Form 10-Q
period 1996-06-30
ICU MEDICAL INC/DE
filed 1996-08-14
CIK 883984

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the quarterly period ended:    June 30, 1996

                                      or

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from:    _______ to _________

                       Commission File No.:     0-19974

                              ICU MEDICAL, INC.

(Exact name of Registrant as provided in charter)
- -------------------------------------------------
          Delaware                                  33-0022692
          --------                                  ----------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

951 Calle Amanecer, San Clemente, California             92673
- --------------------------------------------             -----
(Address of  Principal Executive Offices)               Zip Code

                                (714) 366-2183
               (Registrant's Telephone No. Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes   XXX                         No
               ---                            ----

   Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

          Class                Outstanding at June 30, 1996
          -----                ----------------------------
         Common                         8,867,162

                              ICU Medical, Inc.
                                    Index



Part I - Financial Information                      Page Number
- ------------------------------                      -----------

Item 1.  Financial Statements
- -----------------------------

Balance Sheets, June 30, 1996
and December 31, 1995                                    3

Statements of Income for the three months
ended June 30, 1996 and 1995                             4

Statements of Income for the six months
ended June 30, 1996 and 1995                             5

Statements of Cash Flows for the six months
ended June 30, 1996                                      6

Notes to Financial Statements                            7

Item 2.
- -------

Management's Discussion and Analysis of
Financial Condition and Results of Operations            9


Part II - Other Information                             14
- ---------------------------

Signatures                                              16

                               ICU Medical, Inc.
                                Balance Sheets
                      June 30, 1996 and December 31, 1995
              (all dollar amounts in thousands except share data)
                                  (unaudited)
                                    ASSETS


CURRENT ASSETS:                                                    6/30/96      12/31/95
                                                                   ---------------------
Cash                                                              $   576       $   837
Cash equivalents                                                   33,543        28,827
Investment securities held-to-maturity                                  -           508
Accounts receivable, net of allowance for doubtful
  accounts of $254 and $255 as of June 30, 1996
  and December 31, 1995, respectively.                              3,083         2,733
  Inventories                                                       1,951         1,504
  Prepaids and other                                                  905           889
  Deferred income taxes                                               451           451
                                                                  ---------------------
     Total current assets                                          40,509        35,749

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                           6,467         6,223
  Furniture and fixtures                                            1,023           900
  Molds                                                             3,247         3,129
  Land and buildings                                                4,991         4,988
  Construction in process                                             361           502
                                                                  ---------------------
                                                                   16,089        15,742
Less - Accumulated depreciation                                    (5,080)       (4,093)
                                                                  ---------------------
                                                                   11,009        11,649

Other assets                                                          499           452
                                                                  ---------------------
TOTAL ASSETS                                                      $52,017      $ 47,850
                                                                  =====================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $   945       $ 1,048
  Accrued liabilities                                                 944           938
                                                                  ---------------------
    Total current liabilities                                       1,889         1,986
  Deferred income taxes                                               206           206

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $1.00 par value,
   Authorized 500,000 shares, issued and outstanding - none
  Common stock, $0.10 par value, Authorized, 20,000,000 shares, issued and outstanding - 8,867,162 and 8,662,837
   at June 30, 1996 and December 31, 1995, respectively.              887           866
  Additional capital                                               39,402        38,017
  Retained earnings                                                 9,633         6,775
                                                                   --------------------
    Total stockholders' equity                                     49,922        45,658
                                                                  ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $52,017      $ 47,850
                                                                  =====================

The accompanying notes are an integral part of these financial statements

                               ICU Medical, Inc.
                             Statements of Income
                          For the Three Months Ended
                      June 30, 1995 and June 30, 1996
              (all dollar amounts in thousands except share data)
                                  (unaudited)

                                                                  % of                    % of
                                                      6/30/96    Sales        6/30/95    Sales
                                                  --------------------------------------------
Net sales                                              $6,147     100%         $5,966     100%

Cost of sales                                           2,788      45%          2,848      48%

                                                  --------------------------------------------
Gross profit                                            3,359      55%          3,118      52%

Selling, general and administrative expenses            1,679      27%          1,717      29%

                                                  --------------------------------------------
Income from operations                                  1,680      27%          1,401      23%

Interest and other income                                 331       5%             73       1%

                                                  --------------------------------------------
Income before tax                                       2,011      33%          1,474      25%

Provision for income taxes                                744      12%            584      10%

                                                  --------------------------------------------
Net income                                             $1,267      21%         $  890      15%
                                                  ============================================

Earnings per common and common
stock equivalent:

Net income per share                                    $0.14                   $0.12

                                                  -----------------------------------
  Total                                                 $0.14                   $0.12
                                                  ===================================

Weighted average common
  and common equivalent shares outstanding          9,094,179               7,503,757


   The accompanying notes are an integral part of these financial statements

                               ICU Medical, Inc.
                             Statements of Income
                           For the Six Months Ended
                      June 30, 1995 and June 30, 1996
              (all dollar amounts in thousands except share data)

                                                                  % of                    % of
                                                      6/30/96    Sales        6/30/95    Sales
                                                  --------------------------------------------
Net sales                                             $12,155     100%        $11,393     100%

Cost of sales                                           5,159      42%          5,864      51%

                                                  --------------------------------------------
Gross profit                                            6,996      58%          5,529      49%

Selling, general and administrative expenses            3,133      26%          3,048      27%

                                                  --------------------------------------------
Income from operations                                  3,863      32%          2,481      22%

Interest and other income                                 673       6%            150       1%

                                                  --------------------------------------------
Income before tax                                       4,536      37%          2,631      23%

Provision for income taxes                              1,678      14%          1,010       9%

                                                  --------------------------------------------
Net income                                            $ 2,858      24%        $ 1,621      14%
                                                  ============================================

Earnings per common and common
stock equivalent:

Net income per share                                    $0.32                   $0.22

                                                  -----------------------------------
  Total                                                 $0.32                   $0.22
                                                  ===================================

Weighted average common
  and common equivalent shares outstanding          9,019,058               7,496,556


   The accompanying notes are an integral part of these financial statements

                              ICU Medical, Inc.
                           Statements of Cash Flows
                           For the Six Months Ended
                       June 30, 1996 and June 30, 1995
                      (all dollar amounts in thousands)
                                 (unaudited)

                                                                For the Six Months Ended
                                                                  6/30/96      6/30/95
                                                                ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 2,858      $ 1,621
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                     1,013          998
  (Increase) Decrease in accounts receivable                         (350)        (255)
  (Increase) Decrease in inventories                                 (447)         846
  (Increase) Decrease in prepaids and other assets                    (89)         206
  Increase (Decrease) in accounts payable                            (103)         174
  Increase (Decrease) in accrued liabilities                            6           51
  Increase in deferred offering expenses                               --         (414)
                                                                  -------      -------
      Net cash provided by operating activities                     2,888        3,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                  (347)      (1,171)
Sales of marketable securities                                        508        1,147
                                                                  -------      -------
      Net cash used in investing activities                           161          (24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised and related tax benefits      1,406          777


                                                                  -------      -------
      Net cash provided by financing activities                     1,406          777


                                                                  -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                4,455        3,980

Cash and cash equivalents at the beginning of the period           29,664        3,569

                                                                  -------      -------
CASH AND CASH EQUIVALENTS, end of period                          $34,119      $ 7,549
                                                                  =======      =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for-
Income taxes                                                      $   640      $    29

Non-cash item -- income tax benefits associated with
exercise of stock options.                                        $   941      $   671


   The accompanying notes are an integral part of these financial statements

                              ICU Medical, Inc.

                        Notes to Financial Statements
                                June 30, 1996
                      (all dollar amounts in thousands)
                                 (unaudited)

Note 1 The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented, which adjustments consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders.

Note 2 Inventories consisted of the following at June 30, 1996 and December 31, 1995:

          Description          June 30, 1996               December 31, 1995
          -----------          -------------               -----------------

          Raw material              $959                          $684

          Work in process            554                           532

          Finished goods             438                           288
                                  ------                        ------
          Total                   $1,951                        $1,504
                                  ======                        ======

        Note 3 Earnings per common and common stock equivalent share were computed by dividing income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents consist of the number of shares issuable on exercise of the outstanding common stock options less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method.

Note 4

The effective tax rate differs from that computed at the federal statutory rate of 34 percent as follows:

                                              June 30, 1996
                                            Amount         %
                                          ------------------
Tax at statutory rate                     $1,542,240   34.0%
Tax exempt interest                         (228,820)  (5.0%)
State taxes net of federal
  income tax effect                          276,696    6.1%
Other                                         87,731    1.9%
                                          ------------------
Total                                     $1,677,847   37.0%
                                          ==================

Income tax expense consists of the following components:

June 30, 1996               Federal      State       Total
- -------------------------------------------------------------
Current                    $1,255,640    $239,169  $1,494,809
Deferred                      154,187      28,851     183,038
                           ----------------------------------
                           $1,409,827    $268,020  $1,677,847
                           ==================================

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Quarter Ended June 30, 1996 Compared to the Same Quarter Last Year.
- -------------------------------------------------------------------

          Net sales increased approximately three percent to $6,147,000 in the second quarter compared to $5,966,000 during the same period last year. The increase was primarily attributable to the recording of an estimated $229,000 of revenue sharing due from McGaw, Inc. ("McGaw") based on sales of its SafeLine products. Large unit shipments of the low-priced Rhino, in the current year second quarter, compared to insignificant shipments a year earlier, accounted for a 10% increase in total unit shipments, but did not contribute significantly to dollar volume. Increased unit shipments of Clave products in the 1996 second quarter over the 1995 quarter were accompanied by an anticipated continuing decline in unit shipments of Click Lock, Piggy Lock and McGaw Protected Needle. An anticipated 25% decrease in unit price to McGaw for bulk, non sterile Claves pursuant to a revenue sharing agreement and a general change in product mix, as the Company shipped large unit volumes of the low priced Rhino for the first time and as unit shipments of higher priced Click Lock and Piggy Lock continued to decline, combined to produce a decrease in average selling prices.

          The Clave continues to be the Company's dominant product as reflected in the following comparison of net sales:

=============================================================
Product Line                 1993   1994   1995   Q295   Q296
                             --------------------------------

Clave(R)                      20%    45%    61%    62%    66%

Click Lock and Piggy Lock     75%    41%    20%    18%    12%

McGaw Protected Needle         -      9%    13%    16%    12%

Lopez Valve - other            5%     5%     4%     4%     4%

SafeLine revenue sharing       -      -      -      -      4%

Rhino                          -      -      2      -      2%
                             --------------------------------
Total                        100%   100%   100%   100%   100%
=============================================================

          Net sales of Clave in the second quarter this year increased approximately 10% due to higher unit sales, but were affected by the decrease in unit price to McGaw for bulk, non sterile Claves. Under a nonexclusive strategic supply and distribution agreement (the "McGaw Agreement") with McGaw, the Company will be entitled to share in certain incremental increases in McGaw's Clave selling prices and, as a result could realize higher average selling prices to McGaw in the future. At McGaw's current price levels, Management does not expect to receive any revenue sharing on Clave products sold to McGaw, and there is no assurance the McGaw's pricing in the future will result in revenue sharing under the formula in the McGaw Agreement. Based on McGaw's forecasts, Management expects increases in unit shipments to McGaw to continue during the remainder of 1996, although there is no assurance that McGaw's forecasts will be realized.

          During the first and second quarters of 1996, the Company made initial shipments of Clave to Abbott Laboratories ("Abbott") for test marketing and product qualification under a strategic supply and distribution agreement (the "Abbott Agreement"). Abbott has qualified the Clave, and the Company has begun shipments under Abbott's first production-quantity order. Like the McGaw Agreement, the Abbott Agreement establishes minimum prices that Abbott will pay for Clave products which are lower than historical average selling prices and which the Company negotiated in anticipation of significant sales to Abbott. The Abbott Agreement also includes a revenue sharing formula under which the Company could receive more than the minimum prices based on incremental increases in selling prices of Abbott products incorporating the Company's products. Based on Abbott's initial order and its current forecasts, Management expects sales to Abbott to contribute to Clave shipments during the remainder of 1996. The Abbott Agreement, however, neither requires the purchase of minimum quantities nor prevents Abbott from marketing competing products, and there is no assurance that Abbott will be successful in promoting and selling Clave against its other safe connector offerings, or against other competitors' current or future products. Further, there is no assurance that Abbott's selling prices will be such as to result in revenue sharing with the Company under the Abbott Agreement.

          Management expects that sales of Clave to its independent distributors will be flat for the remainder of 1996 or could decline as a result of either increasing competition from existing and new competitive products or acquisition of Clave market share by Abbott and McGaw. Management expects to encounter some pricing pressure from individual end users, but does not now anticipate that pricing pressure will have a significant effect on operations at least through the end of 1996.

          Management believes the success of Clave has, and will continue to motivate others to develop one piece needleless connectors which may incorporate many of the same functional and physical characteristics as the Clave. The Company is aware of at least two such products. Although the Company believes these products have not impacted its Clave business to date, there is no assurance that the Company's current or future products will be able to successfully compete with these or future products developed by others.

          Net sales of Click Lock and Piggy Lock continued to decline in the second quarter as the market continues to shift to needleless technology. Net sales of Click Lock and Piggy Lock decreased approximately 33% in the second quarter of 1996 compared to the same period last year. Management expects the trend towards needleless technology to continue.

          Net sales of McGaw Protected Needle decreased approximately 18% in the second quarter this year compared to the same period last year due primarily to lower unit shipments. Management expects McGaw Protected Needle sales to be flat or lower for the remainder of 1996 compared to the second quarter this year, for the same reasons that Click Lock and Piggy Lock sales are decreasing.

          Net sales of Lopez Valve and Swiss System were flat in the first quarter compared to the same period last year as unit shipments were essentially the same in both quarters. Management expects modest growth of Lopez Valve sales in 1996.

          Net sales of Rhino to Abbott, which were negligible in the second quarter of 1995, were approximately $127,000 in the second quarter of 1996. The Rhino was designed specifically for Abbott. Based on Abbott's orders and forecasts, Management expects unit shipments of Rhino to increase modestly during the remainder of 1996. Rhino is sold to Abbott under a revenue sharing agreement providing that the Company may receive a share of Abbott's Rhino revenue based on Abbott's selling prices. Net sales of Rhino may increase during the last half of 1996 if unit shipments increase and the Company becomes entitled to revenue sharing.

          Based on McGaw's report to the Company of sales of McGaw SafeLine products, the Company recorded estimated revenue sharing related to sale of SafeLine products of approximately $229,000 under a revenue sharing agreement with McGaw. The Company has not previously recorded revenues under the revenue sharing agreement. Although Management anticipates that such revenue sharing will continue, the actual amount will depend on the volume and selling prices of McGaw's SafeLine products which Management has no means of forecasting.

          During the second quarter of 1996, the Company entered into a distribution agreement with a major international distributor of medical products for distribution of Clave in Europe. The agreement provides that the distributor may add various territories in phases. The Company is currently shipping small quantities for test marketing, and Management does not expect sales under the distribution agreement to become significant in 1996.

          Historically the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. The table below illustrates the effect this phenomenon has on the Company's sales:


===============================================================================
Total net Sales (000's)          Q1          Q2         Q3       Q4     Total

1992                           $2,451     $2,356      $2,603    $2,743  $10,153

1993                           $2,914     $2,335      $2,495    $3,637  $11,381

1994                           $4,180     $3,842      $3,484    $5,036  $16,542

1995                           $5,427     $5,966      $4,617    $5,272  $21,282

1996                           $5,966     $6,147*

  *  Includes $229,000 of Abbott SafeLine revenue sharing.
===============================================================================


     As illustrated above, the second and third quarters tend to be weaker than the first and fourth. The exception is the second quarter last year, in which McGaw was building significant inventory of Clave.

     Gross margin increased to 55% during the second quarter of 1996 compared to 52% during the same period last year. The primary reason for the increase was the McGaw SafeLine revenue sharing recorded in the second quarter this year and not last. Although the Company experienced a decline in average sales prices in the second quarter as noted above, there was a corresponding decrease in unit manufacturing costs as increased production volumes resulted in greater absorption of overhead. Thus, gross margin was not meaningfully impacted by the decrease in average sales prices.

     Sequentially, gross margin decreased from 61% in the first quarter this year to 55% in the second quarter. The primary reasons for the decrease were changes in product mix as higher margin Click Lock, Piggy Lock and McGaw Protected Needle and packaged sterile Clave sites declined and lower margin Rhino and bulk Clave sites sold to Abbott and McGaw, respectively, increased. Further, manufacturing volumes were approximately 25% lower in the second quarter than in the first, resulting in higher overhead cost per unit. The primary reason that production was higher in the first quarter than the second was that management opted to increase inventory levels in the first quarter from approximately $1,500,000 at December 31, 1995 to approximately $1,966,000 at March 31, 1996. The decreases in gross margins described above were positively offset by the McGaw revenue sharing recorded in the second quarter noted above.

     Increasing production of Clave for McGaw and Abbott, together with possible revenue sharing from Abbott's Rhino sales, could positively affect gross margins. Any such improvement could be offset, however, by a potential shift in sales mix from independent distributors to McGaw at lower average selling prices. As a result, Management does not expect margins to increase for the rest of 1996.

     Selling, general and administrative expenses decreased to 27% of sales during the second quarter this year compared to 29% during the same period last year. The decrease from the second quarter last year to the same period this year amounted to $36,000. The components of the change included a decrease in management incentive compensation as certain management bonus arrangements have expired and a decrease in sales and marketing for Clave promotion. These decreases were offset by higher research and development expenses, administrative expenses incurred on behalf of Budget Medical which were not incurred last year, and a significant increase in patent litigation expense to $347,000 for the second quarter this year compared to $61,000 last year.


Six Months Ended June 30, 1996 Compared to the Same Period Last Year
- --------------------------------------------------------------------

     Net sales increased approximately seven percent for the six months ended June 30, 1996 compared to the same period last year. The increase resulted primarily from increased Clave sales, offset in part by declining Click Lock, Piggy Lock and McGaw Protected Needle sales.

     During the period, sales of Clave increased approximately 20% due primarily to higher unit sales while net sales of Click Lock, Piggy Lock and McGaw Protected Needles decreased approximately 27% due to lower unit sales. During the period, the Company also began shipping the Rhino as noted above. For the six months ended June 30, 1996 net sales of Rhino were approximately $147,000.

     Gross margin for the six months ended June 30, 1996 increased to 58% compared to 49% during the same period last year. The main reasons for the improvement were a significant shift in product mix during the first quarter of 1996 toward higher margin Clave products, in particular, packaged sterile Clave sites and accessories, and away from lower margin bulk Clave sites, Click Lock, Piggy Lock and McGaw Protected Needle. Also, the Company recorded revenue sharing from McGaw as noted above and lastly, the Company disposed of obsolete inventory last year and not this year.

     Selling, general and administrative expenses for the six months ended June 30,1996 decreased to 26% of sales compared to 27% during the same period last year, although actual selling, general and administrative expenses increased to $3,133,000 from $3,048,000 during the same period last year. The components of the increase included an increase in patent litigation expense, administrative expenses for Budget Medical not incurred last year and increase in research and development expense. These increases were offset in part by decreases in certain management incentive compensation expenses and a decrease in sales and marketing expense for Clave promotion.

Liquidity and capital resources
- -------------------------------

      During the six months ended June 30, 1996, the Company's cash, cash equivalents and investment securities position increased approximately $3,947,000 to $34,119,000. The primary reasons for the increase were cash provided by operating activities and proceeds from the exercise of stock options and related tax benefits.

      If sales of the Company's products increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, the Company's working capital requirements may increase in the foreseeable future.

      The Company believes that its existing working capital, supplemented by income from operations will provide sufficient working capital for the foreseeable future.

Forward Looking Statements
- --------------------------

     The foregoing statements in this Management's Discussion and Analysis concerning beliefs or expectations for the future with respect to sales growth, sales to particular customers, market shifts, trends, individual product sales, product pricing, seasonal sales fluctuations, factors affecting gross margins, selling, general and administrative expenses generally and specific expenses, and other financial factors are forward looking statements that involve a number or risks and uncertainties. Registrant cautions that, in addition to the factors described in such statements, actual future results of operations are subject to other important factors, including among others the following: general economic and business conditions; the effect of price and safety considerations on the healthcare industry; competitive factors such as product innovation, new technologies, marketing and distribution strength and price erosion; unanticipated market shifts and trends; production problems; changes in product mix; changes in marketing strategy; the availability of patent protection and the cost of enforcing of defending patent claims; and other risks described from time to time in Registrant's registration statements and reports filed with the Securities and Exchange Commission. Results of operations actually achieved in the future may thus differ materially from Management's current expectations.

                                   PART II
                              OTHER INFORMATION


Item 1.  Legal proceedings.
- ---------------------------

          In an action entitled ICU Medical, Inc. v. Tri-State Hospital Supply
                                ----------------------------------------------
Corporation, pending in the United States District Court for the Northern
- -----------
District of California, the Company alleges patent infringement by defendant's protected needle connector. The Company is seeking preliminary and permanent injunctions, and monetary damages in an amount to be determined. On February 8, 1996, the United District Court for the Northern District of California denied Tri-State's motion for summary judgment of non-infringement of the Company's patent. This case is scheduled to proceed to trial in November
1996, on the Company's claim of patent infringement.

          In an action entitled Allen Petty, dba Carmel Development
                                -----------------------------------
International v. ICU Medical, Inc., pending in the Superior Court in Orange
- ----------------------------------
County, California, Plaintiff alleges breach of contract and seeks at least $500,000 in commissions allegedly related to sales of the Clave(R) to various O.E.M. manufactures. The Company believes the claim is without merit and intends to defend the action vigorously.

Item 2.  Changes in securities
- ------------------------------
Inapplicable

Item 3.  Default Upon Senior Securities
- ---------------------------------------
Inapplicable

Item 4.  Submission of Matters to a vote of Security Holders.
- ------------------------------------------------------------

          The following is a description of matters submitted to a vote or Registrant's stockholders at its Annual Meeting of Stockholders held on June 4, 1996:

          A. John J. Connors and Michael T. Kovalchik, III M.D. were elected as directors to hold office until the 1999 Annual Meeting. Votes cast for and withheld with respect to the two nominees were as follows:

                                  Votes For          Votes Withheld
                                  ---------          --------------
John J. Connors                   6,893,307             144,523
Michael T. Kovalchik, III M.D.    6,891,507             146,322

The terms of office of the following directors continued after the Annual
Meeting:

Jack W. Brown                   Richard H. Sherman, M.D.
George A. Lopez, M.D.

          B. A brief description of each other matter voted upon at the meeting and votes cast for and against, abstentions and broker non-votes as to each such matter are as follows:

                                 For        Against     Abstain
                                 ---        -------     -------
Proposal to approve the ICU    2,971,718   2,126,615    28,564
Medical, Inc.
Amended and Restated 1993
Stock Incentive Plan

Proposal to ratify the         6,994,043      35,805     7,981
selection of Arthur Andersen
& Co. as auditors for
Registrant

5. Other Information
- --------------------
None

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

    Exhibits
    --------
      27         Financial Data Schedule

                                  Signatures



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ICU Medical, Inc.
(Registrant)


/s/ John Connors
- ---------------------------------------------
John Connors
Treasurer, Chief Financial Officer
(Principal Financial Officer)