Form 10-Q
period 1996-09-30
ICU MEDICAL INC/DE
filed 1996-11-14
CIK 883984

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 1996

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM:    _______ TO _________

                        COMMISSION FILE NO.:     0-19974

                               ICU MEDICAL, INC.
               (Exact name of Registrant as provided in charter)

                        Delaware                                     33-0022692
                (State or Other Jurisdiction of                (I.R.S. Employer
                Incorporation or Organization)              Identification No.)

          951 Calle Amanecer, San Clemente, California                    92673
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

                Yes   XXX                               No
                      ---                                 ----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

        Class                           Outstanding at November 8, 1996
        -----                           -------------------------------
       Common                                      8,682,230

                               ICU MEDICAL, INC.

                                     INDEX




PART I - FINANCIAL INFORMATION                                  PAGE NUMBER
------------------------------                                  -----------


ITEM 1. FINANCIAL STATEMENTS
----------------------------


Balance Sheets, September 30, 1996 and                                3
December 31, 1995


Statements of Income for the three months                             4
ended September 30, 1996 and 1995


Statements of Income for the nine months                              5
ended September 30, 1996 and 1995


Statements of Cash Flows for the nine                                 6
months ended September 30, 1996


Notes to Financial Statements                                         7


ITEM 2.
-------


Management's Discussion and Analysis of                               8
Financial Condition and Results of Operations


PART II - OTHER INFORMATION                                           14
---------------------------


SIGNATURES                                                            15

                               ICU MEDICAL, INC.
                                 Balance Sheets
                    September 30, 1996 and December 31, 1995
              (all dollar amounts in thousands except share data)


                                     ASSETS

                                                          9/30/96      12/31/95
                                                        ------------------------
                                                        (unaudited)
CURRENT ASSETS:
Cash                                                    $    1,399    $     837
Cash equivalents                                            33,750       28,827
Investment securities held-to-maturity                         -            508
Accounts receivable, net of allowance for doubtful
   accounts of $254 and $255 as of September 30, 1996
   and December 31, 1995, respectively.                      2,884        2,733
  Inventories                                                1,888        1,504
  Prepaids and other                                         1,162          889
  Deferred income taxes                                        451          451
                                                        ------------------------
   Total current assets                                     41,534       35,749

PROPERTY AND EQUIPMENT, AT COST
 Machinery and equipment                                     6,519        6,223
 Furniture and fixtures                                      1,118          900
 Molds                                                       3,402        3,129
 Lands and buildings                                         4,991        4,988
 Construction in process                                       437          502
                                                        ------------------------
                                                            16,467       15,742

Less - Accumulated depreciation                             (5,573)      (4,093)
                                                        ------------------------
                                                            10,894       11,649
Other assets                                                   501          452
                                                        ------------------------
TOTAL ASSETS                                            $   52,929    $  47,850
                                                        ========================

                      LIABILITIES AND STOCKHODERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                       $    1,321    $   1,048
 Accrued liabilities                                           523          938
                                                        ------------------------
   Total current liabilities                                 1,844        1,986
Deferred income taxes                                          206          206

STOCKHOLDERS' EQUITY
 Convertible preferred stock, $1.00 par value,
   Authorized 500,000 shares, issued and outstanding
   - none
 Common stock, $0.10 par value, Authorized,
   20,000,000 shares, issued and outstanding -
   8,867,162 and 8,662,837 at September 30, 1996 and
   December 31, 1995, respectively.                             887         866
 Additional capital                                          39,395      38,017
 Retained earnings                                           10,597       6,775
                                                        ------------------------
  Total stockholders' equity                                 50,879      45,658

                                                        ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    52,929      47,850
                                                        ========================

    The accompanying notes are an integral part of these financial statements.

                               ICU MEDICAL, INC.
                              Statements of Income
                           For the Three Months Ended
                   September 30, 1996 and September 30, 1995
            (all dollar amounts in thousands except per share data)
                                  (unaudited)

                                                               % of                      % of
                                                  9/30/96     Sales       9/30/95       Sales
                                                ---------------------------------------------
Net sales                                       $    5,972    100%      $    4,617      100%

Cost of sales                                        2,884     48%           2,307       50%
                                                --------------------------------------------
Gross profit                                         3,088     52%           2,310       50%

Selling, general and administrative expenses         1,888     32%           1,149       25%
                                                --------------------------------------------
Income from operations                               1,200     20%           1,161       25%

Interest and other income                              330      6%             260        6%
                                                --------------------------------------------
Income before tax                                    1,530     26%           1,421       31%

Provision for income taxes                             566      9%             530       11%
                                                --------------------------------------------
Net income                                      $      964     16%      $      891       19%
                                                ============================================

Net income per share                            $     0.11              $     0.10
                                                ==================================
Weighted average common
 and common equivalent shares outstanding        8,907,056               8,890,485

   The accompanying notes are an integral part of these financial statements.

                               ICU MEDICAL, INC.
                              Statements of Income
                           For the Nine Months Ended
                   September 30, 1996 and September 30, 1995
            (all dollar amounts in thousands except per share data)
                                  (unaudited)

                                                               % of                      % of
                                                  9/30/96     Sales       9/30/95       Sales
                                                ---------------------------------------------
Net sales                                       $   18,127    100%      $   16,010      100%

Cost of sales                                        8,043     44%           8,170       51%
                                                ---------------------------------------------
Gross profit                                        10,084     56%           7,840       49%

Selling, general and administrative expenses         5,021     28%           4,198       26%
                                                ---------------------------------------------
Income from operations                               5,063     28%           3,642       23%

Interest and other income                            1,003      6%             411        3%
                                                ---------------------------------------------
Income before tax                                    6,066     33%           4,053       25%

Provision for income taxes                           2,244     12%           1,540       10%
                                                ---------------------------------------------
Net income                                      $    3,822     21%      $    2,513       16%
                                                =============================================

Net income per share                                 $0.43              $     0.32
                                                ==================================
Weighted average common
 and common equivalent shares outstanding        8,992,433               7,968,161

   The accompanying notes are an integral part of these financial statements.

                               ICU Medical, Inc.
                            Statements of Cash Flows
                           For the Nine Months Ended
                   September 30, 1996 and September 30, 1995
                       (all dollar amounts in thousands)
                                  (unaudited)

                                                        9/30/96         9/30/95
                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 3,822        $ 2,513
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                          1,524          1,368
   (Increase) Decrease in accounts receivable              (151)            54
   (Increase) Decrease in inventories                      (384)         1,152
   (Increase) Decrease in prepaids and other assets        (273)           362
   Increase (Decrease) in accounts payable                  273            177
   Increase (Decrease) in accrued liabilities              (415)          (164)
   Increase in accrued incentive compensation                 -            208
                                                        ----------------------
        Net cash provided by operating activities         4,396          5,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other              (818)        (1,433)
Sales of investment securities                              508          3,070
                                                        ----------------------
        Net cash used in investing activities              (310)         1,637

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised and related
 tax benefits                                             1,399            777
Proceeds from sale of common stock                                      15,866
                                                        ----------------------
        Net cash provided by financing activities         1,399         16,643
                                                        ----------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      5,485         23,950

Cash and cash equivalents at the beginning of the
 period                                                  29,664          3,569
                                                        ----------------------
CASH AND CASH EQUIVALENTS, end of period                $35,149        $27,519
                                                        ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for income taxes            $ 1,085        $   133

Non-cash item--income tax benefits associated
 with exercise of stock options                         $   941        $   730

   The accompanying notes are an integral part of these financial statements.

                               ICU MEDICAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                       (all dollar amounts in thousands)
                                  (unaudited)

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

NOTE 2 Inventories consisted of the following at September 30, 1996 and December 31, 1995:

                Description             9/30/96         12/31/95
                -----------             -------         --------

                Raw material               $923             $684

                Work in process             350              532

                Finished goods              615              288

                                        _______          _______

                Total                    $1,888           $1,504
                                        =======          =======

NOTE 3 Net income per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents consist of the shares issuable on exercise of the outstanding dilutive common stock options less the shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method.

NOTE 4 The effective tax rate differs from that computed at the federal statutory rate of 34 percent principally because of the effect of tax-exempt interest income offset by the effect of state income taxes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Quarter Ended September 30, 1996 Compared to the Same Quarter Last Year.

        Net sales increased $1,355,000, or approximately 29 percent, to $5,972,000 in the third quarter compared to $4,617,000 during the same period last year. The increase was primarily attributable to a 40% increase in CLAVE(R) sales and the recording of an estimated $400,000 of revenue sharing due from McGaw, Inc. ("McGaw") based on sales of its SafeLine and McGaw CLAVE products. Shipments of the low-priced Rhino in the current year third quarter accounted for 14% of the sales increase. Those increases were partially offset by a 27% decrease in Click Lock and Piggy Lock sales.

        Unit shipments of CLAVE products in the 1996 third quarter increased 61% over the 1995 quarter. That was accompanied by an anticipated continuing decline in unit shipments of Click Lock, Piggy Lock and McGaw Protected Needle. An anticipated 25% decrease in unit price to McGaw for bulk, non sterile CLAVEs pursuant to a revenue sharing agreement and a general change in product mix, as the Company shipped large unit volumes of the low priced Rhino and as unit shipments of higher priced Click Lock and Piggy Lock continued to decline, combined to produce a decrease in average selling prices.

        The CLAVE continues to be the Company's dominant product as reflected in the following comparison of net sales:


-------------------------------------------------------------------------------
PRODUCT LINE                       1993      1994      1995     Q395      Q396
-------------------------------------------------------------------------------


CLAVE(R)                            20%       45%       61%       62%       67%
                                -----------------------------------------------
Click Lock and Piggy Lock           75%       41%       20%       21%       11%
                                -----------------------------------------------
McGaw Protected Needle               -         9%       13%       14%        9%
                                -----------------------------------------------
Lopez Valve - other                  5%        5%        4%        3%        4%
                                -----------------------------------------------
SafeLine Revenue sharing             -         -         -         -         5%
                                -----------------------------------------------
Rhino                                -         -         2%        -         4%
                                -----------------------------------------------
TOTAL                              100%      100%      100%      100%      100%
-------------------------------------------------------------------------------



        The increase in unit sales of the CLAVE in the third quarter of 1996 was accompanied by a decrease in average unit prices related principally to the decrease in unit prices to McGaw and Abbott for bulk, non sterile CLAVEs.
Under a nonexclusive strategic supply and distribution agreement with McGaw
(the "McGaw Agreement"), the Company will be entitled to share in certain incremental increases in McGaw's CLAVE selling prices and as a result could realize higher average selling prices to McGaw in the future. The Company recorded approximately $100,000 of revenue sharing in its third quarter of 1996, but at McGaw's current price levels, Management does not expect to receive significantly greater amounts of revenue sharing on CLAVE products sold to McGaw, and there is no assurance that McGaw's pricing in the future will result in any revenue sharing under the formula in the McGaw Agreement. Based on McGaw's forecasts, Management expects increases in unit shipments to McGaw to continue during the remainder of 1996, although there is no assurance that McGaw's forecasts will be realized.

        During the first and second quarters of 1996, the Company made initial shipments of CLAVE to Abbott Laboratories ("Abbott") for test marketing and product qualification under a strategic supply and distribution agreement (the "Abbott Agreement"). Abbott has qualified the CLAVE, and the Company began production-quantity shipments in the third quarter. Like the McGaw Agreement, the Abbott Agreement establishes minimum prices that Abbott will pay for CLAVE products which are lower than historical average selling prices and which the Company negotiated in anticipation of significant sales to Abbott. The Abbott Agreement also includes a revenue sharing formula under which the Company could receive more than the minimum prices based on incremental increases in selling prices of Abbott products incorporating the Company's products. Based on Abbott's initial order and its current forecasts, Management expects sales to Abbott to contribute to CLAVE shipments during the remainder of 1996. The Abbott Agreement, however, neither requires the purchase of minimum quantities nor prevents Abbott from marketing competing products, and there is no assurance that Abbott will be successful in promoting and selling CLAVE against its other safe connector offerings, or against other competitors' current or future products. Further, there is no assurance that Abbott's selling prices will be such as to result in any significant revenue sharing with the Company under the Abbott Agreement.

        Management believes the success of CLAVE has, and will continue to motivate others to develop one piece needleless connectors which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of at least five such products. In response to competitive pressure felt in the third quarter of 1996, the Company in mid-October announced to its distributors a new aggressive pricing strategy to protect and expand its market. Prices to independent distributors will be reduced up to 40%, depending on the type of customer to which the distributor is reselling the CLAVE product. Management expects that the average price reduction in the fourth quarter of 1996 will be less than the maximum 40%, although the average price of its CLAVE products will decline over the next several quarters. Management expects that the price decline will be more than offset by increased volume. However, there is no assurance that such increased volume will be achieved, and there is no assurance that the Company's current or future products will be able to successfully compete with products developed by others.

        Management expects that unit sales of CLAVE to its independent distributors will increase for the remainder of 1996, although the size of such increase may be impacted by competition from existing and new competitive products or acquisition of CLAVE market share by Abbott and McGaw. Management expects to encounter continued pricing pressure from individual end users, but believes that its new pricing strategy will improve its competitive position.

        Net sales of Click Lock and Piggy Lock continued to decline in the third quarter as the market continues to shift to needleless technology. Net sales of Click Lock and Piggy Lock decreased approximately 27% in the third quarter of 1996 compared to the same period last year. Management expects the trend towards needleless technology to continue.

        Net sales of McGaw Protected Needle decreased approximately 17% in the third quarter this year compared to the same period last year due primarily to lower unit shipments. Management expects McGaw Protected Needle sales to be flat or lower for the remainder of 1996 compared to the third quarter this year, for the same reasons that Click Lock and Piggy Lock sales are decreasing.

        Net sales of Lopez Valve and Swiss System increased slightly in the third quarter compared to the same period last year because of an increase in unit shipments. Management expects modest growth of Lopez Valve sales for the remainder of 1996.

        Net sales of Rhino to Abbott, which were negligible in the third quarter of 1995, were approximately $245,000 in the third quarter of 1996. The Rhino was designed specifically for Abbott. Based on Abbott's orders and forecasts, Management expects unit shipments of Rhino to increase modestly during the remainder of 1996. Rhino is sold to Abbott under a revenue sharing agreement providing that the Company may receive a share of Abbott's Rhino revenue based on Abbott's selling prices. The Company has not yet recorded any revenue sharing under the Abbott Rhino agreement, but expects to record revenue sharing for Abbott Rhino sales in the fourth quarter of 1996; the amount that may be recorded has not been determined and will be based on sales information furnished by Abbott.

        Based on McGaw's report to the Company of sales of McGaw SafeLine products, in the third quarter of 1996 the Company recorded estimated revenue sharing related to sale of SafeLine products of approximately $300,000 under a revenue sharing agreement with McGaw. Although Management anticipates that such revenue sharing will continue, the actual amount will depend on the volume and selling prices of McGaw's SafeLine products which management has no means of forecasting.

        During the second quarter of 1996, the Company entered into a distribution agreement with BOC OHMEDA AB ("Ohmeda"), a major distributor of medical products, for distribution of CLAVE in Europe. Test marketing is completed and approval of a full launch of exclusive distribution is expected shortly. The agreement provides for initial distribution in the United Kingdom, France and the Benelux countries, and the addition of most other countries in Europe in phases. The Company made its first shipments under the contract in the third quarter if 1996. Management does not expect sales under the distribution agreement to become significant in 1996. Total sales to foreign distributors were $278,000 in the third quarter of 1996, and $578,000 for the first three quarters in total. Management expects that its sales to foreign distributors will continue to increase in the future.

        Historically the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. The table below illustrates the effect this phenomenon has on the Company's sales:

================================================================================
TOTAL NET SALES (000'S)       Q1         Q2         Q3         Q4         TOTAL
--------------------------------------------------------------------------------
1992                        $2,451     $2,356     $2,603     $2,743      $10,153
--------------------------------------------------------------------------------
1993                        $2,914     $2,335     $2,495     $3,637      $11,381
--------------------------------------------------------------------------------
1994                        $4,180     $3,842     $3,484     $5,036      $16,542
--------------------------------------------------------------------------------
1995                        $5,427     $5,966     $4,617     $5,272      $21,282
--------------------------------------------------------------------------------
1996                        $5,966     $6,147*    $5,972**
================================================================================

*    Includes $229,000 of McGaw SafeLine Revenue Sharing
================================================================================
**   Includes $300,000 of McGaw SafeLine Revenue Sharing
================================================================================


        As illustrated above, the second and third quarters tend to be weaker than the first and fourth. The exception is the second quarter of 1995, in which McGaw was building significant inventory of CLAVE.

        Gross margin increased to 52% during the third quarter of 1996 compared to 50% during the same period last year. The primary reason for the increase was the McGaw SafeLine revenue sharing recorded in the third quarter this year as compared to none last year. That was partially offset by the decline in average sales prices in the third quarter which was only partially offset by a decrease in unit manufacturing costs.

        Sequentially, gross margin decreased from 61% in the first quarter this year to 55% in the second quarter and 52% in the third quarter. The primary reasons for the decrease were changes in product mix as higher margin Click Lock, Piggy Lock and McGaw Protected Needle and packaged sterile CLAVE sites declined and lower margin Rhino sold to Abbott and bulk CLAVE sites sold to Abbott and McGaw increased. Further, manufacturing volumes were lower in the second quarter than in the first, resulting in higher overhead cost per unit. The same trends in product mix continued in the third quarter, further decreasing margins. Manufacturing volumes increased in the third quarter, but the benefit of that increase was offset principally by non-recurring quality control efforts related to certain automated production equipment. The decreases in gross margins described above were positively offset by the McGaw revenue sharing recorded in the second and third quarters as noted above.

        Management believes that its new pricing strategy for the CLAVE may initially adversely affect the gross margin percentage, but that as volume increases gross margin percentages should not deteriorate, and may improve.
This is because a large portion of the Company's manufacturing costs are fixed and the Company has adequate existing fixed-asset capacity to handle increased volumes. In addition, increasing production of CLAVE for McGaw and Abbott, together with possible revenue sharing from Abbott's Rhino sales, could positively affect gross margins. Any such improvement could be offset, however, by a potential shift in sales mix from independent distributors to McGaw and Abbott at lower average selling prices. As a result, Management does not expect margins to decrease for the rest of 1996, but believes that any increase for the rest of 1996 will be relatively small.

        Selling, general and administrative expenses increased to 32% of sales during the third quarter of 1996 compared to 25% during the same period last year. The increase from the third quarter last year to the same period this year amounted to $739,000. The principal component of the increase was the continuing cost of patent litigation, which was $546,000 for the third quarter this year compared to $45,000 last year; without those costs, SG&A expenses would have been 23% of sales in 1996. Other SG&A expenses increased at a somewhat lower rate than sales except for administrative expenses incurred on behalf of Budget Medical which were not incurred last year and a higher levels of research and development expenses.

        Management expects the patent litigation costs to continue at approximately the same level as in the third quarter of 1996 until the case goes to trial, or until it is settled, if sooner. Trial is currently scheduled for January 1997.

        Interest and other income increased $70,000 in line with the higher balances in the Company's cash equivalents, which are held in short-term tax exempt and money market investments.

        Net income increased $73,0000 over the comparable period last year. While net sales and gross profit increased 29% and 33%, respectively, the disproportionate increase in SG&A expenses because of the patent litigation costs reduced the overall increase in net income to 8%.

Nine Months Ended September 30, 1996 Compared to the Same Period Last Year
--------------------------------------------------------------------------

        Net sales increased approximately 13% for the nine months ended September 30, 1996 compared to the same period last year. The increase resulted primarily from increased CLAVE sales, and recording of an estimated $629,000 of revenue sharing due from McGaw, Inc. and increased Rhino sales to Abbott, offset in part by declining Click Lock, Piggy Lock and McGaw Protected Needle sales.

        During the period, sales of CLAVE increased approximately 26% due primarily to higher unit sales while net sales of Click Lock, Piggy Lock and McGaw Protected Needles decreased approximately 26% due to lower unit sales. During the period, the Company also began shipping the Rhino as noted above. For the nine months ended September 30, 1996 net sales of Rhino were approximately $432,000.

        Gross margin for the nine months ended September 30, 1996 increased to 56% compared to 49% during the same period last year. The main reasons for the improvement were a significant shift in product mix during the first quarter of 1996 toward higher margin packaged sterile CLAVE products, and away from the Company's other products. As noted above, that shift has partially reversed itself in the second and third quarters of 1996. Also, the Company recorded SafeLine revenue sharing from McGaw, as noted above, which accounted for 3% of the increase in gross margin.

        Selling, general and administrative expenses for the nine months ended September 30, 1996 increased to 28% of sales compared to 26% during the same period last year. The increase in SG&A expenses was $823,000. The components of the increase included an increase in patent litigation expense of $829,000 to $986,000 for 1996 to date, administrative expenses for Budget Medical not incurred last year and increase in research and development expense. These increases were offset in part by decreases in certain administrative and sales and marketing expenses.

        Interest and other income increased $592,000 in line with the higher balances in the Company's cash equivalents, which are held in short-term tax exempt and money market investments.

        Income before tax for the nine months ended September 30, 1996 increased $2,013,000, or 50%, over the comparable period last year. Almost one-third of the increase was from higher interest income. While net sales and gross profit increased 13% and 29%, respectively, SG&A expenses increased only 20%, so income from operations increased 39%. Were it not for the patent litigation expense, SG&A expenses would have been virtually unchanged in total and operating income would have increased 63%.

        Net income and net income per share increased 52% and 34%, respectively. The increase in net income per share was proportionally less than the increase in net income because of the increase in the number of common shares outstanding following the Company's sale of common stock on July 5, 1995.

Liquidity and capital resources
-------------------------------

        During the nine months ended September 30, 1996, the Company's cash, cash equivalents and investment securities position increased $5,485,000 to $35,149,000. The primary reasons for the increase were cash provided by operating activities and proceeds from the exercise of stock options and related tax benefits.

        If sales of the Company's products increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, the Company's working capital requirements may increase in the foreseeable future.

        The Company believes that its existing working capital, supplemented by income from operations will be sufficient for the foreseeable future.

        In October 1996, the Company implemented a program of repurchasing shares of its common stock. Purchases will be made at market prices when the price is such that the reduction in the number of shares will result in an increase in earnings per share. The Company expects to expend approximately $6,000,0000 to $8,000,000 to repurchase its shares; this amount is subject to change based on market conditions and other factors, and the ultimate amount spent may be significantly more or less. Through November 8, 1996, the Company had purchased 184,932 shares at a cost of $1,601,000.

Forward Looking Statements
--------------------------

        The foregoing statements in this Management's Discussion and Analysis concerning beliefs or expectations for the future with respect to sales growth, sales to particular customers, market shifts, trends, individual product sales, product pricing, seasonal sales fluctuations, factors affecting gross margins, selling, general and administrative expenses generally and specific expenses, and other financial factors are forward looking statements that involve a number or risks and uncertainties. The Registrant cautions that, in addition to the factors described in such statements, actual future results of operations are subject to other important factors, including among others the following: general economic and business conditions; the effect of price and safety considerations on the healthcare industry; competitive factors such as product innovation, new technologies, marketing and distribution strength and price erosion; unanticipated market shifts and trends; production problems; changes in product mix; changes in marketing strategy; the availability of patent protection and the cost of enforcing of defending patent claims; and other risks described from time to time in Registrant's registration statements and reports filed with the Securities and Exchange Commission, including the Company's Current Report on Form 8-K dated November 14, 1996. Results of operations actually achieved in the future may thus differ materially from Management's current expectations. The Company disclaims any obligation to update the statements or to announce publicly the result of any revision to any of the statements contained herein to reflect future events or developments.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

        In an action entitled ICU Medical, Inc. v. Tri-State Hospital Supply
                              ----------------------------------------------
Corporation, pending in the United States District Court for the Northern
-----------
District of California, the Company alleges patent infringement by defendant's protected needle connector. The Company is seeking preliminary and permanent injunctions, and monetary damages in an amount to be determined. On February 8, 1996, the United States District Court for the Northern District of California denied Tri-State's motion for summary judgment of non-infringement of the Company's patent. This case is scheduled to proceed to trial in January 1997, on the Company's claim of patent infringement.

        In an action entitled Allen Petty, dba Carmel Development International
                              -------------------------------------------------
v. ICU Medical, Inc., pending in the Superior Court in Orange County,
--------------------
California, Plaintiff alleges breach of contract and seeks at least $500,000 in commissions allegedly related to sales of the CLAVE to various O.E.M. manufacturers. The Company believes the claim is without merit and intends to defend the action vigorously.


ITEM 2.  CHANGES IN SECURITIES
------------------------------
Inapplicable


ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------
Inapplicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
Inapplicable


ITEM 5. OTHER INFORMATION
-------------------------
None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------
27    Financial Data Schedule

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                 Date:  November 14, 1996
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and
 Chief Accounting Officer)