Form 10-K
period 1996-12-31
ICU MEDICAL INC/DE
filed 1997-03-26
CIK 883984

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 0-19974

                               ICU MEDICAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                         33-0022692
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
         951 CALLE AMANECER
      SAN CLEMENTE, CALIFORNIA                               92673
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (714) 366-2183

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities Registered Pursuant to Section 12 (g) of the Act:
                         Common Stock, $.10 par value

     Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No
                                            ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of February 28, 1997 was $63,081,000. *

     The number of shares outstanding of Registrant's Common Stock, $.10 par value, as of February 28, 1997 was 8,169,861.

          Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders, filed or to be filed pursuant to Regulation 14A within 120 days following Registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III of this Report.
-----------------
* Without acknowledging that any persons other than Dr. George A. Lopez and Jesus Mejia are affiliates, all directors and executive officers have been included as affiliates solely for purposes of this computation.
================================================================================

                                    PART I
ITEM 1.  BUSINESS.

     ICU Medical, Inc., together with its wholly-owned subsidiary Budget Medical Products, Inc. ("BMP") (collectively, the "Company") is a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in intravenous ("IV") therapy applications. The Company's IV connectors are designed to prevent accidental disconnection's of IV lines and to protect healthcare workers and their patients from the spread of infectious diseases such as Hepatitis B and Human Immunodeficiency Virus ("HIV") by significantly reducing the risk of accidental needlesticks. In 1993, the Company launched the CLAVE(R), an innovative one-piece, needleless IV connection device which has become the Company's fastest growing, and largest selling product. The Company believes that the CLAVE offers healthcare providers a combination of safety, ease of use, reliability and cost effectiveness that is superior to any other protective IV connection system on the market.

     Heightened awareness of the risk of infection from needlesticks and the substantial expense to healthcare providers of complying with regulatory protocols when needlesticks occur have led to growing demand for safe medical devices such as the Company's protective IV connectors. In addition, healthcare regulations promulgated by OSHA mandate that "universal precautions" be observed to minimize exposure to blood and other body fluids.

BACKGROUND

     The Company's first products, the Click Lock and Piggy Lock, feature protected needles to prevent accidental contact with needles and include locking mechanisms to prevent accidental disconnections. These products were designed to replace conventional products and methods, such as IV connectors with exposed needles that are secured by tape or open luer lock connections. Such conventional products typically do not provide the protection from needlesticks, accidental disconnection and contamination that are provided by the Company's products. Although protected needle products manufactured by the Company and by others significantly reduce the risk of needlesticks, they nevertheless employ steel needles which require special disposal procedures.

     Recognizing the inherent risks associated with needle handling and disposal, even with protected needle systems, the Company developed the CLAVE, a needleless IV connection system which was introduced in 1993. The CLAVE IV connection system allows protected, secure and sterile IV connections without needles and without failure prone mechanical valves used in the IV connection systems of some competitors. The CLAVE was designed to eliminate needles from certain applications by acute care hospitals, home healthcare providers, ambulatory surgical centers, nursing homes, convalescent hospitals, physicians' offices, medical clinics, and emergency services. Reduction in the use of needles will not only decrease needlesticks but will also reduce the number of needles to be disposed of and certain safety risks inherent in needle handling and disposal. While the Company continues to manufacture and sell protected needle products, sales of those products are declining as the market penetration of needleless systems such as the CLAVE and other competitive needleless products increases.

IV USAGE AND INFECTION CONTROL

     Primary IV therapy lines, used in hospitals, nursing homes, emergency units and in home healthcare, consist of a tube running from a bottle or plastic bag containing an IV solution to a catheter inserted in a patient's vein. The tube typically has several injection ports or Y sites (conventionally, entry tubes covered by latex caps) to which a secondary IV line can be connected to permit constant intravenous administration of medications, fluids and nutrients, and to allow instantaneous intravenous administration of emergency medication.

     In conventional practice, primary IV system connections are made by inserting an exposed steel needle attached to the primary IV line into an injection port connected to the catheter. Conventional secondary IV connections, so called piggyback connections, are made by inserting an exposed steel needle attached to a secondary IV line into an injection port or other IV connector.
In a conventional IV connection the needle, which typically is secured only with tape, can detach from the catheter or injection port resulting in disconnection and a serious and sometimes fatal interruption of the flow of the IV solution to the patient. The exposed needles can easily be contaminated by contact with unsterile objects or through contact with fluid in the IV lines. A contaminated needle can result in infection to healthcare workers and, less frequently, patients, as a result of accidental needlesticks.

Increasing awareness of the risk of infection from needlesticks and the substantial and increasing expense to healthcare providers of complying with regulatory protocols when needlesticks occur have led to a growing demand for safe medical devices such as the Company's protective IV connectors.

     Hepatitis B and HIV are transmitted through blood and other body fluids, and workers who come in contact with such infectious materials are at risk of contracting these diseases. Transmissions may occur from needlesticks by contaminated needles or exposure of mucous membranes to infectious body fluids containing blood traces. Following each needlestick, the healthcare provider is required to perform a series of tests on the healthcare worker for both Hepatitis B and HIV as well as track and record each needlestick incident.
Thus, needlesticks result in time lost from work and substantial expense regardless of whether an infectious disease is transmitted. The Company's protective IV connectors are designed to prevent accidental needlesticks from needles originating from primary and secondary IV connections.

PRODUCTS

CLAVE Products

     A conventional IV line terminates with a male luer connector to which a needle would be attached to penetrate a latex-covered injection port to make a primary or secondary IV connection. With the CLAVE system, instead of attaching a needle to the male luer, a CLAVE is used in place of the injection port and the male luer, without a needle, is simply threaded into the CLAVE with a half turn. The CLAVE consists of a cylindrical housing which contains a silicone compression seal and a recessed plastic piercing element. As the luer tip enters the CLAVE housing, it depresses the silicone seal back into the housing and slides over the piercing element which penetrates through the compressed silicone. Fluid channels in the piercing element create a continuous fluid pathway from the IV line, through the CLAVE into the primary IV line and into the catheter. The luer tip creates a tight seal against the top of the silicone thereby preventing contaminants from entering the fluid pathway. When the IV line is disconnected from the CLAVE, the silicone compression seal expands to again fill the housing and reseal the opening. When the CLAVE is not in use, the silicone compression seal fills the opening in the housing and covers the plastic piercing element, thus completely sealing the connector and presenting a flush surface which can be cleansed with an alcohol swab.

     Emergency medications can be administered through the CLAVE by using a standard syringe without a hypodermic needle attached. The CLAVE can be used with any conventional primary IV system, acute and chronic central venous IV system, acute care catheter, multi-lumen catheter, peripheral catheter and a variety of other standard devices. The resilience of the silicone compression seal permits repeated connections and disconnections without replacing the CLAVE.

     The CLAVE Y site is designed to be integrated directly into primary and secondary IV sets, thus eliminating the need for special adapters, pre-slit injection ports, or metal needles when making piggyback IV connections. Currently, all popular IV connection systems that compete with the Company's systems require either a metal needle, a pre-slit injection port or a special adapter to make piggyback connections. The original CLAVE can be used to make a piggyback connection, but it also requires a special adapter when used in piggyback applications. The Company believes the integrated CLAVE Y site offers a lower cost alternative to existing systems by eliminating the need for multiple parts. The healthcare professional simply inserts the male luer of any secondary IV set, without a needle, into the CLAVE Y site and twists to make the connection. The CLAVE Y site will not replace CLAVE products used in non-piggyback connections. Unlike the original CLAVE site, the CLAVE Y site is marketed exclusively to IV set manufacturers, such as McGaw Inc. ("McGaw") and Abbott Laboratories ("Abbott"). These manufacturers plan to build the CLAVE Y site directly into their IV sets. Sales of the CLAVE Y site to date have only been to Abbott and accounted for approximately 4% of the Company's net sales in 1996.

     The CLAVE is the Company's fastest growing and largest selling product line, and accounted for 68% of the Company's net sales in 1996.

Click Lock and Piggy Lock Products

     The Company's first products, the Click Lock and Piggy Lock, were designed to overcome the limitations of conventional IV connections which use exposed needles. The needles in the Click Lock and Piggy Lock systems are completely recessed into a clear plastic cylindrical housing to reduce the risk of needlesticks and contamination by preventing contact between the needle and other objects. Locking devices which snap closed with an audible click are designed to prevent accidental disconnection but permit immediate and easy disconnection when desired. The cylindrical housing also acts as a guide to direct the needle accurately into the matching port, thus allowing an easy, quick connection while preventing the needle point from scratching the insides of the injection port on insertion and scraping off particles of plastic which could enter the patient's vascular system. The clear plastic housing and the audible click permit visual and aural confirmation that the connection has been made.

     The Click Lock housing locks onto the Company's matching injection port located on either piggyback IV sets or extension IV sets manufactured by the Company. Matching injection ports are also sold separately for use on other manufacturers' extension sets and catheters. Using the appropriate IV set or separate matching injection port, the Click Lock can be used with any conventional primary IV system, acute or chronic central venous IV system, acute care catheter, multi-lumen catheter, implantable medication port, peripheral catheter and a variety of other standard devices. The Piggy Lock was developed as a less expensive, more convenient alternative to using a Click Lock and related IV set combination to make a secondary or piggyback IV connection. The Piggy Lock does not however replace Click Lock components used in non-piggyback or conventional catheter connections.

     With the availability of the CLAVE and other needleless products sold by competitors, the market is shifting rapidly away from protected needle products to needleless connection systems. Sales of Click Lock and Piggy Lock products are declining both absolutely and as a percentage of net sales.

McGaw Protected Needle and Safeline Products

     The Company has a Manufacture and Supply Agreement with McGaw (the "McGaw Agreement") extending to July 2000, which grants the Company exclusive rights to perform certain assembly of the McGaw Protected Needle which is marketed and distributed by McGaw. See Marketing and Distribution, below. The McGaw Protected Needle is similar to the Click Lock, and competes with the Company's IV connection systems. The McGaw Agreement provides that the Company release McGaw from any claims for patent infringement resulting from the sale of McGaw Protected Needles prior to the effective date of the McGaw Agreement, so long as the McGaw Agreement is in effect, and permanently once McGaw purchases a specified quantity of McGaw Protected Needles. The Company began assembly of the McGaw Protected Needle during 1994. Sales of the McGaw Protected Needle to McGaw under the McGaw Agreement accounted for approximately 9%, 14%, and 9% of the Company's net sales in 1994, 1995 and 1996, respectively. With the continuing shift in demand from protected needle to needleless products, the Company expects sales of McGaw Protected Needles will eventually decline. Pursuant to a May 1995 amendment to the McGaw Agreement, McGaw also agreed to pay the Company a share of McGaw's revenues on Safeline, a new needleless IV connector designed and manufactured by McGaw for use with pre-slit injection ports. Such payments commenced in 1996 and accounted for approximately 3% of the Company's net sales.

Lopez Valve

     The Company's Lopez Valve is a small "T" valve designed to be connected into nasogastric tube systems. The valve permits intermittent injection of medications or fluids through nasal passages without having to disconnect the nasogastric tube. By eliminating the need to disconnect the nasogastric tube, the Lopez Valve helps prevent the splashing of and risk of contact with potentially infectious stomach fluids and also saves valuable time.

RF100 and RF150

     The Company has developed a family of inexpensive single-use needleless connectors for use in both piggyback and non-piggyback applications. The RF100, designed for use in piggyback applications, is a one-piece, needleless IV connector comprised of a small plastic piercing element that is recessed into a plastic housing. The

RF100 locks onto any standard Y site reducing the potential for accidental disconnection. The RF150 is similar to the RF100 in that it is comprised of a small plastic piercing element that is recessed into a plastic housing. The RF150 was developed specifically for Abbott for use with pre-slit injection ports in piggyback and non-piggyback applications. Once the injection port is pierced, the protective housing opens much like a clothes pin, and locks over the pre-slit injection port thus reducing the potential for accidental disconnections. Although the Company believes that the CLAVE has significant functional advantages over the RF100 and RF150, these products could compete with the CLAVE as less expensive needleless IV connectors.

Budget Medical Products, Inc.

     During late 1995, the Company created BMP as a wholly owned subsidiary.
BMP was established to service the low end of the safe medical connector market by distributing custom IV sets manufactured by the Company which incorporate lower priced safe medical connectors, and custom IV sets incorporating the CLAVE. During 1995, BMP had no revenue and nominal expenses. During 1996, BMP's revenues were approximately $400,000. The Company expects to continue to expand the operations of BMP in 1997.

New Products

     The Company is developing a number of new products and enhancements to the CLAVE that it intends to introduce in 1997. The Company believes innovative products continue to be important to maintaining and increasing its sales levels.

MARKETING AND DISTRIBUTION

     The influence of managed care and the growing trend toward consolidation among healthcare providers are the driving forces behind the Company's sales and marketing strategies. Many healthcare providers are consolidating to create economies of scale and to increase negotiating power with suppliers. In an effort to further control costs, many of these consolidated groups are entering into long-term contracts with medical suppliers at fixed pricing. In this changing market place, the Company believes it is becoming increasingly important to secure contracts with major buying organizations in addition to targeting specific hospital and homecare providers.

     The Company has entered into strategic supply and distribution relationships with McGaw and Abbott, two major IV product suppliers, each of whom has a significant share of the IV set market under contract. The McGaw Agreement, which extends to July 2000, gives McGaw exclusive and nonexclusive rights to distribute certain CLAVE products to certain categories of customers. Under the Abbott Agreement which extends to April 2002, Abbott also has rights to market certain CLAVE products together with its own products. The McGaw Agreement and the Abbott Agreement establish the minimum prices that McGaw and Abbott will pay for the Company's products, which are lower than the Company's current average selling prices and which the Company negotiated in anticipation of significant sales to McGaw and Abbott. The McGaw Agreement provides for automatic reductions in minimum prices based on volume increases, and the Abbott Agreement provides for annual renegotiation of minimum prices. The Company could receive more than the minimum prices under formulae in the agreements based on incremental increases in selling prices of McGaw and Abbott IV sets incorporating the Company's products. Although the Company could experience declines in gross margins at the minimum price levels, the Company believes that any such declines would be offset in part by improved absorption of manufacturing overhead as a result of increased production volumes anticipated from sales to McGaw and Abbott.

     McGaw and Abbott purchase CLAVE products packaged separately and in bulk for distribution in the hospital market and certain homecare providers. CLAVE products purchased in bulk are assembled into McGaw and Abbott's primary and secondary IV sets. Both McGaw and Abbott purchase other CLAVE products which are sold as accessories.

     The Company currently has approximately 23 independent distributors in the United States who employ approximately 150 salespeople in the aggregate. In addition, the Company employs 25 product specialists who support the Company's distributors' salespeople, calling on prospective customers, demonstrating products and supporting programs to train distributors' and customers' staffs in the use of the Company's products. Distributors purchase and stock the Company's products for resale to hospitals and home healthcare providers.

     Sales to McGaw of McGaw Protected Needles and CLAVE products accounted for approximately 20%, 30% and 28% of the Company's net sales in 1994, 1995 and 1996, respectively. Sales to Abbott accounted for approximately 7% of net sales in 1996. Two independent distributors, Professional Hospital Supply and New England Medical Specialties accounted for 13% and 9%, respectively, of 1996 net sales. All other customers account for smaller percentages of net sales. Although the loss of one or more of the distributors named above could have an adverse affect on the Company's business, the Company believes it could readily locate other distributors in the same territories who could continue to distribute the Company's products to the same customers. The loss of McGaw or Abbott as a customer would be more significant because these customers have full-line contracts with numerous hospitals and homecare providers to supply all IV products and solutions to those customers.

     The Company's products are distributed in several European countries, Canada, the Middle East, Australia, Japan and other parts of Asia. During 1996, 1995 and 1994, foreign sales accounted for approximately 3%, 2% and 2%, respectively, of the Company's net sales. During the second quarter of 1996, the Company entered into a distribution agreement with BOC OHMEDA AB ("Ohmeda"), a major distributor of medical products, for distribution of CLAVE in Europe. Full launch of exclusive distribution in the United Kingdom, France and the Benelux countries commenced in the fourth quarter of 1996, and distribution in most other countries in Europe will be added in phases. In late 1996, the Company employed a product specialist and a clinical specialist resident in Europe. Management expects that its sales to foreign distributors will continue to increase in the future.

MANUFACTURING

     Manufacturing of the Company's products involves injection molding of plastic parts, manual and automated assembly of the molded plastic parts, needles and other components, quality control inspection, packaging and sterilization. The Company molds the majority of its requirements for components, performed all assembly, quality control, inspection, packaging, labeling and shipping of its products. Sterilization and sterility testing are performed under contract by independent companies.

     The Company has a fully-integrated medical device manufacturing facility in two adjacent buildings totaling 78,000 square feet in San Clemente, California, run by a team of experienced manufacturing management personnel. A mold maintenance shop supports the repair and maintenance needs of the Company's molding operation. In addition, the mold maintenance shop serves as a research and development prototype shop, and utilizes advanced computer assisted design systems and automated machining equipment. The state-of-the-art medical device molding facility includes an 8,000 square foot class 100,000 clean room in which all molding of the Company's proprietary medical components is performed. The clean room is equipped with 22 injection molding machines and ancillary equipment including robots designed to minimize human intervention. The Company uses sophisticated, highly automated assembly systems to assemble the CLAVE, Click Lock, RF150 and the McGaw Protected Needle products. The assembly systems are custom designed and manufactured for the Company. The Company's new CLAVE Y site was initially assembled in a semi-automated mode until automated assembly equipment was completed and installed in early 1997. The Piggy Lock, Lopez Valve and IV sets are assembled manually.

     The Company's state-of-the-art injection molding technology and highly automated assembly systems are designed to maintain a high level of product quality and achieve high volume production at low unit manufacturing costs. To achieve these advantages and to gain greater control over raw material and finished product delivery times, the Company now molds its entire requirements of proprietary molded components. Generic, "off-the-shelf" items are purchased from outside vendors unless significant cost savings can be achieved by molding in-house. The Company is not dependent on any individual vendor for purchased parts and has no contracts with its suppliers beyond the terms of purchase orders issued.

     The Company's products are currently sterilized in processes which use either gamma radiation or ethylene oxide gas ("ETO"). Most of the Company's sterilization is by gamma radiation. Sterilization is performed by independent companies who have extensive equipment and procedures to prevent the release of ETO and radiation into the environment. Use of ETO in California is subject to hazardous material labeling requirements. The

Company believes that it can continue to have its products sterilized by firms in California. The Company is also investigating other methods of sterilization that would be more cost effective and less time-consuming.

GOVERNMENT REGULATION

     Government regulation is a significant factor in the development, marketing and manufacturing of the Company's products. The Company and its products are regulated by the FDA under a number of statutes including the Federal Food, Drug and Cosmetics Act ("FDC Act"). The FDC Act provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FDC Act, under which the manufacturer gives the FDA a premarket notification of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a medical device does not qualify for the Section 510(k) procedure, the manufacturer must file a premarket approval ("PMA") application. This requires substantially more extensive pre-filing testing than the Section 510(k) procedure and involves a significantly longer FDA review process. FDA approval of a PMA application occurs only after the applicant has established safety and efficacy to the satisfaction of the FDA. Each of the Company's current products has qualified, and the Company anticipates that any new products that it is likely to market will qualify, for the expedited Section 510(k) clearance procedure. There is no assurance, however, that new products developed by the Company or any manufacturers that the Company might acquire, or claims that the Company may make concerning those products, will qualify for expedited clearance rather than the more time consuming PMA procedure or that, in any case, they will receive clearance from the FDA. FDA regulatory processes are time consuming and expensive. Uncertainties as to time required to obtain FDA clearances or approvals could adversely affect the timing and expense of new product introductions. All of the regulated products currently manufactured by the Company are classified as Class II medical devices by the FDA. Class II medical devices are subject to performance standards relating to one or more aspects of the design, manufacturing, testing and performance or other characteristics of the product in addition to general controls involving compliance with labeling and record keeping requirements.

     The Company must comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services ("DHS") require manufacturers to register and subject them to periodic FDA and DHS inspections of their manufacturing facilities. The Company is an FDA registered medical device manufacturer, and must demonstrate that the Company and its contract manufacturers comply with the FDA's current Good Manufacturing Practices ("GMP") regulations. Under these regulations, the manufacturing process must be regulated and controlled by the use of written procedures and the ability to produce devices which meet the manufacturer's specifications must be validated by extensive and detailed testing of every critical aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Further, the FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. Failure to adhere to GMP requirements would cause the products produced to be considered in violation of the applicable law and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting them to periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.

     The Company believes that its products and procedures are in compliance with all applicable FDA and DHS regulations. There can be no assurance, however, that other products under development by the Company or products developed by the Company in the future will be cleared by the FDA and classified as Class II products, or that additional regulations restricting the sale of its present or proposed products will not be promulgated by the FDA or DHS. In addition, changes in FDA, DHS or other federal or state health, environmental or safety regulations or their applications could adversely affect the Company's business.

     To market its products in the European Community ("EC"), the Company must conform to additional requirements of the EC and demonstrate conformance to established quality standards and applicable Directives. As a manufacturer that designs, manufactures and markets its own devices, the Company must comply with the quality management standards of EN ISO 9001(08/94)/EN 46001 (10/93). Those quality standards are similar to the GMP regulations but incorporate the quality requirements for product design and development.

     Manufacturers of medical devices must also be in conformance with EC Directives such as Council Directive 93/42/EEC ("Medical Device Directive") and their applicable annexes. Those are regulations that assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC. Once a manufacturer and its devices are in conformance with the Medical Device Directive, the "CE" Mark may be affixed to its devices. The CE Mark gives devices an unobstructed entry to all the member countries of the EC.

     The Company has demonstrated conformity to the regulations of both EN ISO 9001 (08/94)/EN 46001 (10/93) and the Medical Device Directive. Upon identifying an EC representative and developing the associated technical files for its products, the Company can affix the CE Mark to its device labeling.

     The Company believes its products and systems are in compliance with all EC requirements. There can be no assurance, however, that other products under development by the Company or products developed by the Company in the future will be in conformance or that additional regulations restricting the sale of its present or proposed products will not be promulgated by the EC.

COMPETITION

     The market for IV products is intensely competitive. The Company believes that its ability to compete depends upon its continued product innovation, the quality, convenience and reliability of its products, access to distribution channels, patent protection, and pricing. The Company encounters significant competition in this market both from large established medical device manufacturers and from smaller companies. The Company's ability to compete effectively with its high-end products like the CLAVE depends on its ability to differentiate them based on safety features, product quality, cost effectiveness, ease of use and convenience, as well as the Company's ability to perceive and respond to changing customer needs. In the long term, the Company's ability to compete may be affected by its ability to reduce unit manufacturing costs of the CLAVE through higher volume production. In October 1996, in response to competitive pressure, the Company announced a price reduction to independent distributors with the objective of protecting and expanding its market.

     In addition to competing with conventional IV connection systems and protected needle locking IV connection systems marketed by companies such as Baxter Healthcare Corporation ("Baxter") and Abbott, the Company's present and future products will compete with needleless IV connection systems like those marketed by Baxter, Burron Medical, Inc., IVAC Corporation and others . Although the Company believes that its needleless CLAVE has distinct advantages over competing systems, there is no assurance that it will be able to compete successfully with these products.

     Manufacturers of products with which the Company currently competes, or might compete in the future, include large companies with an established presence in the healthcare products market and substantially greater financial, marketing and distribution, managerial and other resources. In particular, Baxter, Abbott and McGaw are leading distributors of IV therapy systems, while Becton-Dickinson and Company and Sherwood Medical Company dominate the hypodermic needle market. Several of these competitors have broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals to supply all of their IV product requirements. In order to penetrate more of these hospitals, the Company has established strategic supply and distribution relationships with McGaw and Abbott.

     The Company believes the success of CLAVE has, and will continue to motivate others to develop one piece needleless connectors which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of at least five such products. The Company believes these products were developed primarily by companies who currently do not have the distribution or financial capabilities of the Company. The Company believes these products have had a modest impact on its CLAVE business to date, and there is no assurance that the Company's current or future products will be able to successfully compete with these or future products developed by others.

PATENTS

     The Company has United States and certain foreign patents on the Click Lock and Piggy Lock IV connectors and has United States patents on the Lopez Valve connector. The Company has applications pending for United States and foreign patents on the CLAVE, Click Lock and Piggy Lock IV connectors. The expiration dates of the Company's patents range from 2005 to 2011.

     The Company's success may depend in part on its ability to obtain patent protection for its products and to operate without infringing the proprietary rights of third parties. While the Company has obtained certain patents and applied for additional United States and foreign patents covering certain of its products, there is no assurance that any additional patents will be issued either on the CLAVE or on other products, that the scope of any patent protection will prevent competitors from introducing similar devices or that any of the Company's patents will be held valid if subsequently challenged. The Company also believes that patents on the Click Lock and the Lopez Valve products may have been, and that patent protection on the CLAVE may be, important in preventing others from introducing competing products which are as effective as the Company's products. The loss of patent protection on Click Lock and Lopez Valve products or the inability to obtain patent protection on the CLAVE could adversely affect the Company's ability to exclude other manufacturers from producing effective competitive products and could have an adverse impact on the Company's financial results.

     The fact that a patent is issued to the Company does not eliminate the possibility that patents owned by others may contain claims which are infringed by the Company's products.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which would result in substantial cost to and diversion of resources by the Company, may be necessary to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. In addition, enforcement of the Company's intellectual property rights through litigation could result in substantial cost and diversion of resources. Adverse determinations in litigation could subject the Company to significant liabilities to third parties or could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business.

     In 1995, the Company initiated legal proceedings against Tri-State Hospital Supply Corporation alleging patent infringement; the cost of the litigation has been significant. See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Conduction and Results of Operations, and Item 8. Financial Statements.

EMPLOYEES

     At February 28, 1997, the Company had 121 full-time employees, consisting of 55 engaged in sales, marketing and administration, and 66 in manufacturing, molding, product development and quality control. The Company contracts with two independent temporary agencies to provide its production personnel; none of the personnel provided through those agencies are employed by the Company. At February 28, 1997, the number of temporary production personnel was approximately 114.

ITEM 2.  PROPERTIES.

     The Company owns two adjacent 39,000 square foot buildings in San Clemente, California. The Company believes that its current facilities are of sufficient size for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     In an action entitled ICU Medical, Inc. v. Tri-State Hospital Supply
                           ----------------------------------------------
Corporation, pending in the United States District Court for the Northern
-----------
District of California, the Company alleges patent infringement by defendant's protected needle connector. The Company is seeking an injunction, and monetary damages in an amount to be determined. On February 8, 1996, the Court denied Tri-State's motion for summary judgment of non-infringement of one of the Company's patents. On February 28, 1997, the Court ruled on a number of motions filed by the parties, denying summary judgment on most of the motions and issuing rulings on matters of enforceability of the Company's patents that were generally favorable to the Company. The case remains pending and a number of motions remain to be determined by the Court. There is currently no scheduled trial date.

     In an action entitled Allen E. Petty dba Carmel Development International
                           ---------------------------------------------------
v. ICU Medical, Inc. pending in Superior Court for Orange County, State of
-------------------
California, Plaintiff alleges breach of contract and seeks at least $500,000 in commissions allegedly related to sales of the CLAVE to various O.E.M. manufacturers. The Company believes the claim is without merit and intends to defend the action vigorously.

     In an action entitled Hinck Medical, Inc. v. ICU Medical, Inc,. pending in
                           ---------------------------------------
the United States District Court for the District of Oregon, the plaintiff alleges that the Company breached a distribution agreement by imposing different payment terms on the plaintiff, Hinck Medical, Inc. ("Hinck") than were required of other distributors, and makes several other allegations. The Company has denied the allegations of the complaint and has asserted counterclaims against Hinck for breach of the distribution agreement and is seeking damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   Not Applicable

EXECUTIVE OFFICERS OF REGISTRANT.

     The following table lists the names, ages, positions and offices with the Company held by the executive officers and certain key employees of the Company. Officers are elected annually by and serve at the pleasure of the Board of Directors.

EXECUTIVE OFFICERS:        Age                 Office Held
                           ---   ----------------------------------------

George A. Lopez, M.D.       49   Chairman of the Board, President and
                                 Chief Executive Officer

Evelyn Foss                 41   Vice President of Marketing
Francis J. O'Brien          54   Chief Financial Officer, Secretary
                                 and Treasurer
KEY EMPLOYEES:

Robert Brown                39   President, Budget Medical Products, Inc.

Richard Costello            33   National Sales Manager

     Dr. Lopez is the founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since August 1989. He also served as Secretary, Treasurer and Chief Financial Officer from January 1994 to October 1994.

     Ms. Foss became Vice President of Marketing in January 1992, after having been the Manager of Sales and Marketing since October 1988.

     Mr. O'Brien became Chief Financial Officer in November, 1996 and was elected as Secretary in December, 1996. From October 1994 to November 1996, he was an independent consultant and prior to 1994 he was a partner with Ernst & Young LLP.

     Mr. Brown became President of Budget Medical Products, Inc. in 1997 after having been a product specialist since February 1992.

     Mr. Costello became National Sales Manager in August, 1996, after having been a product specialist since February 1992.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "ICUI" since its initial public offering on March 31, 1992. The following table sets forth, for the quarters indicated, the high and low closing prices for the Company's Common Stock quoted by the Nasdaq:


1996                  High       Low
----                  ----       ---
First Quarter        $17 5/8   $    14
Second Quarter        23 1/2        13
Third Quarter         13 5/8     8 1/4
Fourth Quarter             9     6 5/8


1995
----
First Quarter        $16 3/8   $14 1/4
Second Quarter            17    12 3/4
Third Quarter         16 1/2        13
Fourth Quarter            17    10 3/4


     The Company has never paid dividends and does not anticipate paying dividends in the foreseeable future as the Board of Directors intends to retain future earnings for use in the Company's business. Any future determination as to payment of dividends will depend upon the Company's financial condition, results of operations and such other factors as the Board of Directors deems relevant.

     As of February 28, 1997 the Company had 202 stockholders of record and believes it has approximately 4,000 beneficial stockholders.

ITEM 6.        SELECTED FINANCIAL DATA



                               ICU MEDICAL, INC.
                               -----------------

                            SELECTED FINANCIAL DATA
                            -----------------------


                                                          YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                    (In thousands, except per share data)
                                                1996      1995      1994       1993      1992
                                               -------   -------   -------   --------   -------

INCOME DATA:
     Net sales..............................   $24,599   $21,282   $16,542   $11,381    $10,153
     Cost of goods sold.....................    10,443    10,286     8,818     4,407      3,219
                                               -------   -------   -------   -------    -------
     Gross profit...........................    14,156    10,996     7,724     6,974      6,934
     Operating expenses.....................     8,236     5,600     3,877     2,784      2,301
                                               -------   -------   -------   -------    -------
     Income from operations.................     5,920     5,396     3,847     4,190      4,633
     Other income (expense).................     1,294       723       516       (12)       166
     Provision for income taxes.............     2,475     1,958     1,456     1,146        848
                                               -------   -------   -------   -------    -------
Income from continuing operations...........   $ 4,739   $ 4,161   $ 2,907   $ 3,032    $ 3,951
                                                ======    ======    ======    ======     ======
Income from continuing operations...........
     -- per share...........................     $0.54     $0.50     $0.39     $0.41      $0.57
                                                ======    ======    ======    ======     ======
Weighted average number of common
 and common equivalent shares
 outstanding................................     8,842     8,270     7,494     7,431      6,965
                                                ======    ======    ======    ======     ======
CASH FLOW DATA:
     Cash flows from operations.............   $ 6,513   $ 6,997   $   938   $ 3,263    $ 3,048

BALANCE SHEET DATA
     Cash and liquid investments............   $31,760   $29,665   $ 3,569   $12,968    $ 2,787
     Working  capital.......................    35,587    33,762    12,712    17,892     16,308
     Total assets...........................    49,639    47,850    26,321    23,594     18,964
     Long-term debt.........................         -         -         -         -          -
     Stockholders' equity...................    46,749    45,658    24,659    21,494     17,529


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Following the Company's launch of CLAVE products in 1993, the Company's net sales have increased and the Company has experienced a significant shift in demand towards the needleless CLAVE system and away from its Click Lock and Piggy Lock protected needle products. The Company believes that the shift to needleless IV connection systems is taking place throughout the safe connector market, and will continue for the foreseeable future. The Company believes that its ability to increase its revenues and profits will depend, in large part, on the success of its marketing and distribution strategies for CLAVE products, its ability to reduce unit manufacturing costs for CLAVE, and its ability to develop, produce and sell new, innovative products.

The following table sets forth, for the periods indicated, net sales by product as a percentage of total net sales:


Product Line                 1996    1995    1994
-------------------------------------------------
CLAVE                          68%     61%     45%
Click Lock                     12%     20%     41%
McGaw Protected Needle          8%     13%      9%
Lopez Valve                     4%      4%      5%
RF100-RF150 ("Rhino")           3%      2%      -
Budget Medical Products         2%      -       -
McGaw SafeLine revenue
 sharing                        3%      -       -
-------------------------------------------------
Total                         100%    100%    100%
=================================================


     The Company believes that as the healthcare provider market continues to consolidate, the Company's success in marketing and distributing CLAVE products will depend, in part, on the Company's ability, either independently or through strategic supply and distribution arrangements, to secure long-term CLAVE contracts with major buying organizations. To gain additional access to large hospitals and major buying organizations, the Company negotiated the McGaw Agreement and the Abbott Agreement. Those agreements establish minimum prices that McGaw and Abbott will pay for the Company's products, which are lower than the Company's current average selling prices and which the Company negotiated in anticipation of significant sales to McGaw and Abbott. The McGaw Agreement, provides for automatic reductions in minimum prices based on volume increases, and the Abbott Agreement provides for annual re-negotiation of minimum prices. Although the Company could experience declines in gross margins at the minimum price levels, the Company believes that any such declines would be offset in part by improved absorption of manufacturing overhead as a result of increased production volumes anticipated from sales to McGaw and Abbott.

     The Company's marketing and distribution strategy may result in a significant share of the Company's revenues being concentrated among a small number of customers. The loss of a strategic supply and distribution agreement with a customer or the loss of a large contract by such a customer, could have a material adverse effect on operating results.

COMPARISON OF 1996 TO 1995

     In 1996, the Company reported net sales of $24,599,000, which was $3,317,000, or 16%, higher than the net sales of $21,282,000 reported in 1995. The increase was primarily attributable to a $3,648,000, or 28%, increase in CLAVE sales, including revenue sharing from McGaw on sales of CLAVE products, and $829,000 of revenue sharing on McGaw's sales of its SafeLine products, which payments were initiated 1996. Also contributing to the increase were sales by the Company's Budget Medical Products subsidiary formed in late 1995, sales of the low-priced Rhino and a modest increase in Lopez valve sales. Those increases were partially offset by a 32% decrease in

Click Lock and Piggy Lock sales and a 25% decrease in McGaw Protected Needle sales. The Company's independent distributors accounted for 65% of the Company's net sales in 1996, with McGaw accounting for 28% and Abbott the remaining 7%. In 1995, the comparable percentages were 68%, 30% and 2%, respectively.

     Total CLAVE net sales increased approximately 28% from $13,075,000 in 1995 to $16,723,000 in 1996. Unit shipments of CLAVE products in 1996 increased approximately 43% over 1995, with independent distributors, McGaw and Abbott accounting for approximately 47%, 8% and 45%, respectively, of this unit growth. The aggregate average net selling price of CLAVE products in 1996 decreased approximately 10% as compared with 1995. That decrease reflects equally lower prices from independent distributors and lower prices on bulk, non sterile CLAVE products sold to McGaw and Abbott.

     Net sales to McGaw, including revenue sharing, amounted to $6,875,000 in 1996, as compared to $6,301,000 in 1995. CLAVE sales to McGaw increased approximately 14%, principally because of an increase in unit shipments. Net sales of the McGaw Protected Needle declined 25% and management expects those to continue to decline as the market for safe connectors continues its shift to needleless technology. Under a non-exclusive strategic supply and distribution agreement with McGaw, the Company is entitled to share in certain incremental increases in McGaw's CLAVE selling prices. The Company recorded approximately $377,000 of revenue sharing on CLAVE products in 1996, but at McGaw's current price levels, Management does not expect to receive significantly greater amounts of revenue sharing on CLAVE products sold to McGaw, and there is no assurance that McGaw's pricing in the future will result in any revenue sharing in the future. Based on McGaw's forecasts, Management expects increases in unit shipments to McGaw in 1997, although there is no assurance that this expectation will be realized. Under that same agreement, the Company receives revenue sharing payments on McGaw's sales of its SafeLine products; such payments commenced in 1996, and the Company recorded estimated revenue sharing of approximately $829,000. Although Management anticipates that such revenue sharing will continue, the actual amount will depend on the volume and selling prices of McGaw's SafeLine products, which Management has no means of forecasting accurately.

     Net sales to Abbott amounted to $1,755,000 in 1996, as compared to $406,000 in 1995. CLAVE sales were $1,156,000, as compared with none in 1995, with the balance of the sales in the low-priced Rhino. Under its non-exclusive supply and distribution agreement with Abbott, Abbott pays minimum prices for CLAVE and Rhino products and the Company is entitled to receive revenue sharing under a formula based on Abbott's selling prices. The minimum prices were negotiated in anticipation of significant sales to Abbott; however, the agreement with Abbott neither requires the purchase of minimum quantities nor prevents Abbott from marketing competitive products, and there is no assurance that Abbott will be successful in promoting and selling the Company's products against its other products or against other competitors' current or future products. Net sales in 1996 include $124,000 of revenue sharing recorded in the fourth quarter of 1996 related to sales through the third quarter of 1996, principally related to the Rhino product; Abbott had not reported the fourth quarter revenue share in time to be recorded in the 1996 financial statements, and Management did not believe that it has adequate history under the Abbott Agreement to estimate the amount. Management expects only a moderate increase in sales volume with Abbott in 1997, although the amount and timing will depend on Abbott's sell-through of products sold to it by the Company and Abbott's ability to expand its market for those products, and there is no assurance that such increases will be realized.

     Management believes the success of CLAVE has, and will continue to motivate others to develop one piece needleless connectors which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of at least five such products. In response to competitive pressure felt in the third quarter of 1996, the Company in mid-October announced to its distributors a new aggressive pricing strategy to protect and expand its market. Prices to independent distributors will eventually be reduced up to approximately 40%. The average price reduction in the fourth quarter of 1996 was far less than the maximum 40%, although Management expects that the average price of its CLAVE products will decline over the next several quarters. Management expects that the price decline will be more than offset by increased volume. However, there is no assurance that such increased volume will be achieved, or that the Company's current or future products will be able to successfully compete with products developed by others.

     Management expects that unit sales of CLAVE to its independent distributors will increase in 1997, although the size of such increase may be impacted by competition from existing and new competitive products or acquisition of CLAVE market share by Abbott and McGaw. Management expects to encounter continued pricing pressure from individual end users, but believes that its new pricing strategy will improve its competitive position.

     Net sales of Click Lock and Piggy Lock decreased 32% in 1996 as compared to 1995, again because of the safe connector market's continued shift to needleless technology, and Management expects that decline to continue.

     The Lopez Valve and Swiss System showed a 23% growth in 1996 revenue as compared to 1995 because of increased unit shipments. Management expects continued modest increases in Lopez Valve sales in 1997.

     During the second quarter of 1996, the Company entered into a distribution agreement with BOC OHMEDA AB ("Ohmeda"), a major distributor of medical products, for distribution of CLAVE in Europe. Full launch of exclusive distribution in the United Kingdom, France and the Benelux countries commenced in the fourth quarter of 1996, and distribution in most other countries in Europe will be added in phases. Total sales to foreign distributors were $693,000 in 1996. Management expects that its sales to foreign distributors will continue to increase in the future.

     Gross margin for 1996 improved to 58% from the 52% registered in 1995. The shift in sales mix toward a higher percentage of the relatively higher-margin CLAVE products, continued increases in the benefits of the Company's extensive production automation, and the McGaw SafeLine revenue sharing first recorded in 1996 more than offset the effect of lower average unit selling prices.

     The Company's Budget Medical Products subsidiary ("BMP") recorded approximately $400,000 net sales in 1996, its first year of operations. BMP markets custom I.V. sets, production of which is relatively labor-intensive, resulting in a generally lower gross profit margin than for the Company's other products. BMP had a small negative gross profit margin in 1996. It expects to achieve a small positive gross profit margin in 1997, as volume increases and improvements in production efficiency are achieved, although there can be no assurance that such increases and improvements will be achieved. Management expects that gross profit margins in BMP will be lower than those historically recorded by the Company because production of its products is relatively labor intensive.

     The Company expects that its unit production costs will continue to decrease in 1997 as unit volumes increase, but that the gross margin percentage will stay at or slightly lower than that achieved in 1996 as average unit sales prices decrease.

     Selling, general and administrative costs ("SG&A") increased by approximately $2,009,000 to $7,446,000 in 1996, as compared to $5,437,000 in
1995. As a percentage of sales, SG&A costs were 30% in 1996 and 26% in 1995. The increase was primarily due to the continuing costs of patent litigation in which the Company is the plaintiff; such costs were $1,615,000 in 1996 and $168,000 in 1995 (see Item 3, "Legal Proceedings"). Other SG&A expenses increased at a somewhat lower rate than the increases in sales except for those related to BMP, which were not incurred in 1995. Management expects SG&A costs, exclusive of the patent litigation costs, to increase in 1997, both in absolute terms and also slightly as a percentage of sales, because of growth in the Company and marketing and promotional costs of new products expected to be introduced in 1997.

     Management expects the patent litigation costs to decrease somewhat from the level experienced in 1996, but the amount and timing of the costs will depend on the progress of the litigation, and no assurances can be given in this regard.

     Research and development ("R&D") costs increased in 1996 by approximately $626,000 to $790,000, or 3% of net sales, as compared with approximately $164,000, or less than 1% of sales, in 1995. The increase accelerated during the year as the Company increased efforts to complete development on a number of new products. Those efforts will continue into 1997, and Management expects R&D costs to continue at or higher than the level in the second half of 1996 until the principal product development efforts are completed in mid-1997. However, no assurance can be given that such costs will not differ from those estimates or that the R&D will be completed as expected.

     The operating margin decreased slightly in 1996 compared with 1995, from 25% to 24%. The effects of the improved gross profit was more than offset by the patent litigation costs and higher R&D costs.

     Investment income increased in 1996 to $1,289,000 from $713,000 in 1995 because of increased funds invested. Funds increased because of the net proceeds of approximately $16,000,000 from the Company's July 1995 public offering of Common Stock and cash provided by operations. Management expects that there may be a decrease in investment income in 1997 because of the use of funds to acquire treasury stock, but the amount of decrease, if any, will depend on the amount of stock acquired. Investment income would also be affected by any change in short-term interest rate levels.

     The Company's effective income tax rate in 1996 was 34% as compared with 32% in 1995. A state manufacturing tax credit, recorded in the fourth quarter of both years, was lower in 1996 than in 1995, and that effect was partially offset by a higher portion of income being tax-exempt investment income in 1996. Management expects its effective tax rate in 1997 to be equal to or slightly higher than the 1996 rate.

     Net income increased 14% because of higher sales and gross profit margins offset by higher rates of SG&A and R&D in relation to sales. Net income per share increased 8% due to the increase in net income, offset by the effect of additional shares issued in the public offering in July 1995.

COMPARISON OF 1995 TO 1994

     Net sales increased 29% to $21,282,000 compared to $16,542,000 in 1994.
The primary reason for this increase was higher CLAVE unit sales. Total CLAVE unit sales increased approximately 100% compared to 1994. The Company's independent distributors and McGaw accounted for approximately 39% and 61% of this unit growth, respectively. The aggregate average sales price on CLAVE products decreased approximately 10% in 1995 compared to 1994. This decrease was due to shifts in both customer and product mixes. McGaw purchases primarily lower cost bulk non-sterile product versus higher priced packaged and sterilized products purchased by independent distributors. CLAVE unit shipments to McGaw represented approximately 42% of total CLAVE unit shipments in 1995 compared to only 23% in 1994. In addition, a larger percentage of CLAVE units purchased by McGaw in 1995 were lower cost bulk CLAVEs compared to 1994 resulting in lower average selling prices to McGaw. Total CLAVE sales dollars increased approximately 76% to approximately $13,075,000 in 1995 compared to $7,411,000 in 1994.

     Click Lock sales continued to decrease at a steady rate. Click Lock sales decreased from approximately $6,843,000 in 1994 to approximately $4,236,000 in 1995.

     McGaw Protected Needle sales increased from approximately $1,529,000 in 1994 to approximately $2,833,000 in 1995. Demand for McGaw's Protected Needle in 1995 was essentially the same as that in 1994. The dollar increase realized by the Company in 1995 was due to the fact that the Company increased its production of this product mid-way through 1994 and throughout 1995 to supply all of McGaw's requirements.

     Lopez Valve and Swiss System sales increased approximately 5% to approximately $778,000 in 1995 compared to approximately $743,000 in 1994.

     The Company designed and manufactured the RF150 during 1995 at the request of Abbott. RF150 sales to Abbott in 1995 were approximately $363,000.

     Gross margins improved in 1995 to 52% compared to 47% in 1994. The Company dramatically increased its production capacity in 1994. The increased capacity was not fully utilized in 1994. Higher production volumes in 1995 resulted in a greater absorption of overhead. In addition, certain start-up costs associated with CLAVE in 1994 did not recur in 1995. Due to higher production volumes and various cost cutting measures employed in 1995, manufacturing overhead as a percentage of sales decreased from 31% in 1994 to 27% in 1995. By the fourth quarter of 1995 manufacturing overhead as a percentage of sales decreased to 24% of net sales and the gross margin was 60%.

     SG&A expenses increased approximately $1,761,000 to approximately $5,437,000 in 1995 from approximately $3,676,000 in 1994. As a percentage of net sales, SG&A expenses increased to 26% compared to 22% in 1994. The primary reason for the increase related to significantly higher advertising and promotion of CLAVE in

1995 compared to 1994. Sales and marketing expenses increased approximately $1,426,000 in 1995 compared to 1994.

     Legal fees related the Company's is patent litigation (see above and Item 3, "Legal Proceedings") decreased to approximately $168,000 in 1995 from approximately $347,000 in 1994.

     Research and development expenses decreased somewhat in 1995 compared to 1994.

     Operating margin increased in 1995 to 25% from 23% in 1994 due to higher gross margins offset slightly by higher sales and marketing expenses as noted above. During the fourth quarter of 1995, operating margins reached 33% due to higher gross margins.

     The Company's effective tax rate in 1995 was 32% compared to 33% in 1994. The effective tax rate in 1995 was lower than statutory rates due to a state manufacturing tax credit recorded in the fourth quarter. In 1994, the Company also received a tax benefit related to a reduction in the valuation allowance established against the Company's deferred tax asset.

     Net income increased 43% primarily due to higher sales and higher operating margins.

     Net income per share increased 28% due to the factors noted above, offset somewhat by the issuance of 1,460,000 shares in the secondary public offering completed in July 1995.

LIQUIDITY AND CAPITAL RESOURCES

     During 1996, working capital increased approximately $1,825,000 to $35,587,000 from $33,762,000. The Company's cash and cash equivalents and investment securities, including liquid investments, increased to $31,759,000 from $30,172,000. Those increases were due primarily to $6,513,000 of cash flows from operating activities and $1,460,000 from stock options exercised (principally tax benefits), offset by $5,108,000 used to acquire treasury stock.

     During 1995, working capital increased approximately $21,050,000 to $33,762,000 from $12,712,000. The Company's cash and cash equivalents and investment securities position increased to $30,172,000 from $8,073,000. Those increases were due primarily to approximately $6,997,000 cash flow from operating activities and $16,000,000 in net proceeds raised in a Common Stock offering which closed July 5, 1995 in which 1,460,000 new shares were issued.

     Capital expenditures were reduced significantly in 1996 and 1995 compared to 1994. During 1994, the Company made significant investments to increase production capacity to facilitate the agreements with McGaw and Abbott. Management believes it now has adequate production capacity to meet demand for the foreseeable future, although it expects to add some machinery and equipment and molds in 1997 for production of new products.

     Management expects that sales of the Company's products will continue to grow in 1997. If sales continue to increase, accounts receivable and inventories are expected to increase as well. In addition, the Company intends to continue to expand its sales force by adding more product specialists and marketing support personnel. As a result of these and other factors, the Company expects the use of working capital to fund its operations to continue to increase.

     Management has announced that it expects to spend $1 million to $3 million beyond amounts spent through December 31, 1996 to repurchase its Common Stock. Through February 28, 1997, the Company has spent an additional $1,275,000 to acquire 138,000 shares. Future acquisitions, if any, will depend on market conditions and other factors and their amount could change significantly from the announced expectation.

     The Company believes, however, that its existing working capital, supplemented by income from operations, will be sufficient for the foreseeable future.

FORWARD LOOKING STATEMENTS

     The foregoing statements in this Management's Discussion and Analysis and elsewhere in this Report concerning beliefs or expectations for the future with respect to market shifts, competitive conditions, timing and success of new product offerings, trends, production capacity, improvement in production efficiency, sales growth, gross sales to particular customers, product pricing, revenue sharing, factors affecting gross margins, overhead absorption, product mix, product sales and demand, selling, general and administrative expenses generally and specific expenses, research and development progress and expenses, investment income, income tax rates, capital expenditures, working capital, expenditures to repurchase Common Stock, and other financial factors are forward looking statements that involve a number of risks and uncertainties. The Company cautions that, in addition to the factors described in such statements, actual future results of operations are subject to other important factors, including among others the following: general economic and business conditions; the effect of price and safety considerations on the healthcare industry, such as product innovation, new technologies, marketing and distribution strength and price erosion; unanticipated market shifts and trends; production problems; changes in product mix; changes in marketing strategy; the availability of patent protection and the cost of enforcing of defending patent claims; and other risks described from time to time in the Company's registration statements and reports filed with the Securities and Exchange Commission, including those described under "Risk Factors" in the Company's Current Report on Form 8-K dated November 14, 1996. Results of operations actually achieved in the future may thus differ materially from Management's current expectations.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



   The remainder of this page intentionally left blank.  Item 8 continued on following page.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and Stockholders of ICU Medical, Inc.:

We have audited the accompanying consolidated balance sheets of ICU MEDICAL, INC. (a Delaware corporation) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICU Medical, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)2 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                         /s/ Arthur Andersen LLP
                                         ARTHUR ANDERSEN LLP

Orange County, California
January 29, 1997

                               ICU MEDICAL, INC.
                               -----------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------



                                    ASSETS
                                    ------

                                                          December 31,
                                                   ---------------------------
                                                       1996           1995
                                                   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 2,059,663    $ 2,013,770
  Liquid investments                                29,700,000     27,650,844
                                                   -----------    -----------
     Cash and liquid investments                    31,759,663     29,664,614
  Investment securities held-to-maturity                     -        507,580
  Accounts receivable, net of
     allowance for doubtful accounts
     of $293,032 in 1996 and $254,987 in 1995        3,043,149      2,733,329
  Inventories                                        2,233,619      1,503,822
  Prepaid expenses and other                           763,146        888,425
  Deferred income taxes                                450,000        451,000
                                                   -----------    -----------
           Total current assets                     38,249,577     35,748,770
                                                   -----------    -----------

PROPERTY AND EQUIPMENT, at cost:
  Machinery and equipment                            6,761,568      6,222,556
  Furniture and fixtures                             1,319,920        899,953
  Molds                                              2,679,014      3,128,740
  Construction in process                              417,327        502,638
  Land, building and building improvements           4,993,228      4,988,036
                                                   -----------    -----------
                                                    16,171,057     15,741,923
  Less--Accumulated depreciation                    (5,242,487)    (4,092,855)
                                                   -----------    -----------
                                                    10,928,570     11,649,068
                                                   -----------    -----------
OTHER ASSETS                                           460,490        452,535
                                                   -----------    -----------
                                                   $49,638,637    $47,850,373
                                                   ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                               -----------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                          December 31,
                                                    -------------------------
                                                       1996          1995
                                                    -----------   -----------
CURRENT LIABILITIES:
  Accounts payable                                   $1,902,217     $1,048,412
  Accrued liabilities                                   760,516        937,920
                                                     ----------     ----------
           Total current liabilities                  2,662,733      1,986,332
                                                     ----------     ----------

DEFERRED INCOME TAXES                                   227,000        206,000
                                                     ----------     ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $1.00 par value
     Authorized--500,000 shares;
      Issued and outstanding--none                            -              -
  Common stock, $0.10 par value-
    Authorized--20,000,000 shares;
    Issued -- 8,867,162 shares at 1996 and
      8,662,837 shares at 1995, respectively            886,716        866,284
  Additional paid-in capital                         39,447,125     38,016,465
  Treasury stock -- 566,711 shares at 1996           (4,848,465)             -
  Retained earnings                                  11,263,528      6,775,292
                                                    -----------    -----------
           Total stockholders' equity                46,748,904     45,658,041
                                                    -----------    -----------
                                                    $49,638,637    $47,850,373
                                                    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                               -----------------


                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                   Years ended December 31,
                                            ---------------------------------------
                                               1996          1995          1994
                                            -----------   -----------   -----------


NET SALES                                   $24,599,005   $21,281,995   $16,542,293

COST OF GOODS SOLD                           10,442,986    10,286,052     8,818,286
                                            -----------   -----------   -----------
   Gross profit                              14,156,019    10,995,943     7,724,007

OPERATING EXPENSES:
 Selling, general and administrative          7,445,694     5,436,628     3,676,122
 Research and development                       790,353       163,844       200,742
                                            -----------   -----------   -----------
   Income from operations                     5,919,972     5,395,471     3,847,143
                                            -----------   -----------   -----------

OTHER INCOME:
 Investment income                            1,289,298       712,651       362,462
 Other                                            4,920        10,438       153,797
                                            -----------   -----------   -----------
                                              1,294,218       723,089       516,259
                                            -----------   -----------   -----------
   Income before income taxes                 7,214,190     6,118,560     4,363,402

PROVISION FOR INCOME TAXES                    2,475,000     1,958,000     1,456,000
                                            -----------   -----------   -----------
NET INCOME                                  $ 4,739,190   $ 4,160,560   $ 2,907,402
                                            ===========   ===========   ===========

NET INCOME PER SHARE                              $0.54         $0.50         $0.39
                                            ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        8,841,562     8,269,523     7,494,179
                                            ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                               -----------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------


                                                                                            Retained
                                      Number       Common    Additional                     Earnings
                                    of Shares      Stock       Paid-In       Treasury     (Accumulated
                                   Outstanding     Amount      Capital        Stock         Deficit)         Total
                                   ------------   --------   -----------   ------------   -------------   ------------
BALANCE, January 1, 1994             7,003,637    $700,364   $21,086,135   $         -     $  (292,670)   $21,493,829

Exercise of stock options and
  related income tax benefits           62,100       6,210       252,055             -               -        258,265
Net Income                                   -           -             -             -       2,907,402      2,907,402
                                   ----------     -------    ----------    ----------     -----------     ----------
BALANCE, December 31, 1994           7,065,737     706,574    21,338,190             -       2,614,732     24,659,496

Issuance of common stock             1,460,000     146,000    15,861,697             -               -     16,007,697
Exercise of stock options and
  related income tax benefits          137,100      13,710       816,578             -               -        830,288
Net Income                                   -           -             -                     4,160,560      4,160,560
                                   ----------     -------    ----------    ----------     -----------     ----------
BALANCE, December 31, 1995           8,662,837     866,284    38,016,465             -       6,775,292     45,658,041

Acquire shares for treasury           (596,711)          -             -    (5,108,168)                    (5,108,168)
Exercise of stock options and
  related income tax benefits          234,325      20,432     1,430,660       259,703        (250,954)     1,459,841
Net Income                                   -           -             -                     4,739,190      4,739,190
                                   ----------     --------   ----------    -----------    ------------    -----------
BALANCE, December 31, 1996           8,300,451    $886,716   $39,447,125   $(4,848,465)    $11,263,528    $46,748,904
                                   ===========    ========   ===========   ===========    ============    ===========

  The accompanying notes are in integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                               -----------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                   Years ended December 31,
                                                         -------------------------------------------
                                                             1996            1995            1994
                                                         ------------    ------------    -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                              $ 4,739,190    $  4,160,560    $ 2,907,402
  Adjustments to reconcile net income to net cash
    provided by operating activities --
     Depreciation and amortization                          1,969,310       1,798,700      1,123,776
     Deferred income taxes, non-current                        21,000         288,300        (36,000)
        (Increase) decrease in:
                Accounts receivable                          (289,821)       (578,972)      (588,480)
                Inventories                                  (729,797)      1,366,342     (1,673,136)
                Prepaid expenses and other assets             125,279        (568,426)      (356,007)
        Increase(decrease) in:
               Accounts payable                               853,805          290,878         37,102
               Accrued liabilities                           (177,404)         134,920       (577,211)
                                                          -----------     ------------    -----------
                       Deferred income taxes, current           1,000          105,000        101,000
                                                          -----------     ------------    -----------
          Net cash provided by operating activities         6,512,562        6,997,302        938,446
                                                          -----------     ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                     (1,276,766)      (1,739,877)    (9,414,309)
   Purchases of investment securities                               -                -     (5,181,110)
   Proceeds from sales of investment securities               507,580        4,000,000      4,000,000
   Net change in liquid investments                        (2,049,156)     (24,775,844)     8,175,116
                                                          -----------     ------------    -----------
         Net cash (used in) investing activities           (2,818,342)     (22,515,721)    (2,420,303)
                                                          -----------     ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock
    options and related income tax benefits                 1,459,841          830,288        258,263
   Proceeds from sale of common stock                               -       16,007,697              -
   Purchase of treasury stock                              (5,108,168)               -              -
                                                          -----------     ------------    -----------
         Net cash provided by (used in) financing
            activities                                     (3,648,327)      16,837,985        258,263
                                                          -----------     ------------    -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                            45,893        1,319,566     (1,223,594)

CASH AND CASH EQUIVALENTS, beginning of year                2,013,770          694,204      1,917,798
                                                          -----------     ------------    -----------

CASH AND CASH EQUIVALENTS, end of year                    $ 2,059,663     $  2,013,770    $   694,204
                                                          ===========     ============    ===========


SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Cash paid during the period for income taxes           $ 1,406,620     $  1,304,677    $ 1,969,500
                                                          ===========     ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       DECEMBER 31, 1996, 1995 AND 1994



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   General
     -------

     ICU Medical, Inc. (the Company - a Delaware Corporation) operates in one business segment engaged in the development and marketing of proprietary disposable medical devices designed to protect healthcare workers and patients from the spread of infectious diseases. The Company's devices are sold principally to distributors and medical product manufacturers throughout the United States. A wholly owned subsidiary, Budget Medical Products, Inc., formed late in 1995 is included in the Consolidated Financial Statements.

b.   Inventories
     -----------

     Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of medical devices.

     Inventories, net of reserves, at December 31, consist of the following:

                        1996        1995
                     ----------   ---------

Raw materials        $1,179,126    $684,438
Work in process         457,885     531,638
Finished goods          596,608     287,746
                     ----------  ----------
                     $2,233,619  $1,503,822
                     ==========  ==========

c.   Property and Equipment
     ----------------------

     The Company uses the straight-line method for depreciating property and equipment over their estimated useful lives. Estimated useful lives are:

          Buildings                      30 years
          Building improvements          15 years
          Machinery and equipment        5 - 10 years
          Furniture, fixtures and molds  3 -  5  years

     The Company follows the policy of capitalizing expenditures that materially increase the life of the related assets; maintenance and repairs are charged directly to expense as incurred. The costs and related accumulated depreciation applicable to property and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of income.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that impairment losses for long-lived assets and identifiable intangibles to be held and used be based on the fair value of the asset. The statement also requires that these assets be reported at the lower of carrying amount or fair value less cost to sell. Adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

d.   Patents and Licenses
     --------------------

     Patents and licenses, which are shown in other assets in the accompanying consolidated balance sheets, are stated at cost and are amortized using the straight-line method over 10 years which is the estimated useful life of the patent or license. At December 31, 1996 and 1995, the net book value of patents and licenses was $371,131 and $343,176, respectively; net of accumulated amortization of $166,214 and $111,214, respectively.

e.   Research and Development
     ------------------------

     The Company expenses research and development costs as incurred.

f.   Cash Equivalents
     -----------------

     Cash equivalents include certificates of deposit and money market funds with initial maturities of three months or less.

g.   Net Income Per Share
     --------------------

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the years. Common stock equivalents consist of the number of shares issuable on exercise of the outstanding common stock options (excluding any options which are antidilutive), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method.

h.   Investment Securities
     ---------------------

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This statement requires that securities classified as available for sale be carried at their market values and changes in the securities market values be recorded, net of income tax effect, as a separate component of stockholders' equity. Debt securities that the Company intends to hold to maturity can be carried at amortized cost with no accounting for market value fluctuations. The Company adopted SFAS No. 115 on January 1, 1994. Adoption of SFAS No. 115 did not have a material impact on the Company's consolidated financial position or results of operations.

i.   Income Taxes
     ------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws. Additionally, SFAS No. 109 requires that deferred tax assets be evaluated and a valuation allowance be established if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.

j.   Revenue Recognition
     -------------------

     Sales and related costs are recorded by the Company upon shipment of products to non-related distributors and end-users. Distributors and end-users do not retain any right of return or price protection with respect to unsold product. The Company warrants products against defects and has a policy permitting the return of products under such circumstances. The Company provides a reserve for future returns and price adjustments based on historical experience. Revenue sharing payments are estimated and recorded in the period earned, and adjusted to actual amounts when reports are received from payers;
if there is insufficient data to make such estimates, the revenue sharing is not recorded until reported by the payers.

k.   Post-retirement and Post-employment Benefits
     --------------------------------------------

     The Company does not provide post-retirement or post-employment benefits to employees.

l.   Stock Options
     -------------

     The Company accounts for its stock options under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation".

m.   Accounting Estimates
     --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

n.   Reclassifications
     -----------------

     Certain reclassifications have been made to the 1995 financial statements in order to conform with the 1996 presentation.

2.   INVESTMENTS

     The Company's liquid investments, which are considered "available for sale," consist principally of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities that reset dividend or interest rates at auction from between seven and forty-nine day intervals. They are carried at cost, which closely approximates both fair value and par value throughout the period they are held. Balances consist of:


                                           1996          1995
                                        -----------   -----------
Corporate preferred stocks              $17,500,000   $         -
Federal tax-exempt debt securities       12,200,000    27,650,844
                                        -----------   -----------
                                        $29,700,000   $27,650,844
                                        ===========   ===========

     Investment securities held-to-maturity securities at December 31, 1995 consisted of municipal bonds that are stated at amortized cost, which approximated market and which the Company intended to hold until maturity in 1996.

     Investment income, including interest on certificates of deposit and money market funds, consisted of:

                            1996        1995       1994
                         ----------   --------   --------
Corporate dividends      $   71,176   $ 58,465   $      -
Tax-exempt interest       1,072,711    524,431    340,726
Other interest              145,411    129,755     21,736
                         ----------   --------   --------
                         $1,289,298   $712,651   $362,462
                         ==========   ========   ========

3.   ACCRUED LIABILITIES


Accrued liabilities consists of the following:


                                                     1996       1995
                                                 --------   --------
          Accrued legal expenses                 $ 24,728   $ 49,609
          Accrued incentive compensation          210,849    261,225
          Accrued vacation                        152,407    118,906
          Taxes payable                           229,776    300,000
          Other accruals                          142,756    208,180
                                                 --------   --------
                  Total accrued liabilities      $760,516   $937,920
                                                 ========   ========


4.   COMMON STOCK AND COMMON STOCK OPTIONS GRANTED

     In July 1995, the Company completed a public offering of 1,460,000 new common shares, raising proceeds of $16,007,697, net of expenses of approximately $505,000.

     In 1993, the Company terminated a previous stock option plan and adopted the 1993 Stock Incentive Plan and Directors' Stock Option Plan (the Plans). In 1996, the Plans were amended to increase from 1,500,000 to 3,500,000 the number of shares reserved for issuance to employees and directors. Options granted under the 1993 Stock Incentive Plan expire eleven years from issuance and are time-accelerated options which vest upon the earlier of the Company attaining specific operating performance levels or ten years from the date of grant. The 1993 Directors' Stock Option Plan calls for options to be granted to non-employee Directors every three years; fifty percent of each Director's options vest on the date of the first annual shareholders meeting following the grant and the other fifty percent on the date of the second such meeting. The Plans include a condition whereby options not vested are cancelled if employment or directorship is terminated. All options have been granted at the fair market value of the Company's stock on the date of grant. Upon exercise of options, the Company is generally entitled to a tax deduction for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise.

     A summary of the Company's stock option activity is as follows:

                                                             Exercise Price
                                                             --------------
                                                                             Weighted
                                               Shares          Range         Average
                                              ---------   ----------------   --------
Outstanding at January 1, 1994                  634,875   $  0.29  -$14.63     $ 4.25

     Granted                                    729,000     10.63  - 16.25      15.14
     Exercised                                   62,100      0.29  -  7.17       1.12
     Forfeited                                    6,000      9.50  - 14.63      11.35
                                           ------------------------------------------

Outstanding at December 31, 1994              1,295,775     0.29  -  16.25      10.49

     Granted                                     36,000    11.44  -  16.63      13.74
     Exercised                                  137,100     0.29  -   6.96       0.37
     Forfeited                                   19,450     9.50  -  15.13      11.12
                                           ------------------------------------------

Outstanding at December 31, 1995              1,175,225     0.29  -  16.63      11.76

     Granted                                    958,300     7.19  -  23.00      13.73
     Canceled                                   105,000    15.35  -  16.25      16.13
     Exercised                                  234,325     0.29  -  14.63       2.00
     Forfeited                                   55,050     9.50  -  18.81      14.01
                                           ------------------------------------------

Outstanding at December 31, 1996              1,739,150   $  5.75 - $23.00     $13.82
                                           ==========================================

Exercisable at December 31:
     1994                                       375,675     0.29  -  14.00     $ 1.31
     1995                                       255,825     0.29  -  14.00       2.75
     1996                                        26,500     5.75  -  14.00      10.98

Available for grant at December 31, 1996      1,756,900
                                           ============


     Options canceled in 1996 were replaced with options granted at exercise prices ranging from $7.69 to $8.19 per share (weighted average $7.76 per share).

     Of the options outstanding at December 31, 1996, 1,682,650 are time-accelerated options, almost all of which were issued under the 1993 Stock
Incentive Plan.   Of those options, 136,350 issued in 1993 at an average
exercise price of $9.56 expire in 2004; 609,000 issued in 1994 at an average exercise price of $15.13 expire in 2005; 31,000 issued in 1995 at an average exercise price of $13.77 expire in 2006; and, 906,300 issued in 1996 at an average exercise price of $13.60 expire in 2007. Of the remaining 56,500 options that are not time-accelerated, 11,500 at an average exercise price of $7.05 expire in 1997, 15,000 at an exercise price of $14.00 expire in 1998 and 30,000 at an exercise price of $16.13 expire in 2001. In January 1997, an additional 750,000 options with exercise prices ranging from $15.38 to $16.25 per share (weighted average $15.92) were canceled and replaced with options with an average exercise price of $8.23 per share. The exercise prices on options for an additional 80,000 shares with exercise prices ranging from $9.19 to $23.00 per share (weighted average $13.22 per share ) were reduced to $ 8.31 per share, equal to the fair market value of the Company's stock at the date of the reduction. These January 1997 actions narrowed the price range of options outstanding at December 31, 1996, from $5.75 to $16.13 per share, and reduced the weighted average to $10.28 per share.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options, and does not recognize compensation expense because the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Directors' stock options are treated in the same manner as employee stock options for accounting purposes.

     Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that Statement. The fair value for options granted in 1995 and 1996 was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions in the respective years: risk-free interest rate of 6.0 and 6.4 percent, respectively; expected option life of 2.5 and 3.4 years, respectively;
expected volatility of 44 and 49 percent, respectively; and, no dividends. The Black-Scholes option valuation model was developed for use in estimating fair value of fully transferable traded options with no vesting restrictions, and, similar to other option valuation models, requires use of highly subjective assumptions, including expected stock price volatility. The characteristics of the Company's stock options differ substantially from those of traded stock options, and changes in the subjective assumptions can materially affect estimated fair values; therefore, in Management's opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

     For purposes of the following required pro forma information, the weighted average fair value of stock options granted in 1995 and 1996 was $4.50 and $5.84, respectively. The total estimated fair value is amortized to expense over the vesting period.

                                                                     1996           1995
                                                                 -------------   ----------
Proforma:
     Net income...............................................     $3,968,000    $4,147,000

     Net income per share.....................................          $0.47         $0.50

     Weighted average number of shares outstanding............      8,378,000     8,254,244


5.  INCOME TAXES

    The provision for income taxes for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                        1996          1995         1994
                                     ----------    ----------   ----------
            Current:
              Federal                $1,992,000    $1,110,700   $1,064,000
              State                     461,000       454,000      327,000
                                     ----------    ----------   ----------
                                      2,453,000     1,564,700    1,391,000
                                     ----------    ----------   ----------
            Deferred:
              Federal                    (3,000)      279,300       47,000
              State                      25,000       114,000       18,000
                                     ----------    ----------   ----------
                                         22,000       393,300       65,000
                                     ----------    ----------   ----------
                                     $2,475,000    $1,958,000   $1,456,000
                                     ==========    ==========   ==========

     The current tax provision includes the tax expense that results from allocating to stockholders' equity the tax benefit that the Company receives upon exercise of stock options by employees and directors. Because of that benefit, current income taxes payable were reduced from the amounts in the above table by $1,032,000, $780,000 and $188,000 in 1996, 1995 and 1994, respectively.

A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:

                                   1996                     1995                    1994
                         ----------------------   ----------------------   ----------------------
                           Amount      Percent      Amount      Percent      Amount      Percent
                         -----------   --------   -----------   --------   -----------   --------
Federal tax at
 the expected
 statutory rate          $2,453,000       34.0%   $2,080,000       34.0%   $1,483,000       34.0%
State income tax            443,000        6.1       373,000        6.1       266,000        6.1
Tax-exempt interest
 and dividends             (382,000)      (5.3)     (145,000)      (2.4)     (110,500)      (2.5)
Change in valuation
 allowance                        -          -             -          -      (182,500)      (4.2)
Tax credits                 (39,000)      (0.5)     (350,000)      (5.7)            -          -
                         ----------       ----    ----------       ----    ----------       ----
Provision                $2,475,000       34.3%   $1,958,000       32.0%   $1,456,000       33.4%
                         ==========       ====    ==========       ====    ==========       ====

     The components of the Company's deferred income tax provision for the years ended December 31, 1996, 1995 and 1994 are as follows:



                                                  1996         1995         1994
                                               ----------   ----------   ----------

          Allowance for doubtful accounts       $(25,000)    $(24,000)   $   1,500
          Inventory reserves                     (23,000)      37,800       47,200
          Accruals                               122,000      159,500       (3,000)
          State income taxes                     (73,000)     115,000      (46,000)
          Depreciation                            21,000      105,000      247,800
          Valuation allowance                          -            -     (182,500)
                                                --------     --------    ---------
                                                $ 22,000     $393,300       65,000
                                                ========     ========    =========

     The components of the Company's deferred income tax benefit (liability) are as follows:

                                                      1996          1995
                                                   -----------   -----------
            Current deferred tax benefit:
              Allowance for doubtful accounts       $ 127,000     $ 102,000
              Inventory reserves                      195,000       172,000
              Accruals                                 70,000       192,000
              State income taxes                       58,000       (15,000)
                                                    ---------     ---------
                                                    $ 450,000     $ 451,000
                                                    =========     =========
            Long-term deferred tax liability:
              Depreciation                          $(227,000)    $(206,000)
                                                    =========     =========

6.   MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISKS

     The Company manufactures disposable medical devices which are sold on credit terms principally throughout the United States to wholesale medical supply distributors, and in selected cases to hospitals and homecare providers. The distributors, in turn, sell the Company's products to hospitals and homecare providers. For the years ended December 31, 1996, 1995 and 1994, the Company had sales of 10 percent or greater to three distributors as follows:

                             1996   1995   1994
                             ----   ----   ----

          Distributor A         *     12     11
          Distributor B         *      *     13
          Distributor C        13     12     12

          * less than 10 percent

     The Company has entered into a sales and supply agreement with a medical supply manufacturer which accounted for 28 percent, 30 percent and 20 percent of sales for the years ended 1996, 1995 and 1994, respectively.

7.   EMPLOYMENT CONTRACTS

     The Company has employment contracts with certain key employees which include an incentive compensation agreement. Under contracts that expired on December 20, 1996, a cash bonus pool was provided equal to 10 percent of after-tax profits through 1995. Fifty percent of each period's incentive compensation was payable on December 20 of that period and the remaining 50 percent was paid on December 20 of the subsequent period. Incentive compensation expense for the years ended December 31, 1995 and 1994, was approximately $465,000 and $324,000, respectively. Under new contracts effective January 1, 1997, incentive compensation will be awarded if certain operating performance goals are met.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is from time to time involved in various legal proceedings, most of which are routine litigation, in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

9.   RELATED PARTY TRANSACTION

     In 1996, the Company purchased 167,850 shares of its common stock from the Company's President for $1,458,197, equal to its fair market value on the date of purchase.

10. QUARTERLY FINANCIAL DATA -- UNAUDITED -- (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    Quarter Ended
                                    -------------

                           March 31     June 30   Sept. 30      Dec. 31
                           --------     -------   --------      -------
1996
----

Net Sales                  $6,008          $6,147    $5,972    $6,472

Gross Profit                3,704           3,472     3,200     3,780

Net Income                  1,591           1,267       964       917

Net Income Per Share       $ 0.18          $ 0.14    $ 0.11    $ 0.11


1995
----

Net Sales                  $5,427          $5,966    $4,617    $5,272

Gross Profit                2,411           3,118     2,310     3,157

Net Income                    731             890       891     1,649

Net Income Per Share       $ 0.10          $ 0.12    $ 0.10    $ 0.18


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The information about Registrant's directors and disclosure of Form 3, 4 or 5 delinquent filers called for by Item 10, Part III of Form 10-K is set forth in Registrant's definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 1996, and such information is incorporated herein by this reference. Pursuant to Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information about Registrant's executive officers called for by Item 10,
Part III of Form 10-K is set forth in Part I of this Report in a separate item captioned "Executive Officers of Registrant."

ITEMS 11 THOUGH 13.

     The information called for by Part III of Form 10-K (Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions) is set forth in Registrant's definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 1996, and such information is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

(a) The following documents are filed as part of this Report:

1.  Financial Statements



      The financial statements listed below are set forth in Item 8 of this Annual Report.
                                                                                                    FORM 10-K
                                                                                                    PAGE NO.
                                                                                                    ---------
  Report of Independent Public Accountants........................................................      19
  Consolidated Balance Sheets at December 31, 1996 and 1995.......................................   20-21
  Consolidated Statements of Income for the Years Ended December 31, 1996,
   1995 and 1994..................................................................................      22
  Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 1996, 1995 and 1994...................................................      23
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
   1995 and 1994..................................................................................      24
   Notes to Consolidated Financial Statements.....................................................   25-33

2.    Financial Statement Schedules

      The Financial Statement Schedules required to be filed as a part of this Report are:

                                                                                                     FORM 10-K
                                                                                                     PAGE NO.
                                                                                                     ---------
   Schedule II - Valuation and Qualifying Accounts................................................     38

  Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

3.  Exhibits

     Exhibits required to be filed as part of this report are:


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
3.1       Registrant's Certificate of Incorporation, as amended(1)

3.2       Registrant's Bylaws, as amended(1)

10.1      Form of Indemnity Agreement with Executive Officers(1)
10.2      Registrant's Amended 1985 Stock Option Plan(1)

10.3      Form of Stock Option Agreement(1)

10.4      Registrant's Amended and Restated 1993 Incentive Stock Plan

10.5      Registrant's Directors' Stock Option Plan(2)

10.6      Manufacture and Supply Agreement dated September 13, 1993 between
          Registrant and McGaw, Inc. relating to the CLAVE product(3)

10.7      Manufacture and Supply Agreement dated September 13, 1993 between
          Registrant and McGaw, Inc. relating to the Protected Needle product(3)

10.8      Supply agreement dated January 1, 1995 between MAGNET, Inc. and
          Registrant.(5)

10.9      Supply and Distribution Agreement dated April 3, 1995 between
          Registrant and Abbott Laboratories, Inc. relating to the CLAVE product.(6)

10.10     Second Amendment to Manufacture and Supply Agreement dated May 31,
          1995 between Registrant and McGaw, Inc.(7)

10.11     Distribution Agreement dated June 1, 1996 between Registrant and BOC
          OHMEDA AB

10.12     Underwriting Agreement dated June 28, 1995 among Registrant, Rodman &
          Renshaw, Inc. and Pacific Growth Equities.(8)

10.13     Amendment to Underwriting Agreement dated July 5, 1995 among
          Registrant, Rodman & Renshaw, Inc. and Pacific Growth Equities.(7)


21.1      Subsidiaries of Registrant.

23.1      Consent of Arthur Andersen LLP.

27.1      Financial Data Schedule

(1) Filed as an exhibit to Registrant's Registration Statement Form S-1 (Registration No. 33-45734) filed on February 14, 1992, and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on March 22, 1993 and incorporated herein by reference.

(3) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, and incorporated herein by reference.

(4) Reference not used.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10K for the Year ended December 31, 1994, and incorporated herein by reference.


(6) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1995, and incorporated herein by reference.


(7) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995, and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's Registration Statement (Registration No. 33-92482) filed on June 23, 1995.

   (b) Reports on Form 8-K.

       Registrant filed the following Report on Form 8-K during the last quarter of the period covered by this Report:

          Item 5 - November 14, 1996



                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ICU MEDICAL, INC.



                                    By:  /s/   George A. Lopez, M.D.
                                         ---------------------------
                                               George A. Lopez, M.D.
                                               Chairman of the Board

                                    Dated:    March 25, 1997

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


        Signature                            Title                      Date
        ---------                            -----                      ----


/s/  George A. Lopez, M.D.      Chairman of the Board, President,   March 25, 1997
-----------------------------   and Chief Executive Officer, (Principal
 George A. Lopez, M.D.
    Executive Officer)

/s/  Francis J. O'Brien         Chief Financial Officer             March 25, 1997
-----------------------------   and Principal Accounting Officer
  Francis J. O'Brien

/s/ Jack W. Brown               Director                            March 20, 1997
-----------------------------
   Jack W. Brown

/s/  John J. Connors            Director                            March 24, 1997
-----------------------------
   John J. Connors


/s/ Michael T. Kovalchik, III   Director                            March  21, 1997
-----------------------------
Michael T. Kovalchik, III


/s/ Richard H. Sherman          Director                            March  24, 1997
----------------------
    Richard H. Sherman


                               ICU MEDICAL, INC.
                               -----------------
                                                                     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------



                                                Additions
                                                ---------
                                           Charged
                             Balance at   to Costs     Charged      Balance
                             Beginning       and      to Other    Write-offs/   at End of
Description                  of Period    Expenses    Accounts     Disposals     Period
--------------------------   ----------   ---------   ---------   -----------   ---------
  For the year ended
 December 31, 1994:

     Allowance for
      doubtful
      accounts                 $198,262    $  4,628   $    -         $  7,842    $195,048
                             ==========   =========   =========   ===========    ========

     Inventory
      reserves                  202,658    $730,187    $264,340      $876,774    $320,411
                             ==========   =========   =========   ===========   =========

For the year ended
  December 31, 1995:

     Allowance for
      doubtful
      accounts                 $195,048    $ 82,000   $    -         $ 22,061   $ 254,987
                             ==========   =========   =========   ===========   =========

     Inventory
      reserves                 $320,411    $254,700    $ 83,901      $357,574    $301,438
                             ==========   =========   =========   ===========   =========

For the year ended
  December 31, 1996:

     Allowance for
      doubtful
      accounts                 $254,987    $ 40,000   $     -        $  1,955   $ 293,032
                             ==========   =========   =========   ===========   =========

     Inventory
      reserves                 $301,438    $ 50,000   $     -        $ 77,371   $ 274,067
                             ==========   =========   =========   ===========   =========

                                 EXHIBIT INDEX


Exhibit Number                     Description                                      Sequentially Numbered Page
-------------- -----------------------------------------------------------------------------------------------
3.1            Registrant's Certificate of Incorporation, as amended(1)

3.2            Registrant's Bylaws, as amended(1)

10.1           Form of Indemnity Agreement with Executive Officers(1)

10.2           Registrant's Amended 1985 Stock Option Plan(1)

10.3           Form of Stock Option Agreement(1)

10.4           Registrant's Amended and Restated 1993 Incentive Stock Plan(2)

10.5           Registrant's Directors' Stock Option Plan(2)

10.6           Manufacture and Supply Agreement dated September 13, 1993
               between Registrant and McGaw, Inc. relating to the CLAVE product(3)

10.7           Manufacture and Supply Agreement dated September 13, 1993 between
               Registrant and McGaw, Inc. relating to the Protected Needle product(3)

10.8           Supply agreement dated January 1, 1995 between MAGNET, Inc. and
               Registrant.(5)

10.9           Supply and Distribution Agreement dated April 3, 1995 between
               Registrant and Abbott Laboratories, Inc. relating to the CLAVE product.(6)

10.10          Second Amendment to Manufacture and Supply Agreement dated
               May 31, 1995 between Registrant and McGaw, Inc.(7)

10.11 Distribution Agreement dated June 1, 1996 between Registrant and BOC OHMEDA AB

10.12          Underwriting Agreement dated June 28, 1995 among Registrant,
               Rodman & Renshaw, Inc. and Pacific Growth Equities.(8)

10.13          Amendment to Underwriting Agreement dated July 5, 1995 among
               Registrant, Rodman & Renshaw, Inc. and Pacific Growth Equities.(7)

21.1           Subsidiaries of Registrant

23.1           Consent of Arthur Andersen LLP

27.1           Financial Data Schedule