Form 10-Q
period 1997-03-31
ICU MEDICAL INC/DE
filed 1997-05-08
CIK 883984

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:    MARCH 31, 1997

                                      or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM:  _______ TO _________

                         COMMISSION FILE NO.:  0-19974

                               ICU MEDICAL, INC.

(Exact name of Registrant as provided in charter)
-------------------------------------------------
                  Delaware                                    33-0022692
                  --------                                    ----------
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

 951 Calle Amanecer, San Clemente, California                    92673
 --------------------------------------------                    -----
   (Address of Principal Executive Offices)                    (Zip Code)

                                (714) 366-2183
                                --------------
               (Registrant's Telephone No. Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

              Yes   XXX                            No
                    ---                                ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

               Class                      Outstanding at May 2, 1997
               -----                      --------------------------
              Common                               7,983,961

                               ICU MEDICAL, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION                PAGE NUMBER
------------------------------                -----------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Consolidated Balance Sheets, March 31,
1997 and December 31, 1996                          3


Consolidated Statements of Income for
the three months ended March 31, 1997 and 1996      4


Consolidated Statements of Cash Flows for
the three months ended March 31, 1997 and
1996                                                5


Notes to Consolidated Financial Statements          6


ITEM 2.
-------

Management's Discussion and Analysis of
Financial Condition and Results of Operations       7


PART II - OTHER INFORMATION                         13
---------------------------


SIGNATURES                                          15

                                ICU MEDICAL, INC.
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                  (all dollar amounts in thousands except share data)

                                                  ASSETS
                                                                                             3/31/97    12/31/96
                                                                                        -------------------------
                                                                                         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                               $    2,134    $  2,060
  Liquid investments                                                                          30,141      29,700
  Accounts receivable, net of allowance for doubtful accounts of $288
     and $293 as of March 31, 1997 and December 31, 1996, respectively.                        2,592       3,043
  Inventories                                                                                  2,234       2,380
  Prepaid expenses and other                                                                     227         763
  Deferred income taxes                                                                          450         450
                                                                                        -------------------------
     Total current assets                                                                     37,924      38,250


PROPERTY AND EQUIPMENT, at cost:
  Machinery and equipment                                                                      6,596       6,762
  Furniture and fixtures                                                                       1,339       1,320
  Molds                                                                                        2,679       2,679
  Land, building and building improvements                                                     4,997       4,993
  Construction in process                                                                        500         417
                                                                                        -------------------------
                                                                                              16,111      16,171
  Less - Accumulated depreciation                                                             (5,669)     (5,242)
                                                                                        -------------------------
                                                                                              10,442      10,929

 Other assets                                                                                    499         460

                                                                                        -------------------------
                                                                                           $  48,865     $49,639
                                                                                        =========================
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                         $     957    $  1,902
  Accrued liabilities                                                                            576         761
  Income taxes payable                                                                           233           -
                                                                                        -------------------------
     Total current liabilities                                                                 1,766       2,663
Deferred income taxes                                                                            227         227

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $1.00 par value,
     Authorized 500,000 shares, issued and outstanding - none
  Common stock, $0.10 par value, authorized, 20,000,000 shares;
     issued,  8,867,162 shares.                                                                  887         887
  Additional capital                                                                          39,450      39,447
  Treasury stock - 697,301 and 566,711 shares at
     March 31, 1997 and December 31, 1996, respectively.                                      (6,057)     (4,848)
  Retained earnings                                                                           12,592      11,263
                                                                                        -------------------------
    Total stockholders' equity                                                                46,872      46,749

                                                                                        -------------------------
                                                                                           $  48,865     $49,639
                                                                                        =========================

       The accompanying notes are an integral part of these consolidated financial statements.

                                ICU MEDICAL, INC.
                        Consolidated Statements of Income
                           For the Three Months Ended
                        March 31, 1997 and March 31, 1996
             (all dollar amounts in thousands except per share data)
                                   (unaudited)




                                                                                     3/31/97       3/31/96
                                                                               ----------------------------
Net sales                                                                             $6,824        $6,008

Cost of goods sold                                                                     2,913         2,304

                                                                               ----------------------------
Gross profit                                                                           3,911         3,704

Selling, general and administrative expenses                                           2,045         1,521

                                                                               ----------------------------
Income from operations                                                                 1,866         2,183

Investment income                                                                        272           342

                                                                               ----------------------------
Income before income taxes                                                             2,138         2,525

Provision for income taxes                                                               800           934

                                                                               ----------------------------
Net income                                                                            $1,338        $1,591
                                                                               ============================

Net income per share                                                                   $0.16         $0.18
                                                                               ============================


Weighted average common
  and common equivalent shares outstanding                                         8,290,629     8,976,064

 The accompanying notes are an integral part of these consolidated financial statements.

                                ICU MEDICAL, INC.
                      Consolidated Statements of Cash Flows
                           For the Three Months Ended
                        March 31, 1997 and March 31, 1996
                        (all dollar amounts in thousands)
                                   (unaudited)

                                                                                       3/31/97     3/31/96
                                                                                   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $1,338      $1,591
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                       568         493
       Net change in current asset and current liabilities, and other                      (45)        (96)
                                                                                   ------------------------
          Net cash provided by operating activities                                      1,861       1,988
                                                                                   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and other                                           (131)       (215)
  Net change in liquid investments                                                        (441)     (1,650)
                                                                                   ------------------------
          Net cash used in investing activities                                           (572)     (1,865)
                                                                                   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised and related tax benefits                            58         105
  Purchase of treasury stock                                                            (1,273)          -
                                                                                   ------------------------
          Net cash provided by (used in) financing activities                           (1,215)        105

                                                                                   ------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   74         228

Cash and cash equivalents, beginning of the period                                       2,060       2,014

                                                                                   ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $2,134      $2,242
                                                                                   ========================


 The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                       (All dollar amounts in thousands)
                                  (unaudited)

NOTE 1 The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented, which adjustments consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. Certain reclassifications have been made to the 1996 financial statements to conform with the current presentation.

NOTE 2 Inventories consisted of the following at March 31, 1997 and December 31, 1996:

Description           3/31/97    12/31/96
-----------           -------    --------
Raw material           $  868      $1,179

Work in process           688         458

Finished goods            824         597
                       ______      ______
Total                  $2,380      $2,234
                       ======      ======

NOTE 3 Net income per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents consist of the shares issuable on exercise of the outstanding dilutive common stock options, less the shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method.

NOTE 4 The effective tax rate differs from that computed at the federal statutory rate of 34 percent principally because of the effect of tax-exempt investment income offset by the effect of state income taxes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


General
-------

The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

==========================================================================================
PRODUCT LINE                        1993    1994    1995    1996    Q196    Q496    Q197
==========================================================================================
CLAVE                                 20%     45%     61%     68%     68%     71%     65%
                                 ---------------------------------------------------------
Click Lock and Piggy Lock             75%     41%     20%     12%     16%      9%      9%
                                 ---------------------------------------------------------
McGaw Protected Needle                 -       9%     13%      8%     11%      4%      7%
                                 ---------------------------------------------------------
Lopez Valve and other                  5%      5%      4%      4%      4%      3%      4%
                                 ---------------------------------------------------------
RF100-RF150 ("Rhino")                  -       -       2%      3%      1%      4%      5%
                                 ---------------------------------------------------------
Budget Medical Products                -       -       -       2%      -       4%      5%
                                 ---------------------------------------------------------
McGaw SafeLine Revenue Sharing         -       -       -       3%      -       5%      5%
------------------------------------------------------------------------------------------
TOTAL                                100%    100%    100%    100%    100%    100%    100%
==========================================================================================

     The Company sells its products to independent distributors and through strategic supply and distribution agreements with McGaw, Inc. ("McGaw") and Abbott Laboratories ("Abbott") (the "McGaw Agreement" and the "Abbott Agreement," respectively). Most independent distributors handle the full line of the Company's products. McGaw and Abbott both purchase CLAVE/(R)/ products, principally bulk, non-sterile connectors; McGaw also purchases the McGaw Protected Needle and Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott. Both agreements establish minimum transfer prices which are lower than historical average selling prices, which the Company negotiated in anticipation of significant sales, and a revenue sharing formula under which the Company could receive more than the minimum transfer prices based on selling prices of products incorporating the Company's products. The McGaw Agreement provides for revenue sharing based on McGaw's selling prices of CLAVE products and the Abbott Agreement provides for revenue sharing based on Abbott's selling prices of both CLAVE products and Rhinos.

     Management believes the success of CLAVE has, and will continue to motivate others to develop one piece needleless connectors which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of a number of such products. In response to competitive pressure felt in the third quarter of 1996, the Company in mid-October 1996 announced to its distributors a new aggressive pricing strategy to protect and expand its market. Under this strategy, prices to independent distributors will eventually be reduced by up to approximately 40%, depending on the type of customer to which the distributor is reselling the CLAVE product. The average price reduction through the first quarter of 1997 was less than the maximum 40%, although Management expects that the average price of its CLAVE products will continue to decline over the next several quarters. Management expects that the price decline will be more than offset by increased volume. However, there is no assurance that such increased volume will be achieved, and there is no assurance that the Company's current or future products will be able to successfully compete with products developed by others.

Quarter Ended March 31, 1997 Compared to the Same Quarter Last Year
-------------------------------------------------------------------

     Net sales increased $816,000, or approximately 14 percent, to $6,824,000 in the first quarter compared to $6,008,000 during the same period last year. The increase was primarily attributable to a 9% increase in sales of CLAVE products, and sales by the Budget Medical Products subsidiary ("BMP") and sales of the low-priced Rhino, both of which were negligible last year, and the recording of an estimated $359,000 of revenue sharing due from McGaw, Inc. ("McGaw") based on sales of its SafeLine products. Those increases were partially offset by continuing decreases in Click Lock, Piggy Lock and McGaw Protected Needle sales.

     Net sales to McGaw, including revenue sharing, amounted to $2,788,000 in the first quarter of 1997, as compared with $1,325,000 in the first quarter of 1996. The increase was accounted for principally by increased unit shipments of CLAVE products, revenue sharing on CLAVE products of approximately $268,000 in the first quarter of 1997 versus none in 1996, and estimated revenue sharing payments due under the McGaw Agreement on McGaw's sales of its SafeLine products of $359,000 in the first quarter of 1997; none was due in the first quarter of 1996. Those increases were offset by a 32% decrease in McGaw Protected Needle sales because of lower unit shipments, as expected. Management expects that overall CLAVE selling prices to McGaw will decrease through the balance of 1997, and also expects that those decreases will cause it to receive declining amounts of revenue sharing on CLAVE products sold to McGaw; further, there is no assurance that McGaw's pricing in the future will result in any revenue sharing under the formula in the McGaw Agreement. Based on McGaw's forecasts, Management expects increases in unit shipments to McGaw to continue during the remainder of 1997, although there is no assurance that McGaw's forecasts will be realized. Management expects that SafeLine revenue sharing payments will continue, although it is unable to accurately forecast such amounts.

     The Company began production-quantity shipments of the Rhino to Abbott in late 1995 and the CLAVE in the third quarter of 1996. Sales volume in the first quarter of 1997 was $622,000, more than half of which was Rhino including revenue sharing, as compared with sales volume of $87,000 in the first quarter of 1996. Based on Abbott's current forecasts, Management expects higher levels of sales to Abbott during the remainder of 1997. There is no assurance that Abbott will be successful in promoting and selling CLAVE against its other safe connector offerings, or against other competitors' current or future products. Further, there is no assurance that Abbott's selling prices will in any significant revenue sharing with the Company under the Abbott Agreement.

     Total CLAVE net sales increased approximately 9% from $4,061,000 in the first quarter of 1996 to $4,412,000 in the first quarter of 1997. Unit shipments of CLAVE products increased approximately 56%, substantially all of which was accounted for by McGaw. Average selling prices decreased approximately 30% from year-to-year. This was principally because of lower prices to independent distributors.

     Net sales of CLAVE products to independent distributors in the first quarter of 1997 decreased 34% from the first quarter of 1996, principally because of lower prices. Management expects that unit sales of CLAVE products to its independent distributors will increase for the remainder of 1997, although net sales of CLAVE products to the independent distributors may continue to decrease. Sales to the independent distributors may be impacted by competition from existing and new competitive products or acquisition of CLAVE market share by Abbott and McGaw. Management expects to encounter continued pricing pressure from individual end users, but believes that its new pricing strategy will improve its competitive position.

     Net sales of Click Lock and Piggy Lock decreased approximately 39% in the first quarter of 1997 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

     Net sales of McGaw Protected Needle decreased approximately 32% in the first quarter this year compared to the same period last year due to lower unit shipments. Management expects McGaw Protected Needle sales to decline for the remainder of 1997 compared to the first quarter this year, for the same reasons that Click Lock and Piggy Lock sales are decreasing.

     Net sales of Lopez Valve and Swiss System decreased 9% in the first quarter compared to the same period last year due to a decrease in unit shipments. Management expects sales of the Lopez Valve to be at the same or slightly higher levels as in the first quarter of 1997 for the remainder of the year.

     Total sales to foreign distributors were $239,000 in the first quarter of 1997, as compared with $120,000 in the first quarter of 1996. Management expects that its sales to foreign distributors will continue to increase in the future.

     Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. The table below illustrates the effect this phenomenon has on the Company's net sales:

======================================================================================
NET SALES (000'S)             Q1          Q2          Q3            Q4          TOTAL
======================================================================================
1992                        $2,451      $2,356      $2,603        $2,743       $10,153
--------------------------------------------------------------------------------------
1993                        $2,914      $2,335      $2,495        $3,637       $11,381
--------------------------------------------------------------------------------------
1994                        $4,180      $3,842      $3,484        $5,036       $16,542
--------------------------------------------------------------------------------------
1995                        $5,427      $5,966      $4,617        $5,272       $21,282
--------------------------------------------------------------------------------------
1996                        $6,008      $6,147*     $5,972*       $6,472*      $24,599
--------------------------------------------------------------------------------------
1997                        $6,824*
======================================================================================
*     Includes McGaw SafeLine Revenue Sharing in Q2, Q3, Q4 1996 and Q1 1997 of
  $229,000, $300,000, $300,000 and $359,000, respectively.
======================================================================================

     As illustrated above, the second and third quarters tend to be weaker than the first and fourth. The exception is the second quarter of 1995, in which McGaw was building significant inventory of CLAVE. The Company is attempting to maintain sales growth through the second and third quarters, but there can be no assurance that the efforts will be successful.

     Gross margin was 57% during the first quarter of 1997 compared to 62% during the same period last year. Margins have come down since the first quarter of 1996 because of decreases in selling prices and changes in the product mix as sales of the lower margin Rhinos and bulk, non-sterile CLAVEs account for a larger proportion of sales. In addition, BMP has had a negative impact on margins. This is only partially offset by the McGaw SafeLine revenue sharing payments and a decrease in unit manufacturing costs.

     Management believes that its new pricing strategy for the CLAVE may adversely affect the gross margin percentage for several quarters, but that as volume increases gross margin percentages should not deteriorate, and may improve. This is because a large portion of the Company's manufacturing costs are fixed and the Company has adequate existing fixed-asset capacity to handle increased volumes. In addition, increasing production of CLAVE for McGaw and Abbott could positively affect gross margins. Any such improvement could be offset, however, by a potential shift in sales mix from independent distributors to McGaw and Abbott at lower average selling prices. As a result, Management does not expect margins for the full year 1997 to change significantly from those in the first quarter, although there could be fluctuations from quarter-to-quarter.

     Selling, general and administrative expenses ("SG&A") increased to 30% of sales during the first quarter of 1997 compared to 25% during the same period last year. Included in SG&A are product development costs that were approximately 5% of net sales in 1997 as compared to 2% in the first quarter of 1996. The balance of the increase was from increased sales and marketing costs.

     Patent litigation costs in which the Company is the plaintiff were approximately 1% of net sales in the first quarter of each year. Management expects such costs to increase after the first quarter, but the amount of any increase will depend on the progress of the litigation, and that is difficult to predict.

     Net income decreased $253,000 over the comparable period last year. While net sales and gross profit increased 14% and 6%, respectively, the increase in SG&A expenses resulted in a decrease in net income of 16%.


Quarter Ended March 31, 1997 Compared to the Immediately Preceding  Quarter
---------------------------------------------------------------------------
     Ended December 31, 1996
     -----------------------

     Net sales increased $352,000, or 5% in the first quarter of 1997 over the $6,472,000 recorded in the last quarter of 1996, principally because of increases in sales of McGaw Protected Needle, Rhino and BMP products, offset by a small decrease in CLAVE sales. An increase in net sales of CLAVE products to McGaw was offset by decreases in net sales to Abbott and independent distributors. A significant portion of the McGaw CLAVE net sales increase related to initial orders for a large contract. CLAVE unit sales to Abbott decreased, following the initial shipments in the second half of 1996. CLAVE unit sales to independent distributors increased slightly over the fourth quarter of 1996. Management believes that a portion of the McGaw CLAVE increase and the increases in Rhino and BMP net sales are indicative of future trends, and that net sales to independent distributors may continue to decrease, but, does not believe the other quarterly fluctuations are indicative of future trends.

     The gross margin in the first quarter of 1997 was 57%, approximately the same as the 58% gross margin recorded in the fourth quarter of 1996.

     SG&A expenses decreased in the first quarter of 1997 principally because of a decrease in the continuing costs of patent litigation in which the Company is the plaintiff from $689,000 in the fourth quarter of 1996 to $67,000 in the first quarter of 1997. Management expects that such costs may increase after the first quarter of 1997, but the amount of any increase will depend on progress of the litigation, and that is difficult to predict.

     Net income increased $422,000, or 46% over the fourth quarter of 1996, principally because of the lower level of patent litigation costs and higher net sales.

Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 1997, the Company's cash and cash equivalents and investment securities position increased $1,414,000 to $32,275,000. The primary reasons for the increase were cash provided by operating activities offset by the cost of treasury stock purchases.

     If sales of the Company's products increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, the Company's working capital requirements may increase in the foreseeable future.

     The Company believes that its existing working capital, supplemented by income from operations, will be sufficient for the foreseeable future.

     The Company has announced that it expects to spend up to $2 million in its second quarter, ending June 30, 1997, to repurchase its Common Stock. This amount may change significantly depending on market conditions and other factors, and the ultimate amount may be significantly more or less. In the second quarter, through May 2, 1997, the Company had purchased 185,900 shares at a cost of $1,403,000.

Forward Looking Statements
--------------------------

     The foregoing statements in this Management's Discussion and Analysis concerning beliefs or expectations for the future with respect to sales growth, sales to particular customers, individual product sales, product pricing, revenue sharing, seasonal sales fluctuations, factors affecting gross margins, market shifts, competitive conditions, trends, production capacity, improvements in production efficiency, SG&A expenses generally and specific expenses, research and development progress and expenses, working capital, expenditures to repurchase common stock, and other financial factors are forward looking statements that involve a number or risks and uncertainties. The Company cautions that, in addition to the factors described in such statements, actual future results of operations are subject to other important factors including, among others, the following: general economic and business conditions; the effect of price and safety considerations on the healthcare industry; competitive factors such as product innovation, new technologies, marketing and distribution strength and price erosion; unanticipated market shifts and trends; any changes in corporate strategies and practices of McGaw, Abbott and the Company's independent distributors that might affect the resources and efforts that they devote to marketing the Company's products, production problems; changes in product mix; changes in marketing strategy; the availability of patent protection and the cost of enforcing or defending patent claims; and other risks described from time to time in the Company's registration statements and reports filed with the Securities and Exchange Commission, including the Company's Current Report on Form 8-K dated November 14, 1996. Results of operations actually achieved in the future may thus differ materially from Management's current expectations. The Company disclaims any obligation to update the statements or to announce publicly the result of any revision to any of the statements contained herein to reflect future events or developments.

New Accounting Pronouncement
----------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." As it affects the Company under its current capital structure, it provides for the presentation of "basic" earnings per share, which excludes the dilutive effect of outstanding common stock options, and "diluted" earnings per share, which includes the dilutive effect of such common stock options and is the same as "net income per share" as currently presented by the Company. Basic and diluted earnings per share, as calculated under SFAS No. 128, for the quarters ended March 31, 1997 and 1996 are $0.16 and $0.18, respectively, the same amounts as presented as net income per share in the consolidated financial statements.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     In an action entitled ICU Medical, Inc. v. Tri-State Hospital Supply
                           ----------------------------------------------
Corporation, pending in the United States District Court for the Northern
-----------
District of California, the Company alleges patent infringement by defendant's protected needle connector. The Company is seeking an injunction, and monetary damages in an amount to be determined. On February 8, 1996, the Court denied Tri-State's motion for summary judgment of non-infringement of one of the Company's patents. On February 28, 1997, the Court ruled on a number of motions filed by the parties, denying summary judgment on most of the motions and issuing rulings on matters of enforceability of the Company's patents that were generally favorable to the Company. The case remains pending and a number of motions remain to be determined by the Court. Trial date has been scheduled for January 1998.

     In an action entitled Allen Petty, dba Carmel Development International v.
                           ----------------------------------------------------
ICU Medical, Inc., pending in the Superior Court for Orange County, State of
-----------------
California, Plaintiff alleges breach of contract and seeks at least $500,000 in commissions allegedly related to sales of the CLAVE(R) to various O.E.M. manufacturers. The Company believes the claim is without merit and intends to defend the action vigorously.

     In an action entitled Hinck Medical, Inc. v. ICU Medical, Inc., pending in
                           ----------------------------------------
the United States District Court for the District of Oregon, the plaintiff alleges that the Company breached a distribution agreement by imposing different payment terms on the plaintiff, Hinck Medical, Inc. ("Hinck") than were required of other distributors, and makes several other allegations. The Company has denied the allegations of the complaint and has asserted counterclaims against Hinck for breach of the distribution agreement and is seeking damages.


ITEM 2.  CHANGES IN SECURITIES
------------------------------
Inapplicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------
Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
Inapplicable

ITEM 5.  OTHER INFORMATION
--------------------------
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

27  Financial Data Schedule

(b)  Reports on Form 8-K:

None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                 Date:  May 7, 1997
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
  Chief Accounting Officer)