Form 10-Q
period 1997-06-30
ICU MEDICAL INC/DE
filed 1997-08-11
CIK 883984

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:    JUNE 30, 1997

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

                      Yes  XXX                        No
                          -----                          -----
Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

             Class                         Outstanding at August 6, 1997
             -----                         -----------------------------
            Common                                    7,816,386

                               ICU MEDICAL, INC.

                                     Index


PART I - FINANCIAL INFORMATION                                      PAGE NUMBER
------------------------------                                      -----------

ITEM 1. FINANCIAL STATEMENTS
----------------------------
Consolidated Balance Sheets, June 30, 1997 and
December 31, 1996                                                        3


Consolidated Statements of Income for the three
months ended June 30, 1997 and 1996                                      4


Consolidated Statements of Income for the six
months ended June 30, 1997 and 1996                                      5


Consolidated Statements of Cash Flows for the
six months ended June 30, 1997 and 1996                                  6


Notes to Consolidated Financial Statements                               7

ITEM 2.
-------

Management's Discussion and Analysis of
Financial Condition and Results of Operations                            8


PART II - OTHER INFORMATION                                             15
---------------------------

SIGNATURES                                                              17


                               ICU MEDICAL, INC.
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996
               (all dollar amounts in thousands except share data)



                                                                                            6/30/97    12/31/96
                                                                                          ---------------------
                                                                                          (unaudited)
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                $  1,944    $  2,060
  Liquid investments                                                                         29,700      29,700
  Accounts receivable, net of allowance for doubtful accounts of $324
     and $293 as of June 30, 1997 and December 31, 1996, respectively                         1,921       3,043
  Inventories                                                                                 2,168       2,234
  Prepaid expenses and other and other                                                          255         763
  Deferred income taxes                                                                         450         450
                                                                                           --------------------
     Total current assets                                                                    36,438      38,250

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                                                     6,620       6,762
  Furniture and fixtures                                                                      1,465       1,320
  Molds                                                                                       2,725       2,679
  Land, building and building improvements                                                    5,001       4,993
  Construction in process                                                                       497         417
                                                                                           --------------------
                                                                                             16,308      16,171
  Less - Accumulated depreciation                                                            (6,177)     (5,242)
                                                                                           --------------------
                                                                                             10,131      10,929
Other assets                                                                                    499         460
                                                                                           --------------------
                                                                                           $ 47,068    $ 49,639
                                                                                           ====================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                         $    717    $  1,902
  Accrued liabilities                                                                           740         761
  Income taxes payable                                                                          105          --
                                                                                           --------------------
     Total current liabilities                                                                1,562       2,663
Deferred income taxes                                                                           227         227

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $1.00 par value,
       Authorized 500,000 shares, issued and outstanding - none
  Common stock, $0.10 par value, authorized, 20,000,000 shares;
       issued, 8,867,162 shares                                                                 887         887
  Additional capital                                                                         39,450      39,447
  Treasury stock - 1,050,776 and 566,711 shares at
      June 30, 1997 and December 31, 1996, respectively                                      (8,898)     (4,848)
  Retained earnings                                                                          13,840      11,263
                                                                                           --------------------
    Total stockholders' equity                                                               45,279      46,749

                                                                                           --------------------
                                                                                           $ 47,068    $ 49,639
                                                                                           ====================

       The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                       Consolidated Statements of Income
                          For the Three Months Ended
                        June 30, 1997 and June 30, 1996
            (all dollar amounts in thousands except per share data)
                                  (unaudited)

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                                     6/30/97        6/30/96
                                                                   --------------------------
Net sales                                                          $    7,190      $    6,147
Cost of goods sold                                                      3,057           2,675
                                                                   --------------------------
Gross profit                                                            4,133           3,472
Selling, general and administrative expenses                            2,121           1,587
Research and development expenses                                         335             205
                                                                   --------------------------
Income from operations                                                  1,677           1,680
Investment income                                                         336             331
                                                                   --------------------------
Income before income taxes                                              2,013           2,011
Provision for income taxes                                                760             744
                                                                   --------------------------
Net income                                                         $    1,253      $    1,267
                                                                   ==========================
Net income per share                                               $     0.16      $     0.14
                                                                   ==========================
Weighted average number of common
  and common equivalent shares outstanding                          7,972,629       9,094,179
                                                                   ==========================

      The accompanying notes are an integral part of these consolidated financial statements

                               ICU MEDICAL, INC.
                             Statements of Income
                           For the Six Months Ended
                        June 30, 1997 and June 30, 1996
            (all dollar amounts in thousands except per share data)
                                  (unaudited)

                                               For the Six Months Ended
                                                 6/30/97       6/30/96
                                               ------------------------
Net sales                                      $   14,014    $   12,155
Cost of sales                                       5,970         4,979
                                               ------------------------
Gross profit                                        8,044         7,176
Selling, general and administrative expenses        3,850         2,969
Research and development expenses                     651           344
                                               ------------------------
Income from operations                              3,543         3,863
Interest and other income                             608           673
                                               ------------------------
Income before tax                                   4,151         4,536
Provision for income taxes                          1,560         1,678
                                               ------------------------
Net income                                     $    2,591    $    2,858
                                               ========================
Net income per share                           $     0.32    $     0.32
                                               ========================
Weighted average number of common
  and common equivalent shares outstanding      8,131,629     9,019,058
                                               ========================

       The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                     Consolidated Statements of Cash Flows
                           For the Six Months Ended
                        June 30, 1997 and June 30, 1996
                       (all dollar amounts in thousands)
                                  (unaudited)

                                                                        For the Six Months Ended
                                                                        6/30/97          6/30/96
                                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 2,591          $ 2,858
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                      1,126            1,013
       Net change in current asset and current liabilities, and other       639             (983)
                                                                        ------------------------
          Net cash provided by operating activities                       4,356            2,888
                                                                        ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and other                            (378)            (347)
  Proceeds from sales of investment securities                               --              508
  Net change in liquid investments                                           --           (4,225)
                                                                        ------------------------
          Net cash used in investing activities                            (378)          (4,064)
                                                                        ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised and related tax benefits             58            1,406
  Purchase of treasury stock                                             (4,152)              --
                                                                        ------------------------
          Net cash provided by (used in) financing activities            (4,094)           1,406
                                                                        ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (116)             230

Cash and cash equivalents, beginning of the period                        2,060            2,014
                                                                        ------------------------
CASH AND CASH EQUIVALENTS, end of period                                $ 1,944          $ 2,244
                                                                        ========================

       The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                       (All dollar amounts in thousands)
                                  (unaudited)

NOTE 1: The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of Management, necessary to a fair statement of the results for the interim periods presented, which adjustments consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the current presentation.

NOTE 2:  Inventories consisted of the following:

Description                         6/30/97     12/31/96
-----------                        --------     --------
Raw material                       $    970     $  1,179
Work in process                         440          458
Finished goods                          758          597
                                   --------     --------
Total                              $  2,168     $  2,234
                                   ========     ========

NOTE 3: Net income per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents consist of the shares issuable on exercise of the outstanding dilutive common stock options, less the shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method.

NOTE 4: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of tax-exempt investment income offset by the effect of state income taxes.

NOTE 5: In October 1996, the Company announced a new CLAVE(R) pricing strategy under which prices to independent distributors are adjusted through rebates of up to approximately 40%, depending on the type of customer to which the distributor is reselling the CLAVE product. Until such time as the Company has accumulated sufficient actual data, management has estimated the accrued rebate by approximating the maximum rebate that might be available to the distributors. The Company expects to have sufficient historical experience on actual rebates allowed to distributors to adjust this estimate in the second half of 1997 for any potential overaccrual of the rebate.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


General
-------

     The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

PRODUCT LINE                            1994    1995    1996    Q296     YTD    Q297     YTD
                                                                        Q296            Q297
                                        ----    ----    ----    ----    ----    ----    ----
CLAVE                                     45%     61%     68%     66%     67%     65%     65%
Click Lock and Piggy Lock                 41%     20%     12%     12%     14%      7%      8%
McGaw Protected Needle                     9%     13%      8%     12%     11%      7%      7%
Lopez Valve and other                      5%      4%      4%      4%      4%      4%      4%
RF100-RF150 ("Rhino")                      -       2%      3%      2%      2%      6%      5%
Budget Medical Products                    -       -       2%      -       -       5%      5%
McGaw SafeLine Revenue Sharing             -       -       3%      4%      2%      6%      6%
                                        ----    ----    ----    ----    ----    ----    ----
Total                                    100%    100%    100%    100%    100%    100%    100%

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

     On June 25, 1997, B.Braun Melsungen AG (B.Braun) acquired McGaw from IVAX Corporation. B.Braun's U.S. operation markets an I.V. connection system that competes with I.V. connection systems of the Company and others. The McGaw Agreement extends to July 2000, and the Company expects McGaw to abide by the Agreement. The Company cannot predict the ultimate impact of the acquisition, although it does expect the relationship with McGaw to change over time. The Company does not expect any significant change in the pattern of sales to McGaw, at least through the balance of 1997, although there is no assurance that there will not be a significant change.

     Management believes the success of CLAVE has, and will continue to motivate others to develop one piece needleless connectors which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of a number of such products. In response to competitive pressure felt in the third quarter of 1996, the Company in mid-October

1996 announced to its independent distributors a new aggressive pricing strategy to protect and expand its market. Under this strategy, prices to independent distributors will eventually be reduced by up to approximately 40%, depending on the type of customer to which the distributor is reselling the CLAVE product (See Note 5 to the Consolidated Financial Statements). The average price reduction through the second quarter of 1997 was less than the maximum 40%, although Management expects that the average price of its CLAVE products will continue to decline over the next several quarters. Management expects that the price decline eventually will be more than offset by increased volume, although this has not occurred to date for independent distributors in the aggregate. There is no assurance that such increased volume will be achieved by the independent distributors, and there is no assurance that the Company's current or future products will be able to successfully compete with products developed by others.

Quarter Ended June 30, 1997 Compared to the Same Quarter Last Year
------------------------------------------------------------------

     Net sales increased $1,043,000, or approximately 17%, to $7,190,000 in the second quarter compared to $6,147,000 during the same period last year. The increase was primarily attributable to a 14% increase in sales of CLAVE products, and increased sales by the Budget Medical Products subsidiary ("BMP"), increased sales of the low-priced Rhino and increased revenue sharing due from McGaw, Inc. ("McGaw") based on sales of its SafeLine products. Those increases were partially offset by continuing decreases in Click Lock, Piggy Lock and McGaw Protected Needle sales.

     Net sales to McGaw, including revenue sharing, amounted to $3,146,000 in the second quarter of 1997, as compared with $1,752,000 in the second quarter of 1996. The increase was accounted for principally by increased unit shipments of CLAVE products, and estimated revenue sharing payments due under the McGaw Agreement on McGaw's sales of its SafeLine products of $418,000 in the second quarter of 1997 as compared with $229,000 in the second quarter of 1996. Those increases were partially offset by a 23% decrease in McGaw Protected Needle sales because of lower unit shipments, as expected. Revenue sharing accrued on CLAVE products was negligible in both quarters. Management expects that overall CLAVE selling prices to McGaw will decrease through the balance of 1997, and also expects that those decreases will cause it to receive declining amounts of revenue sharing on CLAVE products sold to McGaw; further, there is no assurance that McGaw's pricing in the future will result in any revenue sharing under the formula in the McGaw Agreement. The Company has had sufficient data to estimate and record CLAVE revenue sharing payments from McGaw in the period earned through the first quarter of 1997. Commencing in the second quarter of 1997, and until pricing stabilizes sufficiently, the Company began recording revenue sharing due from McGaw on CLAVE products only when reported by McGaw and will no longer estimate and accrue revenue sharing payments before they are reported. Based on McGaw's forecasts, Management expects increases in unit shipments to McGaw to continue during the remainder of 1997, although there is no assurance that McGaw's forecasts will be realized. Management expects that SafeLine revenue sharing payments will continue, although it is unable to accurately forecast such amounts.

     The Company began production-quantity shipments of the Rhino to Abbott in late 1995 and the CLAVE in the third quarter of 1996. Net sales to Abbott in the second quarter of 1997 were $762,000, more than half of which was Rhino including revenue sharing, as compared with net sales of $139,000 in the second quarter of 1996, most of which was Rhino. Commencing in the second quarter of 1997, there has been a substantial increase in marketing of CLAVE products to Abbott and to Abbott customers, and the Company expects the order volume from Abbott to increase in the third quarter of 1997. There is no assurance that Abbott will be successful in promoting and selling CLAVE against its other safe connector offerings, or against other competitors' current or future products. Further, there is no assurance that Abbott's selling prices will result in any significant revenue sharing with the Company under the Abbott Agreement.

     Total CLAVE net sales increased approximately 14% from $4,097,000 in the second quarter of 1996 to $4,683,000 in the second quarter of 1997. Unit shipments of CLAVE products increased approximately 60%, substantially all of which was accounted for by McGaw, and to a minor degree by Abbott, offset by a decrease with independent distributors. Average selling prices continued to decrease.

     Net sales of CLAVE products to independent distributors in the second quarter of 1997 decreased approximately 33% from the second quarter of 1996, principally because of lower unit volumes, and to a lesser degree, lower average selling prices. Management expects that unit sales of CLAVE products to its independent distributors will have little, if any, increase for the remainder of 1997, and may continue to decrease, causing net sales of CLAVE products to the independent distributors to continue to decrease, and resulting in unit sales and net sales below 1996 levels. Sales to the independent distributors have been temporarily adversely impacted by the termination of several distributor arrangements and in the future may be impacted by competition from existing and new competitive products or acquisition of CLAVE market share by Abbott and McGaw. Management expects to encounter continued pricing pressure from individual end users, but believes that its new pricing strategy is and will continue to improve its competitive position.

     Net sales of Click Lock and Piggy Lock decreased approximately 30% in the second quarter of 1997 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

     Net sales of McGaw Protected Needle decreased approximately 23% in the second quarter this year compared to the same period last year due to lower unit shipments. Management expects McGaw Protected Needle sales to decline for the remainder of 1997 compared to the second quarter this year, for the same reasons that Click Lock and Piggy Lock sales are decreasing.

     Net sales of Lopez Valve and Swiss System increased 11% in the second quarter compared to the same period last year due to a increase in unit shipments. Management expects sales of the Lopez Valve to be at the same or slightly higher levels as in the second quarter of 1997 for the remainder of the year.

     Total sales to foreign distributors were $142,000 in the second quarter of 1997, as compared with $180,000 in the second quarter of 1996. The decrease was due to lower unit shipments. Foreign distributors have not yet achieved consistent ordering patterns, but

Management expects that the Company's sales to foreign distributors will increase over the balance of the year.

     Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. The table below illustrates the effect this phenomenon has on the Company's net sales:

NET SALES (000'S)                Q1              Q2              Q3             Q4           Total
-----------------              ------          ------          ------         ------        -------
1993                           $2,914          $2,335          $2,495         $3,637        $11,381
1994                           $4,180          $3,842          $3,484         $5,036        $16,542
1995                           $5,427          $5,966          $4,617         $5,272        $21,282
1996                           $6,008          $6,147*         $5,972*        $6,472*       $24,599
1997                           $6,824*         $7,190*
* Includes McGaw SafeLine Revenue Sharing in Q2, Q3, Q4 1996 and Q1, Q2 1997 of $229,000, $300,000,
  $300,000 and $359,000, $418,000, respectively.

     As illustrated above, the second and third quarters tend to be weaker than the first and fourth. The exceptions are the second quarter of 1995, in which McGaw was building significant inventory of CLAVE, and the second quarter of 1997, in which sales increases occurred in most of the Company's product lines. The Company is attempting to maintain sales growth through the third quarter, but there can be no assurance that the efforts will be successful.

     Gross margin was 57% during the second quarter of 1997 compared to 56% during the same period last year. Although average selling prices have continued to decrease, increases in production volume resulted in greater absorption of overhead and a decrease in unit manufacturing costs.

     Management believes that the continuing decrease in average selling prices for CLAVE products, including the effect of its new pricing strategy to independent distributors, could adversely effect the gross margin percentage for the next several quarters, but that as volume increases, including increasing production of CLAVE products for McGaw and Abbott, gross margin percentages should not deteriorate, and may improve. This is because a large portion of the Company's manufacturing costs are fixed and the Company has adequate existing fixed-asset capacity to handle increased volumes. Any such improvement could be offset, however, by a continuation of the shift in sales mix from independent distributors to McGaw and Abbott at lower average selling prices. Therefore, Management does not expect margins for the full year 1997 to change significantly, although there could be fluctuations from quarter-to-quarter.

     Selling, general and administrative expenses ("SG&A"), excluding research and development expenses, increased to 29% of sales during the second quarter of 1997 compared to 26% during the same period last year. The principal component of the increase was sales and marketing costs, including those related to BMP and international markets, both of which had only relatively minor expenses through June 1996.

     Costs of patent litigation in which the Company is the plaintiff were approximately 1% of net sales in the second quarter of 1997, as compared with 6% in the second quarter of 1996.

Management expects the amount of those costs to increase in the second half of 1997, but to be at a level lower than those incurred in 1996. The amount of such costs will depend on the progress of the litigation, and that is difficult to predict.

     Research and development expenses ("R&D") increased from 3% of net sales in the second quarter of 1996 to 5% of net sales in the second quarter of 1997, reflecting increased efforts to complete R&D on a number of new products. Management currently expects those efforts to continue through most of the latter half of 1997, with R&D expense at approximately the same level as in the second quarter of 1997. However, no assurance can be given that such costs will not differ materially from those estimates or that the R&D will be completed as expected.

     Net income was approximately the same as in the comparable period last year. While net sales and gross profit increased 17% and 19%, respectively, those increases were offset by increases in SG&A and R&D expenses.

     Net income per share increased $0.02, or 14%, in the second quarter of 1997 over the second quarter of 1996. This increase occurred even though net income was virtually unchanged because of a 12% decrease in the weighted average number of common and common equivalent shares outstanding. Had the decrease in shares not occurred, net income would have been higher, but net income per share would have been lower.

Six Months Ended June 30, 1997 Compared to the Same Six Months Last Year
------------------------------------------------------------------------

     Net sales increased approximately 15% for the six months ended June 30, 1997 compared to the same six month period last year. The growth in net sales was due to increased shipments to McGaw and Abbott, partially offset by a decline in shipments to independent distributors. The increase resulted primarily from increased CLAVE sales, Rhino sales, and BMP sales. Those were offset in part by declining Click Lock, Piggy Lock and McGaw Protected Needle sales. During the period, sales of CLAVE increased approximately 11% due primarily to higher unit sales offset in part by lower average selling prices. Net sales of Click Lock and Piggy Lock decreased 35% and McGaw Protected Needles decreased approximately 27%, due to lower unit sales compared to the same period last year. For the six months ended June 30, 1997 net sales of Rhino increased to approximately $749,000 compared with $186,000 for the same period last year. BMP net sales increased to $696,000 compared with $43,000 for the same period last year.

     Gross margin for the six months ended June 30, 1997 were 57%, as compared to 59% during the same period last year. The main reason for the decrease was a decrease in average selling prices accentuated by a change in product sales mix towards lower margin bulk, non-sterile CLAVEs and lower margin Rhinos, as well as the lower margin BMP products. The shift was more significant in the first quarter of 1997 than in the second quarter of 1997, and was only partially offset by the higher level of McGaw SafeLine revenue sharing payments and the decrease in unit manufacturing costs in the first half of 1997.

     Selling, general and administrative expenses ("SG&A") expenses, excluding R&D, for the six months ended June 30,1997 were 27% of sales compared to 24% during the same period of 1996. The increase is principally because of increased sales and marketing costs partially offset by a decrease in the continuing costs of patent litigation in which the Company is the plaintiff.

Liquidity and Capital Resources
-------------------------------

     During the six months ended June 30, 1997, the Company's cash and cash equivalents and investment securities position decreased $116,000 to $31,644,000. Cash provided by operating activities was offset by the cost of treasury stock purchases.

     If sales of the Company's products increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, the Company's working capital requirements may increase in the foreseeable future.

     The Company believes that its existing working capital, supplemented by income from operations, will be sufficient for the foreseeable future.

     Since October 1996, the company has purchased almost 1,100,000 shares of its common stock at a cost of almost $9.3 million, of which 359,000 shares were purchased in the quarter ended June 30, 1997, at a cost of $2,880,000. The Company has announced that it may repurchase its Common Stock from time to time in the future depending on market prices and other factors.

Forward Looking Statements
--------------------------

     The foregoing statements in this Management's Discussion and Analysis concerning beliefs or expectations for the future with respect to sales growth, sales to particular customers, the relationship with McGaw, foreign sales, individual product sales, product pricing, revenue sharing, seasonal sales fluctuations, factors effecting gross margins, product mix, market shifts, competitive conditions, trends, production capacity, improvements in production efficiency, SG&A expenses generally and specific expenses, R&D progress and expenses, working capital, expenditures to repurchase common stock, and other financial factors are forward looking statements that involve a number or risks and uncertainties. The Company cautions that, in addition to the factors described in such statements, actual future results of operations are subject to other important factors including, among others, the following: general economic and business conditions; the effect of price and safety considerations on the healthcare industry; competitive factors such as product innovation, new technologies, marketing and distribution strength and price erosion; unanticipated market shifts and trends; the impact of legislation effecting government reimbursement of healthcare costs; any changes in corporate strategies and practices of McGaw, Abbott and the Company's independent distributors that might effect the resources and efforts that they devote to marketing the Company's products, production problems; changes in product mix; changes in marketing strategy; the availability of patent protection and the cost of enforcing or defending patent claims; and other risks described from time to time in the Company's registration statements and reports filed with the Securities and Exchange Commission, including the Company's Current Report on Form 8-K dated November 14, 1996. Results of operations actually achieved in the future may thus differ materially from Management's current expectations. The Company disclaims any obligation to update the statements or to announce publicly the result of any revision to any of the statements contained herein to reflect future events or developments.

New Accounting Pronouncement
----------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." As it effects the Company under its current capital structure, it provides for the presentation of "basic" earnings per share, which excludes the dilutive effect of outstanding common stock options, and "diluted" earnings per share, which includes the dilutive effect of such common stock options and is the same as "net income per share" as currently presented by the Company. Both basic and diluted earnings per share, as calculated under SFAS No. 128, for the quarters ended June 30, 1997 and 1996 are $0.16 and $0.14, respectively, and for the six months ended June 30, 1997 and 1996 are $0.32 and $0.32, respectively. Those are the same amounts as presented as net income per share in the consolidated financial statements.

Adoption of Shareholders Rights Plan
------------------------------------

     On July 15, 1997 the Board of Directors adopted a Stockholder Rights Plan, under which, one Preferred Share Purchase Right will be distributed on August 7, 1997 to stockholders of record on July 28, 1997 for each share of Common Stock outstanding. No separate certificates evidencing the Rights will be issued unless and until they become exercisable. The Rights generally will not be exercisable until a person or group acquires 15% or more of the Company's Common Stock in a transaction that is not approved in advance by the Board of Directors or ten days after the announcement of a tender offer which could result in a person or group owning 15% or more of the Common Stock.

     In the event a third party or group were to acquire 15% or more of the Company's outstanding Common Stock without the prior approval of the Board of Directors, each Right will entitle the holder, other than the acquiror, to buy Common Stock with a market value of twice the exercise price. In addition, if the Company were to be acquired in a merger, shareholders with unexercised Rights could purchase common stock of the acquiror with a value of twice the exercise price of the Rights.

     The Company's Board of Directors may redeem the Rights for a nominal amount at any time prior to the event that causes the Rights to become exercisable.
The Rights will expire unless previously redeemed or exercised on August 7, 2007.

     For further information, reference is made to the Company's Current Report on Form 8-K dated July 23, 1997.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     In an action entitled ICU Medical, Inc. v. Tri-State Hospital Supply
                           ----------------------------------------------
Corporation, pending in the United States District Court for the Northern
-----------
District of California, the Company alleges patent infringement by defendant's protected needle connector and Y-style extension sets. The Company is seeking an injunction, and monetary damages in an amount to be determined. On February 28, 1996, the Court denied Tri-State's motion for summary judgment of non-infringement of one of the Company's patents, and ruled on a number of motions filed by the parties, denying summary judgment on most of the motions and issuing rulings on matters of enforceability of the Company's patents that were generally favorable to the Company. The case remains pending and a number of motions remain to be brought by the Company. Trial date has been scheduled for February 1998.

     In an action entitled Allen Petty, dba Carmel Development International v.
                           ----------------------------------------------------
ICU Medical, Inc., pending in the Superior Court for Orange County, State of
-----------------
California, Plaintiff alleges breach of contract and seeks at least $500,000 in commissions allegedly related to sales of the CLAVE to various O.E.M. manufacturers. The Company believes the claim is without merit and intends to defend the action vigorously. The Company has asserted counter claims against the Plaintiff alleging breach of contract and misappropriation and conversion of trade secrets. Trial date has been scheduled for October 1997.

     In an action entitled Hinck Medical, Inc. v. ICU Medical, Inc., pending in
                           ----------------------------------------
the United States District Court for the District of Oregon, the plaintiff alleges that the Company breached a distribution agreement by imposing different payment terms on the plaintiff, Hinck Medical, Inc. ("Hinck") than were required of other distributors, and makes several other allegations. The Company has denied the allegations of the complaint and has asserted counterclaims against Hinck for breach of the distribution agreement and is seeking damages. The Company believes the claim against it is without merit and intends to defend the action vigorously.

Item 2.  Changes in Securities
------------------------------
Inapplicable

Item 3.  Default Upon Senior Securities
---------------------------------------
Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The following is a description of matters submitted to a vote or Registrant's stockholders at its Annual meeting of Stockholders held on May 13, 1997:

     A. Jack W. Brown and Richard H. Sherman, M.D. were elected as directors to hold office until the 2000 Annual Meeting. Votes cast for and withheld with respect to the two nominees were as follows:

                                    Votes For   Votes Withheld
                                    ---------   --------------
Jack W. Brown                       6,758,956       85,481
Richard H. Sherman, M.D.            6,756,352       88,085


The terms of the following directors continued after the Annual Meeting:

John J. Connors                       George A. Lopez, M.D.
Michael T. Kovalchik, III, M.D.


     B. A brief description of each other matter voted upon at the meeting and votes cast for, against, and abstentions and broker non-votes as to each such matter are as follows:

                                                                          Abstain and
                                                   For       Against    Broker non-votes
                                                ---------   ---------   ----------------
Proposal to approve the ICU Medical, Inc.       5,130,641   1,491,593         222,203
Directors' Stock Award Plan

Proposal to ratify the selection of Arthur      6,788,873      41,935          55,564
Andersen LLP as auditors for Registrant




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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                         Date:  August 11, 1997
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
 Chief Accounting Officer)