Form 10-Q
period 1998-03-31
ICU MEDICAL INC/DE
filed 1998-05-14
CIK 883984

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 1998

                                      OR

[_]         FOR THE TRANSITION PERIOD FROM:    _______ TO _________

                       COMMISSION FILE NO.:     0-19974

                               ICU MEDICAL, INC.
               (Exact name of Registrant as provided in charter)
               ------------------------------------------------

          Delaware                                        33-0022692
          --------                                        ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

            951 Calle Amanecer, San Clemente, California    92673
            ---------------------------------------------   -----
              (Address of Principal Executive Offices)    (Zip Code)

                                (949) 366-2183
                                --------------
               (Registrant's Telephone No. Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

             Yes  XXX                                         No
                  ---                                             ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

        Class                               Outstanding at April 30, 1998
        -----                               -----------------------------
        Common                                         7,914,624

                               ICU MEDICAL, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION                                Page Number
------------------------------                                -----------

Item 1.  Financial Statements
-----------------------------

Consolidated Balance Sheets, March 31, 1998 and
 December 31, 1997                                                  3

Consolidated Statements of Income for the three months
 ended March 31, 1998 and 1997                                      4

Consolidated Statements of Cash Flows for the three
 months ended March 31, 1998 and 1997                               5

Notes to Consolidated Financial Statements                          6

ITEM 2.
-------

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                7

ITEM 3.
-------

Quantitative and Qualitative Disclosures About Market
 Risk                                                        Not Applicable

PART II - OTHER INFORMATION                                        13
---------------------------

SIGNATURES                                                         14


                               ICU Medical, Inc.
                          Consolidated Balance Sheets
                     March 31, 1998 and December 31, 1997
              (All dollar amounts in thousands except share data)

                                                                                               3/31/98      12/31/97
                                                                                            --------------------------
                                                                                             (unaudited)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                  $     3,263   $   2,962
  Liquid investments                                                                              32,950      32,150
  Accounts receivable, net of allowance for doubtful accounts of $364
     and $324 as of March 31, 1998 and December 31, 1997, respectively.                            4,689       3,357
  Inventories                                                                                      1,988       1,763
  Prepaid expenses and other and other                                                               264         201
  Deferred income taxes                                                                              717         717
                                                                                            -------------------------
     Total current assets                                                                         43,871      41,150

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                                                          7,220       7,078
  Furniture and fixtures                                                                           1,579       1,522
  Molds                                                                                            2,975       2,873
  Land, building and building improvements                                                         5,429       5,001
  Construction in process                                                                          1,106         183
                                                                                            -------------------------
                                                                                                  18,309      16,657
  Less - Accumulated depreciation                                                                 (7,617)     (7,060)
                                                                                            -------------------------
                                                                                                  10,692       9,597

Other assets                                                                                         446         439

                                                                                            -------------------------
                                                                                             $    55,009   $  51,186
                                                                                            =========================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                           $     1,406   $   1,403
  Accrued liabilities                                                                              2,400       1,754
                                                                                            -------------------------
     Total current liabilities                                                                     3,806       3,157
Deferred income taxes                                                                                 82          82

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $1.00 par value,
       Authorized 500,000 shares, issued and outstanding - none                                     -           -
  Common stock, $0.10 par value, authorized, 20,000,000 shares;
       issued, 8,867,162 shares.                                                                     887         887
  Additional capital                                                                              39,790      39,455
  Treasury stock - 957,776 and 1,100,776 shares at
     March 31, 1998 and December 31, 1997, respectively.                                          (8,087)     (9,320)
  Retained earnings                                                                               18,531      16,925
                                                                                            -------------------------
    Total stockholders' equity                                                                    51,121      47,947

                                                                                            -------------------------
                                                                                             $    55,009   $  51,186
                                                                                            =========================

The accompanying notes are an integral part of these consolidated financial statements.

                               ICU Medical, Inc.
                       Consolidated Statements of Income
                          For the Three Months Ended
                       March 31, 1998 and March 31, 1997
            (All dollar amounts in thousands except per share data)
                                  (unaudited)



                                                                           For the Three Months Ended
                                                                                3/31/98              3/31/97
                                                                     ----------------------------------------

Net sales                                                                $       9,982    $            6,824

Cost of goods sold                                                               4,167                 2,913

                                                                     ----------------------------------------
Gross profit                                                                     5,815                 3,911

Selling, general and administrative expenses                                     3,171                 1,729

Research and development expenses                                                  298                   316

                                                                     ----------------------------------------
Income from operations                                                           2,346                 1,866

Investment income                                                                  334                   272

                                                                     ----------------------------------------
Income before income taxes                                                       2,680                 2,138

Provision for income taxes                                                       1,020                   800

                                                                     ----------------------------------------
Net income                                                           $           1,660    $            1,338
                                                                     ========================================

Net income per share:
     Basic                                                                       $0.21                 $0.16
     Diluted                                                                     $0.20                 $0.16
                                                                     ========================================

Weighted average number of shares:
     Basic                                                                   7,823,030             8,246,517
     Diluted                                                                 8,281,360             8,290,629
                                                                     ========================================

 The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                     Consolidated Statements of Cash Flows
                          For the Three Months Ended
                       March 31, 1998 and March 31, 1997
                       (All dollar amounts in thousands)
                                  (unaudited)

                                                                                   For the Three Months Ended
                                                                                      3/31/98       3/31/97
                                                                                      -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $ 1,660       $ 1,338
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     610           568
       Net change in current asset and current liabilities, and other                   (956)          (45)
                                                                                     -------       -------
          Net cash provided by operating activities                                    1,314         1,861
                                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and other                                       (1,727)         (131)
  Net change in liquid investments                                                      (800)         (441)
                                                                                     -------       -------
          Net cash used in investing activities                                       (2,527)         (572)
                                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised and related tax benefits                       1,514            58
  Purchase of treasury stock                                                            -           (1,273)
                                                                                     -------       -------
          Net cash provided by (used in) financing activities                          1,514        (1,215)

                                                                                     -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                301            74

Cash and cash equivalents,  beginning of the period                                    2,962         2,060

                                                                                     -------       -------
CASH AND CASH EQUIVALENTS, end of period                                             $ 3,263       $ 2,134
                                                                                     =======       =======

 The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                       (All dollar amounts in thousands)
                                  (unaudited)

NOTE 1: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of Management, necessary to a fair statement of the consolidated results for the interim periods presented, which adjustments consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the current presentation.

NOTE 2:  Inventories consisted of the following:

                                       3/31/98             12/31/97
                                      --------            ---------
             Raw material             $  1,159            $   1,060
             Work in process               484                  460
             Finished goods                345                  243
                                      --------            ---------
             Total                    $  1,988            $   1,763
                                      ========            =========

NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 458,330 and 44,112 for the three months ended March 31, 1998 and 1997, respectively.

NOTE 4: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of tax-exempt investment income offset by the effect of state income taxes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


General
-------

     The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

=====================================================================================================================
PRODUCT LINE                                       1994        1995        1996        1997        Q1-97       Q1-98
---------------------------------------------------------------------------------------------------------------------
CLAVE                                               45%         61%         68%         65%         65%         67%
---------------------------------------------------------------------------------------------------------------------
Click Lock and Piggy Lock                           41%         20%         12%          7%          9%          6%
---------------------------------------------------------------------------------------------------------------------
McGaw Protected Needle                               9%         13%          8%          5%          7%          5%
---------------------------------------------------------------------------------------------------------------------
Lopez Valve and other                                5%          4%          4%          4%          4%          4%
---------------------------------------------------------------------------------------------------------------------
RF100-RF150 ("Rhino")                                -           2%          3%          7%          5%          7%
---------------------------------------------------------------------------------------------------------------------
Budget Medical Products                              -           -           2%          6%          5%          6%
---------------------------------------------------------------------------------------------------------------------
McGaw SafeLine Revenue Sharing                       -           -           3%          6%          5%          5%
---------------------------------------------------------------------------------------------------------------------
Total                                              100%        100%        100%        100%        100%        100%
=====================================================================================================================

     The Company sells its products to independent distributors and through strategic supply and distribution agreements with B.Braun Medical, Inc. ("B.Braun/McGaw" or "McGaw") and Abbott Laboratories ("Abbott") (the "McGaw Agreement" and the "Abbott Agreement," respectively). Most independent distributors handle the full line of the Company's products. B.Braun/McGaw and Abbott both purchase CLAVE(R) products, principally bulk, non-sterile connectors. B.Braun/McGaw also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott. Through 1997, both agreements established minimum transfer prices which were lower than historical average selling prices, which the Company negotiated in anticipation of significant sales, and a revenue sharing formula under which the Company could receive more than the minimum transfer prices based on selling prices of products incorporating the Company's products. The McGaw Agreement provided for such revenue sharing based on McGaw's selling prices of CLAVE products and the Abbott Agreement provides for such revenue sharing based on Abbott's selling prices of both CLAVE products and Rhinos. Effective August 1, 1997, and January 1, 1998, respectively, the Abbott Agreement was amended to establish fixed selling prices for Rhinos and CLAVE Products and eliminate revenue sharing. The Company expects to establish fixed selling prices on CLAVE Products and eliminate revenue sharing under the McGaw Agreement effective January 1, 1998.

     On June 25, 1997, B.Braun Melsungen AG (B.Braun) acquired McGaw from IVAX Corporation. B.Braun's U.S. operation markets an I.V. connection system that competes with I.V. connection systems of the Company and others. The McGaw Agreement extends to July 2000. The Company and B.Braun/McGaw have signed a letter of intent to modify the McGaw Agreement to extend it to 2002 and modify product pricing. Average monthly sales to B.Braun/McGaw in the second half of 1997 were somewhat lower than the first half of 1997, although significantly above those for comparable periods of the prior year. Sales to B.Braun/McGaw in the first quarter of 1998 were significantly above those of both the first quarter of 1997 and the fourth quarter of 1997. There is no assurance as to future sales patterns with B.Braun/McGaw, and, while the Company expects to conclude a definitive agreement with B.Braun/McGaw, there is no assurance that it will. If it does not, the current agreement will remain in effect. Prices included in the first quarter 1998 results of operations are those in the letter of intent, which are somewhat lower than those in the current agreement.

     Management believes that as the healthcare provider market continues to consolidate, the Company's success in marketing and distributing CLAVE products will depend, in part, on the Company's ability, either independently or through strategic supply and distribution arrangements, to secure long-term CLAVE contracts with major buying organizations. Further, the Company's marketing and distribution strategy may result in a significant share of the Company's revenues being concentrated among a small number of customers. The loss of a strategic supply and distribution agreement with a customer or the loss of a large contract by such a customer, could have a material adverse effect on operating results.

     Management believes the success of CLAVE has, and will continue to motivate others to develop one piece needleless connectors which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of a number of such products. In response to competitive pressure the Company has been reducing prices to its independent distribution, as well as to original equipment manufacturers, to protect and expand its market. The price reductions to date have more than been offset by increased volume, although this has not occurred to date for independent distributors in the aggregate. There is no assurance that such increased volume will be achieved by the independent distributors, and there is no assurance that the Company's current or future products will be able to successfully compete with products developed by others.

Quarter Ended March 31, 1998 Compared to the Same Quarter Last Year
-------------------------------------------------------------------

     Net sales increased $3,158,000, or approximately 46%, to $9,982,000 in the first quarter of 1998 compared to $6,824,000 during the same period last year. The increase was primarily attributable to a 53% increase in sales of CLAVE products. All other product categories, except protected needles, also had increased net sales.

     Net sales to McGaw, including revenue sharing, amounted to $3,322,000 in the first quarter of 1998, as compared with $2,788,000 in the first quarter of 1997. CLAVE net sales increased $307,000 and estimated revenue sharing payments due on B.Braun/McGaw sales of its SafeLine products increased $157,000. Sales of McGaw Protected Needle were up slightly from last year. Based on B.Braun/McGaw's forecasts, Management expects increases in unit shipments of CLAVE Products to B.Braun/McGaw to continue during the remainder of 1998, although there is no assurance that B.Braun/McGaw's forecasts will be realized. Management expects that SafeLine revenue sharing payments will continue, although it is unable to accurately forecast such amounts.

     Net sales to Abbott in the first quarter of 1998 were $2,705,000, as compared with net sales of $622,000 in the first quarter of 1997. Commencing in the second quarter of 1997, there has been a substantial increase in marketing of CLAVE products to Abbott and to Abbott customers, and

Management expects continued increases in sales volume with Abbott throughout 1998, although there is no assurance that such increases will be realized.

     Total net sales of CLAVE Products increased from $4,412,000 in the first quarter of 1997 to $6,737,000 in the first quarter of 1998, or 53%. The increase in unit shipments was approximately 101%, substantially all of which was accounted for by Abbott and B.Braun/McGaw. Unit shipments to independent distributors were virtually unchanged. Average net selling prices decreased in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to Abbott and B.Braun/McGaw.

     Management expects unit shipments of CLAVE Products to independent distributors in 1998 to be at or somewhat below those for 1997. Net sales are expected to decrease as average selling prices continue to decline.

     Net sales of Click Lock and Piggy Lock decreased approximately 2% in the first quarter of 1998 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

     Net sales of Lopez Valve increased 56% in the first quarter compared to the same period last year due to an increase in unit shipments. Management expects that net sales of the Lopez Valve will continue to increase for the rest of 1998, although at a lower rate than the increase in the first quarter.

     Net sales of Budget Medical Products increased to $562,000 in the first quarter of 1998, as compared with $355,000 in the first quarter of 1997, principally because of increased unit shipments of custom I.V. sets incorporating the CLAVE. The Company is currently taking steps aimed at expanding BMP by increasing systems capabilities, improving manufacturing efficiency, reducing labor cost and enhancing distribution. As part of these steps, the Company will transfer BMP's manufacturing to a low-labor-cost area in Mexico, and is evaluating a significant broadening of its market. There can be no assurance that these steps will achieve the desired results. However, even if they are successful, Management expects that gross profit margins in BMP will continue to be lower than the average historical gross profit margins recorded by the Company because production of its products is relatively labor intensive.

     Total sales to foreign distributors were $432,000 in the first quarter of 1998, as compared with $239,000 in the first quarter of 1997. The increase was due to higher unit shipments. Management expects that the Company's sales to foreign distributors will increase over the balance of the year. In April 1998, BOC OHMEDA AB ("Ohmeda"), the Company's principal distributor in Europe sold its European distribution operations to a competitor of the Company and the distribution agreement with Ohmeda is expected to terminate in August 1998. The Company is currently seeking to arrange alternative distribution in areas serviced by Ohmeda and is currently evaluating the potential impact of the change in distribution in Europe. There is no assurance that satisfactory alternative distribution arrangements will be made or whether the termination of the distribution agreement with Ohmeda will have an adverse effect on the Company's sales in Europe.

    In November 1997, the Company commenced marketing the CLC 2000, a one piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Net sales to date have not been significant, as the Company experienced delays in production validation. That process is complete, and shipments commenced in the second quarter.

    Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. The table below illustrates the effect this phenomenon has on the Company's net sales:

=======================================================================================================
NET SALES (000'S)                     Q1             Q2             Q3             Q4           Total
-------------------------------------------------------------------------------------------------------
1993                                 $2,914         $2,335         $2,495         $3,637        $11,381
-------------------------------------------------------------------------------------------------------
1994                                 $4,180         $3,842         $3,484         $5,036        $16,542
-------------------------------------------------------------------------------------------------------
1995                                 $5,427         $5,966         $4,617         $5,272        $21,282
-------------------------------------------------------------------------------------------------------
1996                                 $6,008         $6,147         $5,972         $6,472        $24,599
-------------------------------------------------------------------------------------------------------
1997                                 $6,824         $7,190         $7,700         $8,690        $30,404
-------------------------------------------------------------------------------------------------------
1998                                 $9,982
=======================================================================================================

    The second and third quarters have tended to be weaker than the first and fourth, although the rate of growth in net sales has caused exceptions to that tendency in recent years. In the second quarter of 1995, McGaw was building significant inventory of CLAVE. In the second quarter of 1996, McGaw commenced payment of SafeLine Revenue Sharing. In the second quarter of 1997, sales increases occurred in most of the Company's product lines; and the third quarter of 1997, sales increases occurred principally because of increased net sales of CLAVE products to Abbott and independent distributors, offset by lower net sales of CLAVE products to B.Braun/McGaw.

    Gross margin was 58% during the first quarter of 1998 compared to 57% during the same period last year. Although average selling prices have continued to decrease, increases in production volume resulted in greater absorption of overhead and a decrease in unit manufacturing costs. Management believes that the gross margin percentage will stay at or slightly lower than that achieved in the first quarter of 1998 as average unit sales prices decrease.

    Selling, general and administrative expenses ("SG&A"), excluding research and development expenses, increased $1,442,000 to $3,171,000, an increase as a percentage of net sales to 32% during the first quarter of 1998 compared to 25% during the same period last year. The principal components of the increase were the cost of patent litigation in which the Company is the plaintiff, other litigation, investment in the BMP custom I.V. set business, and increased sales and marketing expenses related to introduction of new products and expansion of the business.

    The cost of patent litigation in which the Company is the plaintiff increased from $67,000, or 1% of net sales, in the first quarter of 1997 to $425,000, or 4% of net sales, in the first quarter of 1998. Those costs in the second quarter of 1998 are expected to be at or above the levels incurred in the first quarter of 1998 as the matter is scheduled for trial June 1, 1998. The cost of other litigation for the balance of 1998 is expected to be at or below levels incurred the first quarter of 1998, when the action entitled Allen Petty, dba Carmel Development International v. ICU Medical, Inc. was tried. See Part II, Item 1. Legal Proceedings.

    The amount of costs related to litigation will depend on the progress of the legal proceedings, and no assurances can be given in this regard. There can be no assurance that the costs will not vary materially from Management's estimates. Costs related to BMP custom I.V. set business and sales and marketing are expected to continue through the balance of the year at approximately the same level as in the first quarter of 1998.

    Research and development expenses ("R&D") were at approximately the same amount in the first quarters of 1997 and 1998, and decreased as a percentage of net sales from 5% to 3%. Management expects R&D expenses to increase later in the year for clinical evaluations of the new CLC 2000. However, no assurance can be given that such costs will not differ materially from those estimates or that the R&D will be completed as expected.

    Investment income increased in the first quarter of 1998 from the first quarter of 1997 because of increased amounts available for investment.

    Income from operations increased 26%, as the increase in operating expenses partially offset the 49% increase in gross profit.

    Net income increased 24% to $1,660,000 in the first quarter of 1998 as compared with $1,338,000 in the comparable period last year. Net income per share - diluted increased $0.04 or 25%, in the first quarter of 1998 over the first quarter of 1997.

Liquidity and Capital Resources
-------------------------------

    During the three months ended March 31, 1998, the Company's cash and cash equivalents and investment securities position increased $1,101,000 to $36,213,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost additions to working capital and property and equipment.

    Management expects that sales of the Company's products will continue to grow in 1998. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, the Company's working capital requirements may increase in the foreseeable future.

    Management expects to increase capital expenditures significantly in 1998 from levels in the past three years to meet increased sales volumes and automate production of new products, and to acquire and build a facility for BMP in a low-labor-cost area of Mexico.

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

Forward Looking Statements
--------------------------

     In this Management's Discussion and Analysis, Management has made numerous statements about perceived trends and its expectations and beliefs about various matters, which reflect the best information currently available to Management and assumptions which Management believes to be reasonable. They include without limitation statements about: sales and unit volumes of product generally and of individual product categories; sales and unit volumes of sales to B.Braun/McGaw and Abbott and revenue sharing from B.Braun/McGaw; the relationship with and future contractual arrangements with B.Braun/McGaw; the pattern of sales to B.Braun/McGaw; contracts with buying organizations; concentration of revenues among a small number of customers; the development by others of competing products; reduction in average selling prices and the possibility of increased unit volumes offsetting such decline; decreases in sales of Click Lock and Piggy Lock; SafeLine revenue sharing; sales and unit volumes of sales to independent distributors; Lopez Valve sales; BMP systems capabilities, manufacturing efficiency, labor costs, distribution, transfer of manufacturing, broadening of market, costs of increasing systems capabilities and future gross profit margins; foreign sales; status of agreements with BOC OHMEDA AB; unit production costs, production volumes and their effect on gross margin; SG&A costs; sales, marketing and promotional costs; new product introduction; costs related to the custom I.V. set business; patent litigation and other litigation costs, R&D costs and clinical evaluation costs; capital expenditures; repurchases of the Company's common stock; and, working capital requirements. These statements and similar statements are forward looking statements that involve a number of risks and uncertainties, including the possible failure of the factors described in such statements to materialize, the materialization of other factors and the caveats which accompany the statements. The Company further cautions that, in addition to the factors described in such statements, actual future results of operations are subject to other important factors, including among others the following: general economic and business conditions; the effect of price and safety considerations on the healthcare industry, such as product innovation, new technologies, marketing and distribution strength and price erosion; unanticipated market shifts and trends; the impact of legislation effecting government reimbursement of healthcare costs; any changes in corporate strategies and practices of B.Braun/McGaw, Abbott and the Company's independent distributors that might effect the resources and efforts that they devote to marketing the Company's products; the possible impact of the acquisition of the Company's customers; production problems; changes in product mix; changes in marketing strategy; the availability of patent protection and the cost of enforcing and of defending patent claims; and other risks described from time to time in the Company's registration statements and reports filed with the Securities and Exchange Commission, including those described under "Risk Factors" in the Company's Current Report on Form 8-K dated November 14, 1996. Results of operations actually achieved in the future may thus differ materially from Management's current expectations. The Company disclaims any obligation to update the statements or to announce publicly the result of any revision to any of the statements contained herein to reflect future events or developments.

                                    PART II


                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     In an action entitled ICU Medical, Inc. v. Tri-State Hospital Supply
                           ----------------------------------------------
Corporation, pending in the United States District Court for the Northern
-----------
District of California, the Company alleges infringement of two of the Company's patents by defendant's protected needle connector and Y-style extension sets. The Company is seeking a permanent injunction, and monetary damages in an amount to be determined. On February 27, 1998 and March 26, 1998, the Court issued rulings on a number of motions filed by the parties that were generally favorable to the Company. Trial date is presently set for June 1, 1998.

     On April 7, 1998, in an action entitled Allen Petty, dba Carmel Development
                                             -----------------------------------
International v. ICU Medical, Inc., an Orange County, California, Superior Court
----------------------------------
jury rendered a verdict in favor of the Plaintiff and against the Company in the sum of $795,448 in an action brought by the Plaintiff for commissions allegedly owed him. The Company believes the verdict is against the facts in the case and is contrary to well established law, and intends to seek to have the verdict overturned. Management, after consultation with counsel, believes it will ultimately prevail on this matter, and accordingly has not accrued the verdict as a charge to earnings.

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

ITEM 2.  CHANGES IN SECURITIES
------------------------------
Inapplicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------
Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                     Date:  May 13, 1998
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
  Chief Accounting Officer)