Form 10-Q
period 1998-06-30
ICU MEDICAL INC/DE
filed 1998-07-28
CIK 883984

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED:   JUNE 30, 1998

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM: _______ TO _________

                           COMMISSION FILE NO.:     0-19974

                               ICU MEDICAL, INC.
               (Exact name of Registrant as provided in charter)
               ------------------------------------------------

          Delaware                                          33-0022692
 ------------------------------                          -----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


 951 Calle Amanecer, San Clemente, California                 92673
 --------------------------------------------                --------
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

                 Yes   X                              No
                      ---                                ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

                Class                         Outstanding at July 24, 1998
                -----                         ----------------------------
                Common                                  8,074,415

                               ICU MEDICAL, INC.

                                     INDEX






PART I - FINANCIAL INFORMATION                                                       PAGE NUMBER
------------------------------                                                       -----------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
Consolidated Balance Sheets, June 30, 1998 and December
31, 1997                                                                                    3

Consolidated Statements of Income for the three months
ended June 30, 1998 and 1997                                                                4

Consolidated Statements of Income for the six months
ended June 30, 1998 and 1997                                                                5

Consolidated Statements of Cash Flows for the six
months ended June 30, 1998 and 1997                                                         6


Notes to Consolidated Financial Statements                                                  7

ITEM 2.
------
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                         8


ITEM 3.
------
Quantitative and Qualitative Disclosures About Market                                Not Applicable
Risk

PART II - OTHER INFORMATION                                                                 14
--------------------------

SIGNATURES                                                                                  16

                               ICU MEDICAL, INC.
                          Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997
              (All dollar amounts in thousands except share data)

                                                           6/30/98    12/31/97
                                                         ----------------------
                                                         (unaudited)
                          ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                  $ 3,610    $ 2,962
 Liquid investments                                          34,950     32,150
 Accounts receivable, net of allowance for doubtful
  accounts of $357 and $324 as of June 30, 1998 and
  December 31, 1997, respectively                             4,822      3,357
 Inventories                                                  2,223      1,763
 Prepaid expenses and other                                     371        201
 Deferred income taxes                                          717        717
                                                         ----------------------
  Total current assets                                       46,693     41,150

PROPERTY AND EQUIPMENT, at cost
 Machinery and equipment                                      7,654      7,078
 Furniture and fixtures                                       1,632      1,522
 Molds                                                        3,272      2,873
 Land, building and building improvements                     5,459      5,001
 Construction in process                                      1,767        183
                                                         ----------------------
                                                             19,784     16,657
 Less - Accumulated depreciation                             (8,192)    (7,060)
                                                         ----------------------
                                                             11,592      9,597

Other assets                                                    444        439
                                                         ======================
                                                            $58,729    $51,186
                                                         ======================
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                           $ 1,522    $ 1,403
 Accrued liabilities                                          2,547      1,754
                                                         ----------------------
  Total current liabilities                                   4,069      3,157
Deferred income taxes                                            82         82

STOCKHOLDERS' EQUITY
 Convertible preferred stock, $1.00 par value,
   Authorized 500,000 shares, issued and
   outstanding - none                                             -          -
 Common stock, $0.10 par value, authorized,
  20,000,000 shares; issued, 8,867,162 shares                   887        887
 Additional capital                                          40,192     39,455
 Treasury stock - 794,747 and 1,100,776 shares at
   June 30, 1998 and December 31, 1997, respectively         (6,860)    (9,320)
 Retained earnings                                           20,359     16,925
                                                         ======================
   Total stockholders' equity                                54,578     47,947
                                                         ----------------------
                                                            $58,729    $51,186
                                                         ======================

The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                       Consolidated Statements of Income
                          For the Three Months Ended
                        June 30, 1998 and June 30, 1997
            (All dollar amounts in thousands except per share data)
                                  (unaudited)


                                                                    For the Three Months Ended
                                                                      6/30/98           6/30/97
                                                                   ----------------------------

Net sales                                                          $   10,430        $    7,190

Cost of goods sold                                                      4,368             3,057
                                                                   ----------------------------
Gross profit                                                            6,062             4,133

Selling, general and administrative expenses                            3,357             2,121

Research and development expenses                                         253               335
                                                                   ----------------------------
Income from operations                                                  2,452             1,677

Investment income                                                         337               336
                                                                   ----------------------------
Income before income taxes                                              2,789             2,013

Provision for income taxes                                              1,070               760
                                                                   ----------------------------

Net income                                                         $    1,719             1,253
                                                                   ============================

Net income per share:
   Basic                                                           $     0.21        $     0.16
   Diluted                                                         $     0.20        $     0.16
                                                                   ============================

Weighted average number of shares:
   Basic                                                            8,078,362         7,965,446
   Diluted                                                          8,469,353         7,972,629
                                                                   ============================

 The accompanying notes are an integral part of these consolidated financial statements.

                               ICU Medical, Inc.
                       Consolidated Statements of Income
                           For the Six Months Ended
                        June 30, 1998 and June 30, 1997
            (All dollar amounts in thousands except per share data)
                                  (unaudited)


                                                                     For the Six Months Ended
                                                                      6/30/98           6/30/97
                                                                   ----------------------------

Net sales                                                          $   20,412        $   14,014

Cost of goods sold                                                      8,535             5,970
                                                                   ----------------------------

Gross profit                                                           11,877             8,044

Selling, general and administrative expenses                            6,528             3,850

Research and development expenses                                         551               651
                                                                   ----------------------------

Income from operations                                                  4,798             3,543

Investment income                                                         671               608
                                                                   ----------------------------

Income before income taxes                                              5,469             4,151

Provision from income taxes                                             2,090             1,560
                                                                   ----------------------------

Net income                                                         $    3,379        $    2,591
                                                                   ============================

Net income per share:
   Basic                                                           $     0.42        $     0.32
   Diluted                                                         $     0.40        $     0.32
                                                                   ============================

Weighted average number of shares:
   Basic                                                            7,950,696         8,105,982
   Diluted                                                          8,375,356         8,131,629
                                                                   ============================

 The accompanying notes are an integral part of these consolidated financial statements.

                               ICU Medical, Inc.
                     Consolidated Statements of Cash Flows
                           For the Six Months Ended
                        June 30, 1998 and June 30, 1997
                       (All dollar amounts in thousands)
                                  (unaudited)


                                                                                For the Six Months Ended
                                                                                  6/30/98       6/30/97
                                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $ 3,379     $ 2,591
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                    1,206       1,126
   Net change in current asset and current liabilities, and other                  (1,152)        639
                                                                               --------------------------
    Net cash provided by operating activities                                       3,433       4,356
                                                                               --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment and other                                     (3,237)       (378)
 Net change in liquid investments                                                  (2,800)          -
                                                                               --------------------------
    Net cash used in investing activities                                          (6,037)       (378)
                                                                               --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock options exercised and related tax benefits                     3,252          58
 Purchase of treasury stock                                                             -      (4,152)
                                                                               --------------------------
    Net cash provided by (used in) financing activities                             3,252      (4,094)
                                                                               --------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  648        (116)

Cash and cash equivalents, beginning of the period                                  2,962       2,060
                                                                               --------------------------
CASH AND CASH EQUIVALENTS, end of period                                          $ 3,610     $ 1,944
                                                                               ==========================

  The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                       (All dollar amounts in thousands)
                                  (unaudited)

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

NOTE 2:   Inventories consisted of the following:

                                                  6/30/98                     12/31/97
                                                 --------                    ---------
Raw material                                     $  1,379                    $   1,060
Work in process                                       502                          460
Finished goods                                        342                          243
                                                 --------                    ---------
Total                                            $  2,223                    $   1,763
                                                 ========                    =========



NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 390,990 and 7,183 for the three months ended June 30, 1998 and 1997, respectively, and 424,660 and 25,647 for the six months ended June 30, 1998 and 1997, respectively.


NOTE 4: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of tax-exempt investment income offset by the effect of state income taxes.

NOTE 5: In the second quarter of 1998, the Company settled its patent litigation against Tri-State Hospital Supply Corporation. The Company also accrued a provision for a judgement against it in a suit for commissions allegedly owed by the Company. See Part II, Item 1. Legal Proceedings.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


General
-------

    The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:


=========================================================================================================
PRODUCT LINE                           1994    1995    1996    1997    Q2-97    Q2-98     YTD      YTD
                                                                                         Q2-97    Q2-98
CLAVE(R)                                 45%     61%     68%     65%      65%      73%      65%      71%
---------------------------------------------------------------------------------------------------------
Click Lock and Piggy Lock                41%     20%     12%      7%       7%       3%       8%       4%
---------------------------------------------------------------------------------------------------------
McGaw Protected Needle                    9%     13%      8%      5%       7%       6%       7%       5%
---------------------------------------------------------------------------------------------------------
Lopez Valve and other                     5%      4%      4%      4%       4%       2%       4%       4%
---------------------------------------------------------------------------------------------------------
RF100-RF150 ("Rhino")                     -       2%      3%      7%       6%       4%       5%       5%
---------------------------------------------------------------------------------------------------------
Budget Medical Products ("BMP")           -       -       2%      6%       5%       7%       5%       6%
---------------------------------------------------------------------------------------------------------
McGaw SafeLine Revenue Sharing            -       -       3%      6%       6%       5%       6%       5%
---------------------------------------------------------------------------------------------------------
Total                                   100%    100%    100%    100%     100%     100%     100%     100%
=========================================================================================================

    The Company sells its products to independent distributors and through strategic supply and distribution agreements with B.Braun Medical, Inc. ("B.Braun/McGaw" or "McGaw") and Abbott Laboratories ("Abbott") (the "B.Braun/McGaw Agreement" and the "Abbott Agreement," respectively). Most independent distributors handle the full line of the Company's products. B.Braun/McGaw and Abbott both purchase CLAVE products, principally bulk, non-sterile connectors. B.Braun/McGaw also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott. Through 1997, both agreements established minimum transfer prices which were lower than historical average selling prices, which the Company negotiated in anticipation of significant sales, and a revenue sharing formula under which the Company could receive more than the minimum transfer prices based on selling prices of products incorporating the Company's products. The B.Braun/McGaw Agreement provided for such revenue sharing based on B.Braun/McGaw's selling prices of CLAVE products and the Abbott Agreement provides for such revenue sharing based on Abbott's selling prices of both CLAVE products and Rhinos. Effective August 1, 1997, the Abbott Agreement was amended to establish fixed selling prices for Rhinos and eliminate revenue sharing, and effective January 1, 1998, both the Abbott and B.Braun/McGaw Agreements were amended to establish fixed selling prices on CLAVE Products and eliminate revenue sharing.

    On June 25, 1997, B.Braun Melsungen AG (B.Braun) acquired McGaw from IVAX Corporation. On June 10, 1998, the Company and B.Braun/McGaw signed a definitive Manufacture and Supply Agreement following a letter of intent that had been signed in January. The Agreement extends the prior agreement for CLAVE products from June 2000 to December 2002, has extension provisions beyond then, and generally reduces prices.

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

    Management believes the success of the CLAVE has, and will continue to motivate others to develop one piece needleless connectors, which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of a number of such products. In response to competitive pressure the Company has been reducing prices to its independent distribution, as well as to original equipment manufacturers, to protect and expand its market. The price reductions to date have more than been offset by increased volume, although this has not occurred to date for independent distributors in the aggregate. There is no assurance that such increased volume will be achieved by the independent distributors, and there is no assurance that the Company's current or future products will be able to successfully compete with products developed by others.

Quarter Ended June 30, 1998 Compared to the Same Quarter Last Year
------------------------------------------------------------------

    Net sales increased $3,240,000, or approximately 45%, to $10,430,000 in the second quarter compared to $7,190,000 during the same period last year. The increase was primarily attributable to a 63% increase in sales of CLAVE products.

    Net sales to McGaw, including revenue sharing, amounted to $4,617,000 in the second quarter of 1998, as compared with $3,146,000 in the second quarter of 1997. CLAVE net sales increased $1,255,000 and estimated revenue sharing payments due on B.Braun/McGaw sales of its SafeLine products increased $112,000. Sales of McGaw Protected Needle were up slightly from last year. Management expects increases in unit shipments of CLAVE Products to B.Braun/McGaw to continue during the remainder of 1998, although there is no assurance that those expectations will be realized. Management expects that SafeLine revenue sharing payments will continue, although it is unable to accurately forecast such amounts.

    Net sales to Abbott in the second quarter of 1998 were $2,535,000, as compared with net sales of $756,000 in the second quarter of 1997. Commencing in the second quarter of 1997, there has been a substantial increase in marketing of CLAVE products to Abbott and to Abbott customers, and Management expects continued increases in sales volume with Abbott throughout 1998, although there is no assurance that such increases will be realized.

    Total net sales of CLAVE Products increased from $4,683,000 in the second quarter of 1997 to $7,627,000 in the second quarter of 1998, or 63%. The increase in unit shipments was approximately 94%, substantially all of which was accounted for by Abbott and B.Braun/McGaw. Unit shipments to independent distributors were virtually unchanged. Average net selling prices decreased in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to Abbott and B.Braun/McGaw.

  Management expects unit shipments of CLAVE Products to independent distributors in 1998 to be at or somewhat below those for 1997. Net sales to independent distributors are expected to decrease as average selling prices continue to decline.

  Net sales of Click Lock and Piggy Lock decreased approximately 38% in the second quarter of 1998 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

  Net sales of the Lopez Valve decreased 22% in the second quarter compared to the same period last year due to a decrease in unit shipments. This partially offset a 56% increase in the first quarter of 1998. The net increase year-to-date is 13%. Management expects that net sales of the Lopez Valve will continue to increase for the rest of 1998.

  Net sales of Budget Medical Products increased to $681,000 in the second quarter of 1998, as compared with $341,000 in the second quarter of 1997, principally because of increased unit shipments of custom I.V. sets incorporating the CLAVE. The Company is currently taking steps aimed at expanding BMP by increasing systems capabilities, improving manufacturing efficiency, reducing labor cost and enhancing distribution. As part of these steps, the Company will transfer BMP's manufacturing to a low-labor-cost area in Mexico, and is evaluating a significant broadening of its market. The Company started construction of a manufacturing facility for BMP's labor intensive operations in the third quarter of 1998. There can be no assurance that these steps will achieve the desired results. However, even if they are successful, Management expects that gross profit margins in BMP will continue to be lower than the average historical gross profit margins recorded by the Company because production of its products is relatively labor intensive.

  Total sales to foreign distributors were $332,000 in the second quarter of 1998, as compared with $142,000 in the second quarter of 1997. The increase was due to higher unit shipments. Management expects that the Company's sales to foreign distributors will increase over the balance of the year. In April 1998, BOC OHMEDA AB ("Ohmeda"), the Company's principal distributor in Europe sold its European distribution operations to a competitor of the Company and the Company and Ohmeda have agreed to terminate substantially all distribution by Ohmeda in August 1998. The Company is currently arranging alternative distribution in Europe. There is no assurance that satisfactory alternative distribution arrangements will be made or whether the termination of the distribution agreement with Ohmeda will have an adverse effect on the Company's sales in Europe.

  In November 1997, the Company commenced marketing the CLC 2000, a one piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Net sales to date have not been significant, as the Company experienced delays in production validation. That process is complete, and shipments commenced late in the second quarter.

  Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. The table below illustrates the effect this phenomenon has on the Company's net sales:

NET SALES (000'S)                   Q1             Q2             Q3             Q4           Total
========================================================================================================
1993                                 $2,914        $ 2,335         $2,495         $3,637        $11,381
--------------------------------------------------------------------------------------------------------
1994                                 $4,180        $ 3,842         $3,484         $5,036        $16,542
--------------------------------------------------------------------------------------------------------
1995                                 $5,427        $ 5,966         $4,617         $5,272        $21,282
--------------------------------------------------------------------------------------------------------
1996                                 $6,008        $ 6,147         $5,972         $6,472        $24,599
--------------------------------------------------------------------------------------------------------
1997                                 $6,824        $ 7,190         $7,700         $8,690        $30,404
--------------------------------------------------------------------------------------------------------
1998                                 $9,982        $10,430
========================================================================================================

  The second and third quarters have tended to be weaker than the first and fourth, although the rate of growth in net sales has caused exceptions to that tendency in recent years. In the second quarter of 1995, McGaw was building significant inventory of CLAVE products. In the second quarter of 1996, McGaw commenced payment of SafeLine Revenue Sharing. In the second quarter of 1997, sales increases occurred in most of the Company's product lines; and the third quarter of 1997, sales increases occurred principally because of increased net sales of CLAVE products to Abbott and independent distributors, offset by lower net sales of CLAVE products to B.Braun/McGaw. In the second quarter of 1998, net sales increased over the first quarter of 1998 principally because of increased net sales of CLAVE products to B.Braun/McGaw.

  Gross margin was 58% during the second quarter of 1998 compared to 57% during the same period last year. Although average selling prices have continued to decrease, increases in production volume resulted in greater absorption of overhead and a decrease in unit manufacturing costs. Management believes that the gross margin percentage for the remainder of 1998 will stay at or slightly lower than that achieved in the second quarter of 1998 as average unit sales prices decrease.

  Selling, general and administrative expenses ("SG&A"), excluding research and development expenses, increased $1,236,000 to $3,357,000, an increase as a percentage of net sales to 32% during the second quarter of 1998 compared to 29% during the same period last year. The principal components of the increase were the cost of patent litigation in which the Company was the plaintiff, other litigation, and increased sales and marketing expenses related to the introduction of new products and expansion of the business.

  The cost of patent litigation in which the Company was the plaintiff increased from 1% of net sales in the second quarter of 1997 to 5% of net sales in the second quarter of 1998. That litigation was settled in the second quarter of 1998, and there are no remaining costs related to it. The cost of other litigation for the balance of 1998 is expected to be at or below levels incurred during the first half of 1998, when the action entitled Allen Petty, dba Carmel Development International v. ICU Medical, Inc. was tried. See Part II, Item 1. Legal Proceedings.

  Research and development expenses ("R&D") were lower in the second quarter of 1998 than in the same quarter of 1997, and decreased as a percentage of net sales from 5% to 2%. The level of R&D activity is down from last year as two major products are near completion, and resources are being devoted to sustaining engineering. Management expects R&D expenses to increase later in the year for clinical evaluations of the new CLC 2000. However, no assurance can be given that such costs will not differ materially from those estimates or that the R&D will be completed as expected.

  Income from operations increased 46%, because of the increase in net sales.

  Net income increased 37% to $1,719,000 in the second quarter of 1998 as compared with $1,253,000 in the comparable period last year. Net income per share - diluted increased $0.04 or 25%, in the second quarter of 1998 over the second quarter of 1997.


Six Months Ended June 30, 1998 Compared to the Same Six Months Last Year
------------------------------------------------------------------------

     Net sales increased $6,398,000, or approximately 46%, to $20,412,000 in the first six months of 1998 compared to $14,014,000 during the same period last year. The increase was primarily attributable to a 58% increase in sales of CLAVE products. All other product categories, except protected needles, also had increased net sales.

  Gross margin was 58% during the first six months of 1998 compared to 57% during the same period last year. Although average selling prices have continued to decrease, increases in production volume resulted in greater absorption of overhead and a decrease in unit manufacturing costs.

  Selling, general and administrative expenses ("SG&A"), excluding research and development expenses, increased $2,678,000 to $6,528,000, an increase as a percentage of net sales to 32% during the first half of 1998 compared to 27% during the first half of 1997. The principal components of the increase were the cost of patent litigation in which the Company was the plaintiff, other litigation, investment in the BMP custom I.V. set business, and increased sales and marketing expenses related to introduction of new products and expansion of the business.

  The amount of costs related to litigation will depend on the amount and type of litigation and the progress of the legal proceedings, and no assurances can be given in this regard. There can be no assurance that the costs will not vary materially from Management's estimates. Costs related to BMP custom I.V. set business and sales and marketing are expected to continue through the balance of the year at approximately the same level as in the first half of 1998.

Liquidity and Capital Resources
-------------------------------

  During the six months ended June 30, 1998, the Company's cash and cash equivalents and investment securities position increased $3,448,000 to $38,560,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment and increases in accounts receivable and inventories.

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

Forward Looking Statements
--------------------------

  In this Management's Discussion and Analysis, Management has made numerous statements about perceived trends and its expectations and beliefs about various matters, which reflect the best information currently available to Management and assumptions which Management believes to be reasonable. They include without limitation statements about: sales and unit volumes of product generally and of individual product categories; sales and unit volumes of sales to B.Braun/McGaw and Abbott and revenue sharing from B.Braun/McGaw; contracts with buying organizations; concentration of revenues among a small number of customers; the development by others of competing products; reduction in average selling prices and the possibility of increased unit volumes offsetting such decline; SafeLine revenue sharing; sales and unit volumes of sales to independent distributors; decreases in sales of Click Lock and Piggy Lock; the market shift to needleless technology; Lopez Valve sales; BMP systems capabilities, manufacturing efficiency, labor costs, distribution, transfer of manufacturing, broadening of market, costs of increasing systems capabilities and future gross profit margins; foreign sales; European distribution; unit production costs, production volumes and their effect on gross margin; SG&A costs; sales, marketing and promotional costs; new product introduction; costs related to the custom I.V. set business; litigation costs, R&D costs and clinical evaluation costs; capital expenditures; repurchases of the Company's common stock; and, working capital requirements. These statements and similar statements are forward looking statements that involve a number of risks and uncertainties, including the possible failure of the factors described in such statements to materialize, the materialization of other factors and the caveats which accompany the statements. The Company further cautions that, in addition to the factors described in such statements, actual future results of operations are subject to other important factors, including among others the following: general economic and business conditions; the effect of price and safety considerations on the healthcare industry, such as product innovation, new technologies, marketing and distribution strength and price erosion; unanticipated market shifts and trends; the impact of legislation effecting government reimbursement of healthcare costs; any changes in corporate strategies and practices of B.Braun/McGaw, Abbott and the Company's independent distributors that might effect the resources and efforts that they devote to marketing the Company's products; the possible impact of the acquisition of the Company's customers; production problems; changes in product mix; changes in marketing strategy; the availability of patent protection and the cost of enforcing and of defending patent claims; and other risks described from time to time in the Company's registration statements and reports filed with the Securities and Exchange Commission, including those described under "Risk Factors" in the Company's Current Report on Form 8-K dated November 14, 1996. Results of operations actually achieved in the future may thus differ materially from Management's current expectations. The Company disclaims any obligation to update the statements or to announce publicly the result of any revision to any of the statements contained herein to reflect future events or developments.


                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

  In an action entitled ICU Medical, Inc. v. Tri-State Hospital Supply
                        ----------------------------------------------
Corporation, brought in the United States District Court for the Northern
-----------
District of California, the Company alleged infringement of two of the Company's patents by defendant's protected needle connector and Y-style extension sets. The parties agreed to settle this matter in June 1998. Under the settlement agreement, Tri-State Hospital Supply Corporation ("Tri-State") stipulates that the patents are valid, enforceable and have been infringed by virtue of Tri-State's manufacture and sale of certain products. The parties agreed to treat the other terms of the settlement as confidential.

  On April 7, 1998, in an action entitled Allen Petty, dba Carmel Development
                                          -----------------------------------
International v. ICU Medical, Inc., an Orange County, California, Superior Court
----------------------------------
jury rendered a verdict in favor of the Plaintiff and against the Company in the sum of $795,448 in an action brought by the Plaintiff for commissions allegedly owed him. On June 23, 1998, the Court reduced the judgement to $673,142, but denied the balance of the Company's motion to set aside the jury verdict. The Company believes the verdict is against the facts in the case and is contrary to well established law, and intends to appeal to have the balance of the judgement overturned. In view of the Court decision in June 1998 and the uncertainties of the appeal process, the Company accrued a provision for this matter in its June 1998 financial statements.

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

ITEM 2.  CHANGES IN SECURITIES
------------------------------
Inapplicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------
Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  The following is a description of matters submitted to a vote or Registrant's stockholders at its annual Meeting of Stockholders held on April 24, 1998:

A. George A. Lopez, M.D. was elected as director to hold office until the 2001 Annual Meeting. Votes cast for and withheld with respect to the nominee were as follows:

                              Votes For    Votes Withheld
                              ---------    --------------
     George A. Lopez, M.D.     7,482,005       246,380

The terms of the following directors continued after the Annual Meeting:

     Jack W. Brown                           John J. Connors
     Michael T. Kovalchik, III, M.D.         Richard H. Sherman, M.D.


     B. A brief description of each other matter voted upon at the meeting and votes cast for, against and abstentions and broker non-votes as to each such matter are as follows:

                                                                                      Abstain and
                                                               For      Against     Broker non-votes
                                                              ---      -------      ----------------
Proposal to ratify the selection of Arthur                7,712,808      9,830            5,747
Andersen LLP as auditors for Registrant

ITEM 5.  OTHER INFORMATION
--------------------------

     On June 9, 1998, the Board of Directors elected Robert S. Swinney, M.D. to fill a vacancy on the Board of Directors to hold office until the 2001 Annual Meeting. Dr. Swinney is a physician and member of the faculty of the Los Angeles County University of Southern California Medical Center and had previously served as a director from 1989 to 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

27   Financial Data Schedule

(b)  Reports on Form 8-K:

Registrant filed the following report on Form 8-K during the quarter for which this Report is filed.

     Item 5 - June 10, 1998

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                  Date:  July 28, 1998
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and
 Chief Accounting Officer)