Form 10-Q
period 1998-09-30
ICU MEDICAL INC/DE
filed 1998-11-09
CIK 883984

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM:    _______ TO _______

                        COMMISSION FILE NO.:   0-19974

                               ICU MEDICAL, INC.

               (Exact name of Registrant as provided in charter)
                -----------------------------------------------

             Delaware                                                 33-0022692
             ---------                                                ----------
     (State or Other Jurisdiction of                            (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

951 Calle Amanecer, San Clemente, California                               92673
---------------------------------------------                              -----
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

                Yes   XXX                         No____
                      ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

                  Class               Outstanding at October 31, 1998
                  -----               -------------------------------
                  Common                         8,051,065

                               ICU MEDICAL, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION                                                       PAGE NUMBER
------------------------------                                                       -----------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Consolidated Balance Sheets, September 30, 1998 and
December 31, 1997                                                                           3

Consolidated Statements of Income for the three months
ended September 30, 1998 and 1997                                                           4

Consolidated Statements of Income for the nine months
ended September 30, 1998 and 1997                                                           5

Consolidated Statements of Cash Flows for the nine
months ended September 30, 1998 and 1997                                                    6

Notes to Consolidated Financial Statements                                                  7

ITEM 2.
-------

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                         8

ITEM 3.
-------

Quantitative and Qualitative Disclosures About Market Risk                            Not Applicable

PART II  OTHER INFORMATION                                                                  15
--------------------------

SIGNATURES                                                                                  16

                      ICU MEDICAL, INC.
                 Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997
     (All dollar amounts in thousands except share data)

                           ASSETS

                                                                         09/30/98    12/31/97
                                                                         ---------   --------
                                                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 3,166     $ 2,962
  Liquid investments                                                       36,041      32,150
  Accounts receivable, net of allowance for doubtful accounts of $342
     and $324 as of September 30, 1998 and December 31, 1997, respectively  4,107       3,357
  Inventories                                                               2,369       1,763
  Prepaid expenses and other                                                  786         201
  Deferred income taxes                                                       690         717
                                                                           ------      ------
     Total current assets                                                  47,159      41,150

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                                   7,977       7,078
  Furniture and fixtures                                                    1,947       1,522
  Molds                                                                     3,305       2,873
  Land, building and building improvements                                  5,474       5,001
  Construction in process                                                   2,625         183
                                                                           ------      ------
                                                                           21,328      16,657
  Less - Accumulated depreciation                                          (8,817)     (7,060)
                                                                          -------      ------
                                                                           12,511       9,597

Other assets                                                                  531         439

                                                                          -------     -------
                                                                          $60,201     $51,186
                                                                          =======     =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $ 1,081     $ 1,403
  Accrued liabilities                                                       2,984       1,754
                                                                           ------      ------
     Total current liabilities                                              4,065       3,157
Deferred income taxes                                                         104          82

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $1.00 par value,
       Authorized 500,000 shares, issued and outstanding - none                -           -
  Common stock, $0.10 par value, authorized, 20,000,000 shares;
       issued,  8,867,162 shares                                              887         887
  Additional capital                                                       40,198      39,455
  Treasury stock - 823,847 and 1,100,776 shares at
     September 30, 1998 and December 31, 1997, respectively                (7,237)     (9,320)
  Retained earnings                                                        22,184      16,925
                                                                          -------     -------
    Total stockholders' equity                                             56,032      47,947

                                                                          -------     -------
                                                                          $60,201     $51,186
                                                                          =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                       Consolidated Statements of Income
                          For the Three Months Ended
                   September 30, 1998 and September 30, 1997
            (All dollar amounts in thousands except per share data)
                                  (unaudited)

                                                                        For the Three Months Ended
                                                                          9/30/98         9/30/97
                                                                        --------------------------
Net sales                                                               $    9,618      $    7,700

Cost of goods sold                                                           4,020           3,306
                                                                        --------------------------
Gross profit                                                                 5,598           4,394

Selling, general and administrative expense                                  2,887           2,126

Research and development expenses                                              205             280
                                                                        --------------------------
Income from operations                                                       2,506           1,988

Investment income                                                              367             342
                                                                        --------------------------
Income before income taxes                                                   2,873           2,330

Provision for income taxes                                                   1,050             885
                                                                        --------------------------
Net income                                                              $    1,823      $    1,445
                                                                        ==========================
Net income per share:
     Basic                                                              $     0.23      $     0.18
     Diluted                                                            $     0.22      $     0.18
                                                                        ==========================
Weighted average number of shares:
     Basic                                                               8,001,942       7,810,891
     Diluted                                                             8,350,717       7,853,002
                                                                        ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                       Consolidated Statements of Income
                           For the Nine Months Ended
                   September 30, 1998 and September 30, 1997
            (all dollar amounts in thousands except per share data)
                                  (unaudited)

                                                                        For the Nine Months Ended
                                                                          9/30/98         9/30/97
                                                                        --------------------------
Net sales                                                                $   30,030      $   21,714

Cost of sales                                                                12,555           9,276
                                                                         --------------------------
Gross profit                                                                 17,475          12,438

Selling, general and administrative expense                                   9,415           5,976

Research and development expenses                                               756             931
                                                                         --------------------------
Income from operations                                                        7,304           5,531

Interest and other income                                                     1,038             950
                                                                         --------------------------
Income before tax                                                             8,342           6,481

Provision for income taxes                                                    3,140           2,445
                                                                         --------------------------
Net income                                                               $    5,202       $   4,036
                                                                         ==========================
Net income per share:
     Basic                                                               $     0.65       $    0.50
     Diluted                                                             $     0.62       $    0.50
                                                                         ==========================
Weighted average number of shares:
     Basic                                                                7,967,903       8,006,842
     Diluted                                                              8,367,083       8,038,076
                                                                         ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.
                     Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                   September 30, 1998 and September 30, 1997
                       (All dollar amounts in thousands)
                                  (unaudited)

                                                                        For the Nine Months Ended
                                                                          9/30/98         9/30/97
                                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 5,202            $ 4,036
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         1,876              1,679
    Net change in current asset and current liabilities, and other         (952)              (542)
                                                                        --------------------------
     Net cash provided by operating activities                            6,126              5,173
                                                                        --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and other                          (4,914)              (534)
  Net change in liquid investments                                       (3,891)             2,050
                                                                        --------------------------
     Net cash provided by (used in) investing activities                 (8,805)             1,516
                                                                        --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised and related tax benefits          3,283                 76
  Purchase of treasury stock                                               (400)            (4,606)
                                                                        --------------------------
     Net cash provided by (used in) financing activities                  2,883             (4,530)
                                                                        --------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   204              2,159

Cash and cash equivalents,  beginning of the period                       2,962              2,060
                                                                        --------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 3,166            $ 4,219
                                                                        ==========================

  The accompanying notes are an integral part of these consolidated financial statements.

                               ICU MEDICAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                       (All dollar amounts in thousands)
                                  (unaudited)

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

NOTE 2:  Inventories consisted of the following:

                                    9/30/98           12/31/97
                                    -------           --------

Raw material                         $1,440             $1,060
Work in process                         647                460
Finished goods                          282                243
                                     ------             ------
Total                                $2,369             $1,763
                                     ======             ======

NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 348,775 and 42,111 for the three months ended September 30, 1998 and 1997, respectively, and 399,180 and 31,234 for the nine months ended September 30, 1998 and 1997, respectively.

NOTE 4: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of tax-exempt investment income partially offset by the effect of state income taxes.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


General
-------

The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

========================================================================================================
PRODUCT LINE                           1994    1995    1996    1997    Q3-97    Q3-98     YTD      YTD
                                                                                         Q3-97    Q3-98
--------------------------------------------------------------------------------------------------------
CLAVE(R)                                 45%     61%     68%     65%      69%      67%      67%      69%
--------------------------------------------------------------------------------------------------------
Click Lock and Piggy Lock                41%     20%     12%      7%       8%       4%       8%       4%
--------------------------------------------------------------------------------------------------------
McGaw Protected Needle                    9%     13%      8%      5%       5%       4%       6%       5%
--------------------------------------------------------------------------------------------------------
Lopez Valve and other                     5%      4%      4%      4%       4%       4%       4%       4%
--------------------------------------------------------------------------------------------------------
RF100-RF150 ("Rhino")                     -       2%      3%      7%       7%       7%       6%       6%
--------------------------------------------------------------------------------------------------------
Budget Medical Products ("BMP")           -       -       2%      6%       5%       9%       5%       7%
--------------------------------------------------------------------------------------------------------
B.Braun/McGaw SafeLine
  Revenue Sharing                         -       -       3%      6%       2%       5%       4%       5%
--------------------------------------------------------------------------------------------------------
Total                                   100%    100%    100%    100%     100%     100%     100%     100%
========================================================================================================

    The Company sells its products to independent distributors and through strategic supply and distribution agreements extending into 2002 with B.Braun Medical, Inc. ("B.Braun/McGaw") and Abbott Laboratories ("Abbott") (the "B.Braun/McGaw Agreement" and the "Abbott Agreement," respectively). Most independent distributors handle the full line of the Company's products. B.Braun/McGaw and Abbott purchase CLAVE products, principally bulk, non-sterile connectors. B.Braun/McGaw also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott. Through 1997, both agreements established minimum transfer prices that were lower than historical average selling prices, and a revenue sharing formula under which the Company could receive more than the minimum transfer prices based on selling prices of products incorporating the Company's products. The B.Braun/McGaw Agreement provided for such revenue sharing based on B.Braun/McGaw's selling prices of CLAVE products and the Abbott Agreement provided for such revenue sharing based on Abbott's selling prices of both CLAVE products and Rhinos. Effective August 1, 1997, the Abbott Agreement was amended to establish fixed selling prices for Rhinos and eliminate revenue sharing, and effective January 1, 1998, both the Abbott and B.Braun/McGaw Agreements were amended to establish fixed selling prices on CLAVE Products and eliminate revenue sharing on CLAVE products.

    Management believes that as the healthcare provider market continues to consolidate, the Company's success in marketing and distributing CLAVE products will depend, in part, on the Company's ability, either independently or through strategic supply and distribution arrangements, to secure long-term CLAVE contracts with major buying organizations. There is no assurance that the Company will obtain such long-term contracts in the future. Further, the Company's marketing and distribution strategy may result in a significant share of the Company's revenues being concentrated among a small number of customers. The loss of a strategic supply and distribution agreement with a customer or the loss of a large contract by such a customer, could have a material adverse effect on operating results.

     Management believes the success of the CLAVE has, and will continue to motivate others to develop one piece needleless connectors, which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of a number of such products. In response to competitive pressure the Company has been reducing prices to its independent distributors, as well as to original equipment manufacturers, to protect and expand its market. The price reductions to date have more than been offset by increased volume, although this has not occurred to date for independent distributors in the aggregate. There is no assurance that such increased volume will be achieved by the independent distributors, and there is no assurance that the Company's current or future products will be able to successfully compete with products developed by others.

Quarter Ended September 30, 1998 Compared to the Same Quarter Last Year
-----------------------------------------------------------------------

     Net sales increased $1,918,000, or approximately 25%, to $9,618,000 in the third quarter compared to $7,700,000 during the same period last year. The increase was primarily attributable to a 21% increase in sales of CLAVE products.

     Net sales to B.Braun/McGaw, including revenue sharing, amounted to $3,154,000 in the third quarter of 1998, as compared with $2,391,000 in the third quarter of 1997. CLAVE net sales increased $503,000 and estimated revenue sharing payments due on B.Braun/McGaw sales of its SafeLine products increased $279,000. Sales of McGaw Protected Needle were down slightly from last year. Assuming the continuation of historical trends, Management expects increases in unit shipments of CLAVE Products to B.Braun/McGaw to continue during the remainder of 1998, although there is no assurance that those expectations will be realized.

     Net sales to Abbott in the third quarter of 1998 were $2,922,000, as compared with net sales of $1,555,000 in the third quarter of 1997. Commencing in the second quarter of 1997, there has been a substantial increase in marketing of CLAVE products to Abbott and to Abbott customers, and Assuming the continuation of historical trends, Management expects continued increases in sales volume with Abbott through the remainder of 1998, although there is no assurance that such increases will be realized.

     Total net sales of CLAVE Products increased from $5,299,000 in the third quarter of 1997 to $6,415,000 in the third quarter of 1998, or 21%. The increase in unit shipments over the third quarter of 1997 was approximately 73%, substantially all of which was accounted for by sales to Abbott and B.Braun/McGaw. Unit shipments to independent distributors were virtually unchanged. Average net selling prices decreased in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to Abbott and B.Braun/McGaw.

     Management expects unit shipments of CLAVE Products to independent distributors in 1998 to be the same or somewhat below those for 1997. Net sales of CLAVE products to independent distributors are expected to continue to decrease as average selling prices continue to decline.

     Net sales of Click Lock and Piggy Lock decreased approximately 40% in the third quarter of 1998 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

     Net sales of the Lopez Valve increased from $225,000 in the third quarter of 1997 to $351,000 in the third quarter of 1998, or 56%. The net increase year-to-date is 26%. Management expects that net sales of the Lopez Valve will continue to increase for the rest of 1998.

     Net sales of Budget Medical Products increased to $878,000 in the third quarter of 1998, as compared with $413,000 in the third quarter of 1997, principally because of increased unit shipments of custom I.V. sets incorporating the CLAVE. The Company is currently taking steps aimed at expanding BMP by increasing systems capabilities, improving manufacturing efficiencies, lowering inventory carrying costs, reducing labor costs and enhancing distribution. As part of these steps, the Company will transfer BMP's labor intensive manufacturing, and a portion of the Company's non-BMP labor intensive manufacturing to a low-labor-cost area in Mexico, and is evaluating a significant broadening of its market. The Company started construction of a manufacturing facility in Ensenada, Baja California, Mexico in the third quarter of 1998. Because significant innovation is required to achieve these goals, there can be no assurance that these steps will achieve the desired results. However, even if they are successful, Management expects that gross profit margins in BMP will continue to be lower than the average historical gross profit margins recorded by the Company because production of its products is relatively labor intensive.

     Total net sales to foreign distributors were $190,000 in the third quarter of 1998, as compared with $201,000 in the third quarter of 1997. Year-to-date total net sales to foreign distributors increased to $953,000 from $583,000 in 1997. (Those amounts do not include distribution in Canada.) Management expects that the Company's sales to foreign distributors will increase over the balance of the year. In April 1998, BOC OHMEDA AB ("Ohmeda"), the Company's principal distributor in Europe sold its European distribution operations to a competitor of the Company, and the Company has terminated substantially all distribution by Ohmeda since August 1998. The Company is currently arranging alternative distribution in Europe. There is no assurance that satisfactory alternative distribution arrangements will be made or whether the termination of the distribution agreement with Ohmeda will have an adverse effect on the Company's sales in Europe.

     In November 1997, the Company commenced marketing the CLC 2000, a one piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Shipments were delayed until late in the second quarter in order to complete production validation. Shipments have commenced, but have not been significant to date.

     Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. The table below illustrates the effect this phenomenon has on the Company's net sales:

=======================================================================================================
NET SALES (000'S)                      Q1             Q2             Q3             Q4           TOTAL
-------------------------------------------------------------------------------------------------------
1993                                 $2,914        $ 2,335         $2,495         $3,637        $11,381
-------------------------------------------------------------------------------------------------------
1994                                 $4,180        $ 3,842         $3,484         $5,036        $16,542
-------------------------------------------------------------------------------------------------------
1995                                 $5,427        $ 5,966         $4,617         $5,272        $21,282
-------------------------------------------------------------------------------------------------------
1996                                 $6,008        $ 6,147         $5,972         $6,472        $24,599
-------------------------------------------------------------------------------------------------------
1997                                 $6,824        $ 7,190         $7,700         $8,690        $30,404
-------------------------------------------------------------------------------------------------------
1998                                 $9,982        $10,430         $9,618
=======================================================================================================

     The second and third quarters have tended to be weaker than the first and fourth, although the rate of growth in net sales has caused exceptions to that tendency in recent years. In the second quarter of 1995, B.Braun/McGaw was building significant inventory of CLAVE products. In the second quarter of 1996, B.Braun/McGaw commenced payment of SafeLine Revenue Sharing. In the second quarter of 1997, sales increases occurred in most of the Company's product lines; and the third quarter of 1997, sales increases occurred principally because of increased net sales of CLAVE products to Abbott and independent distributors, offset by lower net sales of CLAVE products to B.Braun/McGaw. In the second quarter of 1998, net sales increased over the first quarter of 1998 principally because of increased net sales of CLAVE products to B.Braun/McGaw. Management believes that the large percentage of its sales to Abbott and B.Braun/McGaw could lead to non-seasonal fluctuations in net sales in the future because their ordering patterns may not directly reflect their current sales volumes.

     Gross margin was 58% during the third quarter of 1998 compared to 57% during the same period last year. Although average selling prices have continued to decrease, increases in production volume resulted in greater absorption of overhead and a decrease in unit manufacturing costs. Management believes that the gross margin percentage for the remainder of 1998 will stay at or slightly lower than that achieved in the third quarter of 1998 as average unit sales prices decrease.

     Selling, general and administrative expenses ("SG&A"), excluding research and development expenses, increased $761,000 to $2,887,000, an increase as a percentage of net sales to 30% during the third quarter of 1998 compared to 28% during the same period last year. The principal components of the increase were increased sales and marketing expenses related to the introduction of new products and expansion of the business, and, to a lesser extent, costs related to BMP, offset by a decrease in litigation expenses with the settlement of the patent litigation in which the Company was the plaintiff. See Part II, Item 1. Legal Proceedings.

     Management expects the cost of litigation in the fourth quarter to be approximately the same or somewhat higher than costs in the third quarter. However, the amount of costs related to litigation will depend on the amount and type of litigation and the progress of the legal proceedings, and no assurances can be given in this regard. There can be no assurance that the costs will not vary materially from Management's estimates. Costs related to BMP and sales and marketing expenses are expected to continue through the balance of the year a somewhat higher level than in the third quarter of 1998, but SG&A expenses are not expected to increase as a percentage of net sales in the fourth 1uarter of 1998.

     Research and development expenses ("R&D") were lower in the third quarter of 1998 than in the same quarter of 1997, and decreased as a percentage of net sales from 4% to 2%. The level of R&D activity is down from last year as two major products are near completion, and resources are being devoted to sustaining engineering. Management expects R&D expenses to increase later in the year and in 1999 for clinical evaluations of the new CLC 2000. However, no assurance can be given that such costs will not differ materially from those estimates or that the R&D will be completed as expected.

     Income from operations increased 26%, because of the increase in net sales.

     Net income increased 26% to $1,823,000 in the third quarter of 1998 as compared with $1,445,000 in the comparable period last year. Net income per share - diluted increased $0.04 or 22% in the third quarter of 1998 over the third quarter of 1997.


Nine Months Ended September 30, 1998 Compared to the Same Nine Months Last Year
-------------------------------------------------------------------------------

     Net sales increased $8,316,000, or approximately 38%, to $30,030,000 in the first nine months of 1998 compared to $21,714,000 during the same period last year. The increase was primarily attributable to a 44% increase in sales of CLAVE products. All other product categories, except protected needles, also had increased net sales.

     Gross margin was 58% during the first nine months of 1998 compared to 57% during the same period last year. Although average selling prices have continued to decrease, increases in production volume resulted in greater absorption of overhead and a decrease in unit manufacturing costs.

     Selling, general and administrative expenses ("SG&A"), excluding research and development expenses, increased $3,439,000 to $9,415,000, an increase as a percentage of net sales to 31% during the nine months of 1998 compared to 28% during the first nine months of 1997. The principal components of the increase were the cost of patent litigation in which the Company was the plaintiff (settled in the second quarter of 1998 -- see above), other litigation, increased sales and marketing expenses related to introduction of new products and expansion of the business, and investment in the BMP custom I.V. set business.

Liquidity and Capital Resources
-------------------------------

     During the nine months ended September 30, 1998, the Company's cash and cash equivalents and investment securities position increased $4,095,000 to $39,207,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment.

     Management expects that sales of the Company's products will continue to grow in 1998. If sales continue to increase, net working capital requirements (other than cash and investments), principally accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, the Company's working capital requirements may increase in the foreseeable future.

     Capital expenditures have increased significantly in 1998 from levels in the past three years to meet increased sales volumes and automate production of new products, and to acquire land and build a facility in Ensenada, Baja California, Mexico.

     The Company believes that its existing working capital, supplemented by income from operations, will be sufficient for the foreseeable future.

     In August 1998, the Company spent $400,000 to purchase treasury stock, its first such purchase since August 1997. It may purchase additional shares in the future. However, future acquisitions, if any, will depend on market conditions and other factors.

Year 2000 Compliance
--------------------

     Many older computer programs use only the last two digits to refer to a year. Therefore, they do not properly recognize a year that begins with "20" rather than "19." This is referred to as the Year 2000, or Y2K Problem. The Y2K problem has been eliminated in many new programs and systems, which are said to be "Y2K compliant." The Company has completed its initial assessment of Y2K and believes, based on manufacturers' specifications and subject to completion of testing later in 1998, that all its information technology ("IT") systems and applications and related hardware are Y2K compliant. The Company has not completed assessing Y2K compliance of its non-IT systems, principally manufacturing systems, but it believes that any non-compliance will not affect the ability to use the related manufacturing equipment. The Company will attempt to assess later in 1998 and in 1999 whether third parties with whom it deals, such as customers, vendors and governments have any Y2K problems that could affect the Company; such problems could result in interruptions in delivery of services and materials and payments, among other things. The Company has not developed Y2K non-compliance contingency plans, but will consider the need for such plans upon completion of the Y2K compliance assessments. Costs to assure Y2K compliance have so far been and are expected to remain nominal.

     While the Company is not currently aware of any Y2K compliance problems in its own systems, Y2K compliance of those systems cannot be assured until completion of testing. Further, the Company cannot assure that the information it receives from third parties about their Y2K compliance will be meaningful or accurate. Failure to achieve compliance for the Company's systems, or failure of significant third parties, with which the Company deals to achieve Y2K compliance, could have a material adverse effect on the Company's operations.

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis describes trends in the Company's business and finances that Management perceives and states some of its expectations and beliefs about the Company's future. These statements about the future are "forward looking statements," and the Company identifies them by using words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "will," "continuing," "may" and similar expressions and by statements about aims, goals and plans. The forward looking statements are based on the best information currently available to Management and assumptions that Management believes are reasonable, but Management does not intend the statements to be representations as to future results. They include among other things statements about:

 . future operating results and various elements of operating results, including sales and unit volumes of products, production costs, gross margins, sales and marketing costs, research and development expense and clinical evaluation costs;
 . factors affecting operating results, such as shipments to specific customers, product mix, selling prices, the market shift to needleless products, achievement of business expansion goals, manufacturing efficiencies, production volumes, overhead absorption, expansion of markets and distribution and litigation costs;
 .  new contracts with buying organizations and dependence on a small number of customers;
 .  competitive factors, including continuing development of competing products by other manufacturers and downward pressure on selling prices;
 .  working capital requirements, capital expenditures and common stock repurchases; and
 .  Y2K issues.

     The kinds of statements described above and similar forward looking statements about the Company's future performance are subject to a number of risks and uncertainties which you should consider in evaluating the statements. First, you should consider the factors and risks described in the statements themselves. These factors are uncertain, and if one or more of them turn out differently than Management currently expects, the Company's operating results may differ materially from Management's current expectations.

     Second, you should read the forward looking statements in conjunction with the Risk Factors in the Company's Current Report on Form 8-K to the Securities and Exchange Commission dated November 5, 1998, which is incorporated by reference.

     Third, the Company's actual future operating results are subject to other important factors that the Company cannot predict or control, including among others the following:

 .  general economic and business conditions;
 .  the effect of price and safety considerations on the healthcare industry;
 .  competitive factors, such as product innovation, new technologies, marketing and distribution strength and price erosion;
 .  unanticipated market shifts and trends;
 .  the impact of legislation effecting government reimbursement of healthcare costs;
 . changes by the Company's major customers and independent distributors in their strategies that might effect their efforts that to market the Company's products;
 .  unanticipated production problems; and
 . the availability of patent protection and the cost of enforcing and of defending patent claims.

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

     On April 7, 1998, in an action entitled Allen Petty, dba Carmel Development
                                             -----------------------------------
International v. ICU Medical, Inc., an Orange County, California, Superior Court
----------------------------------
jury rendered a verdict in favor of the Plaintiff and against the Company in the sum of $795,448 in an action brought by the Plaintiff for commissions allegedly owed him. On June 23, 1998, the Court reduced the judgement to $727,522 ($673,142 plus certain expenses), but denied the balance of the Company's motion to set aside the jury verdict. The Company believes the verdict is against the facts in the case and is contrary to well established law, and intends to appeal to have the balance of the judgement overturned. In view of the Court decision in June 1998 and the uncertainties of the appeal process, the Company accrued a provision for this matter in its June 1998 financial statements.

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

ITEM 2.  CHANGES IN SECURITIES
------------------------------
Inapplicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------
Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

ITEM 5.  OTHER INFORMATION
--------------------------

     Any stockholder who intends to propose any business at a meeting shall, not less than 50 days nor more than 75 days prior to the date of the meeting, deliver a notice to the Secretary of the Company setting forth as to each matter the stockholder proposes to bring before the meeting (i) a brief description of the business to be brought before the meeting and the reasons for conducting the business at the meeting (ii) the name and record address of the stockholder giving the notice, (iii) the class and number of shares of capital stock of the Company which are beneficially owned by the stockholder, and by any other stockholders known by the stockholder giving the notice to be supporting the proposal and (iv) any material or financial interest of the stockholder in such business.

Notwithstanding the foregoing, if less than 60 days or prior public disclosure of the meeting is given or made to stockholders, the notice by the stockholder must be received by the Secretary on or before the tenth day after notice of the date of the meeting was mailed or publicly disclosed.

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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                              Date:  November 6, 1998
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and
  Chief Accounting Officer)