Form 10-Q
period 1999-03-31
ICU MEDICAL INC/DE
filed 1999-05-04
CIK 883984

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


[x]
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended:   March 31, 1999


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

                Yes   XXX                          No
                      ---                              ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:



            Class                      Outstanding at April 30, 1999
            -----                      -----------------------------
            Common                              8,187,993

                               ICU Medical, Inc.

                                     Index



Part I - Financial Information                                  Page Number
------------------------------                                  -----------

Item 1.  Financial Statements
-----------------------------

Consolidated Balance Sheets, March 31, 1999 and
December 31, 1998                                                     3

Consolidated Statements of Income for the three months ended
March 31, 1999 and 1998                                               4


Consolidated Statements of Cash Flows for the three  months
ended March 31, 1999 and 1998                                         5


Notes to Consolidated Financial Statements                            6

Item 2.
-------

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   7

Item 3.
------
Quantitative and Qualitative Disclosures About Market Risk       Not Applicable

Part II - Other Information                                          13
---------------------------

Signatures                                                           15

                               ICU Medical, Inc.
                          Consolidated Balance Sheets
                     March 31, 1999 and December 31, 1998
              (all dollar amounts in thousands except share data)

                                    ASSETS

                                                                                  3/31/99          12/31/98
                                                                                 ---------        ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $3,857          $  2,048
  Liquid investments                                                                35,343            36,041
                                                                                 ---------         ---------
     Cash and liquid investments                                                    39,200            38,089
  Accounts receivable, net of allowance for doubtful accounts of $275
     and $342 as of March 31, 1999 and December 31, 1998, respectively               6,076             6,492
  Inventories                                                                        2,409             1,991
  Prepaid expenses and other                                                           164               385
  Deferred income taxes -- current portion                                             991               991
                                                                                 ---------         ---------
           Total current assets                                                     48,840            47,948
                                                                                 ---------         ---------

PROPERTY AND EQUIPMENT, at cost:
  Machinery and equipment                                                            8,917             8,225
  Furniture and fixtures                                                             2,173             2,044
  Molds                                                                              3,774             3,710
  Land, building and building improvements                                           5,181             7,191
  Construction in process                                                            7,197             1,703
                                                                                 ---------         ---------
                                                                                    27,242            22,873
  LessAccumulated depreciation                                                      (9,618)           (9,109)
                                                                                 ---------         ---------
                                                                                    17,624            13,764
                                                                                 ---------         ---------
DEFERRED INCOME TAXES                                                                   92                92
OTHER ASSETS                                                                           545               555
                                                                                 ---------         ---------
                                                                                  $ 67,101        $   62,359
                                                                                 =========         =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                   $ 1,459            $  683
Accrued liabilities                                                                  3,717             3,448
                                                                                 ---------         ---------
           Total current liabilities                                                 5,176             4,131
                                                                                 ---------         ---------

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $1.00 par value
Authorized  500,000 shares, issued and outstanding  none                                -                 -
Common stock, $0.10 par value
Authorized  20,000,000 shares, issued  8,867,162 shares                                887               887
Additional paidin capital                                                           40,717            40,241
Treasury stock  681,169 and 807,847 shares at
March 31, 1999 and December 31, 1998, respectively                                  (5,830)           (7,117)
Retained earnings                                                                   26,151            24,217
                                                                                 ---------         ---------
           Total stockholders' equity                                               61,925            58,228
                                                                                 ---------         ---------
                                                                                   $67,101          $ 62,359
                                                                                 =========         =========


      The accompanying notes are an integral part of these consolidated financial statements.

                               ICU Medical, Inc.
                       Consolidated Statements of Income
                          For the Three Months Ended
                       March 31, 1999 and March 31, 1998
            (all dollar amounts in thousands except per share data)

                                           For the Three Months Ended
                                       -----------------------------------

                                           3/31/99            3/31/98
                                       ----------------   ----------------

NET SALES                                    $ 11,442           $  9,982
COST OF GOODS SOLD                              4,733              4,167

                                       ----------------   ----------------
       Gross profit                             6,709              5,815
                                       ----------------   ----------------

OPERATING EXPENSES:
       Selling, general and administrat         3,370              3,171
       Research and development                   205                298

                                       ----------------   ----------------
       Total operating expenses                 3,575              3,469
                                       ----------------   ----------------

       Income from operations                   3,134              2,346

INVESTMENT INCOME                                 350                334
                                       ----------------   ----------------

       Income before income taxes               3,484              2,680

PROVISION FOR INCOME TAXES                      1,300              1,020
                                       ----------------   ----------------

NET INCOME                                   $  2,184           $  1,660
                                        ===============    ===============


NET INCOME PER SHARE
       Basic                                    $0.27              $0.21
       Diluted                                  $0.25              $0.20
                                        ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
       Basic                                8,116,925          7,823,030
       Diluted                              8,816,581          8,281,360
                                        ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                               ICU Medical, Inc.
                     Consolidated Statements of Cash Flows
                          For the Three Months Ended
                       March 31, 1999 and March 31, 1998
                       (all dollar amounts in thousands)
                                  (unaudited)

                                                                           For the Three Months Ended
                                                                           ----------------------------------

                                                                                 3/31/99            3/31/98
                                                                           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $ 2,184        $ 1,660
Adjustments to reconcile net income to net cash
 provided by operating activities --
 Depreciation and amortization                                                      617            610
 Net change in current assets and current liabilities, and other                  1,265           (956)
                                                                               --------       --------
 Net cash provided by operating activities                                        4,066          1,314
                                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                             (4,468)        (1,727)
 Net change in liquid investments                                                   698           (800)
                                                                               --------       --------
 Net cash (used in) investing activities                                         (3,770)        (2,527)
                                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock
  options and related income tax benefits, and other                              1,513          1,514
                                                                               --------       --------
 Net cash provided by (used in) financing activities                              1,513          1,514
                                                                               --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,809            301


CASH AND CASH EQUIVALENTS, beginning of the period                                2,048          2,962
                                                                               --------       --------
CASH AND CASH EQUIVALENTS, end of the period                                    $ 3,857        $ 3,263
                                                                               ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                               ICU Medical, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                       (All dollar amounts in thousands)
                                  (unaudited)


Note 1: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of Management, necessary to a fair statement of the consolidated results for the interim periods presented, which adjustments consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders.


Note 2:  Inventories consisted of the following:


                                 3/31/99                               12/31/98
                                 -------                               --------
Raw material                    $  1,553                               $ 1,121
Work in process                      499                                   509
Finished goods                       357                                   361
                                --------                               -------
Total                           $  2,409                               $ 1,991
                                ========                               =======


Note 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 699,656 and 458,330 for the three months ended March 31, 1999 and 1998, respectively.

Note 4: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


General
-------

     The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:



Product Line                              1996          1997         1998      Q1-98       Q1-99
------------------------------------------------------------------------------------------------
CLAVE                                      68%          65%          69%         67%         69%
------------------------------------------------------------------------------------------------
Click Lock and Piggy Lock                  12%           7%           4%          6%          4%
------------------------------------------------------------------------------------------------
McGaw Protected Needle                      8%           5%           4%          5%          3%
------------------------------------------------------------------------------------------------
Lopez Valve and other                       4%           4%           5%          4%          3%
------------------------------------------------------------------------------------------------
RF100-RF150 ("Rhino")                       3%           7%           5%          7%          7%
------------------------------------------------------------------------------------------------
Budget Medical Products                     2%           6%           8%          6%         10%
------------------------------------------------------------------------------------------------
McGaw SafeLine Revenue Sharing              3%           6%           5%          5%          4%
------------------------------------------------------------------------------------------------
Total                                     100%         100%         100%        100%        100%
================================================================================================


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


     The B.Braun/McGaw Agreement extends to December 2002, and has extension provisions beyond then.

     In January 1999, the Company and Abbott agreed to a significant expansion of their agreement for CLAVE products. The new agreement has assurances of substantial increases in sales volume, accompanied by price reductions. The new agreement is extended from April 2002 to December 2009, and designates the Company as Abbott's preferred supplier for all Abbott's needlefree technology.


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

     Management believes the success of CLAVE has, and will continue to motivate others to develop one piece needleless connectors which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of a number of such products. In response to competitive pressure, the Company has been reducing prices to its independent distributors, as well as to I.V. product manufacturers, to protect and expand its market. The price reductions to date have more than been offset by increased volume, although this has not occurred to date for independent distributors in the aggregate. Management expects that the average price of its CLAVE products will continue to decline. There is no assurance that the Company's current or future products will be able to successfully compete with products developed by others.

Quarter Ended March 31, 1999 Compared to the Same Quarter Last Year
-------------------------------------------------------------------

     Net sales increased $1,460,000, or approximately 15%, to $11,442,000 in the first quarter of 1999 compared to $9,982,000 during the same period last year. The increase was primarily attributable to a 17% increase in sales of CLAVE products. Among the other product categories, Budget Medical Products, Rhino and Lopez Valve showed increases in net sales and protected needles and SafeLine revenue share showed decreases.

     Net sales to Abbott in the first quarter of 1999 were $5,508,000, as compared with net sales of $2,705,000 in the first quarter of 1998. Net sales of CLAVE products increased to $4,780,000 in the first quarter of 1999 from $2,095,000 in the first quarter of 1998 on a greater than three-fold increase in unit volume. The balance of the increase in net sales to Abbott was in the low-priced Rhino. Based on terms of the Abbott agreement as amended in January 1999, Management expects a substantial increase in CLAVE unit and dollar sales volume with Abbott in 1999, although there can be no assurance as to the amount or timing of such an increase.

     Net sales to B.Braun/McGaw, including revenue sharing, amounted to $2,240,000 in the first quarter of 1999, as compared with $3,322,000 in the first quarter of 1998. Net sales of CLAVE products decreased $825,000, on a decrease in unit shipments. Net sales of the McGaw Protected Needle decreased $165,000 and SafeLine revenue share decreased $106,000. The decline in first quarter 1999 net sales of CLAVE products to B.Braun/McGaw was principally because of timing of orders. Based on B.Braun/McGaw's forecasts and market information, Management expects unit shipments and net sales of CLAVE products to B.Braun/McGaw to increase over 1998 levels through the remainder of 1999, although increases may be at a lower rate than in the last several years, and there is no assurance that these expectations will be realized. Management expects net sales of the McGaw Protected Needle will continue to decline as the market for safe connectors continues its shift to needleless technology. Management expects that SafeLine revenue sharing payments will continue, although it is unable to accurately forecast such amounts.

     Total net sales of CLAVE Products increased from $6,737,000 in the first quarter of 1998 to $7,853,000 in the first quarter of 1999, or 17%. The increase in unit shipments was approximately 75%, all of which was accounted for by Abbott. Unit shipments of CLAVE products to B.Braun/McGaw and to independent distributors were both down from last year's first quarter. Average net selling prices decreased in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to Abbott and B.Braun/McGaw. Management expects unit shipments of CLAVE Products to independent distributors in 1999 to be somewhat below those for 1998. Net sales of CLAVE products to independent distributors are expected to show a larger decrease as average selling prices continue to decline.

     Net sales of Click Lock and Piggy Lock decreased approximately 19% in the first quarter of 1999 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

     Net sales of Lopez Valve(R) increased 6% in the first quarter compared to the same period last year due to an increase in unit shipments. Management expects that net sales of the Lopez Valve will continue to increase for the remainder of 1999.

     Net sales of Budget Medical Products ("BMP") increased to $1,176,000 in the first quarter of 1999, as compared with $562,000 in the first quarter of 1998, principally because of increased unit shipments of custom I.V. sets incorporating the CLAVE. BMP's production, much of which is performed manually, is relatively labor-intensive, resulting in a generally lower gross profit margin than for the Company's other products. The Company is currently taking steps aimed at expanding BMP by increasing systems capabilities, improving manufacturing efficiency, reducing labor cost and enhancing distribution. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results. However, even if they are successful, Management expects that gross profit margins in BMP will continue to be lower than the average historical gross profit margins recorded by the Company because production of its products will continue to be relatively labor intensive. BMP has moved substantially all of its manual assembly operations to the facility that the Company opened in December 1998 in Ensenada, Baja California, Mexico. BMP had an improved gross profit in the first quarter of 1999 and was profitable.

     Total sales to foreign distributors were $253,000 in the first quarter of 1999, as compared with $432,000 in the first quarter of 1998. (Those amounts do not include distribution in Canada.) The Company had a small operating loss on international operations in the first quarter of 1999. The decrease in net sales was due principally to lower unit shipments in Europe. In April 1998, BOC OHMEDA AB ("Ohmeda"), who was the Company's principal distributor in Europe, sold its European distribution to a competitor of the Company, and the Company has terminated substantially all distribution by Ohmeda since August 1998. The Company believes that the loss of distribution through Ohmeda had an adverse effect on the amount of European sales. The Company is currently making new distribution arrangements in Europe. To enhance growth of European distribution and sales, the Company has hired four additional product specialists in Europe since mid 1998 bringing to six the total in Europe. Management expects that its sales to European and other foreign distributors will increase in the future, although there can be no assurance that it will succeed in arranging new distribution in Europe or increase sales in Europe or other areas outside the United States.

    In November 1997, the Company commenced marketing the CLC 2000/TM/ a one piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Net sales to date have not been significant, although based on market indications, the Company expects sales to increase throughout 1999. However, there can be no assurance as to the amount or timing of future CLC 2000 sales.

     In November 1998, the Company introduced the 1o2 Valve/TM/ the first one-way or two-way drug delivery system. The Company expects to overcome delays in production validation in the second quarter and then commence shipments to customers. However, there can be no assurance as to when shipments will actually commence.

     In the first quarter of 1999, the Company continued development work on SetFinder/TM/, which will distribute directly commodity-type standard I.V. sets. Orders will be taken over the internet at a special "web-site" named setfinder.com. Proprietary technology will enable the Company to minimize working capital requirements. SetFinder products will be assembled at BMP's facility in Mexico. Management expects to launch setfinder.com later in 1999. Because significant innovation is required to launch and operate setfinder.com, there is no assurance that it will be launched successfully or that current plans for SetFinder will not change materially. Further, even if it is launched, there can be no assurance that it will achieve sales and the amount of future operating profits or losses is dependent upon future development of the SetFinder business, the outcome of which is not known at this time.

     Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. That would generally cause the Company's sales in the second and third quarters of the year to be lower than sales in the first and fourth quarters. Since 1995, there have been significant departures from that pattern because significant increases in volumes with B.Braun/McGaw and Abbott have often offset the expected seasonal sales decline. Further, those I.V. product manufacturers order bulk non-sterile product many months before sale to the healthcare facility to allow for normal manufacturing times. Thus, Management believes that the large percentage of sales to I.V. product manufacturers could lead to non-seasonal quarterly fluctuations in net sales because their ordering patterns may not directly reflect their current sales volumes.

     Gross margin was 59% during the first quarter of 1999 compared to 58% during the same period last year. Although average selling prices have continued to decrease, increases in production volume resulted in greater absorption of overhead and a decrease in unit manufacturing costs. Management believes that the gross margin percentage for the full year 1999 will be slightly lower than that achieved in the first quarter of 1999 as average unit sales prices continue to decrease.

     Selling, general and administrative expenses ("SG&A"), excluding research and development expenses, increased $199,000 to $3,370,000, and decreased as a percentage of net sales to 29% during the first quarter of 1999 compared to 32% during the same period last year. Sales and marketing expenses increased in the first quarter of 1999 over the levels in the first quarter of 1998 because of the introduction of new products and expansion of the business. That increase was largely offset by a reduction in litigation costs.

     Research and development expenses ("R&D") decreased in the first quarter of 1999 as compared with the first quarter of 1998. The level of R&D activity is down from last year as the R&D work on the CLC 2000 and 1o2 Valve is substantially complete. Resources are currently being devoted to sustaining engineering. Management expects R&D expense to increase later in 1999 for clinical evaluations of the new CLC 2000. However, no assurance can be given that such costs will not differ materially from current estimates or that the R&D will be completed as expected.

     Income from operations increased $788,000 or 34% and was 27% of net sales in the first quarter of 1999, as compared with 24% in the first quarter of 1998. Gross profit increased $894,000 while operating expenses increased only $106,000.

     Net income increased 32% to $2,184,000 in the first quarter of 1999 as compared with $1,660,000 in the comparable period last year, principally because of the increase in income from operations.. Net income per share - diluted increased $0.05 or 25%, in the first quarter of 1999 over the first quarter of 1998.


Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 1999, the Company's cash and cash equivalents and investment securities position increased $1,111,000 to $39,200,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment.

     Management expects that sales of the Company's products will continue to grow in 1999. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, the Company's working capital requirements may increase in the foreseeable future.

     Management currently expects that capital expenditures for property and equipment will be between approximately $12 million and $16 million in 1999 to meet the growth in CLAVE and other products. Most of the additions will be in the Company's San Clemente, California production facilities and will be for molding machines, molds and automated assembly machines. In addition, the Company, in April 1999 purchased a 28,000 square foot building near its other two buildings in San Clemente to accommodate its expansion, and costs will be incurred to add improvements to that building and one of the Company's existing buildings.

     The Company has not purchased treasury stock since August 1998, but may purchase additional shares in the future. However, future acquisitions, if any, will depend on market conditions and other factors.

     The Company believes that its existing working capital, supplemented by income from operations, will be sufficient to fund capital expenditures and increased working capital requirements for the foreseeable future.

Year 2000 Compliance
--------------------

     Many older computer programs use only the last two digits to refer to a year. Therefore, they do not properly recognize a year that begins with "20" rather than "19." This is referred to as the Year 2000, or Y2K problem. The Y2K problem has been eliminated in many new programs and systems, which are said to be "Y2K compliant." The Company has substantially completed its initial assessment of Y2K and believes, based on manufacturers' specifications and subject to completion of testing in 1999, that substantially all of its information technology ("IT") systems and applications and related hardware and its non-IT systems (e.g. manufacturing systems) are Y2K compliant. The Company will attempt to assess in the second and third quarters of 1999 whether third parties with whom it deals, such as customers, vendors and governments have any Y2K problems that could affect the Company; such problems could result in interruptions in delivery of services and materials and payments, among other things. The Company has not developed Y2K non-compliance contingency plans, but will consider the need for such plans upon completion of the Y2K compliance assessments. Costs to assure Y2K compliance have so far been and are expected to remain nominal.

     While the Company is not currently aware of any Y2K compliance problems in its own systems, Y2K compliance of those systems cannot be assured until completion of testing. Further, the Company cannot assure that the information it receives from third parties about their Y2K compliance will be meaningful or accurate. Failure to achieve compliance for the Company's systems, or failure of significant third parties with which the Company deals to achieve Y2K compliance, could have a material adverse effect on the Company's operations.

Forward Looking Statements
--------------------------
Various portions of this Report, including this Management's Discussion and Analysis, describe trends in the Company's business and finances that Management perceives and state some of its expectations and beliefs about the Company's future. These statements about the future are "forward looking statements," and the Company identifies them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to Management and assumptions that Management believes are reasonable, but Management does not intend the statements to be representations as to future results. They include, among other things, statements about:

 . future operating results and various elements of operating results, including sales and unit volumes of products, production costs, gross margins, and research and development expense;
 . factors affecting operating results, such as shipments to specific customers, product mix, selling prices, the market shift to needleless products, achievement of business expansion goals, development of innovative systems capabilities, sales of new products, production engineering and validation, manufacturing efficiencies, production volumes, overhead absorption, expansion of markets and distribution costs, seasonality and customers' ordering patterns;
 .  new contracts with buying organizations and dependence on a small number of customers;
 . competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices and market acceptance of innovative ordering and distribution systems;
 .  working capital requirements, capital expenditures and common stock repurchases; and
 .  Y2K issues.

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

     Third, the Company's actual future operating results are subject to other important factors that the Company cannot predict or control, including among others the following:

 .  general economic and business conditions;
 .  the effect of price and safety considerations on the healthcare industry;
 .  competitive factors, such as product innovation, new technologies, marketing and distribution strength and price erosion;
 .  unanticipated market shifts and trends;
 .  the impact of legislation affecting government reimbursement of healthcare costs;
 . changes by the Company's major customers and independent distributors in their strategies that might affect their efforts to market the Company's products;
 .  unanticipated production problems; and
 . the availability of patent protection and the cost of enforcing and of defending patent claims.

     The Company disclaims any obligation to update the statements or to announce publicly the result of any revision to any of the statements contained herein to reflect future events or developments.


                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     On April 7, 1998, in an action entitled Allen Petty, dba Carmel Development
                                             -----------------------------------
International v. ICU Medical, Inc., an Orange County, California, Superior Court
---------------------------------
jury rendered a verdict in favor of the Plaintiff and against the Company in the sum of $795,448 in an action brought by the Plaintiff for commissions allegedly owed him. On June 23, 1998, the Court reduced the judgement to $727,522 ($673,142 plus certain expenses), but denied the balance of the Company's motion to set aside the jury verdict. The Company believes the verdict is against the facts in the case and is contrary to well established law, and has appealed to have the balance of the judgement overturned. In view of the Court decision in June 1998 and the uncertainties of the appeal process, the Company accrued a provision for this matter in its June 1998 financial statements.


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

Item 2.  Changes in Securities
------------------------------
Inapplicable

Item 3.  Default Upon Senior Securities
---------------------------------------
Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The following is a description of matters submitted to a vote or Registrant's stockholders at its annual Meeting of Stockholders held on April 24, 1998:

     A. John J. Connors, Esq. And Michael T. Kovalchik, III, M.D. were elected as directors to hold office until the 2002 Annual Meeting. Votes cast for and withheld with respect to the nominee were as follows:

                                   Votes For               Votes Withheld
                                   ---------               --------------
J. Connors, Esq.                   6,951,091                  249,802
Michael T. Kovalchik, III, M.D.    6,950,911                  249,982


The terms of the following directors continued after the Annual Meeting:

Jack W. Brown                            George A. Lopez, M.D.
Richard H. Sherman, M.D.                 Robert S. Swinney, M.D.

     B. A brief description of each other matter voted upon at the meeting and votes cast for, against and abstentions and broker non-votes as to each such matter are as follows:



                                                                                          Broker
                                                  For          Against      Abstain      Non-Vote
                                                  --           -------      ------       --------
Proposal to approve an amendment of the         3,578,417      2,023,069    26,823       1,572,584
ICU Medical, Inc. Amended and Restated
1993 Stock Incentive Plan

Proposal to ratify the selection of Arthur      7,184,512          7,672     8,708               0
Andersen LLP as auditors for Registrant

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

27    Financial Data Schedule

(b)  Reports on Form 8-K:

Registrant filed the following Reports on Form 8-K during the quarter for which this Report is filed:

   Item 5 -- February 9, 1999

   Item 5 -- February 23, 1999



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                            Date:  May 4, 1999
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
 Chief Accounting Officer)