Form 10-Q
period 1999-06-30
ICU MEDICAL INC/DE
filed 1999-08-16
CIK 883984

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:   June 30, 1999

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

                   Yes XXX                            No____
                       ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

             Class                      Outstanding at July 31, 1999
             -----                      ----------------------------
             Common                              8,204,493

                               ICU Medical, Inc.

                                     Index


Part I - Financial Information                                                       Page Number
------------------------------                                                       -----------
Item 1.  Financial Statements
Consolidated Balance Sheets, June 30, 1999 and
December 31, 1998                                                                         3

Consolidated Statements of Income for the three months
ended June 30, 1999 and 1998                                                              4

Consolidated Statements of Income for the six months
ended June 30, 1999 and 1998                                                              5

Consolidated Statements of Cash Flows for the six
months ended June 30, 1999 and 1998                                                       6

Notes to Consolidated Financial Statements                                                7

Item 2.
-------

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                       8

Item 3.
-------
Quantitative and Qualitative Disclosures About Market Risk                          Not Applicable

Part II - Other Information                                                              15
---------------------------

Signatures                                                                               16

                               ICU Medical, Inc.
                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998
              (all dollar amounts in thousands except share data)

                                    ASSETS


                                                                                          6/30/99      12/31/98
                                                                                        ----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                              $ 1,967      $ 2,048
   Liquid investments                                                                      36,191       36,041
                                                                                          -------      -------
       Cash and liquid investments                                                         38,158       38,089
   Accounts receivable, net of allowance for doubtful accounts of $324
       and $342 as of June 30, 1999 and December 31, 1998, respectively                     6,100        6,492
   Inventories                                                                              2,044        1,991
   Prepaid expenses and other                                                                 291          385
   Deferred income taxes - current portion                                                    991          991
                                                                                          -------      -------
            Total current assets                                                           47,584       47,948
                                                                                          -------      -------

PROPERTY AND EQUIPMENT, at cost:
  Machinery and equipment                                                                   9,160        8,225
  Furniture and fixtures                                                                    2,195        2,044
  Molds                                                                                     3,789        3,710
  Land, building and building improvements                                                  7,197        7,191
  Construction in process                                                                   9,668        1,703
                                                                                          -------      -------
                                                                                           32,009       22,873
  Less--Accumulated depreciation                                                          (10,276)      (9,109)
                                                                                          -------      -------
                                                                                           21,733       13,764
                                                                                          -------      -------
DEFERRED INCOME TAXES                                                                          92           92
OTHER ASSETS                                                                                  710          555
                                                                                          -------      -------
                                                                                          $70,119      $62,359
                                                                                          =======      =======

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                         $   991      $   683
 Accrued liabilities                                                                        4,790        3,448
                                                                                          -------      -------
            Total current liabilities                                                       5,781        4,131
                                                                                          -------      -------

STOCKHOLDERS' EQUITY:
 Convertible preferred stock, $1.00 par value
  Authorized -- 500,000 shares, issued and outstanding -- none                               -              -
 Common stock, $0.10 par value-
  Authorized -- 20,000,000 shares, issued -- 8,867,162 shares                                 887          887
 Additional paid-in capital                                                                40,776       40,241
 Treasury stock -- 668,169 and 807,847 shares at
  June 30, 1999 and December 31, 1998, respectively                                        (5,698)      (7,117)
 Retained earnings                                                                         28,373       24,217
                                                                                          -------      -------
            Total stockholders' equity                                                     64,338       58,228
                                                                                          -------      -------
                                                                                          $70,119      $62,359
                                                                                          =======      =======

 The accompanying notes are an integral part of these consolidated financial statements.

                               ICU Medical, Inc.
                       Consolidated Statements of Income
                          For the Three Months Ended
                        June 30, 1999 and June 30, 1998
            (all dollar amounts in thousands except per share data)

                                                                        For the Three Months Ended
                                                                    -----------------------------------
                                                                        6/30/99            6/30/98
                                                                    ----------------   ----------------
NET SALES                                                                $  11,699          $  10,430
COST OF GOODS SOLD                                                           5,097              4,368
                                                                         ---------          ---------
  Gross profit                                                               6,602              6,062
                                                                         ---------          ---------
OPERATING EXPENSES:
 Selling, general and administrative                                         3,096              3,357
 Research and development                                                      308                253
                                                                         ---------          ---------
  Total operating expenses                                                   3,404              3,610
                                                                         ---------          ---------

  Income from operations                                                     3,198              2,452
INVESTMENT INCOME                                                              362                337
                                                                         ---------          ---------
  Income before income taxes                                                 3,560              2,789

PROVISION FOR INCOME TAXES                                                   1,340              1,070
                                                                         ---------          ---------
NET INCOME                                                               $   2,220          $   1,719
                                                                         =========          =========


NET INCOME PER SHARE
  Basic                                                                      $0.27              $0.21
  Diluted                                                                    $0.25              $0.20
                                                                         =========          =========

WEIGHTED AVERAGE NUMBER OF SHARES
  Basic                                                                  8,193,938          8,078,362
  Diluted                                                                8,749,597          8,469,353
                                                                         =========          =========


                               ICU Medical, Inc.
                       Consolidated Statements of Income
                           For the Six Months Ended
                        June 30, 1999 and June 30, 1998
            (all dollar amounts in thousands except per share data)

                                                                        For the Six Months Ended
                                                                   ---------------------------------

                                                                        6/30/99          6/30/98
                                                                   ---------------- ----------------

NET SALES                                                               $ 23,141         $ 20,412
COST OF GOODS SOLD                                                         9,830            8,535
                                                                        --------         --------
  Gross profit                                                            13,311           11,877
                                                                        --------         --------

OPERATING EXPENSES:
 Selling, general and administrative                                       6,466            6,528
 Research and development                                                    513              551
                                                                        --------         --------
  Total operating expenses                                                 6,979            7,079
                                                                        --------         --------
  Income from operations                                                   6,332            4,798

INVESTMENT INCOME                                                            712              671
                                                                        --------         --------
  Income before income taxes                                               7,044            5,469
PROVISION FOR INCOME TAXES                                                 2,640            2,090
                                                                        --------         --------
NET INCOME                                                              $  4,404         $  3,379
                                                                        ========         ========


NET INCOME PER SHARE
  Basic                                                                    $0.54            $0.42
  Diluted                                                                  $0.50            $0.40
                                                                        ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES
  Basic                                                                8,155,432        7,950,696
  Diluted                                                              8,783,089        8,375,356
                                                                   ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                               ICU Medical, Inc.
                     Consolidated Statements of Cash Flows
                           For the Six Months Ended
                        June 30, 1999 and June 30, 1998
                       (all dollar amounts in thousands)
                                  (unaudited)

                                                                          For the Three Months Ended
                                                                          --------------------------
                                                                            6/30/99      6/30/98
                                                                          ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $ 4,404      $ 3,379
Adjustments to reconcile net income to net cash
 provided by operating activities --
 Depreciation and amortization                                                 1,407        1,206
 Net change in current assets and current liabilities, and other               1,864       (1,152)
                                                                             -------      -------
 Net cash provided by operating activities                                     7,675        3,433
                                                                             -------      -------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                          (9,312)      (3,237)
 Net change in liquid investments                                               (150)      (2,800)
                                                                             -------      -------
 Net cash (used in) investing activities                                      (9,462)      (6,037)
                                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock
  options and related income tax benefits, and other                           1,706        3,252
                                                                             -------      -------
 Net cash provided by financing activities                                     1,706        3,252
                                                                             -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (81)         648


CASH AND CASH EQUIVALENTS, beginning of the period                             2,048        2,962
                                                                             -------      -------

CASH AND CASH EQUIVALENTS, end of the period                                 $ 1,967      $ 3,610
                                                                             =======      =======






 The accompanying notes are an integral part of these consolidated financial statements.

                               ICU Medical, Inc.

                   Notes to Consolidated Financial Statements
                                 June 30, 1999
                       (All dollar amounts in thousands)
                                  (unaudited)

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

Note 2:  Inventories consisted of the following:

                                     6/30/99             12/31/98
                                    --------            ---------
Raw material                        $  1,316            $   1,121
Work in process                          500                  509
Finished goods                           228                  361
                                    --------            ---------
Total                               $  2,044            $   1,991
                                    ========            =========

Note 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 555,659 and 390,991 for the three months ended June 30, 1999 and 1998, respectively and 627,657 and 424,660 for the six months ended June 30, 1999 and 1998, respectively.

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

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


General
-------

     The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

===========================================================================================================================
                                                                                                          YTD         YTD
Product Line                                 1996        1997        1998        Q2-98       Q2-99       Q2-98       Q2-99
---------------------------------------------------------------------------------------------------------------------------
CLAVE(R)                                      68%         65%         69%         73%         71%         71%         70%
---------------------------------------------------------------------------------------------------------------------------
Click Lock(R) and Piggy Lock(R)               12%          7%          4%          3%          3%          4%          3%
---------------------------------------------------------------------------------------------------------------------------
McGaw Protected Needle                         8%          5%          4%          6%          3%          5%          3%
---------------------------------------------------------------------------------------------------------------------------
Lopez Valve(R) and other                       4%          4%          5%          2%          4%          4%          4%
---------------------------------------------------------------------------------------------------------------------------
RF100-RF150 ("Rhino")                          3%          7%          5%          4%          6%          5%          6%
---------------------------------------------------------------------------------------------------------------------------
Budget Medical Products                        2%          6%          8%          7%          9%          6%         10%
---------------------------------------------------------------------------------------------------------------------------
McGaw SafeLine Revenue Sharing                 3%          6%          5%          5%          4%          5%          4%
---------------------------------------------------------------------------------------------------------------------------
Total                                        100%        100%        100%        100%        100%        100%        100%
===========================================================================================================================

     The Company sells its products to independent distributors and through supply and distribution agreements with B.Braun Medical, Inc. ("B.Braun/McGaw"), Abbott Laboratories ("Abbott") (the "B.Braun/McGaw Agreement" and the "Abbott Agreement," respectively) and C. R. Bard, Inc. ("Bard"). Most independent distributors handle the full line of the Company's products. B.Braun/McGaw and Abbott both purchase CLAVE products, principally bulk, non-sterile connectors. B.Braun/McGaw also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott. Bard distributes the Lopez Valve under a five-year agreement signed in June 1999.

     The B.Braun/McGaw Agreement extends to December 2002, and has extension provisions beyond then.

     In January 1999, the Company and Abbott agreed to a significant expansion of their agreement for CLAVE products. The new agreement has assurances of substantial increases in sales unit volume, accompanied by price reductions. The new agreement was extended from April 2002 to December 2009, and designates the Company as Abbott's preferred supplier for all Abbott's needlefree technology. In July 1999 the contract was amended to add the CLC 2000(TM) to the agreement.

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

Quarter Ended June 30, 1999 Compared to the Same Quarter Last Year
------------------------------------------------------------------

     Net sales increased $1,269,000, or approximately 12%, to $11,699,000 in the second quarter of 1999, compared to $10,430,000 during the same period last year. The increase was primarily attributable to a 9% increase in sales of CLAVE products, including custom CLAVE I.V. sets sold by the Company's subsidiary, Budget Medical Products ("BMP").

     Net sales to Abbott in the second quarter of 1999 were $5,166,000, as compared with net sales of $2,535,000 in the second quarter of 1998. Net sales of CLAVE products increased to $4,477,000 in the second quarter of 1999 from $2,183,000 in the second quarter of 1998 on a greater than three-fold increase in unit volume. The balance of the increase in net sales to Abbott was in the low-priced Rhino. Based on communication with Abbott, Management does not expect net sales to Abbott in the second half of 1999 to be any greater than they were in the second half 1998; that would be substantially less than the net sales in the first half of 1999. However, Management does expect continued increases in sales volume with Abbott after 1999. There can be no assurance as to the amount or timing of future sales to Abbott and whether Management's expectations will be realized.

     Net sales to B.Braun/McGaw, including revenue sharing, amounted to $3,206,000 in the second quarter of 1999, as compared with $4,617,000 in the second quarter of 1998. CLAVE net sales decreased $1,203,000 on a decrease in unit shipments. Estimated revenue sharing payments due on B.Braun/McGaw sales of its SafeLine products and sales of McGaw Protected Needle both decreased from last year. The decline in net sales of CLAVE products to B.Braun/McGaw was principally because of the timing of orders and inventory reductions by B.Braun/McGaw. Management expects unit shipments and net sales of CLAVE products to B.Braun/McGaw in the second half of 1999 to exceed those in the second half of 1998, although there is no assurance that these expectations will be realized. Management expects that net sales of the McGaw Protected Needle will continue to decline as the market for safe connectors continues its shift to needleless technology. Management expects that SafeLine revenue sharing payments will continue, although it is unable to accurately forecast such amounts.

     Total net sales of CLAVE Products increased from $7,627,000 in the second quarter of 1998 to $8,270,000 in the second quarter of 1999, or 8%. The increase in unit shipments was approximately

75%, substantially all of which was accounted for by Abbott. Unit shipments to independent distributors were virtually unchanged. Average net selling prices decreased approximately 35% on a year-to-year basis in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to Abbott and B.Braun/McGaw. Management expects unit shipments of CLAVE Products to independent distributors in 1999 to be at or somewhat below those for 1998. Net sales of CLAVE Products to independent distributors are expected to decrease as average selling prices continue to decline.

     Net sales of Click Lock and Piggy Lock decreased approximately 9% in the second quarter of 1999 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

     Net sales of the Lopez Valve increased 75% in the second quarter compared to the same period last year due to an increase in unit shipments. Management expects that net sales of the Lopez Valve will continue to increase for the rest of 1999 on increased shipments to independent distributors and to Bard under the new agreement.

     Net sales of custom I.V. sets through the Company's wholly-owned subsidiary, Budget Medical Products ("BMP") increased to $1,075,000 in the second quarter of 1999, as compared with $681,000 in the second quarter of 1998, principally because of increased unit shipments of custom I.V. sets incorporating the CLAVE. BMP's production, much of which is performed manually, is relatively labor-intensive, resulting in a generally lower gross profit margin than for the Company's other products. The Company is continuing steps to expand BMP by increasing systems capabilities, improving manufacturing efficiency, reducing labor cost and enhancing distribution. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results. However, even if they are successful, Management expects that gross profit margins in BMP will continue to be lower than the average historical gross profit margins recorded by the Company because production of its products will continue to be relatively labor intensive. BMP has moved substantially all of its manual assembly operations to the facility that the Company opened in December 1998 in Ensenada, Baja California, Mexico. BMP had an improved gross profit in the first and second quarters of 1999 and was profitable in both quarters.

     Total sales to foreign distributors, principally in Europe, were $359,000 in the second quarter of 1999, as compared with $332,000 in the second quarter of 1998. (Those amounts do not include distribution in Canada.) The Company had a small operating loss on international operations in the first and second quarters of 1999. In April 1998, BOC OHMEDA AB ("Ohmeda"), who was the Company's principal distributor in Europe, sold its European distribution to a competitor of the Company, and the Company has terminated substantially all distribution by Ohmeda since August 1998. The Company believes that the loss of distribution through Ohmeda had an adverse effect on the amount of European sales. The Company is currently making new distribution arrangements in Europe. Management expects that its sales to European and other foreign distributors will increase in the future, although there can be no assurance that it will succeed in arranging new distribution in Europe or increase sales in Europe or other areas outside the United States.

     In November 1997, the Company commenced marketing the CLC 2000, a one piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Although the Company expects CLC 2000 sales to increase throughout 1999 based current conditions, sales to date have not been significant and the Company does not expect CLC 2000 sales to make a significant contribution to total sales for 1999. However, there can be no assurance as to the amount or timing of future CLC 2000 sales.

     In November 1998, the Company introduced the 1o2 Valve(TM), the first one-way or two-way drug delivery system. The Company continues to work at overcoming delays in production but did commence limited shipments to customers late in the second quarter of 1999. However, there can be no assurance as to when significant shipments will commence.

     In the second quarter of 1999, the Company continued development work on SetFinder(TM), which will directly distribute commodity-type standard I.V. sets. Orders will be taken over the internet at a special "web-site" named setfinder.com. Proprietary technology will enable the Company to minimize working capital requirements. SetFinder products will be assembled at BMP's facility in Mexico. Management expects to launch setfinder.com later in 1999. Because significant innovation is required to launch and operate setfinder.com, there is no assurance that it will be launched successfully or that current plans for SetFinder will not change materially. Further, even if it is launched, there can be no assurance that it will achieve sales and the amount of future operating profits or losses is dependent upon future development of the SetFinder business, the outcome of which is not known at this time.

     Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. That would generally cause the Company's sales in the second and third quarters of the year to be lower than sales in the first and fourth quarters. Since 1995, there have been significant departures from that pattern because significant increases in sales volumes with B.Braun/McGaw and Abbott have often offset the expected seasonal sales decline. Further, those I.V. product manufacturers order bulk non-sterile product many months before sale to the healthcare facility to allow for normal manufacturing times. Thus, Management believes that the large percentage of sales to I.V. product manufacturers could lead to non-seasonal quarterly fluctuations in net sales because their ordering patterns may not directly reflect their current sales volumes.

     Because of the expected decline in net sales to Abbott in the second half of 1999 as compared to the first half of 1999, Management currently expects total net sales in the second half of 1999 to be somewhat less than the total net sales of $23,141,000 in the first half of 1999. There can be no assurance as to the amount or timing of future sales and whether Management's expectations will be realized.

     Gross margin was 56% during the second quarter of 1999 compared to 58% during the same period last year. The decrease in the gross margin resulted from a decrease in average selling prices that was not entirely offset by a decrease in unit manufacturing costs. Management currently believes that the gross margin percentage for the remainder of 1999 will be slightly lower than that for the second quarter of 1999. The future gross margin is dependent upon average selling prices, actual production costs and overhead absorption through production volume. There can be no assurance that the company will be able to maintain production volumes, which are dependent upon fluctuating sales volumes, or selling prices, at levels necessary to realize its expectations as to the gross margin for the remainder of 1999.

     Selling, general and administrative expenses ("SG&A"), excluding research and development expenses, decreased 8% to $3,096,000, and decreased as a percentage of net sales to 26% during the second quarter of 1999 compared to 32% during the same period last year. A significant decrease in litigation costs was only partially offset by increased sales and marketing expenses related to the introduction of new products and expansion of the business.

     Research and development expenses ("R&D") were higher in the second quarter of 1999 than in the same quarter of 1998, and increased as a percentage of net sales to 3% from 2%. Management expects R&D expenses to continue to increase as the year progresses because of the clinical evaluations of the new CLC 2000. However, no assurance can be given that such costs will not differ materially from those estimates or that the R&D will be completed as expected.

     Income from operations increased 30%, because of the increase in net sales and reduction in SG&A expenses.

     Net income increased 29% to $2,220,000 in the second quarter of 1998 as compared with $1,719,000 in the comparable period last year. Net income per share - diluted increased $0.05 or 25%, in the second quarter of 1999 over the second quarter of 1998.


Six Months Ended June 30, 1998 Compared to the Same Six Months Last Year
------------------------------------------------------------------------

     Net sales increased $2,729,000, or approximately 13%, to $23,141,000 in the first six months of 1999 compared to $20,412,000 during the same period last year. The increase was primarily attributable to increased sales of CLAVE products including custom CLAVE I.V. sets sold by BMP.

     Gross margin was 58% during the first six months of 1999 and 1998. Although average selling prices have continued to decrease over the first six months of 1999, this was offset by a decrease in unit manufacturing costs.

     Selling, general and administrative expenses ("SG&A"), excluding research and development expenses, decreased slightly to $6,466,000, and decreased as a percentage of net sales to 28% during the first half of 1999 compared to 32% during the first half of 1998. In the first half of 1998, there were significant costs related to patent litigation in which the Company was the plaintiff and which was settled in the second quarter of 1998. The costs of that and other litigation in the first half of 1998 was significantly higher than litigation costs in the first half of 1999. The decrease in litigation costs was partially offset by increased sales and marketing costs related to the introduction of new products and the expansion of the business.

Liquidity and Capital Resources
-------------------------------

     During the six months ended June 30, 1999, the Company's cash and cash equivalents and investment securities position increased $69,000 to $38,158,000. Cash provided by operating activities and the exercise of stock options was largely offset by the cost of additions to property and equipment.

     Management expects that sales of the Company's products will continue to grow after 1999. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, the Company's working capital requirements may increase in the foreseeable future.

     Management currently expects that capital expenditures for property and equipment will be between approximately $14 million and $16 million in 1999 to meet the future growth in CLAVE and other products. Most of the additions will be in the Company's San Clemente, California production facilities and will be for molding machines, molds and automated assembly machines, which are expected to be placed in service later in 1999 or in 2000. In addition, the Company, in April 1999 purchased a 28,000 square foot building near its other two buildings in San Clemente to accommodate its expansion, and costs will be incurred to add improvements to that building and one of the Company's existing buildings.

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

Year 2000 Compliance
--------------------

     Many older computer programs use only the last two digits to refer to a year. Therefore, they do not properly recognize a year that begins with "20" rather than "19." This is referred to as the Year 2000, or Y2K problem. The Y2K problem has been eliminated in many new programs and systems, which are said to be "Y2K compliant." The Company has substantially completed its initial assessment of Y2K and believes, based on manufacturers' specifications and subject to completion of testing in 1999, that substantially all of its information technology ("IT") systems and applications and related hardware and its non-IT systems (e.g. manufacturing systems) are Y2K compliant. The Company will attempt to assess in the third quarter of 1999 whether third parties with whom it deals, such as customers, vendors and governments have any Y2K problems that could affect the Company; such problems could result in interruptions in delivery of services and materials and payments, among other things. The Company has not developed Y2K non-compliance contingency plans, but will consider the need for such plans upon completion of the Y2K compliance assessments. Costs to assure Y2K compliance have so far been and are expected to remain nominal.

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

Forward Looking Statements
--------------------------

     Various portions of this Report, including this Management's Discussion and Analysis, describe trends in the Company's business and finances that Management perceives and state some of its expectations and beliefs about the Company's future. These statements about the future are "forward looking statements," and the Company identifies them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to Management and assumptions that Management believes are reasonable, but Management does not intend the statements to be representations as to future results. They include, among other things, statements about:

 . future operating results and various elements of operating results, including sales and unit volumes of products, production costs, gross margins, and research and development expense;
 . factors affecting operating results, such as shipments to specific customers, product mix, selling prices, the market shift to needleless products, achievement of business expansion goals, development of innovative systems capabilities, sales of new products, manufacturing efficiencies, production volumes, overhead absorption, expansion of markets, seasonality and customers' ordering patterns;
 .  new contracts with buying organizations and dependence on a small number of customers;
 . competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices;
 .  working capital requirements, capital expenditures and common stock repurchases; and
 .  Y2K issues.

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

Item 2.  Changes in Securities
------------------------------
Inapplicable

Item 3.  Default Upon Senior Securities
---------------------------------------
Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     See Item 4 in the Quarterly Report or Form 10-Q for the quarter ended March 31, 1999 for a description of matters submitted to a vote or Registrant's stockholders at its annual Meeting of Stockholders held on April 24, 1999.

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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                               Date:  August 13, 1999
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
 Chief Accounting Officer)