Form 10-Q
period 2000-03-31
ICU MEDICAL INC/DE
filed 2000-04-28
CIK 883984

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

---
 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                    THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

                                       OR

---
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                   THE SECURITIES EXCHANGE ACT OF 1934

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

                      Yes XXX                        No
                          ---                          ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

                       Class              Outstanding at April 19, 2000
                       -----              -----------------------------
                       Common                       8,298,039

                                ICU MEDICAL, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

Consolidated Balance Sheets, March 31, 2000 and
December 31, 1999                                                        3

Consolidated Statements of Income for the three months
ended March 31, 2000 and 1999                                            4

Consolidated Statements of Cash Flows for the three months
ended March 31, 2000 and 1999                                            5

Notes to Consolidated Financial Statements                               6


ITEM 2.
-------

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      7


ITEM 3.
-------
Quantitative and Qualitative Disclosures About Market Risk       Not Applicable



PART II - OTHER INFORMATION                                             13
---------------------------

SIGNATURES                                                              15


                                                    ICU MEDICAL, INC.
                                               Consolidated Balance Sheets
                                          March 31, 2000 and December 31, 1999
                                   (all dollar amounts in thousands except share data)

                                                         ASSETS

                                                                                     03/31/2000               12/31/99
                                                                                ----------------       ----------------
CURRENT ASSETS:                                                                      (unaudited)
       Cash and cash equivalents                                                $         2,398        $         1,901
       Liquid investments                                                                40,041                 36,541
                                                                                ----------------       ----------------
             Cash and liquid investments                                                 42,439                 38,442

       Accounts receivable, net of allowance for doubtful accounts of $461
             and $368 as of March 31, 2000 and December 31, 1999, respectively            8,612                  7,129
       Inventories                                                                        1,331                  2,056
       Prepaid expenses and other                                                           340                    402
       Deferred income taxes - current portion                                            1,345                  1,345
                                                                                ----------------       ----------------
                Total current assets                                                     54,067                 49,374
                                                                                ----------------       ----------------

PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                                               12,173                 12,173
  Machinery and equipment                                                                13,883                 13,752
  Furniture and fixtures                                                                  2,575                  2,524
  Molds                                                                                   5,617                  5,608
  Construction in process                                                                 4,213                  2,866
                                                                                ----------------       ----------------
                                                                                         38,461                 36,923
  Less--Accumulated depreciation                                                        (13,660)               (12,483)
                                                                                ----------------       ----------------
                                                                                         24,801                 24,440
                                                                                ----------------       ----------------
DEFERRED INCOME TAXES                                                                       806                    806
OTHER ASSETS                                                                                866                    744
                                                                                ----------------       ----------------
                                                                                $        80,540        $        75,364
                                                                                ================       ================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $         1,505        $           965
     Accrued liabilities                                                                  6,165                  6,385
                                                                                ----------------       ----------------
                Total current liabilities                                                 7,670                  7,350
                                                                                ----------------       ----------------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized -- 500,000 shares, issued and outstanding -- none                          -                      -
     Common stock, $0.10 par value-
        Authorized -- 20,000,000 shares, issued -- 8,867,162 shares                         887                    887
     Additional paid-in capital                                                          41,283                 40,843
     Treasury stock -- 569,123 and 765,123 shares at
        March 31, 2000 and December 31, 1999, respectively                               (5,520)                (7,153)
     Retained earnings                                                                   36,220                 33,437
                                                                                ----------------       ----------------
                Total stockholders' equity                                               72,870                 68,014
                                                                                ----------------       ----------------
                                                                                $        80,540        $        75,364
                                                                                ================       ================


                The accompanying notes are an integral part of these consolidated financial statements.



                                                    ICU MEDICAL, INC.
                                            Consolidated Statements of Income
                                               For the Three Months Ended
                                            March 31, 2000 and March 31, 1999
                                 (all dollar amounts in thousands except per share data)
                                                       (unaudited)

                                                                                  For the Three Months Ended
                                                                             --------------------------------------

                                                                                3/31/2000             3/31/1999
                                                                             ----------------      ----------------
NET SALES                                                                    $        14,249       $        11,442
COST OF GOODS SOLD                                                                     6,019                 4,733

                                                                             ----------------      ----------------
        Gross profit                                                                   8,230                 6,709
                                                                             ----------------      ----------------

OPERATING EXPENSES:
     Selling, general and administrative                                               3,870                 3,370
     Research and development                                                            241                   205

                                                                             ----------------      ----------------
        Total operating expenses                                                       4,111                 3,575
                                                                             ----------------      ----------------

        Income from operations                                                         4,119                 3,134

INVESTMENT INCOME                                                                        493                   350
                                                                             ----------------      ----------------

        Income before income taxes                                                     4,612                 3,484

PROVISION FOR INCOME TAXES                                                             1,740                 1,300
                                                                             ----------------      ----------------

NET INCOME                                                                   $         2,872       $         2,184
                                                                             ================      ================
NET INCOME PER SHARE
        Basic                                                                $          0.35       $          0.27
        Diluted                                                              $          0.33       $          0.25
                                                                             ================      ================
WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                                                      8,200,286             8,116,925
        Diluted                                                                    8,658,759             8,816,581
                                                                             ================      ================


                     The accompanying notes are an integral part of these consolidated financial statements.

                                                           4

                                                    ICU MEDICAL, INC.
                                          Consolidated Statements of Cash Flows
                                               For the Three Months Ended
                                            March 31, 2000 and March 31, 1999
                                            (all dollar amounts in thousands)
                                                       (unaudited)

                                                                                           For the Three Months Ended
                                                                                      --------------------------------------

                                                                                          3/31/2000             3/31/1999
                                                                                      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $         2,872       $         2,184
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                                                              1,238                   617
     Net change in current assets and current liabilities, and other                             (295)                1,265

                                                                                      ----------------      ----------------
     Net cash provided by operating activities                                                  3,815                 4,066
                                                                                      ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                       (1,802)               (4,468)
     Net change in liquid investments                                                          (3,500)                  698

                                                                                      ----------------      ----------------
     Net cash (used in) investing activities                                                   (5,302)               (3,770)
                                                                                      ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock
        options and related income tax benefits, and other                                      2,103                 1,512
     Purchase of treasury stock                                                                  (119)

                                                                                      ----------------      ----------------
     Net cash provided by financing activities                                                  1,984                 1,512
                                                                                      ----------------      ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         497                 1,808


CASH AND CASH EQUIVALENTS, beginning of the period                                              1,901                 2,049
                                                                                      ----------------      ----------------

CASH AND CASH EQUIVALENTS, end of the period                                          $         2,398       $         3,857
                                                                                      ================      ================

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                           5

                                ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                        (All dollar amounts in thousands)
                                   (unaudited)

NOTE 1: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of Management, necessary to a fair statement of the consolidated results for the interim periods presented, which adjustments consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders.

NOTE 2: Net inventories consisted of the following:

                                           3/31/00             12/31/99
                                        ------------         ------------

      Raw material                      $        849         $        962
      Work in process                            363                  287
      Finished goods                             119                  807
                                        ------------         ------------
      Total                             $      1,331         $      2,056
                                        ============         ============


NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 458,473 and 699,656 for the three months ended March 31, 2000 and 1999, respectively.

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

NOTE 5: The Company is involved in litigation with Medex, Inc. over patent matters. See Part II, Item 1, "Legal Proceedings."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

         The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

   ================================== ========== ========= ========== ========= ==========
   PRODUCT LINE                         1997       1998      1999      Q1-99      Q1-00
   ---------------------------------- ---------- --------- ---------- --------- ----------
   CLAVE(R)                              65%       69%        68%       69%        72%
   ---------------------------------- ---------- --------- ---------- --------- ----------
   CLC2000(TM)                            -         -          1%        -          3%
   ---------------------------------- ---------- --------- ---------- --------- ----------
   Click Lock(R) and Piggy Lock(R)        7%        4%         3%        4%         2%
   ---------------------------------- ---------- --------- ---------- --------- ----------
   McGaw Protected Needle                 5%        4%         3%        3%         2%
   ---------------------------------- ---------- --------- ---------- --------- ----------
   Lopez Valve(R) and other               4%        5%         4%        3%         4%
   ---------------------------------- ---------- --------- ---------- --------- ----------
   RF100-RF150 ("Rhino")                  7%        5%         6%        7%         5%
   ---------------------------------- ---------- --------- ---------- --------- ----------
   Custom I.V. Systems                    6%        8%        11%       10%         9%
   ---------------------------------- ---------- --------- ---------- --------- ----------
   B. Braun SafeLine Revenue Sharing      6%        5%         4%        4%         3%
   ---------------------------------- ---------- --------- ---------- --------- ----------
   Total                                100%       100%      100%       100%      100%
   ================================== ========== ========= ========== ========= ==========

         The Company sells its products to independent distributors and through supply and distribution agreements with B.Braun Medical, Inc. ("B.Braun"), Abbott Laboratories ("Abbott") (the "B.Braun Agreement" and the "Abbott Agreement," respectively) and C. R. Bard, Inc. ("Bard"). Most independent distributors handle the full line of the Company's products. B.Braun and Abbott both purchase CLAVE products, principally bulk non-sterile connectors. B.Braun also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott and, since July 1999, the CLC2000. Bard distributes the Lopez Valve under a five-year agreement signed in June 1999.

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

         The Company has commenced two initiatives that, if successful, will reduce its dependence on its current proprietary products. It is seeking to substantially expand its custom I.V. systems business with products sold to medical product manufacturers and independent distributors. It is also launching SETFINDER.COM, which will distribute commodity-type standard I.V. sets directly to healthcare providers, when not in common with the Company's I.V. sets handled by its other distributors. There is no assurance that either one of these initiatives will succeed.

         The Company is currently taking steps aimed at improving manufacturing efficiency principally by reducing labor costs and minimizing investment in inventory. The original focus was on production of custom I.V. systems, which is relatively labor intensive; it has now been expanded to include all the Company's automated and manual manufacturing operations. Substantially all manual assembly is now performed at the facility that the Company opened in December 1998 in Ensenada, Baja California, Mexico. In 1999, the Company made significant investment in automated molding and assembly equipment. Both of these steps should reduce unit production costs in 2000. Ongoing steps are aimed at increasing systems capabilities, improving manufacturing efficiency and enhancing distribution, as well as automation of the production of new products, such as the CLC2000 and the 1o2 Valve, and other products for which volume is growing. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         Effective January 1, 2000, the Company reoriented its manufacturing and distribution operations. Marketing and sales operations are now in four groups: medical product manufacturers under the ICU Medical name, independent domestic distributors under the Budget Medical Products ("BMP") name, international manufacturers and distributors under the ICU Medical name, and SetFinder. Manufacturing is in a separate group, producing products for the four marketing and sales groups. BMP, until this reorientation, had been responsible for marketing and sales of only custom I.V. systems to both independent distributors and medical product manufacturers. Because BMP now represents not a product line, but a distribution channel, the custom I.V. systems product line, formerly referred to as the BMP product line, is now referred to as the "custom I.V. systems" product line.

         Net sales for each distribution channel, based on the new grouping, were as follows:

============================================= ========== =========== ========== =========== ==========
CHANNEL                                         1997        1998       1999       Q1-99       Q1-00
--------------------------------------------- ---------- ----------- ---------- ----------- ----------
Medical product manufacturers                    52%        64%         71%        68%         75%
--------------------------------------------- ---------- ----------- ---------- ----------- ----------
Independent domestic distributors                45%        33%         25%        30%         22%
--------------------------------------------- ---------- ----------- ---------- ----------- ----------
International                                    3%          3%         4%          2%         3%
--------------------------------------------- ---------- ----------- ---------- ----------- ----------
Total                                           100%        100%       100%        100%       100%
============================================= ========== =========== ========== =========== ==========

QUARTER ENDED MARCH 31, 2000 COMPARED TO THE SAME QUARTER LAST YEAR
-------------------------------------------------------------------

         NET SALES increased $2,807,000, or approximately 25%, to $14,249,000 in the first quarter of 2000 compared to $11,442,000 during the same period last year. The increase was primarily attributable to increased sales of CLAVE products, including custom CLAVE I.V. systems.

         Net sales to Abbott in the first quarter of 2000 were $6,071,000, as compared with net sales of $5,508,000 in the first quarter of 1999. Net sales of CLAVE products to Abbott, excluding custom CLAVE I.V. systems, in the first quarter of 2000 were approximately the same as in the first quarter of 1999. An increase in unit volume was offset by a decrease in average selling prices. The increase in net sales to Abbott was in custom CLAVE I.V. systems and CLC2000. Based on terms of the Abbott agreement, Management expects a substantial increase in CLAVE unit and dollar sales volume with Abbott in 2000, although there is no assurance as to the amount or timing of such an increase.

         Net sales to B.Braun, including revenue sharing, amounted to $4,625,000 in the first quarter of 2000, as compared with $2,240,000 in the first quarter of 1999. Net sales of CLAVE products increased almost 300% on a substantial increase in unit volume. Changes in other product lines were not significant. Based on B.Braun's forecasts and market information, Management expects unit shipments and net sales of CLAVE products to B.Braun to increase over 1999 levels, although increases will likely be at a lower rate than in the first quarter of 2000, and there is no assurance that these expectations will be realized. Management expects net sales of the McGaw Protected Needle will continue to decline as the market for safe connectors continues its shift to needleless technology. Management expects that the SafeLine agreement, which expires in June 2000, will be extended, and that SafeLine revenue sharing payments will continue, but there is no certainty as to this matter or the amount of future payments, if any.

         Net sales to independent domestic distributors decreased approximately 8% from $3,412,000 in 1999 to $3,137,000 in 2000. This is attributed to a 12%
decrease in CLAVE and custom I.V. systems sales, caused principally by lower prices. Management expects a continued decrease in the net sales of standard CLAVE products to the independent domestic distributors, but expects later in 2000 that the decrease will be more than offset by sales of custom I.V. systems and new products such as the CLC2000 and the 1o2 Valve(TM). However, there is no assurance that the Company will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott and B.Braun. Management expects to encounter continued pricing pressure from individual end users, and expects continued declines in net prices to the independent distributors.

         Total sales to foreign distributors were $382,000 in the first quarter of 2000, as compared with $253,000 in the first quarter of 1999 (Those amounts do not include distribution in Canada.). The Company now has distribution arrangements in all the principal countries in Europe. Net sales to European customers increased 45% over the level in the first quarter of 1999. Management expects that its sales to European and other foreign customers will continue to increase in the future, although there is no assurance that those expectations will be realized.

         In the fourth quarter of 1999, the Company launched SetFinder, doing business as SETFINDER.COM. Net sales of SetFinder to date have not been significant. The Company expects to spend a significant amount to continue the launch and development of SetFinder in 2000. There is no assurance that SetFinder will achieve sales and the amount of future operating profits or losses is dependent upon the future development of the SetFinder business, the outcome of which is not known at this time.

         Total net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased to $10,242,000 in the first quarter of 2000 from $7,853,000 in the first quarter of 1999, or 30%. The increase in unit shipments was approximately 64%, almost all of which is accounted for by medical products manufacturers. Average net selling prices decreased approximately 21% in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to medical products manufacturers.

         In November 1997, the Company commenced marketing the CLC2000, a one-piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Net sales through most of 1999 were not significant, but sales to Abbott and the independent domestic distributors started to accelerate in late 1999. Abbott currently accounts for over half the net sales of the CLC2000. Management expects continued increases in CLC2000 sales, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of Click Lock and Piggy Lock decreased approximately 50% in the first quarter of 2000 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

         Net sales of Lopez Valve increased 37% in the first quarter compared to the same period last year due to an increase in unit shipments to independent domestic distributors. Management expects that net sales of the Lopez Valve will continue to increase for the remainder of 2000 on sales to independent domestic distributors and Bard.

         Net sales of custom I.V. systems were $1,295,000 in the first quarter of 2000, up from the $1,176,000 recorded in the first quarter of 1999. Unit sales increased approximately 33%, with most of that increase with the medical product manufacturers.

         In November 1998, the Company introduced the 1o2 Valve, the first one-way or two-way drug delivery system. The Company now believes it has overcome initial delays in production, and re-launched the product in January 2000. Sales to date have not been significant, and there is no assurance as to the amount or timing of future 1o2 Valve sales.

         Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. That would generally cause the Company's sales in the second and third quarters of the year to be lower than sales in the first and fourth quarters. Since 1995, there have been significant departures from that pattern because significant increases in volumes with B.Braun and Abbott have often offset the expected seasonal sales decline. Further, those medical product manufacturers order bulk non-sterile product many months before sale to the healthcare providers to allow for normal manufacturing lead-times. Thus, Management believes that the large percentage of sales to I.V. product manufacturers could lead to non-seasonal quarterly fluctuations in net sales because their ordering patterns may not directly reflect their current sales volumes.

         GROSS MARGIN was 58% during the first quarter of 2000 compared to 59% during the same period last year. Increases in production volume which resulted in greater absorption of overhead and a decrease in unit manufacturing costs offset most of the continued decrease in average selling prices. Management expects that gross margins for custom I.V. systems, SetFinder products and certain other manually assembled products will be lower than those historically recorded by the Company because their production is relatively labor intensive. The Company expects that its unit production costs will continue to decrease in 2000, but that the gross margin percentage will be equal to or slightly lower than that achieved in the first quarter of 2000 as average unit sales prices continue to decrease, and manually assembled products become a greater percentage of the Company's sales.

         SELLING, GENERAL AND ADMINISTRATIVE expenses ("SG&A"), excluding research and development expenses, increased $500,000 to $3,870,000, but decreased as a percentage of net sales to 27% during the first quarter of 2000 compared to 29% during the same period last year. Sales and marketing expenses increased in the first quarter of 2000 over the levels in the first quarter of 1999 principally because of expenses related to SetFinder. Administrative expenses also increased.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased in the first quarter of 2000 as compared with the first quarter of 1999. This is principally because of increased work on clinical evaluations of the new CLC2000 and continued work on software development for SetFinder and the custom I.V. systems business, in addition to work on new products. Management expects R&D expense to increase later in 2000; however, there is no assurance that such costs will not differ materially from current estimates or that the R&D will be completed as expected.

         INCOME FROM OPERATIONS increased $985,000 or 31% and was 29% of net sales in the first quarter of 2000, as compared with 27% in the first quarter of 1999. Gross profit increased $1,521,000 while operating expenses increased only $536,000.

         NET INCOME increased 32% to $2,872,000 in the first quarter of 2000 as compared with $2,184,000 in the comparable period last year, principally because of the increase in income from operations. NET INCOME PER SHARE - DILUTED increased $0.08 or 32%, in the first quarter of 2000 over the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the three months ended March 31, 2000, the Company's cash and cash equivalents and investment securities position increased $3,997,000 to $42,439,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment.

         Management expects that sales of the Company's products will continue to grow in 2000. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, the Company's working capital requirements may increase in the foreseeable future.

         Management currently expects that capital expenditures for property and equipment will be approximately $4 million to $5 million in 2000, principally for production tooling for new products and expansion of its facility in Mexico. All automated production is performed in San Clemente, California, and automated production capacity, after the significant expenditures in 1999, significantly exceeds the Company's current production requirements.

         The Company has not purchased treasury stock since October 1999, except for a small amount in March 2000. It may purchase additional shares in the future. However, future acquisitions, if any, will depend on market conditions and other factors.

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

FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in the Company's business and finances that Management perceives and state some of its expectations and beliefs about the Company's future. These statements about the future are "forward looking statements," and the Company identifies them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to Management and assumptions that Management believes are reasonable, but Management does not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, SafeLine revenue share, production costs, gross margins, and research and development expense;
o factors affecting operating results, such as shipments to specific customers, product mix, selling prices, the market shift to needleless products, achievement of business expansion goals, development of innovative systems capabilities, sales of new products, production engineering and validation, manufacturing efficiencies, production volumes, overhead absorption, expansion of markets and distribution costs, seasonality and customers' ordering patterns;
o new contracts with buying organizations and dependence on a small number of customers;
o    outcome of litigation;
o competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices and market acceptance of innovative ordering and distribution systems;
o working capital requirements, capital expenditures and common stock repurchases.

         The kinds of statements described above and similar forward looking statements about the Company's future performance are subject to a number of risks and uncertainties which one should consider in evaluating the statements. First, one should consider the factors and risks described in the statements themselves. Those factors are uncertain, and if one or more of them turn out differently than Management currently expects, the Company's operating results may differ materially from Management's current expectations.

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

         Third, the Company's actual future operating results are subject to other important factors that the Company cannot predict or control, including among others the following:

o    general economic and business conditions;
o the effect of price and safety considerations on the healthcare industry; o competitive factors, such as product innovation, new technologies, marketing and distribution strength and price erosion;
o    unanticipated market shifts and trends;
o the impact of legislation affecting government reimbursement of healthcare costs;
o changes by the Company's major customers and independent distributors in their strategies that might affect their efforts to market the Company's products or products incorporating the Company's products;
o    unanticipated production problems; and
o the availability of patent protection and the cost of enforcing and of defending patent claims.

         The Company disclaims any obligation to update the statements or to announce publicly the result of any revision to any of the statements contained herein to reflect future events or developments.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         In an action filed July 19, 1999, entitled Medex, Inc. v. ICU Medical, Inc. pending in the United States District Court for the Southern District of Ohio, Eastern Division, and served on the Company on November 4, 1999, Medex alleges that ICU Medical infringes one of its patents by the manufacture and sale of the CLAVE connector, and Medex seeks monetary damages and injunctive relief. The Company, based on advice of counsel, believes the suit against the Company is without merit and the Company intends to vigorously defend itself in the action. On July 29, 1000, the Company brought an action entitled ICU Medical, Inc. v. Medex, Inc. in the United States District Court for the Central District of California against Medex, Inc. for infringing several patents of the Company by the manufacture and sale of certain blood access devices. The Company seeks monetary damages and injunctive relief. The Company intends to vigorously pursue this matter.

         On April 7, 1998, in an action entitled Allen Petty, dba Carmel Development International v. ICU Medical, Inc., an Orange County, California, Superior Court jury rendered a verdict in favor of the Plaintiff and against the Company. The Company has appealed to have the judgment overturned. The Company accrued a provision for this matter in its June 1998 financial statements.

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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                    Date:  April 27, 2000
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)