Form 10-Q
period 2000-06-30
ICU MEDICAL INC/DE
filed 2000-08-03
CIK 883984

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

                                 (949) 366-2183
                (Registrant's Telephone No. Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      Yes XXX                              No
                          ---                                 ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

            Class                         Outstanding at July 19, 2000
            -----                         ----------------------------
           Common                                  8,371,897

                                ICU MEDICAL, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

Consolidated Balance Sheets, June 30, 2000 and
December 31, 1999                                                           3

Consolidated Statements of Income for the three months
ended June 30, 2000 and 1999                                                4

Consolidated Statements of Income for the six months
ended June 30, 2000 and 1999                                                5

Consolidated Statements of Cash Flows for the six months
ended June 30, 2000 and 1999                                                6

Notes to Consolidated Financial Statements                                  7

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   8

ITEM 3.
-------

Quantitative and Qualitative Disclosures About Market Risk        Not Applicable


PART II - OTHER INFORMATION                                                15
---------------------------


SIGNATURES                                                                 16

                                               ICU MEDICAL, INC.
                                          Consolidated Balance Sheets
                                      June 30, 2000 and December 31, 1999
                              (all dollar amounts in thousands except share data)

                                                    ASSETS

                                                                                        6/30/2000              12/31/1999
                                                                                     ----------------       ----------------
                                                                                       (unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                     $         4,600        $         1,901
       Liquid investments                                                                     44,091                 36,541
                                                                                     ----------------       ----------------
             Cash and liquid investments                                                      48,691                 38,442
       Accounts receivable, net of allowance for doubtful accounts of $437
             and $368 as of June 30, 2000 and December 31, 1999, respectively                  6,560                  7,129
       Inventories                                                                               888                  2,056
       Prepaid expenses and other                                                                261                    402
       Deferred income taxes - current portion                                                 1,345                  1,345
                                                                                     ----------------       ----------------
                Total current assets                                                          57,745                 49,374
                                                                                     ----------------       ----------------

PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                                                    12,212                 12,173
  Machinery and equipment                                                                     13,993                 13,752
  Furniture and fixtures                                                                       2,465                  2,524
  Molds                                                                                        5,617                  5,608
  Construction in process                                                                      4,997                  2,866
                                                                                     ----------------       ----------------
                                                                                              39,284                 36,923
  Less--Accumulated depreciation                                                             (14,903)               (12,483)
                                                                                     ----------------       ----------------
                                                                                              24,381                 24,440
                                                                                     ----------------       ----------------
DEFERRED INCOME TAXES                                                                            806                    806
OTHER ASSETS                                                                                     849                    744
                                                                                     ----------------       ----------------
                                                                                     $        83,781        $        75,364
                                                                                     ================       ================


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $         1,390        $           965
     Accrued liabilities                                                                       5,385                  6,385
                                                                                     ----------------       ----------------
                Total current liabilities                                                      6,775                  7,350
                                                                                     ----------------       ----------------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized -- 500,000 shares, issued and outstanding -- none                               -                      -
     Common stock, $0.10 par value-
        Authorized -- 20,000,000 shares, issued -- 8,867,162 shares                              887                    887
     Additional paid-in capital                                                               41,499                 40,843
     Treasury stock -- 495,265 and 765,123 shares at
        June 30, 2000 and December 31, 1999, respectively                                     (4,880)                (7,153)
     Retained earnings                                                                        39,500                 33,437
                                                                                     ----------------       ----------------
                Total stockholders' equity                                                    77,006                 68,014
                                                                                     ----------------       ----------------
                                                                                     $        83,781        $        75,364
                                                                                     ================       ================

               The accompanying notes are an integral part of these consolidated financial statements.

                                                      3

                                               ICU MEDICAL, INC.
                                       Consolidated Statements of Income
                                          For the Three Months Ended
                                        June 30, 2000 and June 30, 1999
                            (all dollar amounts in thousands except per share data)
                                                  (unaudited)
                                                                                  For the Three Months Ended
                                                                             --------------------------------------

                                                                                6/30/2000              6/30/1999
                                                                             ----------------      ----------------

NET SALES                                                                    $        13,623       $        11,699
COST OF GOODS SOLD                                                                     5,780                 5,097

                                                                             ----------------      ----------------
        Gross profit                                                                   7,843                 6,602
                                                                             ----------------      ----------------

OPERATING EXPENSES:
     Selling, general and administrative                                               3,426                 3,096
     Research and development                                                            257                   308

                                                                             ----------------      ----------------
        Total operating expenses                                                       3,683                 3,404
                                                                             ----------------      ----------------

        Income from operations                                                         4,160                 3,198

INVESTMENT INCOME                                                                        500                   362
                                                                             ----------------      ----------------

        Income before income taxes                                                     4,660                 3,560

PROVISION FOR INCOME TAXES                                                             1,690                 1,340
                                                                             ----------------      ----------------

NET INCOME                                                                   $         2,970       $         2,220
                                                                             ================      ================


NET INCOME PER SHARE
        Basic                                                                          $0.36                 $0.27
        Diluted                                                                        $0.33                 $0.25
                                                                             ================      ================

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                                                      8,344,506             8,193,938
        Diluted                                                                    9,070,764             8,749,597
                                                                             ================      ================

               The accompanying notes are an integral part of these consolidated financial statements.

                                                       4


                                                ICU MEDICAL, INC.
                                        Consolidated Statements of Income
                                             For the Six Months Ended
                                         June 30, 2000 and June 30, 1999
                             (all dollar amounts in thousands except per share data)
                                                   (unaudited)

                                                                                   For the Six Months Ended
                                                                             --------------------------------------

                                                                                6/30/2000             6/30/1999
                                                                             ----------------      ----------------
NET SALES                                                                    $        27,872       $        23,141
COST OF GOODS SOLD                                                                    11,799                 9,830

                                                                             ----------------      ----------------
        Gross profit                                                                  16,073                13,311
                                                                             ----------------      ----------------

OPERATING EXPENSES:
     Selling, general and administrative                                               7,296                 6,466
     Research and development                                                            498                   513

                                                                             ----------------      ----------------
        Total operating expenses                                                       7,794                 6,979
                                                                             ----------------      ----------------

        Income from operations                                                         8,279                 6,332

INVESTMENT INCOME                                                                        993                   712
                                                                             ----------------      ----------------

        Income before income taxes                                                     9,272                 7,044

PROVISION FOR INCOME TAXES                                                             3,430                 2,640
                                                                             ----------------      ----------------

NET INCOME                                                                   $         5,842       $         4,404
                                                                             ================      ================


NET INCOME PER SHARE
        Basic                                                                          $0.71                 $0.54
        Diluted                                                                        $0.66                 $0.50
                                                                             ================      ================

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                                                      8,272,396             8,155,432
        Diluted                                                                    8,864,762             8,783,089
                                                                             ================      ================


               The accompanying notes are an integral part of these consolidated financial statements.

                                                     ICU MEDICAL, INC.
                                           Consolidated Statements of Cash Flows
                                                 For the Six Months Ended
                                              June 30, 2000 and June 30, 1999
                                             (all dollar amounts in thousands)
                                                        (unaudited)
                                                                                            For the Six Months Ended
                                                                                      --------------------------------------

                                                                                         6/30/2000             6/30/1999
                                                                                      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $         5,842       $         4,404
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                                                              2,596                 1,407
     Net change in current assets and current liabilities, and other                            1,303                 1,864

                                                                                      ----------------      ----------------
     Net cash provided by operating activities                                                  9,741                 7,675
                                                                                      ----------------      ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                       (2,642)               (9,312)
     Net change in liquid investments                                                          (7,550)                 (150)

                                                                                      ----------------      ----------------
     Net cash (used in) investing activities                                                  (10,192)               (9,462)
                                                                                      ----------------      ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock
        options and related income tax benefits, and other                                      3,269                 1,706
     Purchase of treasury stock                                                                  (119)                    -

                                                                                      ----------------      ----------------
     Net cash provided by financing activities                                                  3,150                 1,706
                                                                                      ----------------      ----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            2,699                   (81)


CASH AND CASH EQUIVALENTS, beginning of the period                                              1,901                 2,048
                                                                                      ----------------      ----------------

CASH AND CASH EQUIVALENTS, end of the period                                          $         4,600       $         1,967
                                                                                      ================      ================


               The accompanying notes are an integral part of these consolidated financial statements.

                                ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                        (All dollar amounts in thousands)
                                   (unaudited)

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

NOTE 2: Inventories consisted of the following:

                                           6/30/00        12/31/99
                                           -------        --------

              Raw material               $       525     $       962
              Work in process                    212             287
              Finished goods                     151             807
                                         ------------    ------------
              Total                      $       888     $     2,056
                                         ============    ============


NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 726,259 and 555,659 for the three months ended June 30, 2000 and 1999, respectively and 592,366 and 627,657 for the six months ended June 30, 2000 and 1999, respectively. Stock options of subsidiaries did not have a dilutive effect.

NOTE 4: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income and state tax credits.

NOTE 5: The Company is involved in litigation with Medex, Inc. over patent matters. See Part II, Item 1, "Legal Proceedings."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

         The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

=============================================== ========== ========== ========== ========== ========== ========== ==========
                                                                                                          YTD        YTD
PRODUCT LINE                                      1997       1998       1999       Q2-99      Q2-00      Q2-99      Q2-00
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

CLAVE(R)                                           65%        69%        68%        71%        70%        70%        71%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
CLC2000(TM)                                        ---        ---        1%         1%         5%         1%         4%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Click Lock(R)and Piggy Lock(R)                     7%         4%         3%         3%         2%         3%         2%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
McGaw Protected Needle                             5%         4%         3%         3%         1%         3%         2%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Lopez Valve(R)and other                            4%         5%         4%         3%         3%         3%         4%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
RF100-RF150 ("Rhino")                              7%         5%         6%         6%         5%         6%         5%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Custom I.V. Systems                                6%         8%         11%        9%         12%        10%        10%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
B.Braun SafeLine Revenue Sharing                   6%         5%         4%         4%         2%         4%         2%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                             100%       100%       100%       100%       100%       100%       100%
=============================================== ========== ========== ========== ========== ========== ========== ==========

         The Company sells its products to independent distributors and through supply and distribution agreements with B.Braun Medical, Inc. ("B.Braun"), Abbott Laboratories ("Abbott") (the "B.Braun Agreement" and the "Abbott Agreement," respectively) and C. R. Bard, Inc. ("Bard"). Most independent distributors handle the full line of the Company's products. B.Braun and Abbott both purchase CLAVE Products, principally bulk, non-sterile connectors. B.Braun also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott, and since July 1999, the CLC2000. Bard distributes the Lopez Valve under a five-year agreement signed in June 1999.

         The Abbott Agreement extends to December 2009. The B.Braun Agreement for CLAVE extends to December 2002. Both have extension provisions beyond those dates.

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

         Management believes the success of the CLAVE has, and will continue to motivate others to develop one piece needleless connectors which may incorporate many of the same functional and physical characteristics as the CLAVE. The Company is aware of a number of such products. In response to competitive pressure, the Company has been reducing prices to protect and expand its market. The price reductions to date have more than been offset by increased volume. Management expects that the average price of its CLAVE Products will continue to decline. There is no assurance that the Company's current or future products will be able to successfully compete with products developed by others.

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

         Net sales for each distribution channel, based on the new grouping, were as follows:

=============================================== ========== ========== ========== ========== ========== ========== ==========
                                                                                                          YTD        YTD
CHANNEL                                           1997       1998       1999       Q2-99      Q2-00      Q2-99      Q2-00
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Medical product manufacturers                      52%        64%        71%        72%        76%        70%        76%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Independent domestic distributors                  45%        33%        25%        25%        20%        28%        21%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
International                                       3%         3%         4%         3%         4%         2%         3%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                             100%       100%       100%       100%       100%       100%       100%
=============================================== ========== ========== ========== ========== ========== ========== ==========

QUARTER ENDED JUNE 30, 2000 COMPARED TO THE SAME QUARTER LAST YEAR
------------------------------------------------------------------

         NET SALES increased $1,924,000, or approximately 16%, to $13,623,000 in the second quarter of 2000, compared to $11,699,000 during the same period last year. The increase was primarily attributable to an 18% increase in sales of CLAVE Products, including custom CLAVE I.V. systems.

         Net sales to Abbott in the second quarter of 2000 were $7,116,000, as compared with net sales of $5,166,000 in the second quarter of 1999. Net sales of CLAVE Products increased to $5,575,000 in the second quarter of 2000 from $4,477,000 in the second quarter of 1999 on a significant increase in unit volume. The balance of the increase in net sales to Abbott was principally in custom CLAVE I.V. systems and CLC2000. Based on terms of the Abbott Agreement, Management expects a substantial increase in CLAVE unit and dollar sales volume with Abbott in 2000, although there is no assurance as to the amount or timing of such an increase.

         Net sales to B.Braun, including revenue sharing, amounted to $3,212,000 in the second quarter of 2000, as compared with $3,207,000 in the second quarter of 1999. Net sales of CLAVE Products increased $409,000 principally because of increased unit volume. Estimated revenue sharing payments due on B.Braun sales of its SafeLine products and sales of McGaw Protected Needle both decreased from last year. Based on B.Braun's forecasts and market information, Management expects unit shipments and net sales of CLAVE Products to B.Braun to increase over 1999 levels, although increases will likely be at a lower rate than in the first half of 2000, and there is no assurance that these expectations will be realized. Management expects net sales of the McGaw Protected Needle will continue to decline as the market for safe connectors continues its shift to needleless technology. Management expects that SafeLine revenue sharing payments will continue, although it is unable to accurately forecast such amounts; the SafeLine Agreement was recently extended to June 2001.

         Net sales to independent domestic distributors decreased approximately 6% from $2,971,000 in 1999 to $2,779,000 in 2000. This is attributed to a 15%
decrease in CLAVE and custom I.V. systems sales, caused principally by a decrease in unit volume and average selling prices of CLAVE Products. Management expects a continued decrease in the net sales of standard CLAVE Products to the independent domestic distributors, but expects later in 2000 that the decrease will be at least partially offset by sales of custom I.V. systems and new products such as the CLC2000 and the 1o2 Valve(TM). However, there is no assurance that the Company will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott and B.Braun. Management expects to encounter continued pricing pressure from individual end users, and expects continued declines in net prices to the independent distributors.

         Total sales to foreign distributors were $491,000 in the second quarter of 2000, as compared with $320,000 in the second quarter of 1999 (Those amounts do not include distribution in Canada.). The Company now has distribution arrangements in all of the principal countries in Europe. Net sales to European customers remained about the same from the second quarter of 1999; however, net sales in the rest of the world increased substantially. Management expects that its sales to European and other foreign customers will continue to increase in the future, although there is no assurance that those expectations will be realized.

         In the fourth quarter of 1999, the Company launched SetFinder(TM), doing business as SETFINDER.COM. Net sales of SetFinder to date have not been significant. The Company expects to spend a significant amount to continue the launch and development of SetFinder in 2000. There is no assurance that SetFinder will achieve significant sales and the amount of future operating profits or losses of SetFinder is dependent upon the future development of the SetFinder business, the outcome of which is not known at this time.

         Total net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $8,270,000 in the second quarter of 1999 to $9,501,000 in the second quarter of 2000, or 15%. The increase in unit shipments was approximately 37%, all of which was accounted for by medical products manufacturers. Unit shipments to independent domestic distributors decreased approximately 15%. Aggregate average net selling prices decreased approximately 16% on a year-to-year basis in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to medical products manufacturers. Management expects unit net sales of CLAVE Products to independent distributors in 2000 to be below those for 1999 as unit shipments and average selling prices continue to decline.

         In November 1997, the Company commenced marketing the CLC2000, a one piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Net sales during the introductory period, which extended through most of 1999 were not significant, but sales to Abbott and the independent domestic distributors started to accelerate in late 1999. Abbott currently accounts for over half the net sales of the CLC2000. Management expects continued increases in CLC2000 sales, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of Click Lock and Piggy Lock decreased approximately 13% in the second quarter of 2000 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

         Net sales of the Lopez Valve in the second quarter of 2000 were approximately the same as in the second quarter last year. Management expects that net sales of the Lopez Valve will increase for the second half of 2000 on increased shipments to independent distributors and Bard.

         Net sales of custom I.V. systems increased to $1,575,000 in the second quarter of 2000, as compared with $1,033,000 in the second quarter of 1999. Unit sales increased approximately 71%, with most of that increase with the medical product manufacturers.

         In November 1998, the Company introduced the 1o2 Valve, the first one-way or two-way drug delivery system. The Company now believes it has overcome initial delays in production, and re-launched the product in January 2000. Sales to date have not been significant, and there is no assurance as to the amount or timing of future 1o2 Valve sales.

         Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. That would generally cause the Company's sales in the second and third quarters of the year to be lower than sales in the first and fourth quarters. Since 1995, there have been significant departures from that pattern because significant increases in sales volumes with B.Braun and Abbott have often offset the expected seasonal sales decline. Further, those medical product manufacturers order bulk non-sterile product many months before sale to the healthcare facility to allow for normal manufacturing lead-times. Thus, Management believes that the large percentage of sales to medical product manufacturers could lead to non-seasonal quarterly fluctuations in net sales because their ordering patterns may not directly reflect their current sales volumes.

         GROSS MARGIN was 58% during the second quarter of 2000 compared to 56% during the same period last year. Increases in production volume resulted in greater absorption of overhead, and that coupled with the benefits of capital equipment added in 1999 offset the effect of lower average selling prices. Management expects that gross margins for custom I.V. systems, SetFinder products and certain other manually assembled products will be lower than those historically recorded by the Company because their production is relatively labor intensive. The Company expects that its unit production costs will continue to decrease in 2000, but that the gross margin percentage will be equal to or slightly lower than that achieved in the second quarter of 2000 as average unit sales prices continue to decrease, and manually assembled products become a greater percentage of the Company's sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), excluding research and development expenses, increased 11% to $7,296,000, and decreased as a percentage of net sales to 25% during the second quarter of 2000 compared to 26% during the same period last year. The spending increase was principally for litigation costs, while sales and marketing costs and other administrative costs decreased as a percentage of net sales.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") were lower in the second quarter of 2000 than in the same quarter of 1999, principally because of spending on clinical evaluations of the new CLC2000 was less than expected. Work continues on the clinical evaluations, as well as software development for SetFinder and the custom I.V. systems business, in addition to work on new products. Management expects R&D expenses to increase as the year progresses because of the clinical evaluations of the new CLC2000. However, no assurance can be given that such costs will not differ materially from those estimates or that the R&D will be completed as expected.

         INCOME FROM OPERATIONS increased $962,000 or 30% and was 31% of net sales in the second quarter of 2000, as compared with 27% in the second quarter of 1999. Gross profit increased $1,241,000 while operating expenses increased only $279,000.

         NET INCOME increased 34% to $2,970,000 in the second quarter of 2000 as compared with $2,220,000 in the comparable period last year. NET INCOME PER SHARE - DILUTED increased $0.08 or 32%, in the second quarter of 2000 over the second quarter of 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SAME SIX MONTHS LAST YEAR
------------------------------------------------------------------------

         NET SALES increased $4,731,000, or approximately 20%, to $27,872,000 in the first six months of 2000 compared to $23,141,000 during the same period last year. The increase was primarily attributable to increased sales of CLAVE Products including custom CLAVE I.V. sets.

         GROSS MARGIN was 58% during the first six months of 2000 and 1999. Although average selling prices have continued to decrease over the first six months of 2000, this was offset by a decrease in unit manufacturing costs.

         SELLING, GENERAL AND ADMINISTRATIVE expenses ("SG&A"), excluding research and development expenses, increased by $830,000 to $7,296,000, and decreased as a percentage of net sales to 26% during the first half of 2000 compared to 28% during the first half of 1999. The spending increase was principally for litigation costs. Sales and marketing costs and other administrative expenses were approximately the same in the first half of 2000, in the aggregate, as they were in the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the six months ended June 30, 2000, the Company's cash and cash equivalents and investment securities position increased $10,249,000 to $48,691,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment.

         Management expects that sales of the Company's products will continue to grow in 2000. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, the Company's working capital requirements may increase in the foreseeable future. The decrease in inventory from December 1999 to June 2000 is because of aggressive efforts by the Company to minimize its investment in inventory.

         Management currently expects that capital expenditures for property and equipment will be between approximately $4 million and $5 million in 2000 to meet the future growth in CLAVE and other products. All automated production is performed in San Clemente, California, and automated production capacity, after the significant expenditures in 1999, significantly exceeds the Company's current production requirements.

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


FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in the Company's business and finances that Management perceives and state some of its expectations and beliefs about the Company's future. These statements about the future are "forward looking statements," and the Company identifies them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to Management and assumptions that Management believes are reasonable, but Management does not intend the statements to be representations as to future results. They include, among other things, statements about:
o future operating results and various elements of operating results, including sales and unit volumes of products, SafeLine revenue share, production costs, gross margins, and research and development expense;
o factors affecting operating results, such as shipments to specific customers, product mix, selling prices, the market shift to needleless products, achievement of business expansion goals, development of innovative systems capabilities, sales of new products, production delays, manufacturing efficiencies, production volumes, overhead absorption, expansion of markets and distribution costs, seasonality and customers' ordering patterns;
o new contracts with buying organizations and dependence on a small number of customers;
o    outcome of litigation;
o competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices and market acceptance of innovative ordering and distribution systems;
o working capital requirements, changes in accounts receivable and inventory, capital expenditures, costs to develop SetFinder and common stock repurchases.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         In an action filed July 19, 1999, entitled Medex, Inc. v. ICU Medical, Inc. pending in the United States District Court for the Southern District of Ohio, Eastern Division, and served on the Company on November 4, 1999, Medex alleges that ICU Medical infringes one of its patents by the manufacture and sale of the CLAVE connector, and Medex seeks monetary damages and injunctive relief. The Company, based on advice of counsel, believes the suit against the Company is without merit and the Company intends to vigorously defend itself in the action. On July 29, 1999, the Company brought an action entitled ICU Medical, Inc. v. Medex, Inc. in the United States District Court for the Central District of California against Medex, Inc. for infringing several patents of the Company by the manufacture and sale of certain blood access devices. The Company seeks monetary damages and injunctive relief. The Company intends to vigorously pursue this matter.

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

ITEM 2.  CHANGES IN SECURITIES
------------------------------
Inapplicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------
Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The following is a description of matters submitted to a vote or Registrant's stockholders at its annual Meeting of Stockholders held on May 5, 2000:

         A. Jack W. Brown and Richard H. Sherman, M.D. were elected as directors to hold office until the 2003 Annual Meeting. Votes cast for and withheld with respect to the nominee were as follows:

                                              Votes For        Votes Withheld
                                              ---------        --------------
         Jack W. Brown                        7,721,155            101,828
         Richard H. Sherman, M.D.             7,722,955            100,028

The terms of the following directors continued after the Annual Meeting:

         John J. Connors                         Michael T. Kovalchik, III, M.D.
         George A. Lopez, M.D.                   Robert S. Swinney, M.D.

         B. A brief description of each other matter voted upon at the meeting and votes cast for, against and abstentions and broker non-votes as to each such matter are as follows:

                                                                                         Broker
                                                 For         Against       Abstain      Non-Vote
                                             -----------   -----------   -----------   -----------
Proposal to ratify the selection of Arthur     7,806,413       9,425         7,145             0
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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                  Date: August 3, 2000
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)