Form 10-Q
period 2000-09-30
ICU MEDICAL INC/DE
filed 2000-11-13
CIK 883984

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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

                      Yes XXX                   No____

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

      Class                             Outstanding at October 18, 2000
      ------                            -------------------------------
      Common                                       8,386,131

                                ICU MEDICAL, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                     PAGE NUMBER
------------------------------                                     -----------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Consolidated Balance Sheets, September 30, 2000
and December 31, 1999                                                   3

Consolidated Statements of Income for the three
months ended September 30, 2000 and 1999                                4

Consolidated Statements of Income for the nine
months ended September 30, 2000 and 1999                                5

Consolidated Statements of Cash Flows for the
nine months ended September 30, 2000 and 1999                           6

Notes to Consolidated Financial Statements                              7

ITEM 2.
-------
Management's Discussion and Analysis of
Financial Condition and Results of Operations                           8

ITEM 3.
-------
Quantitative and Qualitative Disclosures About Market Risk        Not Applicable

PART II - OTHER INFORMATION                                             15
---------------------------

SIGNATURES                                                              16


                                ICU MEDICAL, INC.
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
               (all dollar amounts in thousands except share data)

                                     ASSETS

                                                                             9/30/2000   12/31/1999
                                                                             ---------    ---------
CURRENT ASSETS:                                                             (unaudited)
  Cash and cash equivalents                                                  $  2,134     $  1,901
  Liquid investments                                                           47,691       36,541
                                                                             ---------    ---------
        Cash and liquid investments                                            49,825       38,442
  Accounts receivable, net of allowance for doubtful accounts of $432 and
        $368 as of September 30, 2000 and December 31, 1999, respectively       7,137        7,129
  Inventories                                                                   1,209        2,056
  Prepaid expenses and other                                                      196          402
  Deferred income taxes - current portion                                       1,615        1,345
                                                                             ---------    ---------
           Total current assets                                                59,982       49,374
                                                                             ---------    ---------

PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                                     12,212       12,173
  Machinery and equipment                                                      15,087       13,752
  Furniture and fixtures                                                        2,599        2,524
  Molds                                                                         5,851        5,608
  Construction in process                                                       4,422        2,866
                                                                             ---------    ---------
                                                                               40,171       36,923
  Less--Accumulated depreciation                                              (15,986)     (12,483)
                                                                             ---------    ---------
                                                                               24,185       24,440
                                                                             ---------    ---------
DEFERRED INCOME TAXES                                                             509          806
OTHER ASSETS                                                                      863          744
                                                                             ---------    ---------
                                                                             $ 85,539     $ 75,364
                                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $  1,824     $    965
  Accrued liabilities                                                           4,299        6,385
                                                                             ---------    ---------
               Total current liabilities                                        6,123        7,350
                                                                             ---------    ---------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $1.00 par value
     Authorized -- 500,000 shares, issued and outstanding -- none                   -            -
  Common stock, $0.10 par value-
     Authorized -- 20,000,000 shares, issued -- 8,867,162 shares                  887          887
  Additional paid-in capital                                                   41,534       40,843
  Treasury stock -- 481,031 and 765,123 shares at
     September 30, 2000 and December 31, 1999, respectively                    (4,756)      (7,153)
  Retained earnings                                                            41,751       33,437
                                                                             ---------    ---------
               Total stockholders' equity                                      79,416       68,014
                                                                             ---------    ---------
                                                                             $ 85,539     $ 75,364
                                                                             =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                ICU MEDICAL, INC.
                        Consolidated Statements of Income
                           For the Three Months Ended
                    September 30, 2000 and September 30, 1999
             (all dollar amounts in thousands except per share data)
                                   (unaudited)

                                                     For the Three Months Ended
                                                     ---------------------------

                                                       9/30/2000      9/30/1999
                                                     ------------   ------------

NET SALES                                            $    11,698    $    10,712
COST OF GOODS SOLD                                         5,517          4,836
                                                     ------------   ------------
        Gross profit                                       6,181          5,876
                                                     ------------   ------------

OPERATING EXPENSES:
     Selling, general and administrative                   3,091          2,806
     Research and development                                249            284
                                                     ------------   ------------
        Total operating expenses                           3,340          3,090
                                                     ------------   ------------
        Income from operations                             2,841          2,786

INVESTMENT INCOME                                            532            320
                                                     ------------   ------------
        Income before income taxes                         3,373          3,106

PROVISION FOR INCOME TAXES                                 1,250          1,160
                                                     ------------   ------------
NET INCOME                                           $     2,123    $     1,946
                                                     ============   ============


NET INCOME PER SHARE
        Basic                                        $      0.25   $       0.24
        Diluted                                      $      0.23   $       0.22
                                                     ============  =============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                          8,382,922      8,208,438
        Diluted                                        9,221,757      8,736,987
                                                     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                ICU Medical, Inc.
                        Consolidated Statements of Income
                            For the Nine Months Ended
                    September 30, 2000 and September 30, 1999
             (all dollar amounts in thousands except per share data)
                                   (unaudited)

                                                     For the Nine Months Ended
                                                     ---------------------------

                                                       9/30/2000     9/30/1999
                                                     ------------   ------------

NET SALES                                            $    39,570    $    33,853
COST OF GOODS SOLD                                        17,316         14,666

                                                     ------------   ------------
        Gross profit                                      22,254         19,187
                                                     ------------   ------------

OPERATING EXPENSES:
     Selling, general and administrative                  10,387          9,272
     Research and development                                747            797

                                                     ------------   ------------
        Total operating expenses                          11,134         10,069
                                                     ------------   ------------

        Income from operations                            11,120          9,118

INVESTMENT INCOME                                          1,525          1,032
                                                     ------------   ------------

        Income before income taxes                        12,645         10,150

PROVISION FOR INCOME TAXES                                 4,680          3,800
                                                     ------------   ------------

NET INCOME                                           $     7,965    $     6,350
                                                     ============   ============


NET INCOME PER SHARE
        Basic                                        $      0.96    $      0.78
        Diluted                                      $      0.89    $      0.72
                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                          8,309,507      8,173,229
        Diluted                                        8,984,629      8,767,609
                                                     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                ICU Medical, Inc.
                      Consolidated Statements of Cash Flows
                            For the Nine Months Ended
                    September 30, 2000 and September 30, 1999
                        (all dollar amounts in thousands)
                                   (unaudited)

                                                      For the Nine Months Ended
                                                     ---------------------------

                                                      9/30/2000      9/30/1999
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $     7,965    $     6,350
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                         3,690          2,341
     Net change in current assets and current
      liabilities, and other                                 (15)           777

                                                     ------------   ------------
     Net cash provided by operating activities            11,640          9,468
                                                     ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                  (3,694)       (12,432)
     Net change in liquid investments                    (11,150)         2,700

                                                     ------------   ------------
     Net cash (used in) investing activities             (14,844)        (9,732)
                                                     ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock
        options and related income tax benefits,
        and other                                          3,556          2,032
     Purchase of treasury stock                             (119)             -

                                                     ------------   ------------
     Net cash provided by financing activities             3,437          2,032
                                                     ------------   ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                    233          1,768


CASH AND CASH EQUIVALENTS, beginning of the period         1,901          2,048
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS, end of the period         $     2,134    $     3,816
                                                     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                        (All dollar amounts in thousands)
                                   (unaudited)

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

NOTE 2: Inventories consisted of the following:

                                             9/30/00    12/31/99
                                             --------   --------
        Raw material                         $   826    $   962
        Work in process                          261        287
        Finished goods                           122        807
                                             --------   --------
        Total                                $ 1,209    $ 2,056
                                             ========   ========


NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 838,835 and 528,549 for the three months ended September 30, 2000 and 1999, respectively and 675,122 and 594,380 for the nine months ended September 30, 2000 and 1999, respectively. Stock options of subsidiaries did not have a dilutive effect.

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

NOTE 5: The Company is involved in litigation with Medex, Inc. over patent matters. See Part II, Item 1, "Legal Proceedings."

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                            AND RESULTS OF OPERATIONS

GENERAL
-------

         The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

=================================================================================================================
                                                                                               YTD        YTD
PRODUCT LINE                            1997       1998       1999      Q3-99      Q3-00      Q3-99      Q3-00
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
CLAVE(R)                                    65%        69%        68%        64%        69%        68%        70%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
CLC2000(TM)                                  -          -          1%         2%         2%         1%         3%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Click Lock(R)and Piggy Lock(R)               7%         4%         3%         2%         1%         3%         2%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
McGaw Protected Needle                       5%         4%         3%         4%         1%         3%         2%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Lopez Valve(R)and other                      4%         5%         4%         5%         3%         4%         3%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
RF100-RF150 ("Rhino")                        7%         5%         6%         6%         5%         6%         5%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Custom I.V. Systems                          6%         8%        11%        13%        16%        11%        13%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
B.Braun SafeLine Revenue Sharing             6%         5%         4%         4%         3%         4%         2%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                      100%       100%       100%       100%       100%       100%       100%
==================================== ========== ========== ========== ========== ========== ========== ==========

         The Company sells its products to independent distributors and through supply and distribution agreements with B.Braun Medical, Inc. ("B.Braun"), Abbott Laboratories ("Abbott") (the "B.Braun Agreement" and the "Abbott Agreement," respectively) and C. R. Bard, Inc. ("Bard"). Most independent distributors handle the full line of the Company's products. B.Braun and Abbott both purchase CLAVE Products, principally bulk, non-sterile connectors. B.Braun also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott, and since July 1999, the CLC2000. Bard purchases the Lopez Valve under a five-year agreement signed in June 1999.

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

         On November 6, 2000, the federal Needlestick Safety and Prevention Act was enacted. The Act modified standards promulgated by the Occupational Safety and Health Administration to require employers to use needleless systems where appropriate to reduce risk of injury to employees from needlesticks. The Company believes the effect of this law will be to accelerate sales of the Company's needleless systems, although it is unable to estimate the amount or timing of such sales.

         The Company has commenced two initiatives that, if successful, will reduce its dependence on its current proprietary products. It is seeking to substantially expand its custom I.V. systems business with products sold to medical product manufacturers and independent distributors. The Company is negotiating the terms of an agreement with Abbott under which, if executed, the Company expects to increase its sales of custom I.V. systems. The Company is also launching SETFINDER.COM, which will contract with and distribute commodity-type standard I.V. sets directly to healthcare providers and to group purchasing organizations and independent dealer networks when not in common with the Company's I.V. sets handled by its other distributors. There is no assurance that either one of these initiatives will succeed, or that the anticipated contract with Abbott will be concluded or those expected increases in sales under that contract will occur.

         The Company is currently taking steps aimed at improving manufacturing efficiency principally by reducing labor costs and minimizing investment in inventory. The original focus was on production of custom I.V. systems, which is relatively labor intensive; it has now been expanded to include all of the Company's automated and manual manufacturing operations. Substantially all manual assembly is now performed at the facility that the Company opened in December 1998 in Ensenada, Baja California, Mexico. In 1999, the Company made significant investment in automated molding and assembly equipment. Both of these steps have reduced unit production costs. Ongoing steps are aimed at increasing systems capabilities, improving manufacturing efficiency and enhancing distribution, as well as automation of the production of new products, such as the CLC2000 and the 1o2 Valve(TM), and other products for which volume is growing. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         Effective January 1, 2000, the Company reoriented its manufacturing and distribution operations. Marketing and sales operations are now in four groups: medical product manufacturers under the ICU Medical name, independent domestic distributors under the Budget Medical Products ("BMP") name, international manufacturers and distributors under the ICU Medical name, and SetFinder(TM). Manufacturing is in a separate group, producing products for the four marketing and sales groups. BMP, until this reorientation, had been responsible for marketing and sales of only custom I.V. systems to both independent distributors and medical product manufacturers. Because BMP now represents not a product line, but a distribution channel, the custom I.V. systems product line, formerly referred to as the BMP product line, is now referred to as the "custom I.V. systems" product line.

         Net sales for each distribution channel, based on the new grouping, were as follows:

=================================================================================================================
                                                                                               YTD        YTD
CHANNEL                                 1997       1998       1999      Q3-99      Q3-00      Q3-99      Q3-00
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Medical product manufacturers               52%        64%        71%        71%        72%        70%        74%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Independent domestic distributors           45%        33%        25%        26%        23%        27%        22%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
International                                3%         3%         4%         3%         5%         3%         4%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                      100%       100%       100%       100%       100%       100%       100%
==================================== ========== ========== ========== ========== ========== ========== ==========

                                                        9

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME QUARTER LAST YEAR
-----------------------------------------------------------------------

         NET SALES increased $986,000, or approximately 9%, to $11,698,000 in the third quarter of 2000, compared to $10,712,000 during the same period last year. The increase was primarily attributable to a 20% increase in sales of CLAVE Products, including custom CLAVE I.V. systems.

         Net sales in the third quarter of 2000 fell below Management's expectations and were adversely affected by seasonality and negative fluctuations in ordering patterns, especially by the Company's medical product manufacturer customers. Based on customer orders and market information, Management expects that orders which it had expected in the third quarter of 2000 will be received and filled in the fourth quarter of 2000, and that net sales for the fourth quarter of 2000 will show strong improvement over those for the third quarter of 2000 and the fourth quarter of 1999. However, there can be no assurance that those expectations will be realized.

         Net sales to Abbott in the third quarter of 2000 were $6,153,000, as compared with net sales of $3,472,000 in the third quarter of 1999. Net sales of CLAVE Products increased to $4,921,000 in the third quarter of 2000 from $2,528,000 in the third quarter of 1999 on a significant increase in unit volume. The balance of the increase in net sales to Abbott was principally in custom CLAVE I.V. systems. Based on terms of the Abbott Agreement, Management expects a substantial increase in CLAVE unit and dollar sales volume with Abbott through the remainder of 2000, although there is no assurance as to the amount of such an increase.

         Net sales to B.Braun, including revenue sharing, amounted to $2,252,000 in the third quarter of 2000, as compared with $3,921,000 in the third quarter of 1999. Net sales of CLAVE Products decreased from $2,885,000 in the third quarter of 1999 to $1,757,000 in the third quarter of 2000. Fluctuations in the ordering patterns caused sales in the third quarter of 1999 to be unusually high and sales in the third quarter of 2000 to be unusually low. Net sales of CLAVE Products to B.Braun are up 27% over the first nine months of 2000 as compared to the first nine months of 1999. Estimated revenue sharing payments due on B.Braun sales of its SafeLine products and sales of McGaw Protected Needle both decreased from last year. Management expects net sales of the McGaw Protected Needle will continue to decline as the market for safe connectors continues its shift to needleless technology. Management expects that SafeLine revenue sharing payments will continue, and although it is unable to accurately forecast such amounts, it does expect the payments to trend downward in the future.

         Net sales to independent domestic distributors decreased approximately 1% from $2,736,000 in 1999 to $2,705,000 in 2000. This is attributed to a 12%
decrease in CLAVE net sales caused principally by a decrease in unit volume and average selling prices of CLAVE Products, partially offset by a 26% increase in custom I.V. system sales. Management expects a continued decrease in the net sales of standard CLAVE Products to the independent domestic distributors, but expects later in 2000 and 2001 that the decrease will be partially offset by sales of custom I.V. systems and new products such as the CLC2000 and the 1o2 Valve. There is no assurance that the Company will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott and B.Braun. Management expects to encounter continued pricing pressure from individual end users, and expects continued declines in net prices to the independent distributors.

         Total sales to foreign distributors were $551,000 in the third quarter of 2000, as compared with $351,000 in the third quarter of 1999 (Those amounts do not include distribution in Canada.). The Company now has distribution arrangements in all of the principal countries in Europe and has recently initiated or expanded distribution in the Middle East, South America and a number of major countries in the Pacific Rim. Net sales to European customers increased moderately from the third quarter of 1999; net sales in the rest of the world increased substantially and accounted for most of the increase in the sales to foreign distributors. Management expects that its sales to European and other foreign customers will continue to increase in the future, although there is no assurance that those expectations will be realized.

         In the fourth quarter of 1999, the Company launched SetFinder, doing business as SETFINDER.COM. Net sales of SetFinder to date have not been significant. The Company believes that, in time, a major portion of the sales of disposable medical products will be initiated on the internet, although the transition to the internet has been slow so far. The Company has and continues to spend a significant effort on the launch and development of SetFinder, although it has temporarily curtailed internet related marketing activities until market opportunities expand. There is no assurance that SetFinder will achieve significant sales and the amount of future operating profits or losses of SetFinder is dependent upon the future development of the SetFinder business, the outcome of which is not known at this time.

         Total net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $6,849,000 in the third quarter of 1999 to $8,126,000 in the third quarter of 2000, or 19%. The increase in unit shipments was approximately 86%, almost all of which was accounted for by Abbott. Aggregate average net selling prices decreased approximately 36% on a year-to-year basis in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to medical products manufacturers. Management expects unit shipments of CLAVE Products to medical products manufacturers to account for most of the increase in unit shipments of CLAVE Products for the balance of the year 2000 and for 2001 with the balance of the increase to foreign distributors and a small decrease in shipments to domestic distributors.

         In November 1997, the Company commenced marketing the CLC2000, a one piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Net sales during the introductory period, which extended through most of 1999, were not significant, but sales to Abbott and the independent domestic distributors started to accelerate in late 1999. Abbott currently accounts for over half of the year-to-date net sales of the CLC2000, although their proportion was somewhat below half in the third quarter of 2000. Management expects continued increases in CLC2000 sales, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of Click Lock and Piggy Lock decreased approximately 41% in the third quarter of 2000 compared to the same period last year. The decline is because of the safe-connector market's continued shift to needleless technology. Management expects the trend to continue.

         Net sales of the Lopez Valve in the third quarter of 2000 decreased 42% from those in 1999 because there was virtually no sales to Bard in the quarter. Sales to distributors (including foreign distributors) were up approximately 6% in the third quarter of 2000 over the third quarter of 1999. Management expects that net sales of the Lopez Valve to distributors will continue to increase, but that total sales of the Lopez Valve for the fourth quarter of 2000 will be less than in the fourth quarter of 1999 because it does not expect any significant purchases by Bard in the fourth quarter.

         Net sales of custom I.V. systems increased to $1,851,000 in the third quarter of 2000, as compared with $1,366,000 in the third quarter of 1999. Unit sales increased approximately 111%, with most of that increase with the medical product manufacturers. Management expects continued increase in custom I.V. systems sales for the balance of 2000 and in 2001.

         In November 1998, the Company introduced the 1o2 Valve, the first one-way or two-way drug delivery system. After initial delays in production, the Company actively commenced sales in April 2000. The Company to date has only sold the 1o2 Valve configured as part of a custom I.V. system, and intends to continue selling it that way for the immediate future. Sales of the 1o2 Valve to date have not been significant, but have been increasing monthly. There is no assurance as to the amount or timing of future 1o2 Valve sales.

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

         GROSS MARGIN was 53% during the third quarter of 2000 compared to 55% during the same period last year. Fluctuation in production during the quarter and the relatively low level of sales resulted in unabsorbed overhead. The Company expects the gross margin to increase in the fourth quarter of 2000 as expected increased production volume results in greater absorption of overhead. That, coupled with the benefits of capital equipment added in 1999, is expected to offset the effect of continuing decreases in average selling prices. Management expects that gross margins for custom I.V. systems, SetFinder products and certain other manually assembled products will be lower than those historically recorded by the Company because their production is relatively labor intensive. The Company expects that its unit production costs will continue to decrease in 2001, but that the gross margin percentage will be equal to or slightly lower than that ultimately achieved for the full year 2000, as average unit sales prices continue to decrease, and manually assembled products become a greater percentage of the Company's sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), excluding research and development expenses, increased 10% to $3,091,000, and were 26% of net sales in the third quarter of 2000 compared to 26% during the same period last year. Spending increased for administrative and litigation costs, while sales and marketing costs were relatively unchanged. Management expects SG&A the fourth quarter of 2000 to increase over last year at a higher rate than in the third quarter, but to decline as a percentage of sales if the fourth quarter sales expectations are realized.

         In 2001, Management expects SG&A will be a somewhat higher percentage of sales than in the first three quarters of 2000 because of higher spending in all categories.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") were lower in the third quarter of 2000 than in the same quarter of 1999, principally because of spending on clinical evaluations of the new CLC2000 was less than expected. Management expects that continuing work on the clinical evaluations, as well as software development for SetFinder and the custom I.V. systems business, in addition to work on new products will cause R&D expenses to increase for the balance of the year. However, no assurance can be given that such costs will not differ materially from those estimates or that the R&D will be completed as expected.

         The Company plans to launch, in limited markets, a new I.V. connector currently under development. The Company expects to apply in early 2001 to the Food & Drug Administration ("FDA") under Section 510(k) of the Federal Food, Drug and Cosmetics Act for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that the Company will launch this new product, or that it will achieve sales if and when the Company commences marketing it.

         INCOME FROM OPERATIONS increased $55,000 or 2% and was 24% of net sales in the third quarter of 2000, as compared with 26% in the third quarter of 1999. The $305,000 increase in gross profit was substantially offset by the $250,000 increase in operating expenses.

         INVESTMENT INCOME increased $212,000, or 66%, on the third quarter of 2000 as compared with the third quarter of 19999, because of an increase in the investment portfolio as well as an increase in yield, as market rates have generally moved higher.

         NET INCOME increased 9% to $2,123,000 in the third quarter of 2000 as compared with $1,946,000 in the comparable period last year. NET INCOME PER SHARE - DILUTED increased $0.01, in the third quarter of 2000 over the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME NINE MONTHS LAST YEAR
-------------------------------------------------------------------------------

         NET SALES increased $5,717,000, or approximately 17%, to $39,570,000 in the first nine months of 2000 compared to $33,853,000 during the same period last year. The increase was primarily attributable to increased sales of CLAVE Products including custom CLAVE I.V. sets.

         GROSS MARGIN was 56% during the first nine months of 2000 as compared to 57% in the first nine months of 1999. The decrease in average selling prices over the first nine months of 2000 was only partially offset by a decrease in unit manufacturing costs, principally because of unabsorbed overhead in the third quarter.

         SELLING, GENERAL AND ADMINISTRATIVE expenses ("SG&A"), excluding research and development expenses, increased by $1,115,000 to $10,387,000, and decreased as a percentage of net sales to 26% during the first nine months of 2000 compared to 27% during the first nine months of 1999. The spending increase was principally for administrative and litigation costs. Sales and marketing costs were approximately the same, in the aggregate in the first nine months of both 1999 and 2000.

         INCOME FROM OPERATIONS increased $2,002,000, or 22%, principally because of the increase in net sales and the reduction, as a percentage of net sales, in operating expenses.

         INVESTMENT INCOME increased $493,000, or 48%, over the first nine months of 1999. Approximately half the increase is because of an increase in the investment portfolio, and about half is because of an increase in investment yield, principally because of the general increase in market rates.

         NET INCOME increased $1,615,000, or 25%, NET INCOME PER SHARE - DILUTED increased 24%, a somewhat lower percentage than the increase in net income because of an increase in the weighted average number of shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the nine months ended September 30, 2000, the Company's cash and cash equivalents and investment securities position increased $11,383,000 to $49,825,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment.

         Management expects that sales of the Company's products will continue to grow in 2000. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, the Company's working capital requirements may increase in the foreseeable future. The decrease in inventory from December 1999 to September 2000 is because of aggressive efforts by the Company to minimize its investment in inventory.

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

FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in the Company's business and finances that Management perceives and state some of its expectations and beliefs about the Company's future. These statements about the future are "forward looking statements," and the Company identifies them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to Management and assumptions that Management believes are reasonable, but Management does not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, SafeLine revenue share, production costs, impact of legislation, gross margins, SG&A, and research and development expense;
o factors affecting operating results, such as shipments to specific customers, the timing of receipt of orders from customers, product mix, selling prices, the market shift to needleless products, achievement of business expansion goals, development of innovative systems capabilities, introduction and sales of new products, production delays, sales initiated on the internet, manufacturing efficiencies, production volumes, overhead absorption, expansion of markets, seasonality and customers' ordering patterns;
o new contracts with specific customers, buying organizations and dependence on a small number of customers;
o outcome of litigation;
o competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices and market acceptance of innovative ordering and distribution systems;
o working capital requirements, changes in accounts receivable and inventory, capital expenditures, costs to develop SetFinder and common stock repurchases.

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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                 Date:  November 13, 2000
----------------------
    Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)