Form 10-K
period 2000-12-31
ICU MEDICAL INC/DE
filed 2001-03-09
CIK 883984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

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

         Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of Registrant as of February 28, 2001 was $217,859,963. *

         The number of shares outstanding of Registrant's Common Stock, $.10 par value, as of February 28, 2001 was 8,424,523.

         Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders, filed or to be filed pursuant to Regulation 14A within 120 days following Registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this Report.

-----------------
* Without acknowledging that any persons other than Dr. George A. Lopez and Dr. Diana K. Lopez are affiliates, all directors and executive officers have been included as affiliates solely for purposes of this computation.

                                     PART I
ITEM 1.  BUSINESS.

         ICU Medical, Inc. is a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in intravenous ("I.V.") therapy applications. The Company's devices are designed to protect healthcare workers and their patients from exposure to infectious diseases such as Hepatitis B and C and Human Immunodeficiency Virus ("HIV") through accidental needlesticks. In 1993, the Company launched the CLAVE(R), an innovative one-piece, needleless I.V. connection device that has become the Company's largest selling product. The Company believes that the CLAVE offers healthcare providers a combination of safety, ease of use, reliability and cost effectiveness that is superior to any other protective I.V. connection system on the market.

         Heightened awareness of the risk of infection from needlesticks and the substantial expense to healthcare providers of complying with regulatory protocols when needlesticks occur have led to growing demand for safe medical devices such as the Company's needleless I.V. connectors. This awareness has also lead to significant federal and state legislation. On November 6, 2000, the President of the United States signed the federal Needlestick Safety and Prevention Act, which provides for needlestick protections for nurses and other healthcare workers under the Occupational Safety and Health Administration ("OSHA"). The federal legislation, which is to be effective later in 2001, will require hospitals and other healthcare employers to use needleless intravenous systems, like the CLAVE Connector, among other protective technologies to reduce the risk of needlestick injuries to employees. This is a significant expansion of the previous OSHA mandate that "universal precautions" be observed to minimize exposure to blood and other body fluids. In September 1998, the State of California enacted the bloodborne pathogen standard under the state's occupational safety and health statute. The standard mandates use of needlestick prevention controls, including needleless systems. California was the first state to enact such legislation, and since then 16 other states have enacted similar legislation. ICU Medical's devices will allow a healthcare provider to be compliant with any of these standards.

         The Company currently sells its products to I.V. product manufacturers and through independent distributors.

BACKGROUND

         In 1993, the Company introduced the CLAVE needleless I.V. connection system. It allows protected, secure and sterile I.V. connections without needles and without failure-prone mechanical valves used in the I.V. connection systems of some competitors. This was a successor to the Company's protected needle products first introduced in 1984. The CLAVE was designed to eliminate needles from certain applications by acute care hospitals, home healthcare providers, ambulatory surgical centers, nursing homes, convalescent facilities, physicians' offices, medical clinics, and emergency services. Reduction in the use of needles not only decreases needlesticks but also reduces the number of needles to be disposed of and certain safety risks inherent in needle handling and disposal.

         The Company has been manufacturing and distributing custom I.V. systems since late 1995. In 1999, the Company decided to substantially increase its emphasis on marketing and selling custom I.V. systems.

         The Company's principal products introduced in recent years are the CLC2000(TM) and the 1o2 Valve(TM).

         Effective January 1, 2000, the Company reoriented its manufacturing and distribution operations. Marketing and sales operations are in four groups: medical product manufacturers under the ICU Medical name, independent domestic distributors under the Budget Medical Products name, international manufacturers and distributors under the ICU Medical name and SetFinder(TM). Manufacturing is in a separate group, producing products for the four marketing and sales groups.

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

         Hepatitis B and C and HIV are transmitted through blood and other body fluids, and workers who come in contact with such infectious materials are at risk of contracting these diseases. Transmissions may occur from needlesticks by contaminated needles or exposure of mucous membranes to infectious body fluids containing blood traces. Following each needlestick, the healthcare employer is required to perform a series of tests on the healthcare worker for both Hepatitis B and C and HIV, as well as track and record each needlestick incident. Thus, needlesticks result in time lost from work and substantial expense regardless of whether transmission of an infectious disease is detected. The Company's protective I.V. connectors are designed to prevent accidental needlesticks from needles originating from primary and secondary I.V. connections.

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

         The CLAVE Integrated Y site is designed to be integrated directly into primary and secondary I.V. sets, thus eliminating the need for special adapters, pre-slit injection ports, or metal needles when making piggyback I.V. connections. Currently, most popular I.V. connection systems that compete with the Company's systems require either a metal needle, a pre-slit injection port or a special adapter to make piggyback connections. The original CLAVE can be used to make a piggyback connection, but it also requires a special adapter when used in piggyback applications. The Company believes the CLAVE Integrated Y site offers a lower cost alternative to existing systems by eliminating the need for multiple parts. The healthcare professional simply inserts the male luer of any secondary I.V. set, without a needle, into the CLAVE Integrated Y site and twists to make the connection. The CLAVE Integrated Y site will not replace CLAVE products used in non-piggyback connections. Unlike the original CLAVE site, the CLAVE Integrated Y site is marketed exclusively to I.V. set manufacturers, such as Abbott Laboratories ("Abbott") and B.Braun Medical, Inc. ("B.Braun") to build directly into their I.V. sets.

         The CLAVE is the Company's largest selling product line, and accounted for 71% of the Company's net sales in 2000.

CLICK LOCK(R) AND PIGGY LOCK(R) PRODUCTS

         The Company's first products, the Click Lock and Piggy Lock, initially introduced in 1984, were designed to overcome the limitations of conventional I.V. connections which use exposed needles that are secured by tape or open luer lock connections. The needles in the Click Lock and Piggy Lock systems are completely recessed into a clear plastic cylindrical housing to reduce the risk of needlesticks and contamination by preventing contact between the needle and other objects. Locking devices which snap closed with an audible click are designed to prevent accidental disconnection but permit immediate and easy disconnection when desired.

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

MCGAW PROTECTED NEEDLE AND SAFELINE PRODUCTS

         The Company has a Manufacture and Supply Agreement with B.Braun, successor to McGaw, Inc., (the "B.Braun MPN Agreement"), which grants the Company exclusive rights to perform certain assembly of the McGaw Protected Needle which is marketed and distributed by B.Braun. The McGaw Protected Needle is similar to the Click Lock, and competes with the Company's I.V. connection systems. Sales of the McGaw Protected Needle under the B.Braun MPN Agreement accounted for approximately 1% of the Company's net sales in 2000. With the continuing shift in demand from protected needle to needleless products, the Company expects sales of McGaw Protected Needles will continue to decline. Pursuant to another agreement with B.Braun, B.Braun also agreed to pay the Company a share of B.Braun's revenues on SafeLine, a then new needleless I.V. connector designed and manufactured by B.Braun for use with pre-slit injection ports. Such payments commenced in 1996 and accounted for approximately 2% of the Company's net sales in 2000. The Company expects that agreement, which expires in June 2001, will be extended, although there is no certainty as to this matter.

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

CLC2000

         The CLC2000 is a one piece, swabable connector engineered to prevent the back-flow of blood into the catheter. The CLC2000 does not permit the use of needles, thereby ensuring compliance with needle-free policies of healthcare providers. The CLC2000 also contains no natural rubber latex.

         The CLC2000 is used on those I.V. lines where catheter occlusion is most prevalent. Generally, when an I.V. line is disconnected, there is a back-flow of blood into the catheter that is in the patient's vein. That blood in time coagulates and occludes the catheter. Occlusion ("clotting off") of catheters requires expensive drugs and procedures to "flush" the catheter, or if those procedures are not effective, replacement of the catheter. Flushing carries the risk of infection from bacteria in the occluded blood. There are currently no drug treatments available that are recognized by the United States Food and Drug Administration.

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

         The Company began marketing the CLC2000 in November 1997. The Company is concentrating the marketing of the CLC2000 where its "no back-flow" features are of maximum benefit in patient care. These are generally therapies which use long-term indwelling catheters such as oncology, dialysis and long-term infusion of medication. CLC2000 accounted for 4% of the Company's net sales in 2000.

POSI-LINK(TM)

         The Posi-Link is a device which is functionally the same as the CLC2000 but designed for use on systems accessed by a blunt cannula, rather than a standard male luer.

         The Posi-Link was introduced in 2000. Sales to date have not been significant.

1O2 VALVE

         The 1o2 Valve is the first one-way or two-way drug delivery system. It functions as a single unit or in multiple "ganged" units as a manifold, for use throughout a hospital. It provides the safety features of an automatic one-way valve, yet allows aspiration, or two-way function by simply pushing a button. The 1o2 Valve can be used in place of products such as stopcocks and check valve manifolds. The Company introduced the 1o2 Valve in November 1998, and after initial delays in production, actively commenced sales in April 2000. Initially, the Company is focusing marketing efforts on anesthesia and critical care usage. Automated production equipment will be installed in the first half of 2001. Sales to date have not been significant.

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

         On February 27, 2001, the Company signed an agreement with Abbott under which the Company will manufacture all new custom I.V. sets for sale by Abbott, and the two companies will jointly promote the products under the name SetSource(TM). The Company expects a significant increase in sales of custom I.V. systems once production under this agreement commences, although there can be no assurance that such increase will be achieved.

         During 1998, 1999 and 2000, net sales of custom I.V. systems to medical product manufacturers and independent domestic distributors were approximately $3,200,000, $5,300,000, and $6,700,000, respectively. Most of the growth in 1999 and 2000 net sales was because of increased unit shipments of custom I.V. systems incorporating the CLAVE.

SETFINDER

         In the fourth quarter of 1999, the Company launched SETFINDER.COM, which will distribute commodity-type standard I.V. sets directly to healthcare providers. This operation will be carried out through SetFinder, Inc., a separate, wholly owned subsidiary. Orders can be taken over the internet at a special "web-site" named SETFINDER.COM, and are also accepted by telephone, facsimile and e-mail. Through use of ICU's manufacturing capability and direct distribution, SetFinder expects to be a low-cost provider with fast order fulfillment times, while offering the customer the convenience of ordering 24 hours a day.

         Because significant innovation is required to launch and operate SETFINDER.COM, and because success will depend at least in part on customers' acceptance of using the internet, there is no assurance that its launch will be successful or that current plans for SetFinder will not change materially. Further, there can be no assurance that SetFinder will achieve sales and the amount of future operating profits or losses is dependent upon future development of the SetFinder business, the outcome of which is not known at this time. Sales of SetFinder to date have been minimal.

NEW PRODUCTS

         The Company is developing several new products that it intends to introduce in 2001 and later. The Company believes innovative products continue to be important to maintaining and increasing its sales levels.

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

         The Company's distribution operations are organized into four groups: medical product manufacturers under the ICU Medical name, independent domestic distributors under the Budget Medical Products name, international manufacturers and distributors under the ICU Medical name, and SetFinder.

MEDICAL PRODUCTS MANUFACTURERS

         The Company has entered into strategic supply and distribution relationships with Abbott and B.Braun, two major I.V. product suppliers, each of whom has a significant share of the I.V. set market under contract. The agreement with Abbott extends to December 2009 and the agreement with B.Braun, extends to December 2002. The agreements confer to Abbott and B.Braun exclusive and nonexclusive rights to distribute certain CLAVE products to certain categories of customers.

         Abbott and B.Braun purchase CLAVE products packaged separately and in bulk for distribution to healthcare providers. CLAVE products purchased in bulk are assembled into Abbott's and B.Braun's full range of I.V. products. Both Abbott and B.Braun purchase other CLAVE products, which are sold as accessories.

         Under an agreement signed with Abbott on February 27, 2001, and running to December 2009, the Company will have the exclusive right to manufacture all new custom I.V. sets for sale by Abbott, and the two companies will jointly promote the products under the name SetSource. Abbott is the exclusive and non-exclusive distributor and co-promoter of SetSource products to certain categories of customers, including SetSource products containing certain proprietary products of the Company.

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

         Sales to Abbott accounted for approximately 29%, 42% and 48% of net sales in 1998, 1999 and 2000, respectively. Sales to B.Braun accounted for approximately 35%, 28% and 26% of the Company's net sales in 1998, 1999 and 2000, respectively. The loss of Abbott or B.Braun as a customer could have a significant adverse effect on the Company's business and operating results because they have full-line contracts with numerous healthcare providers to supply all I.V. products and solutions to those customers.

INDEPENDENT DOMESTIC DISTRIBUTORS

         The Company currently has approximately 19 independent distributors in the United States and Canada who employ approximately 125 salespeople in the aggregate and accounted for approximately 21% of the Company's net sales in 2000. (Canada is included by the Company as "domestic" for administrative purposes.) In addition, the Company employs 11 product specialists who support the Company's distributors. Distributors purchase and stock the Company's products for resale to healthcare providers.

         One independent distributor accounted for approximately 6% of net sales. All other independent distributors account for smaller percentages of net sales. Although the loss of one or more of the several larger distributors could have an adverse affect on the Company's business, the Company believes it could readily locate other distributors in the same territories who could continue to distribute the Company's products to the same customers.

         Net sales to independent domestic distributors have been declining over the past several years. The Company has set up a separate sales group to deal only with those distributors in an effort to arrest the decline and increase net sales to specialty distributors. However, there can be no assurance that the decline in net sales will be arrested or that increased net sales to independent domestic distributors will be achieved.

INTERNATIONAL

         The Company's products are distributed in most European countries, Canada, the Middle East, Australia, Japan and other parts of Asia, and South America. Foreign sales (excluding Canada) accounted for approximately 3%, 4% and 5% of the Company's net sales in each of the years 1998, 1999 and 2000, respectively. The Company has four product specialists in Europe and one in New Zealand.

MANUFACTURING

         Manufacturing of the Company's products involves injection molding of plastic and silicone parts, manual and automated assembly of the molded plastic parts, needles and other components, quality control inspection, packaging and sterilization. The Company molds all of its proprietary components, and performs all assembly, quality control, inspection, packaging, labeling and shipping of its products. Sterilization is performed under contract by independent companies.

         The Company has a fully integrated medical device manufacturing facility in two adjacent buildings totaling 78,000 square feet in San Clemente, California. A mold maintenance shop supports the repair and maintenance needs of the Company's molding operation and manufactures certain of the Company's production molds. In addition, the mold maintenance shop serves as a research and development prototype shop, and utilizes advanced computer assisted design systems and automated machining equipment. The state-of-the-art medical device molding facility includes a 20,000 square foot class 100,000 clean room in which all molding and automated assembly of the Company's proprietary medical components is performed. The clean room is equipped with 30 injection molding machines and ancillary equipment including robots designed to minimize human intervention, and sophisticated, highly automated assembly systems to assemble the CLAVE, CLAVE Integrated Y site, Click Lock, RF150 and the McGaw Protected Needle products. The assembly systems are custom designed and manufactured for the Company.

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

         Virtually all manual assembly is done at the Company's facility in Ensenada, Baja California, Mexico. Products assembled manually are I.V. sets, the Lopez Valve, Piggy Lock and CLAVE ancillary products and accessories. The CLC2000 and 1o2 Valve are currently assembled manually pending installation of automated assembly, currently scheduled for 2001.

         Over the past several years, the Company has taken significant steps at increasing systems capabilities, improving manufacturing efficiency, reducing labor costs and enhancing distribution. These steps were initially focused on production of custom I.V. systems and, in part, led to the transfer of most manual assembly to a new 20,000 square foot facility in Ensenada, Baja California, Mexico. The program has now been expanded to include all the Company's automated and manual manufacturing operations. The Company believes it is building expertise that will enable it to reduce labor costs and minimize investment in inventory, while at the same time reducing to a bare minimum the time from when an order is received to when it is shipped. Because significant innovation is required to achieve these goals, there is no assurance that the steps and programs will achieve the desired results beyond those already achieved.

         The Company's products are currently sterilized in processes which use either gamma or electronic beam ("e-beam") radiation. Most of the sterilization is by e-beam. E-beam sterilization is less expensive and quicker than gamma radiation sterilization. Sterilization is performed by independent companies.

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

         The Company must comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services ("DHS") require manufacturers to register and subject them to periodic FDA and DHS inspections of their manufacturing facilities. The Company is an FDA registered medical device manufacturer, and must demonstrate that the Company and its contract manufacturers comply with the FDA's current Quality System Regulations ("QSR") regulations. Under these regulations, the manufacturing process must be regulated and controlled by the use of written procedures and the ability to produce devices which meet the manufacturer's specifications must be validated by extensive and detailed testing of every critical aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Further, the FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. Failure to adhere to QSRs would cause the products produced to be considered in violation of the applicable law and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting them to periodic FDA inspections of manufacturing facilities. If an FDA inspector observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.

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

         Manufacturers of products with which the Company currently competes, or might compete in the future, include large companies with an established presence in the healthcare products market and substantially greater financial, marketing and distribution, managerial and other resources. In particular, Baxter, Abbott and B.Braun are leading distributors of I.V. therapy systems, while Becton-Dickinson and Company and Sherwood Medical Company dominate the hypodermic needle market. Several of these competitors have broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals to supply all of their I.V. product requirements. In order to penetrate more of these hospitals, the Company has established strategic supply and distribution relationships with Abbott and B.Braun.

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

         The Company believes that its ability to compete in the custom I.V. systems market will be impacted by the same factors affecting its existing products, but will be particularly sensitive to cost to the customer and delivery times. While the Company believes it has advantages in these two areas, there is no assurance that other companies will not be able to compete successfully with the Company's custom I.V. systems.

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

PATENTS

         The Company has United States and certain foreign patents on the CLAVE, Click Lock and Piggy Lock I.V. connectors and has United States patents on the Lopez Valve connector. The Company has applications pending for additional United States and foreign patents on the 1o2 Valve, CLC2000, Posi-Link, CLAVE, Click Lock and Piggy Lock I.V. connectors. The expiration dates of the Company's patents range from 2005 to 2016.

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

         In 1999, the Company became involved in patent litigation with Medex, Inc. See: Item 3 "Legal Proceedings."

EMPLOYEES

         At February 28, 2001, the Company had 419 full-time employees, consisting of 74 engaged in sales, marketing and administration, and 345 in manufacturing, molding, product development and quality control, including 190 in Mexico. The Company contracts with an independent temporary agency to provide certain of its production personnel at its manufacturing facility in San Clemente, California; none of the personnel provided through the agency are employed by the Company. At February 28, 2001, the number of temporary production personnel was approximately 23.

ITEM 2.  PROPERTIES.

         The Company owns two adjacent 39,000 square foot buildings in San Clemente, California, another 28,000 square foot building in the same business park in San Clemente, California and a 20,000 square foot building on approximately 94 acres of land in Ensenada, Baja California, Mexico.

ITEM 3.  LEGAL PROCEEDINGS.

         In an action filed July 19, 1999, entitled MEDEX, INC. V. ICU MEDICAL, INC. pending in the United States District Court for the Southern District of Ohio, Eastern Division, and served on the Company on November 4, 1999, Medex alleges that ICU Medical infringes one of its patents by the manufacture and sale of the CLAVE connector, and Medex seeks monetary damages and injunctive relief. The Company believes the suit against the Company is without merit and the Company has been vigorously defending itself in the action. On July 29, 1999, the Company brought an action entitled ICU MEDICAL, INC. V. MEDEX, INC. in the United States District Court for the Central District of California against Medex, Inc. for infringing several patents of the Company by the manufacture and sale of certain blood access devices. The Company seeks monetary damages and injunctive relief. The Company intends to vigorously pursue this matter.

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

EXECUTIVE OFFICERS:         Age                        Office Held
                            ---                        -----------
George A. Lopez, M.D.        53        Chairman of the Board, President and
                                          Chief Executive Officer
Richard A. Costello          37        Vice President of Sales
Evelyn L. Foss               45        Vice President of Marketing
Francis J. O'Brien           58        Chief Financial Officer, Secretary and
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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been traded on the Nasdaq Stock Market National Market Tier under the symbol "ICUI" since its initial public offering on March 31, 1992. The following table sets forth, for the quarters indicated, the high and low closing prices for the Company's Common Stock quoted by the
Nasdaq:

                  1999                                    High            Low
                  ----                                    ----            ---
                  First Quarter                        $21 5/16        $ 15 3/8
                  Second Quarter                         19 3/4          14 3/8
                  Third Quarter                          19 3/4          13 7/8
                  Fourth Quarter                         16 1/4          11 5/8

                  2000                                    High           Low
                  ----                                    ----           ---
                  First Quarter                         $20 3/4         $14 1/4
                  Second Quarter                         27              17 3/4
                  Third Quarter                          30 3/8          19 3/8
                  Fourth Quarter                         30 1/8          19 1/2

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

         As of February 28, 2001 the Company had 107 stockholders of record and believes it has approximately 1,500 beneficial stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                                 ICU MEDICAL, INC.
                                                 -----------------

                                              SELECTED FINANCIAL DATA
                                              -----------------------

                                                                   Year ended December 31,
                                             ----------------------------------------------------------------------
                                                              (in thousands, except per share data)
                                                2000           1999           1998           1997           1996
                                             ----------     ----------     ----------     ----------     ----------
INCOME DATA:
      Net sales                              $  56,191      $  47,014      $  39,842      $  30,404      $  24,599
      Cost of goods sold                        23,787         19,883         16,687         12,817         10,438
                                             ----------     ----------     ----------     ----------     ----------
      Gross profit                              32,404         27,131         23,155         17,587         14,161
      Operating expenses                        15,782         13,743         13,141          9,725          8,236
                                             ----------     ----------     ----------     ----------     ----------
      Income from operations                    16,622         13,388         10,014          7,862          5,925
      Investment income                          2,096          1,431          1,408          1,269          1,289
      Provision for income taxes                 6,930          5,400          4,200          3,450          2,475
                                             ----------     ----------     ----------     ----------     ----------
Net income                                   $  11,788      $   9,419      $   7,222      $   5,681      $   4,739
                                             ==========     ==========     ==========     ==========     ==========

Net income per share
          Basic                              $    1.42      $    1.16      $    0.90      $    0.71      $    0.54
          Diluted                            $    1.30      $    1.08      $    0.86      $    0.71      $    0.54
                                             ==========     ==========     ==========     ==========     ==========
      Weighted average number of shares
          Basic                                  8,330          8,155          7,990          7,946          8,722
          Diluted                                9,059          8,690          8,423          8,029          8,842
                                             ==========     ==========     ==========     ==========     ==========

CASH FLOW DATA:
      Cash flows from operations             $  12,760      $  14,767      $   6,574      $   8,666      $   6,513

BALANCE SHEET DATA:
      Cash and liquid investments            $  50,786      $  38,442      $  38,090      $  35,112      $  31,760
      Working  capital                          57,718         42,024         43,817         37,993         35,587
      Total assets                              92,860         75,364         62,360         51,186         49,639
      Long-term debt                                 -              -              -              -              -
      Stockholders' equity                      83,380         68,014         58,229         47,947         46,749

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company's principal product is its CLAVE needleless I.V. connection system. The following table sets forth, for the periods indicated, net sales by product as a percentage of total net sales:

---------------------------------- ------------------------ ----------------------- -----------------------
Product Line                                2000                     1999                    1998
---------------------------------- ------------------------ ----------------------- -----------------------
CLAVE                                       71%                      68%                     69%

CLC2000                                      4%                       1%                     ---

Protected Needle Products                    3%                       6%                      8%

Lopez Valve and other                        3%                       4%                      5%

RF100-RF150 ("Rhino")                        5%                       6%                      5%

Custom I.V. Systems                         12%                      11%                      8%

B.Braun SafeLine Revenue Sharing             2%                       4%                      5%
---------------------------------- ------------------------ ----------------------- -----------------------
Total                                      100%                     100%                    100%
---------------------------------- ------------------------ ----------------------- -----------------------

         The Company sells its products to independent distributors and through supply and distribution agreements with Abbott, B.Braun, (the "Abbott Agreement" and the "B.Braun Agreement," respectively) and Bard. Most independent distributors handle the full line of the Company's products. Abbott and B.Braun both purchase CLAVE Products, principally bulk, non-sterile connectors. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott, and since July 1999, the CLC2000, and under an agreement signed February 27, 2001, custom I.V. sets. B.Braun also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. Bard purchases the Lopez Valve under a five-year agreement signed in June 1999. The Company also distributes the CLC2000 through several other medical product manufacturers for inclusion in catheter kits and trays.

         The Abbott Agreements extend to December 2009. The B.Braun Agreement for CLAVE extends to December 2002. All have extension provisions beyond those dates.

         Management believes that as the healthcare provider market continues to consolidate, the Company's success in marketing and distributing CLAVE products will depend, in part, on the Company's ability, either independently or through strategic supply and distribution arrangements, to secure long-term CLAVE contracts with major buying organizations. Further, the Company's marketing and distribution strategy may result in a significant share of the Company's revenues being concentrated among a small number of distributors and manufacturers. The loss of a strategic supply and distribution agreement with a customer or the loss of a large contract by such a customer could have a material adverse effect on operating results.

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

         The Company has commenced two initiatives that, if successful, will reduce its dependence on its current proprietary products. It is seeking to substantially expand its custom I.V. systems business with products sold to medical product manufacturers and independent distributors. On February 27, 2001, the Company signed an agreement with Abbott under which the Company will manufacture all new custom I.V. sets for sale by Abbott, and the two companies will jointly promote the products under the name SetSource. The Company expects a significant increase in sales of custom I.V. systems once production under this agreement commences. The Company is also launching SETFINDER.COM, which will contract with and distribute commodity-type standard I.V. sets directly to healthcare providers and to group purchasing organizations and independent dealer networks when not in common with the Company's I.V. sets handled by its other distributors. There is no assurance that either one of these initiatives will succeed, or that the expected increases in sales under the February 2001 contract with Abbott will occur.

         The Company is currently taking steps aimed at improving manufacturing efficiency principally by reducing labor costs, reducing time needed to produce an order, and minimizing investment in inventory. The original focus was on production of custom I.V. systems, which is relatively labor intensive; it has now been expanded to include all of the Company's automated and manual manufacturing operations. Substantially all manual assembly is now performed at the facility that the Company opened in December 1998 in Ensenada, Baja California, Mexico. In 1999, the Company made significant investment in automated molding and assembly equipment. Both of these steps have reduced unit production costs. Ongoing steps are aimed at increasing systems capabilities, improving manufacturing efficiency and enhancing distribution, as well as automation of the production of new products, such as the CLC2000 and the 1o2 Valve, and other products for which volume is growing. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         Effective January 1, 2000, the Company reoriented its manufacturing and distribution operations. Marketing and sales operations are now in four groups: medical product manufacturers under the ICU Medical name, independent domestic distributors under the Budget Medical Products name, international manufacturers and distributors under the ICU Medical name and SetFinder. Manufacturing will be in a separate group, producing products for the four marketing and sales groups. BMP, until this reorientation, had been responsible for marketing and sales of only custom I.V. systems to both independent distributors and medical product manufacturers. Because BMP will now represent not a product line, but a distribution channel, the custom I.V. systems product line, formerly referred to as the BMP product line, is now be referred to as the "custom I.V. systems" product line.

         Net sales for each distribution channel, based on the new grouping, were as follows:


------------------------------------ ------------------------ ----------------------- -----------------------
Channel                                       2000                     1999                    1998
------------------------------------ ------------------------ ----------------------- -----------------------
Medical product manufacturers                  74%                     71%                     64%

Independent domestic distributors              21%                     25%                     33%

International                                   5%                      4%                      3%
------------------------------------ ------------------------ ----------------------- -----------------------
Total                                         100%                    100%                    100%
------------------------------------ ------------------------ ----------------------- -----------------------

COMPARISON OF 2000 TO 1999

         In 2000, the Company had net sales of $56,191,000 which was $9,177,000, or 20%, higher than the net sales of $47,014,000 reported in 1999. The increase was primarily attributable to the increase in sales of CLAVE products, including custom CLAVE I.V. systems.

         Net sales to Abbott were to $26,956,000 in 2000, compared to $19,862,000 in 1999. CLAVE unit sales were almost double the amount in 1999. Most of the balance of the sales increase was in the CLC2000 and CLAVE custom I.V. systems. Management expects a substantial increase in CLAVE unit and dollar sales volume with Abbott in 2001, although there is no assurance as to the amount of such increase.

         Net sales to B.Braun, including revenue sharing, amounted to $14,610,000 in 2000, compared to $12,974,000 in 1999. CLAVE net sales to B.Braun increased approximately 34%, because of increased unit volume partially offset by lower average selling prices. Net sales of the McGaw Protected Needle (a protected needle product) decreased 48%, and management expects those sales to continue to decline in the future as the market for safe connectors continues its shift to needleless technology. Under an agreement with B.Braun, the Company receives revenue sharing payments on B.Braun's sales of its SafeLine products; such payments commenced in 1996, and the Company recorded estimated revenue sharing of approximately $1,267,000 in 2000, compared to $1,751,000 in 1999. The Company expects that the agreement, which expires in June 2001, will be extended, but there is no certainty as to this matter. Management expects that such revenue sharing will continue; the actual amount will depend on the volume and selling prices of B.Braun's SafeLine products, and although Management is unable to accurately forecast such amounts, it does expect the payments to trend downward in the future.

         Net sales to independent domestic distributors increased approximately 1% from $11,846,000 in 1999 to $11,980,000 in 2000. Increases were registered in sales of custom I.V. systems, CLC2000 and Lopez Valves, partially offset by a decline in CLAVE Products and Click-Lock and Piggy Lock Products. The Company believes the decline in sales of CLAVE Products is principally because of acquisition of market share by Abbott and B.Braun. Management expects a continued decrease in the net sales of standard CLAVE Products to the independent domestic distributors, but expects that the decrease will be at least partially offset by sales of custom I.V. systems and new products such as the CLC2000 and the 1o2 Valve. There is no assurance that the Company will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott and B.Braun. Management expects to encounter continued pricing pressure from individual end users, and expects continued declines in net prices to the independent distributors.

         Total net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased approximately 24% from $32,059,000 in 1999 to $39,665,000 in 2000.
Unit shipments of CLAVE products in 2000 increased approximately 56% over 1999. Abbott accounted for 66% of the growth in dollar sales of CLAVE, B.Braun accounted for 40% and International approximately 2%, partially offset by the decline in domestic independent specialty distributors. The aggregate average net selling price of CLAVE products in 2000 decreased approximately 21% as compared with 1999. That decrease reflects lower prices from independent distributors and lower prices on bulk, non-sterile CLAVE products sold to Abbott and B.Braun, as well as a higher percentage of the sales mix being accounted for by bulk, non-sterile CLAVEs.

         Net sales of Click Lock and Piggy Lock (protected needle products) decreased 30% in 2000 compared to 1999, because of the safe connector market's continued shift to needleless technology. Management expects that decline to continue.

         Net sales of the Lopez Valve in 2000 decreased 6% from those in 1999 because there was virtually no sales to Bard in 2000. Sales to distributors (including foreign distributors) were up approximately 21% in 2000 over 1999. Management expects that net sales of the Lopez Valve to distributors will continue to increase. Bard's sales of Lopez Valves have been less than they originally anticipated, and the amount of future purchases by Bard is uncertain.

         Net sales of custom I.V. systems were $6,737,000 in 2000 compared to $5,251,000 in 1999. Custom I.V. systems incorporating the CLAVE accounted for substantially all of the increase.

         Total sales to foreign distributors were $2,437,000 in 2000, as compared with $1,878,000 in 1999 (Those amounts do not include distribution in Canada.). The Company now has distribution arrangements in all of the principal countries in Europe and has recently initiated or expanded distribution in the Middle East, South America a number of major countries in the Pacific Rim and South Africa. Approximately 60% of sales to foreign distributors are in Europe. Net sales to distributors outside Europe increased substantially in 2000 and accounted for most of the increase in the sales to foreign distributors. Management expects that its sales to European and other foreign customers will continue to increase in the future, although there is no assurance that those expectations will be realized.

         In the fourth quarter of 1999, the Company launched SetFinder, doing business as setfinder.com. Net sales of SetFinder to date have not been significant. The Company believes that, in time, a major portion of the sales of disposable medical products will be initiated on the internet, although the transition to the internet has been slow so far. The Company has spent a significant effort on the launch and development of SetFinder, although it has temporarily curtailed internet related marketing activities until market opportunities expand. There is no assurance that SetFinder will achieve significant sales and the amount of future operating profits or losses of SetFinder is dependent upon the future development of the SetFinder business, the outcome of which is not known at this time.

         Gross margin for 2000 was unchanged from the 58% registered in 1999. The continued increases in the benefits of the Company's extensive efforts to improve manufacturing efficiency, particularly late in 2000, and the increased absorption of overhead by higher production volumes offset the effect of lower average unit selling prices. Management expects that gross margins for custom I.V. systems, SetFinder products and certain other manually assembled products will be lower than those historically recorded by the Company because their production is relatively labor intensive. The Company expects that its unit production costs will continue to decrease in 2001, but that the gross margin percentage will be slightly lower than that ultimately achieved for the full year 2000, as average unit sales prices continue to decrease, and manually assembled products become a greater percentage of the Company's sales.

         Electrical energy costs at the Company's manufacturing facilities increased in the second half of 2000 by about one percent of sales. Rates in the second half of 2000 increased to 2 1/2 times what they were in the first quarter of 2000. Management expects a continuation of increased costs through 2001. The Company's principal electrical provider, San Diego Gas & Electric Company, is not subject to the regulatory constraints impacting the other two major providers in California, and there have been no interruptions in service. Any further significant increase in electrical costs or a significant interruption in service could have an adverse effect on the Company.

         Selling, general and administrative costs ("SG&A") increased by $1,773,000, or 14%, to $14,302,000 in 2000, compared to $12,529,000 in 1999.
SG&A costs were 25% of net sales in 2000 compared to 27% in 1999. Spending increased for administrative and litigation costs, while sales and marketing costs were relatively unchanged. Management expects SG&A costs to increase in 2001, because of growth in the Company, promotional costs of new products and expansion of the custom I.V. system business and SetFinder.

         Research and development ("R&D") costs increased in 2000 by approximately $266,000 to $1,480,000, or 3% of net sales, compared to approximately $1,214,000, or 3% of net sales, in 1999. Spending in 2000 was principally on clinical evaluations of the CLC2000, software development for the custom I.V. systems business and SetFinder and work on new products including development of automated production machinery. Management estimates that R&D costs in 2001 will continue at approximately the same percentage of net sales as in 2000. However, R&D costs could differ from those estimates and the R&D may not be completed as expected.

         The operating margin increased to 30% in 2000, compared to 28% in 1999, principally because SG&A decreased as a percentage of net sales.

         The Company's effective income tax rate in 2000 was 37%, as compared to 36% in 1999. Management expects its effective tax rate in 2001 to be approximately the same as the 2000 rate.

         Net income in 2000 increased 25% from 1999 principally because the gross profit increased 19%, but operating expenses increased only 15%. Net income per share (diluted) increased $0.22, or 20%. The percentage increase in earnings per share was less than that for net income, principally because the increased average number of shares outstanding.

COMPARISON OF 1999 TO 1998

         In 1999, the Company had net sales of $47,014,000 which was $7,172,000, or 18%, higher than the net sales of $39,842,000 reported in 1998. The increase was primarily attributable to the increase in sales of CLAVE products, including custom CLAVE I.V. systems.

         Net sales to Abbott were $19,862,000 in 1999, compared to $11,601,000 in 1998. CLAVE unit sales were 2.4 times the amount in 1998. Most of the balance of the sales increase was in the low-priced Rhino, which increased to $2,605,000 from $1,987,000 in 1998.

         Net sales to B.Braun, including revenue sharing, amounted to $12,974,000 in 1999, compared to $13,961,000 in 1998. CLAVE net sales to B.Braun decreased approximately 9% because of decreased average selling prices; unit shipments were up slightly. Net sales of the McGaw Protected Needle decreased 13%. Revenue sharing payments on B.Braun's sales of its SafeLine products were approximately $1,751,000 in 1999, compared to $1,995,000 in 1998.

         Total net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased approximately 17% from $27,508,000 in 1998 to $32,059,000 in 1999.
Unit shipments of CLAVE products in 1999 increased approximately 58% over 1998, with Abbott accounting for the entire unit growth. The aggregate average net selling price of CLAVE products in 1999 decreased approximately 26% as compared with 1998. That decrease reflects lower prices from independent distributors and lower prices on bulk, non-sterile CLAVE products sold to Abbott and B.Braun, as well as a higher percentage of the sales mix being accounted for by bulk, non-sterile CLAVEs.

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


LIQUIDITY AND CAPITAL RESOURCES

         During 2000, working capital increased approximately $15,694,000 to $57,718,000 from $42,024,000. The Company's cash and cash equivalents and investment securities, including liquid investments, increased by $12,344,000 to $50,786,000 from $38,442,000. That increase was due primarily to $12,760,000 of cash flows from operating activities and $3,697,000 from exercise of stock options, partially offset by $3,994,000 used to purchase property and equipment, and $119,000 used to acquire treasury stock.

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

         Capital expenditures decreased in 2000 from the relatively high level of 1999, when the Company made substantial investment in molding machines, molds and automated assembly machines in the Company's San Clemente, California production facilities. The Company has adequate facilities to meet its current needs, but expects to purchase additional machinery and molds to meet demand expected in the latter part of 2001 and thereafter.

         Management expects that sales of the Company's products will continue to grow in 2001. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, the Company expects the use of working capital to fund its operations to continue to increase. The decrease in inventory from 1999 to 2000 is because of aggressive efforts by the Company to minimize its investment in inventory.

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


FORWARD LOOKING STATEMENTS

         Various portions of this Report, including Management's Discussion and Analysis describe trends in the Company's business and finances that Management perceives and states some of its expectations and beliefs about the Company's future. These statements about the future are "forward looking statements," and the Company identifies them by using words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "will," "continuing," "could," and similar expressions and by statements about aims, goals and plans. The forward looking statements are based on the best information currently available to Management and assumptions that Management believes are reasonable, but Management does not intend the statements to be representations as to future results. They include, among other things, statements about:

         o future operating results and various elements of operating results, including sales and unit volumes of products, future increases in sales of custom I.V. systems, SafeLine revenue share, production costs, gross margins, SG&A, promotional costs, and research and development expense and income taxes;
         o factors affecting operating results, such as shipments to specific customers, product mix, selling prices, the market shift to needleless products, impact of legislation, achievement of business expansion goals, development of innovative systems capabilities, introduction and sales of new products, sales initiated on the internet, manufacturing efficiencies, labor costs, unit production costs, electrical energy costs and service, production automation, expansion of markets and distribution costs;
         o new or extended contracts with manufacturers and buying organizations, ability to replace distributors, and dependence on a small number of customers;
         o        regulatory approvals and outcome of litigation;
         o competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and
         o working capital requirements, changes in accounts receivable and inventories, capital expenditures and common stock repurchases.

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

         Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of ICU Medical, Inc.:

We have audited the accompanying consolidated balance sheets of ICU MEDICAL, INC. (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICU Medical, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Orange County, California
January 25, 2001


                                          ICU MEDICAL, INC.
                                          -----------------


                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------


                                               ASSETS
                                               ------

                                                                         December 31,
                                                              ------------------------------------
                                                                   2000                 1999
                                                              ---------------      ---------------
CURRENT ASSETS:
       Cash and cash equivalents                              $    1,945,000       $    1,901,000
       Liquid investments                                         48,841,000           36,541,000
                                                              ---------------      ---------------
             Cash and liquid investments                          50,786,000           38,442,000
       Accounts receivable, net of
             allowance for doubtful accounts
             of $505,000 in 2000 and $368,000 in 1999             12,425,000            7,129,000
       Inventories                                                 1,435,000            2,056,000
       Prepaid expenses and other                                    402,000              402,000
       Deferred income taxes - current portion                     2,150,000            1,345,000
                                                              ---------------      ---------------
                Total current assets                              67,198,000           49,374,000
                                                              ---------------      ---------------
PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                        13,505,000           12,173,000
  Machinery and equipment                                         15,601,000           13,752,000
  Furniture and fixtures                                           2,763,000            2,524,000
  Molds                                                            6,804,000            5,608,000
  Construction in process                                          1,458,000            2,866,000
                                                              ---------------      ---------------
                                                                  40,131,000           36,923,000
  Less--Accumulated depreciation                                 (16,210,000)         (12,483,000)
                                                              ---------------      ---------------
                                                                  23,921,000           24,440,000
                                                              ---------------      ---------------
DEFERRED INCOME TAXES                                                889,000              806,000
OTHER ASSETS                                                         852,000              744,000
                                                              ---------------      ---------------
                                                              $   92,860,000       $   75,364,000
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


                                          ICU MEDICAL, INC.
                                          -----------------


                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

                                                                                December 31,
                                                                 -------------------------------------
                                                                      2000                  1999
                                                                 ---------------       ---------------
CURRENT LIABILITIES:
     Accounts payable                                            $    1,687,000        $      965,000
     Accrued liabilities                                              7,793,000             6,385,000
                                                                 ---------------       ---------------
                Total current liabilities                             9,480,000             7,350,000
                                                                 ---------------       ---------------




COMMITMENTS AND CONTINGENCIES




STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized--500,000 shares;
        Issued and outstanding--none                                          -                     -
     Common stock, $0.10 par value-
        Authorized--20,000,000 shares;
        Issued -- 8,867,162 shares in 2000 and 1999                     887,000               887,000
     Additional paid-in capital                                      41,702,000            40,843,000
     Treasury stock, at cost -- 472,933 shares in 2000
        and 765,123 shares in 1999                                   (4,819,000)           (7,153,000)
     Retained earnings                                               45,610,000            33,437,000
                                                                 ---------------       ---------------
                Total stockholders' equity                           83,380,000            68,014,000
                                                                 ---------------       ---------------
                                                                 $   92,860,000        $   75,364,000
                                                                 ===============       ===============

The accompanying notes are an integral part of these consolidated financial statements.


                                          ICU MEDICAL, INC.
                                          -----------------


                                  CONSOLIDATED STATEMENTS OF INCOME
                                  ---------------------------------

                                                         For the years ended December 31,
                                              --------------------------------------------------------

                                                   2000                 1999                1998
                                              ---------------      ---------------     ---------------
NET SALES                                     $   56,191,000       $   47,014,000      $   39,842,000
COST OF GOODS SOLD                                23,787,000           19,883,000          16,687,000
                                              ---------------      ---------------     ---------------
        Gross profit                              32,404,000           27,131,000          23,155,000
                                              ---------------      ---------------     ---------------

OPERATING EXPENSES:
     Selling, general and administrative          14,302,000           12,529,000          12,094,000
     Research and development                      1,480,000            1,214,000           1,047,000
                                              ---------------      ---------------     ---------------
        Total operating expenses                  15,782,000           13,743,000          13,141,000
                                              ---------------      ---------------     ---------------
        Income from operations                    16,622,000           13,388,000          10,014,000

INVESTMENT INCOME                                  2,096,000            1,431,000           1,408,000
                                              ---------------      ---------------     ---------------
        Income before income taxes                18,718,000           14,819,000          11,422,000

PROVISION FOR INCOME TAXES                         6,930,000            5,400,000           4,200,000
                                              ---------------      ---------------     ---------------
NET INCOME                                    $   11,788,000       $    9,419,000      $    7,222,000
                                              ===============      ===============     ===============

NET INCOME PER SHARE
        Basic                                 $         1.42       $         1.16      $         0.90
        Diluted                               $         1.30       $         1.08      $         0.86
                                              ===============      ===============     ===============
WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                      8,330,069            8,154,859           7,989,534
        Diluted                                    9,058,853            8,690,443           8,422,613
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


                                               ICU MEDICAL, INC.
                                               -----------------


                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                -----------------------------------------------

                                                   Number       Common    Additional
                                                  of Shares      Stock      Paid-In      Treasury        Retained
                                                 Outstanding     Amount     Capital        Stock          Earnings         Total
                                                 -----------   ---------  ------------  ------------   -------------   -------------

BALANCE, December 31, 1997                        7,766,386    $887,000   $39,455,000   $(9,320,000)   $ 16,925,000    $ 47,947,000

     Acquire shares for treasury                    (32,100)          -             -      (401,000)              -        (401,000)
     Exercise of stock options and
         related income tax benefits,
         and other                                  325,029           -       786,000     2,604,000          71,000       3,461,000
     Net Income                                           -           -             -             -       7,222,000       7,222,000
                                                 -----------   ---------  ------------  ------------   -------------   -------------
BALANCE, December 31, 1998                        8,059,315    $887,000   $40,241,000   $(7,117,000)   $ 24,218,000    $ 58,229,000

     Acquire shares for treasury                   (121,000)          -             -    (1,650,000)              -      (1,650,000)
     Exercise of stock options and
         related income tax benefits,
         and other                                  163,724           -       602,000     1,614,000        (200,000)      2,016,000
     Net Income                                           -           -             -             -       9,419,000       9,419,000
                                                 -----------   ---------  ------------  ------------   -------------   -------------
BALANCE, December 31, 1999                        8,102,039    $887,000   $40,843,000   $(7,153,000)   $ 33,437,000    $ 68,014,000

     Acquire shares for treasury                     (6,000)          -             -      (119,000)              -        (119,000)
     Exercise of stock options and
         related income tax benefits,
         and other                                  298,190           -       859,000     2,453,000         385,000       3,697,000
     Net Income                                           -           -             -             -      11,788,000      11,788,000
                                                 -----------   ---------  ------------  ------------   -------------   -------------
BALANCE, December 31, 2000                        8,394,229    $887,000   $41,702,000   $(4,819,000)   $ 45,610,000    $ 83,380,000
                                                 ===========   =========  ============  ============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.


                                               ICU MEDICAL, INC.
                                               -----------------


                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------

                                                                              For the years ended December 31,
                                                                 -------------------------------------------------------
                                                                      2000                 1999                 1998
                                                                 -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $ 11,788,000         $  9,419,000         $  7,222,000
Adjustments to reconcile net income to net cash
      provided by operating activities --
      Depreciation and amortization                                 4,612,000            3,917,000            2,364,000
      Deferred income taxes, non-current                              (83,000)            (714,000)            (174,000)
      (Increase) decrease in:
          Accounts receivable                                      (5,409,000)            (637,000)          (3,126,000)
          Inventories                                                 621,000              (66,000)            (228,000)
          Prepaid expenses and other assets                           (94,000)             (17,000)            (184,000)
      Increase (decrease) in:
          Accounts payable                                            722,000              282,000             (720,000)
          Accrued liabilities                                       1,408,000            2,937,000            1,694,000
          Deferred income taxes, current                             (805,000)            (354,000)            (274,000)
                                                                 -------------        -------------        -------------
      Net cash provided by operating activities                    12,760,000           14,767,000            6,574,000
                                                                 -------------        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                          (3,994,000)         (14,781,000)          (6,657,000)
      Net change in liquid investments                            (12,300,000)            (500,000)          (3,891,000)
                                                                 -------------        -------------        -------------
      Net cash (used in) investing activities                     (16,294,000)         (15,281,000)         (10,548,000)
                                                                 -------------        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock
          options and related income tax benefits, and other        3,697,000            2,016,000            3,461,000
      Purchase of treasury stock                                     (119,000)          (1,650,000)            (401,000)
                                                                 -------------        -------------        -------------
      Net cash provided by financing activities                     3,578,000              366,000            3,060,000
                                                                 -------------        -------------        -------------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                 44,000             (148,000)            (914,000)

CASH AND CASH EQUIVALENTS, beginning of year                        1,901,000            2,049,000            2,963,000
                                                                 -------------        -------------        -------------
CASH AND CASH EQUIVALENTS, end of year                           $  1,945,000         $  1,901,000         $  2,049,000
                                                                 =============        =============        =============
SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION:
          Cash paid during the period for income taxes           $  6,706,000         $  4,555,000         $  3,727,000
                                                                 =============        =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                                ICU MEDICAL, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        DECEMBER 31, 2000, 1999 AND 1998




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       General
         -------

         ICU Medical, Inc. (the "Company" - a Delaware corporation) operates principally in one business segment engaged in the development and marketing of disposable medical devices designed to protect healthcare workers and patients from the spread of infectious diseases. The Company's devices are sold principally to distributors and medical product manufacturers throughout the United States. All wholly owned subsidiaries are included in the Consolidated Financial Statements.

b.       Inventories
         -----------

         Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of medical devices.

         Inventories at December 31, consist of the following:

                                                2000                   1999
                                             -----------           -----------
         Raw materials                       $ 1,050,000           $   962,000
         Work in process                         140,000               287,000
         Finished goods                          245,000               807,000
                                             -----------           -----------
                                             $ 1,435,000           $ 2,056,000
                                             ===========           ===========
c.       Property and Equipment
         ----------------------

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

d.       Patents and Licenses
         --------------------

         Patents and licenses, which are shown in other assets in the accompanying consolidated balance sheets, are stated at cost and are amortized using the straight-line method over 10 years which is the estimated useful life of the patent or license. At December 31, 2000 and 1999, the net book value of patents and licenses was $350,000 and $448,000, respectively, net of accumulated amortization of $551,000 and $431,000, respectively.

e.       Research and Development
         ------------------------

         The Company expenses research and development costs as incurred.

f.       Cash Equivalents
         -----------------

         Cash equivalents include certificates of deposit and money market funds with initial maturities of three months or less.

g.       Net Income Per Share
         --------------------
         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in calculating net income per share. This statement provides for the presentation of (i) "basic" earnings per share, which is computed by dividing net income by the weighted average number of common shares outstanding and (ii) "diluted" earnings per share which is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of average market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method.

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


2.       LIQUID INVESTMENTS

         The Company's liquid investments, all of which are considered "available for sale," consist principally of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities that reset dividend or interest rates at auction from between seven and forty-nine day intervals. They are carried at cost, which closely approximates both fair value and par value throughout the period they are held. Balances consist of :


                                                    2000             1999             1998
                                                 -----------     -----------      -----------
           Corporate preferred stocks            $18,000,000     $14,800,000      $14,600,000
           Federal tax-exempt debt securities     29,750,000      20,650,000       20,350,000
           Certificate of deposit                  1,091,000       1,091,000        1,091,000
                                                 -----------     -----------      -----------
                                                 $48,841,000     $36,541,000      $36,041,000
                                                 ===========     ===========      ===========

         The certificate of deposit is pledged to secure a letter of credit.

         Investment income, including interest on certificates of deposit and money market funds, consisted of:


                                                    2000             1999             1998
                                                 -----------     -----------      -----------
           Corporate dividends                   $   835,000     $   699,000      $   516,000
           Tax-exempt interest                       993,000         551,000          758,000
           Other interest                            268,000         181,000          134,000
                                                 -----------     -----------      -----------
                                                 $ 2,096,000     $ 1,431,000      $ 1,408,000
                                                 ===========     ===========      ===========

3.       ACCRUED LIABILITIES

         Accrued liabilities consists of the following:

                                                        2000             1999
                                                    -----------      -----------
           Accrued incentive compensation           $ 1,744,000      $ 1,368,000
           Taxes payable                              2,523,000        2,299,000
           Other accruals                             3,526,000        2,718,000
                                                    -----------      -----------
                     Total accrued liabilities      $ 7,793,000      $ 6,385,000
                                                    ===========      ===========


4.       COMMON STOCK AND COMMON STOCK OPTIONS GRANTED

         In 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan"). In 1996, the 1993 Plan was amended to increase the number of shares reserved for issuance to employees from 1,275,000 to 3,275,000, and in 1999 it was again amended to increase the number of shares reserved for issuance to employees to 4,775,000. Options granted under the 1993 Plan expire eleven years from issuance and all options issued through early 2000 are time-accelerated options which vest upon the earlier of the Company attaining specific operating performance levels or ten years from the date of grant. Options issued after early 2000 vest in equal amounts on the first, second and third anniversary of their issuance. The 1993 Plan includes conditions whereby options not vested are canceled if employment is terminated. All options have been granted at the fair market value of the Company's stock on the date of grant. Upon exercise of options, the Company is generally entitled to a tax deduction for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise.

         In 1997, the Directors' Stock Award Plan, under which each non-employee Director is awarded 1,000 shares of Common Stock annually, was adopted. Further, grants under the Directors' Stock Option Plan, which had been adopted in 1993 and under which all options granted had vested, were discontinued.

         Of the options outstanding at December 31, 2000, 2,617,257 are time-accelerated options, which were issued under the 1993 Plan. Of those options, 39,700 issued in 1993 at an average exercise price of $9.56 expire in 2004; 107,500 issued in 1994 at an average exercise price of $11.05 expire in 2005; 11,000 issued in 1995 at an average exercise price of $12.66 expire in 2006; 491,509 issued in 1996 at an average exercise price of $13.73 expire in 2007; 801,201 issued in 1997 at an average exercise price of $9.47 expire in 2008; 801,138 issued in 1998 at an average exercise price of $12.32 expire in 2009, 294,630 issued in 1999 at an average exercise price of $16.80 expire in 2010 and, 70,579 issued in 2000 at an average exercise price of $15.58 expire in 2011. The remaining 373,797 options that are not time-accelerated are at an average exercise price of $22.93 and expire in 2001 through 2003.

         Dilutive stock options account for the difference in the number of shares used to calculate basic and diluted net income per share and were 728,784 in 2000, 535,584 in 1999 and 433,079 in 1998. Stock options of subsidiaries did not have a dilutive effect. Options which are anti-dilutive because their average exercise price exceeded the average market price of the Company's common stock approximated 100,000, 90,000 and 360,000, in 2000, 1999 and 1998,
respectively. At December 31, 2000, all outstanding options had exercise prices less than the market price of the Company's common stock.

         A summary of the Company's stock option activity is as follows:

                                                               Exercise Price           Weighted
                                             Shares                Range                 Average
                                          ------------   ------------------------      ----------
Outstanding at December 31, 1997            2,147,452    $   7.19    -  $  16.25       $   10.29

     Granted                                  910,229       12.06    -     16.38           12.16
     Exercised                                321,029        7.69    -     14.00            8.24
     Forfeited                                 17,500        7.38    -     15.13           12.51
                                          ------------   ---------      ---------      ----------

Outstanding at December 31, 1998            2,719,152    $   7.19    -  $  16.38       $   11.15

     Granted                                  330,000       12.75    -     21.44           16.90
     Exercised                                158,724        7.19    -     14.28            8.65
     Forfeited                                 27,060       13.00    -     21.31           16.14
                                          ------------   ---------      ---------      ----------

Outstanding at December 31, 1999            2,863,368    $   7.63    -  $  21.44       $   11.91

     Granted                                  438,876       14.38    -     28.46           21.98
     Exercised                                293,190        7.63    -     18.31            9.72
     Forfeited                                 18,000       13.50    -     26.34           19.84
                                          ------------   ---------      ---------      ----------

Outstanding at December 31, 2000            2,991,054    $   7.63    -  $  28.46       $   13.55
                                          ============   =========      =========      ==========
Exercisable at December 31:
     1998                                     430,621    $   8.00    -  $  16.13       $    9.08
     1999                                   1,357,656        7.63    -     16.13           10.84
     2000                                   1,923,073        7.63    -     18.31           11.75

Available for grant at December 31, 2000    1,043,503
                                          ============

         In 2000, two of the Company's wholly owned subsidiaries, Budget Medical Products, Inc. and SetFinder, Inc. adopted stock option plans. Options are granted at fair market value and expire ten years from issuance, except Incentive Stock Options which expire five years from issuance, and all options issued to date vest over a three-year period, except options issued to non-employee members of the Company's Board of Directors which vest six months after issuance. The terms of the plans are similar to those of the Company's 1993 Plan, and also provide the subsidiaries with certain rights to repurchase shares issued under options. In 2000, options were issued for approximately fifteen percent of the outstanding shares of those subsidiaries.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees and directors, and does not recognize compensation expense because the exercise price of the options equals the fair market value of the underlying shares at the date of grant.

         Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that Statement. The fair value for options granted in 2000, 1999 and 1998 was estimated as of the date of grant using a Black-Scholes option pricing model. For options under the Company's 1993 Plan, the following weighted-average assumptions in the respective years were used: risk-free interest rate of 6.1, 5.4 and 5.7 percent, respectively; expected option life of 7.4, 4.1 and 4.7 years, respectively; expected volatility of 54, 58 and 52 percent, respectively; and, no dividends. The Black-Scholes option valuation model was developed for use in estimating fair value of fully transferable traded options with no vesting restrictions, and, similar to other option valuation models, requires use of highly subjective assumptions, including expected stock price volatility. The characteristics of the Company's stock options differ substantially from those of traded stock options, and changes in the subjective assumptions can materially affect estimated fair values; therefore, in Management's opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

         The fair value of the options of the subsidiaries was estimated using the same methodology as for grants by the Company; assumptions were a 6.8 percent risk free interest rate, option life of 6.9 years, and expected volatility of 53 percent. (Volatility was estimated using the Company's volatility since there is no market for the subsidiaries' shares.)

         For purposes of the following required pro forma information, the weighted average fair value of stock options granted under the 1993 Plan in 2000, 1999 and 1998 was $13.36, $8.36 and $6.05, respectively. The total estimated fair value is amortized to expense over the vesting period. The effect of the pro forma amortization of the value of the subsidiaries' options on pro forma income was a net reduction of approximately $758,000.

                                                        2000              1999             1998
                                                    ------------      ------------     ------------
         Proforma:
              Net Income.......................       $9,481,000        $7,005,000       $3,328,000

              Net Income per share - basic.....            $1.21             $0.89            $0.44
                                   - diluted...            $1.10             $0.83            $0.42

              Weighted average number of
                  common shares    - basic.....        7,863,000         7,891,000        7,558,000
                                   - diluted...        8,592,000         8,426,000        7,991,000

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

6.       INCOME TAXES

         The provision for income taxes for the years ended December 31, 2000, 1999 and 1998, is as follows:

                             2000                  1999                 1998
                          ------------         ------------         ------------
Current:
Federal                   $ 6,070,000          $ 5,093,000          $ 3,694,000
State                       1,748,000            1,375,000              954,000
                          ------------         ------------         ------------
                            7,818,000            6,468,000            4,648,000
                          ------------         ------------         ------------
Deferred:
Federal                      (706,000)            (852,000)            (379,000)
State                        (182,000)            (216,000)             (69,000)
                          ------------         ------------         ------------
                             (888,000)          (1,068,000)            (448,000)
                          ------------         ------------         ------------
                          $ 6,930,000          $ 5,400,000          $ 4,200,000
                          ============         ============         ============

         Current income taxes payable were reduced from the amounts in the above table by $702,000, $751,000 and $843,000 in 2000, 1999 and 1998, respectively, equal to the tax benefit that the Company receives upon exercise of stock options by employees and directors. That benefit is allocated to stockholders' equity.

         A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:

                                          2000                          1999                          1998
                               -------------------------     -------------------------     -------------------------

                                  Amount         Percent        Amount         Percent        Amount         Percent
                               ------------      -------     ------------      -------     ------------      -------
Federal tax at  the
  expected statutory rate      $ 6,364,000         34.0%     $ 5,038,000         34.0%     $ 3,884,000         34.0%
State income tax, net of
  federal benefit                1,169,000          6.2          794,000          5.3          754,000          6.6
Tax-exempt interest and
  dividends                       (537,000)        (2.9)        (353,000)        (2.4)        (380,000)        (3.3)
Tax credits                        (66,000)        (0.3)         (79,000)        (0.5)         (58,000)        (0.5)
                               ------------      -------     ------------      -------     ------------      -------

Provision                      $ 6,930,000         37.0%     $ 5,400,000         36.4%     $ 4,200,000         36.8%
                               ============      =======     ============      =======     ============      =======

         The components of the Company's deferred income tax provision for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                         2000               1999              1998
                                    ------------       ------------       ------------
Allowance for doubtful accounts     $   (68,000)       $   (11,000)       $    (6,000)
Inventory reserves                       86,000                  -             30,000
Accruals                               (810,000)          (317,000)          (367,000)
State income taxes                      (13,000)           (26,000)            69,000
Depreciation                            (83,000)          (714,000)          (174,000)
                                    ------------       ------------       ------------
                                    $  (888,000)       $(1,068,000)       $  (448,000)
                                    ============       ============       ============

         The components of the Company's deferred income tax benefit are as follows:

                                                    2000                1999
                                               -------------       -------------
Current deferred tax benefit:
    Allowance for doubtful accounts            $    225,000        $    157,000
    Inventory reserves                              184,000             270,000
    Accruals                                      1,609,000             799,000
    State income taxes                              132,000             119,000
                                               -------------       -------------
                                               $  2,150,000        $  1,345,000
                                               =============       =============
Long-term deferred tax benefit:
    Depreciation                               $    889,000        $    806,000
                                               =============       =============

7.       PRODUCTS, MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISKS

         All the Company's products are disposable medical devices. Its principal product is its CLAVE needleless I.V. connection system which accounted for $39,665,000 of consolidated net sales in 2000, $32,059,000 in 1999 and $27,508,000 in 1998. Custom I.V. systems, many of which incorporate the CLAVE connector, accounted for $6,877,000 of consolidated net sales in 2000, $5,251,000 in 1999 and $3,218,000 in 1998. All other products account for less than 10% of net sales.

         The Company sells products, which are sold on credit terms principally throughout the United States to medical product manufacturers, independent medical supply distributors, and in selected cases to hospitals and homecare providers. The manufacturers and distributors, in turn, sell the Company's products to healthcare providers. For the years ended December 31, 2000, 1999 and 1998, the Company had sales of 10 percent or greater to two manufacturers as follows:

                                                2000         1999         1998
                                                ----         ----         ----

                   Manufacturer A                26%          28%          35%
                   Manufacturer B                48           42           29

8.       COMMITMENTS AND CONTINGENCIES

         In June 1998, the Company suffered a judgment against it in the amount of $728,000 after a jury verdict in favor of a plaintiff for commissions alleged owed him. The Company is appealing the judgment, but in view of the uncertainties of the appeal process, accrued a provision for this matter in its 1998 financial statements.

         In November 1999, a medical products manufacturer commenced a patent infringement action against the Company over the CLAVE connector. The Company believes the action against it is without merit and has been vigorously defending itself. The Company has also brought a patent infringement action against that Company and intends to vigorously pursue this matter.

         The Company is from time to time involved in various legal proceedings, most of which are routine litigation, in the normal course of business. In the opinion of management, the resolution of the legal proceedings in which the Company is involved will not have a material adverse impact on the Company's financial position or results of operations.


9.       QUARTERLY FINANCIAL DATA -- UNAUDITED -- (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Quarter Ended
                            -------------------------------------------------------------------
                              March 31            June 30          Sept. 30            Dec. 31
                              --------            -------          --------            -------
2000
----
Net Sales                      $14,249            $13,623           $11,698            $16,621

Gross Profit                     8,230              7,843             6,181             10,150

Net Income                       2,872              2,970             2,123              3,823

Net Income Per Share:

     Basic                       $0.35              $0.36             $0.25              $0.46

     Diluted                     $0.33              $0.33             $0.23              $0.41


1999
----
Net Sales                      $11,442            $11,699           $10,712            $13,161

Gross Profit                     6,709              6,602             5,876              7,944

Net Income                       2,184              2,220             1,946              3,069

Net Income Per Share:

     Basic                       $0.27              $0.27             $0.24              $0.38

     Diluted                     $0.25              $0.25             $0.22              $0.36


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The information about Registrant's directors and disclosure of Form 3, 4 or 5 delinquent filers called for by Item 10, Part III of Form 10-K is set forth in Registrant's definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 2000, and such information is incorporated herein by this reference. Pursuant to Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information about Registrant's executive officers called for by Item 10,
Part III of Form 10-K is set forth in Part I of this Report in a separate item captioned "Executive Officers of Registrant."


ITEMS 11 THOUGH 13.

         The information called for by Part III of Form 10-K (Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions) is set forth in Registrant's definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 2000, and such information is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

(a) The following documents are filed as part of this Report:

                                                                       FORM 10-K
                                                                        PAGE NO.
                                                                       ---------
1.  Financial Statements

         The financial statements listed below are set forth in Item 8 of this Annual Report.

  Report of Independent Public Accountants................................ 21
  Consolidated Balance Sheets at December 31, 2000 and 1999............... 22-23
  Consolidated Statements of Income for the Years Ended December 31, 2000,
     1999 and 1998........................................................ 24
  Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998..................................... 25
  Consolidated Statements of Cash Flows for the Years Ended December 31,
     2000, 1999 and 1998.................................................. 26
  Notes to Consolidated Financial Statements.............................. 27-35

2.  Financial Statement Schedules

         The Financial Statement Schedules required to be filed as a part of this Report are:

   Schedule II - Valuation and Qualifying Accounts........................ 39


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

10.7 Rights Agreement dated July 15, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.(7)

10.8 Manufacture and Supply Agreement dated January 1, 1999 by and between Registrant and B.Braun Medical, Inc. relating to the CLAVE product.(8)

10.9 SafeLine Agreement effective October 1, 1999 by and between Registrant and B.Braun Medical, Inc.(8)

10.10 Amendment to Abbott and ICU Medical Agreement, dated January 1, 1999 between Registrant and Abbott Laboratories.(9)

10.11 Amendment No. 1 to Rights Agreement, dated January 30, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.(10)

10.12 Co-Promotion and Distribution Agreement, dated February 27, 2001 between Registrant and Abbott Laboratories.(11)

21.1     Subsidiaries of Registrant.

23.1     Consent of Arthur Andersen LLP.

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

(8) Filed as an exhibit to Registrant's Current Report on Form 8-K dated June 18, 1999, and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Current Report on Form 8-K dated February 23, 1999, and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Registration Statement on Form 8-A/A dated February 9, 1999 and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 7, 2001 and incorporated herein by reference.

         (b)      Reports on Form 8-K.

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

                                           Dated:   March 7, 2001



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


     Signature                              Title                                         Date
     ---------                              -----                                         ----
/s/  George A. Lopez, M.D.              Chairman of the Board, President,               March 7, 2001
--------------------------              and Chief Executive Officer, (Principal
     George A. Lopez, M.D.              Executive Officer)


/s/  Francis J. O'Brien                 Chief Financial Officer                         March 7, 2001
-----------------------                 and Principal Accounting Officer
     Francis J. O'Brien


/s/ Jack W. Brown                       Director                                        March 7, 2001
-----------------
    Jack W. Brown


/s/  John J. Connors                    Director                                        March 7, 2001
--------------------
     John J. Connors


/s/ Michael T. Kovalchik, III, M.D.     Director                                        March 7, 2001
-----------------------------------
    Michael T. Kovalchik, III, M.D.


/s/ Richard H. Sherman, M.D.            Director                                        March 7, 2001
----------------------------
    Richard H. Sherman, M.D.


/s/ Robert S. Swinney, M.D.             Director                                        March 7, 2001
---------------------------
    Robert S. Swinney, M.D.


                                                  SCHEDULE II



                                               ICU MEDICAL, INC.
                                               -----------------

                                       VALUATION AND QUALIFYING ACCOUNTS
                                       ---------------------------------

                                                                  Additions
                                                        ------------------------------
                                      Balance at        Charged to                                             Balance
                                      Beginning         Costs and         Charged to       Write-offs/          at End
           Description                of Period          Expenses       Other Accounts      Disposals         of Period
           -----------                ---------          --------       --------------      ---------         ---------
For the year ended December 31, 1998:
     Allowance for
     doubtful accounts                $  324,000        $   40,000        $        -       $   22,000        $  342,000
                                      ==========        ==========        ==========       ==========        ==========
     Inventory reserves               $  500,000        $   62,000        $        -       $   96,000        $  466,000
                                      ==========        ==========        ==========       ==========        ==========


For the year ended December 31, 1999:
     Allowance for
     doubtful accounts                $  342,000        $  100,000        $        -       $   74,000        $  368,000
                                      ==========        ==========        ==========       ==========        ==========

     Inventory reserves               $  466,000        $        -        $        -       $        -        $  466,000
                                      ==========        ==========        ==========       ==========        ==========


For the year ended December 31, 2000:
     Allowance for
     doubtful accounts                $  368,000        $  195,000        $        -       $   58,000        $  505,000
                                      ==========        ==========        ==========       ==========        ==========
     Inventory reserves               $  466,000        $        -        $        -       $  201,000        $  265,000
                                      ==========        ==========        ==========       ==========        ==========

                                  EXHIBIT INDEX

Exhibit Number               Description                   Sequentially Numbered
                                                                    Page
--------------------------------------------------------------------------------

21.1                 Subsidiaries of Registrant                       41

23.1                 Consent of Arthur Andersen LLP                   42