Form 10-Q
period 2001-03-31
ICU MEDICAL INC/DE
filed 2001-04-25
CIK 883984

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

                 Yes XXX                          No____
                     ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                            Outstanding at April 18, 2001
                 -----                            -----------------------------
                 Common                                     8,444,801

                                ICU MEDICAL, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                    PAGE NUMBER
------------------------------                                    -----------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

Consolidated Balance Sheets, March 31, 2001 and
December 31, 2000
                                                                       3

Consolidated Statements of Income for the three months
ended March 31, 2001 and 2000                                          4

Consolidated Statements of Cash Flows for the three
months ended March 31, 2001 and 2000                                   5

Notes to Consolidated Financial Statements                             6

ITEM 2.
-------

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    7

ITEM 3.
-------

Quantitative and Qualitative Disclosures About Market Risk      Not Applicable


PART II - OTHER INFORMATION                                           15
---------------------------


SIGNATURES                                                            16

                                ICU MEDICAL, INC.
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
               (all dollar amounts in thousands except share data)

                                     ASSETS

                                                            3/31/01    12/31/00
                                                           ---------   ---------
CURRENT ASSETS:                                          (unaudited)
   Cash and cash equivalents                               $  1,706    $  1,945
   Liquid investments                                        54,241      48,841
                                                           ---------   ---------
            Cash and liquid investments                      55,947      50,786
   Accounts receivable, net of allowance for
    doubtful accounts of $549 and $505 as of
    March 31, 2001 and December 31, 2000,
    respectively                                             11,148      12,425
   Inventories                                                1,606       1,435
   Prepaid expenses and other                                   499         402
   Deferred income taxes - current portion                    2,150       2,150
                                                           ---------   ---------
            Total current assets                             71,350      67,198
                                                           ---------   ---------

PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                   13,505      13,505
  Machinery and equipment                                    15,560      15,601
  Furniture and fixtures                                      2,712       2,763
  Molds                                                       6,848       6,804
  Construction in process                                     2,669       1,458
                                                           ---------   ---------
                                                             41,294      40,131
  Less--Accumulated depreciation                            (17,221)    (16,210)
                                                           ---------   ---------
                                                             24,073      23,921
                                                           ---------   ---------
DEFERRED INCOME TAXES                                           889         889
OTHER ASSETS                                                    913         852
                                                           ---------   ---------
                                                           $ 97,225    $ 92,860
                                                           =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                          $  1,569    $  1,687
  ccrued liabilities                                          7,840       7,793
                                                           ---------   ---------
            Total current liabilities                         9,409       9,480
                                                           ---------   ---------

STOCKHOLDERS' EQUITY:
 Convertible preferred stock, $1.00 par
   value  Authorized -- 500,000 shares,
   issued and outstanding -- none                                 -           -
 Common stock, $0.10 par value-
   Authorized -- 20,000,000 shares,
   issued -- 8,867,162 shares                                   887         887
 Additional paid-in capital                                  42,313      41,702
 Treasury stock -- 422,361 and 472,933 shares at
  March 31, 2001 and December 31, 2000, respectively         (4,527)     (4,819)
  Retained earnings                                          49,143      45,610
                                                           ---------   ---------
            Total stockholders' equity                       87,816      83,380
                                                           ---------   ---------
                                                           $ 97,225    $ 92,860
                                                           =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                ICU MEDICAL, INC.
                        Consolidated Statements of Income
                           For the Three Months Ended
                  March 31, 2001 and March 31, 2000 (all dollar
                   amounts in thousands except per share data)
                                   (unaudited)

                                                     For the Three Months Ended
                                                     ---------------------------

                                                       3/31/01         3/31/00
                                                     -----------     -----------
NET SALES                                            $   15,006      $   14,249
COST OF GOODS SOLD                                        6,457           6,019

                                                     -----------     -----------
   Gross profit                                           8,549           8,230
                                                     -----------     -----------
OPERATING EXPENSES:
  Selling, general and administrative                     3,381           3,870
  Research and development                                  293             241
                                                     -----------     -----------
   Total operating expenses                               3,674           4,111
                                                     -----------     -----------
   Income from operations                                 4,875           4,119

INVESTMENT INCOME                                           678             493
                                                     -----------     -----------
   Income before income taxes                             5,553           4,612

PROVISION FOR INCOME TAXES                                2,020           1,740
                                                     -----------     -----------
NET INCOME                                           $    3,533      $    2,872
                                                     ===========     ===========
NET INCOME PER SHARE
   Basic                                             $     0.42      $     0.35
   Diluted                                           $     0.38      $     0.33
                                                     ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES
   Basic                                              8,407,075       8,200,286
   Diluted                                            9,402,455       8,658,759
                                                     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                ICU MEDICAL, INC.
                      Consolidated Statements of Cash Flows
                           For the Three Months Ended
                        March 31, 2001 and March 31, 2000
                        (all dollar amounts in thousands)
                                   (unaudited)

                                                      For the Three Months Ended
                                                      --------------------------

                                                            3/31/01     3/31/00
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $ 3,533    $ 2,872
Adjustments to reconcile net income to net cash
 provided by operating activities --
 Depreciation and amortization                                1,089      1,238
 Net change in current assets and current
  liabilities, and other                                        935       (295)

                                                            --------   --------
 Net cash provided by operating activities                    5,557      3,815
                                                            --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                         (1,299)    (1,802)
 Net change in liquid investments                            (5,400)    (3,500)

                                                            --------   --------
 Net cash (used in) investing activities                     (6,699)    (5,302)
                                                            --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock
  options and related income tax benefits, and other            903      2,103
 Purchase of treasury stock                                       -       (119)

                                                            --------   --------
 Net cash provided by financing activities                      903      1,984
                                                            --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      (239)       497


CASH AND CASH EQUIVALENTS, beginning of the period            1,945      1,901
                                                            --------   --------

CASH AND CASH EQUIVALENTS, end of the period                $ 1,706    $ 2,398
                                                            ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                                ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                        (All dollar amounts in thousands)
                                   (unaudited)

NOTE 1: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of Management, necessary to a fair statement of the consolidated results for the interim periods presented, which adjustments consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders.

NOTE 2: Net inventories consisted of the following:

                                       3/31/01               12/31/00
                                 --------------         --------------
        Raw material                   $ 1,268                $ 1,050
        Work in process                    209                    140
        Finished goods                     129                    245
                                 --------------         --------------
        Total                          $ 1,606                $ 1,435
                                 ==============         ==============


NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 995,380 and 458,473 for the three months ended March 31, 2001 and 2000, respectively.

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

NOTE 5: The Company is involved in litigation with Medex, Inc. over patent matters. See Part II, Item 1, "Legal Proceedings."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


General
-------

         The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

================================================================================
PRODUCT LINE                        1998     1999      2000     Q1-00     Q1-01
--------------------------------------------------------------------------------
CLAVE(R)                             69%      68%       71%       72%       73%
--------------------------------------------------------------------------------
CLC2000(TM)                          --        1%        4%        3%        3%
--------------------------------------------------------------------------------
Protected Needle Products             8%       6%        3%        4%        2%
--------------------------------------------------------------------------------
Lopez Valve(R)and other               5%       4%        3%        4%        3%
--------------------------------------------------------------------------------
RF100-RF150 ("Rhino")                 5%       6%        5%        5%        4%
--------------------------------------------------------------------------------
Custom I.V. Systems                   8%      11%       12%        9%       13%
--------------------------------------------------------------------------------
B.Braun SafeLine Revenue Sharing      5%       4%        2%        3%        2%
--------------------------------------------------------------------------------
Total                               100%     100%      100%      100%      100%
================================================================================

         The Company sells its products to independent distributors and through supply and distribution agreements with Abbott Laboratories ("Abbott"), B.Braun Medical Inc. ("B.Braun"), (the "Abbott Agreements" and the "B.Braun Agreements," respectively) and Bard. Most independent distributors handle the full line of the Company's products. Abbott and B.Braun both purchase CLAVE Products, principally bulk, non-sterile connectors. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott, and since July 1999, the CLC2000, and under an agreement signed February 27, 2001, custom I.V. sets. B.Braun also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. Bard purchases the Lopez Valve under a five-year agreement signed in June 1999. The Company also distributes the CLC2000 through several other medical product manufacturers for inclusion in catheter kits and trays.

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

         The federal Needlestick Safety and Prevention Act enacted in November 2000 modified standards promulgated by the Occupational Safety and Health Administration to require employers to use needleless systems where appropriate to reduce risk of injury to employees from needlesticks. The Company believes the effect of this law will be to accelerate sales of the Company's needleless systems, although it is unable to estimate the amount or timing of such sales.

         The Company has commenced two initiatives that, if successful, will reduce its dependence on its current proprietary products. It is seeking to substantially expand its custom I.V. systems business with products sold to medical product manufacturers and independent distributors. On February 27, 2001, the Company signed an agreement with Abbott under which the Company will manufacture all new custom I.V. sets for sale by Abbott, and the two companies will jointly promote the products under the name SetSource. The Company expects a significant increase in sales of custom I.V. systems once production under this agreement commences. The Company has also launched SetFinder, a separate subsidiary, which will contract with and distribute commodity-type standard I.V. sets directly to healthcare providers and to group purchasing organizations and independent dealer networks. There is no assurance that either one of these initiatives will succeed, or that the expected increases in sales under the February 2001 contract with Abbott will occur.

         The Company has been taking steps aimed to improve manufacturing efficiency principally by reducing labor costs, reducing time needed to produce an order, and minimizing investment in inventory. The original focus was on production of custom I.V. systems, which is relatively labor intensive; it has now been expanded to include all of the Company's automated and manual manufacturing operations. Substantially all manual assembly is now performed at the facility that the Company opened in December 1998 in Ensenada, Baja California, Mexico. In 1999, the Company made significant investment in automated molding and assembly equipment. Both of these steps have reduced unit production costs. Ongoing steps are aimed at increasing systems capabilities, improving manufacturing efficiency and enhancing distribution, as well as automation of the production of new products, such as the CLC2000 and the 1o2 Valve, and other products for which volume is growing. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         Net sales for each distribution channel, based on the new grouping, were as follows:

================================================================================
Channel                             1998     1999      2000     Q1-00     Q1-01
--------------------------------------------------------------------------------
Medical product manufacturers        64%      71%       74%       75%       68%
--------------------------------------------------------------------------------
Independent domestic distributors    33%      25%       21%       22%       20%
--------------------------------------------------------------------------------
International                         3%       4%        5%        3%       11%
--------------------------------------------------------------------------------
SetFinder                            --       --        --        --         1%
--------------------------------------------------------------------------------
Total                               100%     100%      100%      100%      100%
================================================================================

QUARTER ENDED MARCH 31, 2001 COMPARED TO THE SAME QUARTER LAST YEAR
-------------------------------------------------------------------

         Net sales increased $757,000, or approximately 5%, to $15,006,000 in the first quarter of 2001 compared to $14,249,000 during the same period last year. The increase was primarily attributable to increased sales of CLAVE products, including custom CLAVE I.V. systems.

         Net sales in the first quarter of 2001 fell below Management's expectations and were adversely affected by negative fluctuations in sales patterns, especially to the Company's medical product manufacturer customers. Management expects that the latter quarters of 2001 and the year in total will reflect the Company's customary annual growth in net sales and earnings.

         Net sales to Abbott in the first quarter of 2001 were $8,032,000, as compared with net sales of $6,071,000 in the first quarter of 2000. Net sales of CLAVE products to Abbott, excluding custom CLAVE I.V. systems, in the first quarter of 2001 increased approximately 44%, principally on an increase in unit volume, to $6,795,000. Changes in sales volume of the other product lines sold to Abbott were not significant. Management expects a substantial increase in CLAVE unit and dollar sales volume with Abbott in 2001, although there is no assurance as to the amount or timing of such an increase.

         Net sales to B.Braun, including revenue sharing, amounted to $2,078,000 in the first quarter of 2001, as compared with $4,625,000 in the first quarter of 2000. The decrease was principally because of a 58% decrease in net sales of CLAVE products, mostly because of a decrease in unit volumes. Management believes that the year-to-year quarterly comparisons of CLAVE sales are distorted by fluctuations in sales of CLAVE patterns to B.Braun. Net sales of CLAVE to B.Braun were disproportionately high in the first quarter of 2000, again disproportionately high in the fourth quarter of 2000, followed by disproportionately low sales in the first quarter of 2001. Other net sales to B.Braun, which consist of the McGaw Protected Needle (a protected needle product) and SafeLine revenue sharing decreased, and Management expects those sales to continue to decrease in the future as the market for safe connectors continues to shift to needleless, swabable technology. Management expects that the SafeLine agreement, which expires in June 2001, will be extended, and that SafeLine revenue sharing payments will continue, but there is no certainty as to this matter or the amount of future payments, if any.

         Net sales to independent domestic distributors decreased approximately 6% from $3,137,000 in 2000 to $2,962,000 in 2001. This is because of a decrease in sales of CLAVE Products and all other products, partially offset by a 76% increase in custom I.V. systems. Management expects a continued decrease in the net sales of standard CLAVE Products to the independent domestic distributors, but expects that the decrease will be at least partially offset by sales of custom I.V. systems and new products such as the CLC2000 and the 1o2 Valve. There is no assurance that the Company will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott and B.Braun. Management expects to encounter continued pricing pressure from individual end users, and expects continued declines in net prices to the independent distributors.

         Total sales to foreign distributors were $1,676,000 in the first quarter of 2001, as compared with $382,000 in the first quarter of 2000. (Those amounts do not include distribution in Canada.) The increase is attributable almost entirely to a large stocking purchase by a distributor in South Africa. The Company now has distribution arrangements in all the principal countries in Western Europe and the Pacific Rim, and in South Africa. Management expects that its sales to European and other foreign customers will continue to increase in the future, but at a lower rate than in the first quarter of 2001, and further, there is no assurance that those expectations will be realized.

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

         Total net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased to $10,877,000 in the first quarter of 2001 from $10,242,000 in the first quarter of 2000, or 6%. The increase in unit shipments was approximately 24%, over half of which was accounted for by shipments to international distributors, and the balance mostly by shipments to medical product manufacturers. Average net selling prices decreased approximately 14% because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs and in response to market pressure.

         In November 1997, the Company commenced marketing the CLC2000, a one-piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Net sales until late 1999 were not significant, but in late 1999 sales to Abbott and the independent domestic distributors started to accelerate. Abbott currently accounts for over half the net sales of the CLC2000. Management expects continued increases in CLC2000 sales, but there is no assurance as to the amount or timing of future CLC2000 sales. Automated assembly equipment is expected to be completed later in 2001.

         Net sales of Click Lock and Piggy Lock decreased approximately 35% in the first quarter of 2001 compared to the same period last year. The decline is because of the safe-connector market's continued shift to swabable, needleless technology. Management expects the trend to continue.

         Net sales of Lopez Valve decreased 53% in the first quarter compared to the same period last year. Most of the decrease was because of failure of a supplier to deliver a component, which caused a delay in shipments until the second quarter of 2001. Management expects that net sales of the Lopez Valve will increase for the remainder of 2001 on sales to independent domestic distributors. Bard's sales of Lopez Valves have been less than they originally anticipated, and the amount of future purchases by Bard is uncertain.

         Net sales of custom I.V. systems were $1,977,000 in the first quarter of 2001, up 53% from the $1,295,000 recorded in the first quarter of 2000. Unit sales increased approximately 90%, with most of that increase with the domestic distributors.

         The 1o2 Valve is the first one-way or two-way drug delivery system. It was initially introduced in November 1998, and after initial delays in production, the Company actively commenced sales in April 2000. Sales to date have not been significant, but have been increasing. Automated assembly equipment and large-cavity molds are expected to be completed in the second half of 2001.

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

         GROSS MARGIN was 57% during the first quarter of 2001 compared to 58% during the same period last year. Increases in production volume which resulted in greater absorption of overhead and a decrease in unit manufacturing costs offset most of the continued decrease in average selling prices. Management expects that gross margins for custom I.V. systems, SetFinder products and certain other manually assembled products will be lower than those historically recorded by the Company because their production is relatively labor intensive. The Company expects that its unit production costs will continue to decrease in 2001, but that the gross margin percentage will be equal to or slightly lower than that achieved in the first quarter of 2001 as average unit sales prices continue to decrease, and manually assembled products become a greater percentage of the Company's sales.

         Electrical energy costs at the Company's manufacturing facilities in the first quarter of 2001 were almost four times what they were in the first quarter of 2000, and were approximately 2% of net sales. Most of the increase was because of rate increases. Management expects a continuation of increased costs through 2001. The Company's principal electrical provider, San Diego Gas & Electric Company, is not subject to certain of the regulatory constraints impacting the other two major providers in California, and there has been no interruption in service. However, there is currently significant uncertainty as to the future cost and availability of electrical energy in California, especially over the spring and summer months of 2001. Any further significant increase in electrical costs or a significant interruption in service could have an adverse effect on the Company.

         SELLING, GENERAL AND ADMINISTRATIVE expenses ("SG&A"), excluding research and development expenses, decreased $489,000 to $3,381,000, and decreased as a percentage of net sales to 23% during the first quarter of 2001 compared to 27% during the same period last year. Administrative costs decreased principally because of a decrease in legal fees, and sales and marketing decreased principally because of reduced expenses related to SetFinder. Management expects that SG&A will be a higher percentage of net sales for the balance of 2001, and that for the entire year 2001 it will approximate the same percentage of sales as it did in 2000.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased in the first quarter of 2001 as compared with the first quarter of 2000. This is principally because of increased work on clinical evaluations of the new CLC2000 and continued work on software development for the custom I.V. systems business, in addition to work on new products. Management expects R&D expense to continue to increase later in 2001 but to be approximately the same percentage of annual sales as it was in the first quarter of 2000; however, there is no assurance that such costs will not differ materially from current estimates or that the R&D will be completed as expected.

         INCOME FROM OPERATIONS increased $756,000 or 18% and was 32% of net sales in the first quarter of 2001, as compared with 29% in the first quarter of 2000. Gross profit increased $319,000 while operating expenses decreased $437,000.

         NET INCOME increased 23% to $3,533,000 in the first quarter of 2001 as compared with $2,872,000 in the comparable period last year, principally because of the increase in income from operations. Net income per share - diluted increased $0.05 or 15%, in the first quarter of 2001 over the first quarter of 2000. The percentage increase in net income per share is less than the percentage increase in net income principally because of an increase in the dilutive effect of stock options resulting from the increase in the market price of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the three months ended March 31, 2001, the Company's cash and cash equivalents and investment securities position increased $5,161,000 to $55,947,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment.

         Management expects that sales of the Company's products will continue to grow in 2001. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, the Company's working capital requirements may increase in the foreseeable future.

         Management currently expects that capital expenditures for property and equipment will be approximately $4 million to $6 million in 2001, principally for production tooling for capacity expansion and new products.

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

FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in the Company's business and finances that Management perceives and state some of its expectations and beliefs about the Company's future. These statements about the future are "forward looking statements," and the Company identifies them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to Management and assumptions that Management believes are reasonable, but Management does not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, future increases in sales of custom I.V. systems, SafeLine revenue share, production costs, gross margins, SG&A, and R&D;
o factors affecting operating results, such as shipments to specific customers, product mix, selling prices, the market shift to needleless products, impact of safety legislation on buying patterns, achievement of business expansion goals, development of innovative systems capabilities, sales of new products, sales initiated on the internet, manufacturing efficiencies, labor costs, unit production costs, electrical energy costs and availability, production automation, and expansion of markets;
o new or extended contracts with manufacturers and buying organizations, ability to replace distributors, and dependence on a small number of customers;
o        outcome of litigation;
o competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and
o working capital requirements, changes in accounts receivable and inventories, capital expenditures and common stock repurchases.

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

         Second, one should read the forward looking statements in conjunction with the Risk Factors in the Company's Current Report on Form 8-K to the Securities and Exchange Commission dated November 5, 1999 which is incorporated by reference.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
Inapplicable

ITEM 5. OTHER INFORMATION
-------------------------
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(a)  Exhibits:

None

(b)  Reports on Form 8-K:

The Registrant filed the following Report on Form 8-K during the quarter for which this Report is filed:

Item 5 - March 7, 2001

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                   Date:  April 25, 2001
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
 Chief Accounting Officer)