Form 10-Q
period 2001-06-30
ICU MEDICAL INC/DE
filed 2001-08-14
CIK 883984

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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

                      Yes XXX       No
                          ---          ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

               Class                                Outstanding at July 19, 2001
               -----                                ----------------------------
               Common                                        8,580,804

                                ICU MEDICAL, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

Consolidated Balance Sheets, June 30, 2001 and
December 31, 2000                                                         3

Consolidated Statements of Income for the three months
ended June 30, 2001 and 2000                                              4

Consolidated Statements of Income for the six months ended
June 30, 2001 and 2000                                                    5

Consolidated Statements of Cash Flows for the six months
ended June 30, 2001 and 2000                                              6

Notes to Consolidated Financial Statements                                7

ITEM 2.
-------

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       8

ITEM 3.
-------

Quantitative and Qualitative Disclosures About Market Risk        Not Applicable


PART II - OTHER INFORMATION                                              15
---------------------------


SIGNATURES                                                               16

                                ICU MEDICAL, INC.
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
               (all dollar amounts in thousands except share data)

                                     ASSETS

                                                            6/30/01    12/31/00
                                                           ---------   ---------
CURRENT ASSETS:                                           (unaudited)

   Cash and cash equivalents                               $  3,354    $  1,945
   Liquid investments                                        56,541      48,841
                                                           ---------   ---------
            Cash and liquid investments                      59,895      50,786
   Accounts receivable, net of allowance for
    doubtful accounts of $545 and $505 as of
    June 30, 2001 and December 31, 2000, respectively        12,893      12,425
   Inventories                                                2,342       1,435
   Prepaid expenses and other                                   236         402
   Deferred income taxes - current portion                    2,150       2,150
                                                           ---------   ---------
            Total current assets                             77,516      67,198
                                                           ---------   ---------

PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                   13,505      13,505
  Machinery and equipment                                    15,323      15,601
  Furniture and fixtures                                      2,988       2,763
  Molds                                                       6,946       6,804
  Construction in process                                     3,463       1,458
                                                           ---------   ---------
                                                             44,225      40,131
  Less--Accumulated depreciation                            (18,413)    (16,210)
                                                           ---------   ---------
                                                             23,812      23,921
                                                           ---------   ---------
DEFERRED INCOME TAXES                                           889         889
OTHER ASSETS                                                    877         852
                                                           ---------   ---------
                                                           $103,094    $ 92,860
                                                           =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                          $  2,028    $  1,687
  ccrued liabilities                                          6,882       7,793
                                                           ---------   ---------
            Total current liabilities                         8,910       9,480
                                                           ---------   ---------

STOCKHOLDERS' EQUITY:
 Convertible preferred stock, $1.00 par
   value  Authorized -- 500,000 shares,
   issued and outstanding -- none                                 -           -
 Common stock, $0.10 par value-
   Authorized -- 20,000,000 shares,
   issued -- 8,867,162 shares                                   887         887
 Additional paid-in capital                                  43,361      41,702
 Treasury stock -- 286,358 and 472,933 shares at
  June 30, 2001 and December 31, 2000, respectively          (3,080)     (4,819)
  Retained earnings                                          53,016      45,610
                                                           ---------   ---------
            Total stockholders' equity                       94,184      83,380
                                                           ---------   ---------
                                                           $103,094    $ 92,860
                                                           =========   =========

       The accompanying notes are an integral part of these consolidated financial statements

                                ICU MEDICAL, INC.
                        Consolidated Statements of Income
                           For the Three Months Ended
                         June 30, 2001 and June 30, 2000
            (all dollar amounts in thousands except per share data)
                                   (unaudited)

                                                     For the Three Months Ended
                                                     ---------------------------

                                                       6/30/01         6/30/00
                                                     -----------     -----------
NET SALES                                            $   16,952      $   13,623
COST OF GOODS SOLD                                        6,891           5,780

                                                     -----------     -----------
   Gross profit                                          10,061           7,843
                                                     -----------     -----------
OPERATING EXPENSES:
  Selling, general and administrative                     4,222           3,426
  Research and development                                  338             257
                                                     -----------     -----------
   Total operating expenses                               4,560           3,683
                                                     -----------     -----------
   Income from operations                                 5,501           4,160

INVESTMENT INCOME                                           498             500
                                                     -----------     -----------
   Income before income taxes                             5,999           4,660

PROVISION FOR INCOME TAXES                                2,235           1,690
                                                     -----------     -----------
NET INCOME                                           $    3,764      $    2,970
                                                     ===========     ===========
NET INCOME PER SHARE
   Basic                                             $     0.44      $     0.36
   Diluted                                           $     0.39      $     0.33
                                                     ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES
   Basic                                              8,517,750       8,344,506
   Diluted                                            9,629,641       9,070,764
                                                     ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                ICU MEDICAL, INC.
                        Consolidated Statements of Income
                            For the Six Months Ended
                         June 30, 2001 and June 30, 2000
            (all dollar amounts in thousands except per share data)
                                   (unaudited)

                                                      For the Six Months Ended
                                                     ---------------------------

                                                       6/30/01         6/30/00
                                                     -----------     -----------
NET SALES                                            $   31,958      $   27,872
COST OF GOODS SOLD                                       13,348          11,799

                                                     -----------     -----------
   Gross profit                                          18,610          16,073
                                                     -----------     -----------
OPERATING EXPENSES:
  Selling, general and administrative                     7,603           7,296
  Research and development                                  631             498
                                                     -----------     -----------
   Total operating expenses                               8,234           7,794
                                                     -----------     -----------
   Income from operations                                10,376           8,279

INVESTMENT INCOME                                         1,176             993
                                                     -----------     -----------
   Income before income taxes                            11,552           9,272

PROVISION FOR INCOME TAXES                                4,255           3,430
                                                     -----------     -----------
NET INCOME                                           $    7,297      $    5,842
                                                     ===========     ===========
NET INCOME PER SHARE
   Basic                                             $     0.86      $     0.71
   Diluted                                           $     0.77      $     0.66
                                                     ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES
   Basic                                              8,462,413       8,272,396
   Diluted                                            9,516,048       8,864,762
                                                     ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements

                                ICU MEDICAL, INC.
                      Consolidated Statements of Cash Flows
                            For the Six Months Ended
                         June 30, 2001 and June 30, 2000
                        (all dollar amounts in thousands)
                                   (unaudited)

                                                       For the Six Months Ended
                                                      --------------------------

                                                            6/30/01     6/30/00
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $ 7,297    $ 5,842
Adjustments to reconcile net income to net cash
 provided by operating activities --
 Depreciation and amortization                                2,374      2,596
 Net change in current assets and current
  liabilities, and other                                     (1,779)     1,303

                                                            --------   --------
 Net cash provided by operating activities                    7,892      9,741
                                                            --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                         (2,290)    (2,642)
 Net change in liquid investments                            (7,700)    (7,550)

                                                            --------   --------
 Net cash (used in) investing activities                     (9,990)   (10,192)
                                                            --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock
  options and related income tax benefits, and other          3,507      3,269
 Purchase of treasury stock                                       -       (119)

                                                            --------   --------
 Net cash provided by financing activities                    3,507      3,150
                                                            --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,409      2,699


CASH AND CASH EQUIVALENTS, beginning of the period            1,945      1,901
                                                            --------   --------

CASH AND CASH EQUIVALENTS, end of the period                $ 3,354    $ 4,600
                                                            ========   ========


       The accompanying notes are an integral part of these consolidated financial statements

                                ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                        (All dollar amounts in thousands)
                                   (unaudited)

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

NOTE 2: Inventories consisted of the following:

                                      6/30/01             12/31/00
                                      -------             --------
      Raw material                     $1,428               $1,050
      Work in process                     403                  140
      Finished goods                      511                  245
                                --------------        -------------
      Total                            $2,342               $1,435
                                ==============        =============


NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,111,981 and 726,259 for the three months ended June 30, 2001 and June 30, 2000, respectively and 1,053,636 and 592,366 for the six months ended June 30, 2001 and June 30, 2000, respectively. Stock options of subsidiaries did not have a dilutive effect.

NOTE 4: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income and state tax credits.

NOTE 5: The Company is involved in litigation with Medex, Inc. and Porex Medical Products, Inc. over patent matters and B. Braun Medical Inc. over contractual matters. See Part II, Item 1, "Legal Proceedings."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL
-------

         The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

=============================================== ========== ========== ========== ========== ========== ========== ==========
                                                                                                          YTD        YTD
PRODUCT LINE                                      1998        1999       2000       Q2-00      Q2-01      Q2-00      Q2-01
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
CLAVE(R)                                            69%        68%        71%        70%        74%        71%        73%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
CLC2000(TM)                                        ---          1%         4%         5%         2%         4%         3%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Protected Needle Products                            8%         6%         3%         3%         2%         4%         2%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Lopez Valve(R)and other                              5%         4%         3%         3%         3%         4%         3%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
RF100-RF150 ("Rhino")                                5%         6%         5%         5%         3%         5%         4%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Custom I.V. Systems                                  8%        11%        12%        12%        15%        10%        14%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
B.Braun SafeLine Revenue Sharing                     5%         4%         2%         2%         1%         2%         1%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                              100%       100%       100%       100%       100%       100%       100%
=============================================== ========== ========== ========== ========== ========== ========== ==========

         The Company sells its products to independent distributors and through supply and distribution agreements with Abbott Laboratories ("Abbott"), B.Braun Medical Inc. ("B.Braun"), (the "Abbott Agreements" and the "B.Braun Agreements," respectively) and certain other medical product manufacturers. Most independent distributors handle the full line of the Company's products. Abbott and B.Braun both purchase CLAVE Products, principally bulk, non-sterile connectors. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott, and since July 1999, the CLC2000, and under an agreement signed February 27, 2001, custom I.V. sets. B.Braun also purchases the McGaw Protected Needle and pays the Company revenue sharing payments on its sales of its SafeLine products. The Company also sells certain of its products to a number of other medical product manufacturers.

         The Abbott Agreements extend to December 2009. The B.Braun Agreement for CLAVE products extends to December 2002. All have extension provisions beyond those dates.

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

         The Company has been taking steps to improve manufacturing efficiency principally by reducing labor costs, reducing time needed to produce an order, and minimizing investment in inventory. The original focus was on production of custom I.V. systems, which is relatively labor intensive; it has now been expanded to include all of the Company's automated and manual manufacturing operations. Substantially all manual assembly is now performed at the facility that the Company opened in December 1998 in Ensenada, Baja California, Mexico. In 1999, the Company made significant investment in automated molding and assembly equipment. Both of these steps have reduced unit production costs. Ongoing steps are aimed at increasing systems capabilities, improving manufacturing efficiency and enhancing distribution, as well as automation of the production of new products, such as the CLC2000 and the 1o2 Valve, and other products for which volume is growing. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         The Company distributes products through four distribution channels. Net sales for each distribution channel were as follows:

=============================================== ========== ========== ========== ========== ========== ========== ==========
                                                                                                          YTD        YTD
CHANNEL                                           1998       1999       2000       Q2-00      Q2-01      Q2-00      Q2-01
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Medical product manufacturers                       64%        71%        74%        76%        71%        76%        70%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Independent domestic distributors                   33%        25%        21%        20%        23%        21%        21%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
International                                        3%         4%         5%         4%         5%         3%         8%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
SetFinder                                          ----       ----       ----        ---         1%        ---         1%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                              100%       100%       100%       100%       100%       100%       100%
=============================================== ========== ========== ========== ========== ========== ========== ==========

QUARTER ENDED JUNE 30, 2001 COMPARED TO THE SAME QUARTER LAST YEAR
------------------------------------------------------------------

         NET SALES increased $3,329,000, or approximately 24%, to $16,952,000 in the second quarter of 2001, compared to $13,623,000 during the same period last year. The increase was primarily attributable to a 26% increase in sales of CLAVE Products, including custom CLAVE I.V. systems.

         Net sales to Abbott in the second quarter of 2001 were $7,340,000, as compared with net sales of $7,116,000 in the second quarter of 2000. Net sales of CLAVE Products to Abbott increased to $6,354,000 in the second quarter of 2001 from $5,575,000 in the second quarter of 2000 on an increase in unit volume. Sales of the CLC2000 and Rhino declined. Abbott bought fewer CLC2000s in the second quarter to balance its inventory position. Sales of the Rhino are expected to continue to decline in the future as the market shifts to needleless technology. Based on terms of the Abbott Agreement, Management expects a substantial increase in CLAVE unit and dollar sales volume with Abbott in 2001, although there is no assurance as to the amount or timing of such an increase.

         Net sales to B. Braun, including revenue sharing, amounted to $4,547,000 in the second quarter of 2001, as compared with $3,212,000 in the second quarter of 2000. Net sales of CLAVE Products increased $1,353,000 because of increased unit volume. Estimated revenue sharing payments due on B.Braun sales of its SafeLine products and sales of McGaw Protected Needle both decreased from last year. Notwithstanding the increase in the second quarter of 2001, year-to-date sales of CLAVE Products is less than for the comparable period in 2000 and Management does not expect the annual sales for 2001 to reach the level achieved in 2000. Management expects net sales of the McGaw Protected Needle will continue to decline as the market for safe connectors continues its shift to needleless technology. Management expects that SafeLine revenue sharing payments will continue, although it is unable to accurately forecast such amounts; the SafeLine Agreement was recently extended to December 2001.

         Net sales to independent domestic distributors increased approximately 40% from $2,779,000 in 2000 to $3,896,000 in 2001. This is attributed to a 59%
increase in custom I.V. systems sales and a 15% increase in net sales of standard CLAVE Products. Management expects a decrease in the net sales of standard CLAVE Products to the independent distributors for the balance of 2001, but expects that the decrease will be at least partially offset by sales of custom I.V. systems and new products such as the CLC2000 and the 1o2 Valve(TM), as well as continuing increases in net sales of the Lopez Valve. However, there is no assurance that the Company will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott and B.Braun. Management expects to encounter continued pricing pressure from individual end users, and expects continued declines in net prices to the independent distributors.

         Total sales to foreign distributors were $920,000 in the second quarter of 2001, as compared with $491,000 in the second quarter of 2000. (Those amounts do not include distribution in Canada.) The Company now has distribution arrangements in all of the principal countries in Western Europe, the Pacific Rim and South America, and in South Africa. Management expects that its sales to foreign customers will continue to increase in the future, although there is no assurance that those expectations will be realized.

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

         Total net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $9,501,000 in the second quarter of 2000 to $12,296,000 in the second quarter of 2001, or 29%. The increase in unit shipments was approximately 56%, most of which was accounted for by medical products manufacturers. Aggregate average net selling prices decreased approximately 17% on a year-to-year basis in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to medical products manufacturers.

         In November 1997, the Company commenced marketing the CLC2000, a one piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Net sales during the introductory period, which extended through most of 1999, were not significant, but sales to Abbott and the independent domestic distributors started to accelerate in late 1999. Abbott accounted for over half the net sales of the CLC2000 in the first quarter of 2001, but purchased only a small amount in the second quarter of 2001, as it balanced its inventory position, and causing the decline in CLC 2000 sales in the second quarter of 2001. Management expects continued increases in CLC2000 sales, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of Click Lock and Piggy Lock were virtually unchanged in the second quarter of 2001 compared to the same period last year. Management expects continued decline in these sales as the safe connector market continues its shift to needleless technology.

         Net sales of the Lopez Valve in the second quarter of 2001 increased approximately 46% over the second quarter last year. Management expects that net sales of the Lopez Valve will increase for the second half of 2001 on increased shipments to independent distributors.

         Net sales of custom I.V. systems increased to $2,464,000 in the second quarter of 2001, as compared with $1,575,000 in the second quarter of 2000. Unit sales increased approximately 54%, with most of that increase attributed to sales to independent domestic distributors.

         In November 1998, the Company introduced the 1o2 Valve, the first one-way or two-way drug delivery system. After overcoming initial delays in production, the Company re-launched the product in January 2000. Sales to date have not been significant, and there is no assurance as to the amount or timing of future 1o2 Valve sales.

         Historically, the Company has experienced lower usage of its products in the summer months due to lower censuses in healthcare facilities. That would generally cause the Company's sales in the second and third quarters of the year to be lower than sales in the first and fourth quarters. Since 1995, there have been significant departures from that pattern because significant increases in sales volumes with Abbott and B.Braun have often offset the expected seasonal sales decline. Further, those medical product manufacturers order bulk non-sterile product many months before sale to the healthcare facility to allow for normal manufacturing lead-times. Thus, Management believes that the large percentage of sales to medical product manufacturers could lead to non-seasonal quarterly fluctuations in net sales because their ordering patterns may not directly reflect their current sales volumes.

         GROSS MARGIN was 59% during the second quarter of 2001 compared to 58% during the same period last year. Increases in production volume resulted in greater absorption of overhead, and that coupled with the benefits of capital equipment added in 1999 offset the effect of lower average selling prices. Management expects that gross margins for custom I.V. systems, SetFinder products and certain other manually assembled products will be lower than those historically recorded by the Company because their production is relatively labor intensive. The Company expects that its unit production costs will continue to decrease in 2001, but that the gross margin percentage will be slightly lower than that achieved in the second quarter of 2001 as average unit sales prices continue to decrease, and manually assembled products become a greater percentage of the Company's sales.

         Electrical energy costs at the Company's manufacturing facilities in the second quarter of 2001 moderated somewhat from the first quarter of 2001, but were still approximately three times what they were in the first quarter of 2000, the last quarter before the sharp rate increase experienced since May 2000. Most of the increase was because of rate increases. Electrical energy costs were approximately 1.3% of sales in the second quarter of 2001, down from 2% of sales in the first quarter of 2001. Management expects a continuation of increased costs through 2001, although Management is unable to predict what those costs will be. There has been no interruption in service. There is currently significant uncertainty as to the future cost and availability of electrical energy in California, especially over the summer months of 2001. Any further significant increase in electrical costs or a significant interruption in service could have an adverse effect on the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), excluding research and development expenses, increased 23% to $4,222,000, and was approximately 25% of sales in both years. The spending increase was principally for litigation costs and administrative costs. Sales and marketing costs increased, but decreased as a percentage of net sales. Management expects that SG&A will be a higher percentage of net sales for the balance of 2001, and that for the entire year 2001 it will approximate the same percentage of sales as it was in 2000.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased in the second quarter of 2001 as compared with the second quarter of 2000. This is principally because of increased work on clinical evaluations of the new CLC2000 and continued work on software development for the custom I.V. systems business, in addition to work on new products. Management expects R&D expense to continue to increase later in 2001 but to be approximately the same percentage of annual sales as it was in the second quarter of 2001; however, there is no assurance that such costs will not differ materially from current estimates or that the R&D will be completed as expected.

         INCOME FROM OPERATIONS increased $1,341,000 or 32% and was 32% of net sales in the second quarter of 2001, as compared with 31% in the second quarter of 2000. Gross profit increased $2,218,000 while operating expenses increased only $877,000.

         INVESTMENT INCOME was virtually unchanged notwithstanding the increase in the investment portfolio, because of declines in interest rates since the beginning of 2001.

         NET INCOME increased 27% to $3,764,000 in the second quarter of 2001 as compared with $2,970,000 in the comparable period last year. NET INCOME PER SHARE - DILUTED increased 18% to $0.39 in the second quarter of 2001. The percentage increase was less than that for net income because there were more shares outstanding and there were more dilutive shares as a result of the higher market price of the Company's common stock.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME SIX MONTHS LAST YEAR
------------------------------------------------------------------------

         NET SALES increased $4,086,000, or approximately 15%, to $31,958,000 in the first six months of 2001 compared to $27,872,000 during the same period last year. The increase was primarily attributable to increased sales of CLAVE Products and custom CLAVE I.V. sets.

         GROSS MARGIN was 58% during the first six months of 2001 and 2000. Although average selling prices have continued to decrease over the first six months of 2001, this was offset by a decrease in unit manufacturing costs. Electrical energy costs at the Company's manufacturing facilities in the first half of 2001 were about 2.5 times what they were in the first half of 2000, with the increase principally because of rate increases, and were approximately 1.6% of net sales, although both decreased as a percentage of sales.

         SG&A excluding research and development expenses, increased by $307,000 to $7,603,000, and decreased as a percentage of net sales to 24% during the first half of 2001 compared to 26% during the first half of 2000. The spending increase was principally for sales and marketing costs and other administrative expenses, although both decreased as a percentage of sales.

         R&D increased for the first half of 2001 for the same reasons as it increased in the second quarter of 2001.

         INCOME FROM OPERATIONS increased $2,097,000, or 25%, principally because of the increase in net sales and the reduction, as a percentage of net sales, in operating expenses.

         INVESTMENT INCOME increased $183,000, or 18%, over the first half of 2000. The increase in income was less than the increase in the investment portfolio because of the effect of declines in interest rates since the beginning of 2001.

         NET INCOME increased $1,455,000, or 25%, NET INCOME PER SHARE - DILUTED increased 17%, a lower percentage than the increase in net income because of an increase in both the weighted average number of shares outstanding and the dilutive effect of stock options.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the six months ended June 30, 2001, the Company's cash and cash equivalents and investment securities position increased $9,109,000 to $59,895,000 from $50,786,000 at December 31, 2000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment.

         Management expects that sales of the Company's products will continue to grow in 2001. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, the Company's working capital requirements may increase in the foreseeable future.

         Management currently expects that capital expenditures for property and equipment will be between approximately $4 million and $6 million in 2001 principally for production tooling for capacity expansion and new products.

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


FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in the Company's business and finances that Management perceives and state some of its expectations and beliefs about the Company's future. These statements about the future are "forward looking statements," and the Company identifies them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to Management and assumptions that Management believes are reasonable, but Management does not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, future increases in sales of custom I.V. systems, SafeLine revenue share, production costs, gross margins, SG&A, and R&D;
o factors affecting operating results, such as shipments to specific customers, product mix, seasonality of sales, selling prices, the market shift to needleless products, impact of safety legislation on buying patterns, achievement of business expansion goals, development of innovative systems capabilities, sales of new products, sales initiated on the internet, direct sales of standard I.V. sets, manufacturing efficiencies, labor costs, unit production costs, electrical energy costs and availability, production automation, and expansion of markets;
o new or extended contracts with manufacturers and buying organizations and dependence on a small number of customers;

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In an action filed July 19, 1999, entitled Medex, Inc. v. ICU Medical, Inc. pending in the United States District Court for the Southern District of Ohio, Eastern Division, and served on the Company on November 4, 1999, Medex alleges that ICU Medical infringes one of its patents by the manufacture and sale of the CLAVE connector, and Medex seeks monetary damages and injunctive relief. The Company believes the suit against it is without merit and has been vigorously defending itself in the action. On July 29, 1999, the Company brought an action entitled ICU Medical, Inc. v. Medex, Inc. in the United States District Court for the Central District of California against Medex, Inc. for infringing several patents of the Company by the manufacture and sale of certain blood access devices. The Company seeks monetary damages and injunctive relief. The Company intends to vigorously pursue this matter.

         In an action filed May 24, 2001, entitled Porex Medical Products, Inc.
v. ICU Medical, Inc. pending in the United States District Court for the Central District of California, Porex alleges that ICU Medical infringes one of its patents by the offering for sale and selling the CLC 2000, and Porex seeks monetary damages and injunctive relief. The Company believes the suit against it is without merit and the Company intends to vigorously defend itself in the action.

         In an action filed June 29, 2001, entitled ICU Medical, Inc. v. B. Braun Medical, Inc. pending in the Superior Court of the State of California, County of Orange, the Company is seeking certain judicial declarations concerning a controversy over each of the parties rights, duties and obligations under the Manufacture and Supply Agreement for CLAVE Products. No monetary damages are sought. Each party has indicated a willingness to attempt a negotiated resolution.

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

ITEM 2. CHANGES IN SECURITIES
-----------------------------
Inapplicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         The following is a description of matters submitted to a vote or Registrant's stockholders at its annual Meeting of Stockholders held on April 27, 2001:

         A. George A. Lopez, M.D. and Robert S. Swinnney, M.D. were elected as directors to hold office until the 2004 Annual Meeting. Votes cast for and withheld with respect to the nominee were as follows:

                                                   Votes For     Votes Withheld
                                                   ---------     --------------
                  George A. Lopez, M.D.            7,570,246        611,079
                  Robert S. Swinnney, M.D.         7,928,422        252,903

                  The terms of the following directors were continued after the Annual Meeting: Jack W. Brown, John J. Connors, Michael T. Kovalchik, III, M.D., Richard H. Sherman, M.D.

         B. A brief description of each other matter voted upon at the meeting and votes cast for, against and abstentions and broker non-votes as to each such matter is as follows:

                                                                                                   Broker
                                                                    For       Against   Abstain   Non-Vote
                                                                    ---       -------   -------   --------
                  Proposal to ratify the selection of Arthur
                  Andersen LLP as auditors for Registrant         8,148,423    25,815     6,987       0


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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                     Date: August 14, 2001
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)