Form 10-Q
period 2001-09-30
ICU MEDICAL INC/DE
filed 2001-11-08
CIK 883984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

                      Yes XXX                        No____
                          ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

                       Class                   Outstanding at October 20, 2001
                       -----                   -------------------------------
                       Common                             8,662,072

                                ICU MEDICAL, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                      PAGE NUMBER
------------------------------                                      -----------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Consolidated Balance Sheets, September 30, 2001 and
December 31, 2000                                                        3

Consolidated Statements of Income for the three months
ended September 30, 2001 and 2000                                        4

Consolidated Statements of Income for the nine months
ended September 30, 2001 and 2000                                        5

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2001 and 2000                                        6

Notes to Consolidated Financial Statements                               7

ITEM 2.
-------

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      8

ITEM 3.
-------

Quantitative and Qualitative Disclosures About Market Risk        Not Applicable


PART II - OTHER INFORMATION                                             15
---------------------------

SIGNATURES                                                              16

                                            ICU MEDICAL, INC.
                                       Consolidated Balance Sheets
                                September 30, 2001 and December 31, 2000
                           (all dollar amounts in thousands except share data)

                                                 ASSETS

                                                                                  9/30/01      12/31/00
                                                                                 ----------   ----------
CURRENT ASSETS:                                                                 (unaudited)
       Cash and cash equivalents                                                 $   2,261    $   1,945
       Liquid investments                                                           65,371       48,841
                                                                                 ----------   ----------
             Cash and liquid investments                                            67,632       50,786
       Accounts receivable, net of allowance for doubtful accounts of $534 and
             $505 as of September 30, 2001 and December 31, 2000, respectively      10,394       12,425
       Inventories                                                                   2,411        1,435
       Prepaid expenses and other                                                      481          402
       Deferred income taxes - current portion                                       2,356        2,150
                                                                                 ----------   ----------
                Total current assets                                                83,274       67,198
                                                                                 ----------   ----------

PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                                          13,584       13,505
  Machinery and equipment                                                           15,528       15,601
  Furniture and fixtures                                                             3,144        2,763
  Molds                                                                              7,182        6,804
  Construction in process                                                            4,357        1,458
                                                                                 ----------   ----------
                                                                                    43,795       40,131
  Less--Accumulated depreciation                                                   (19,385)     (16,210)
                                                                                 ----------   ----------
                                                                                    24,410       23,921
                                                                                 ----------   ----------
DEFERRED INCOME TAXES                                                                  378          889
OTHER ASSETS                                                                           895          852
                                                                                 ----------   ----------
                                                                                 $ 108,957    $  92,860
                                                                                 ==========   ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $   2,248    $   1,687
     Accrued liabilities                                                             8,239        7,793
                                                                                 ----------   ----------
                Total current liabilities                                           10,487        9,480
                                                                                 ----------   ----------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized -- 500,000 shares, issued and outstanding -- none                     -            -
     Common stock, $0.10 par value-
        Authorized -- 20,000,000 shares, issued -- 8,867,162 shares                    887          887
     Additional paid-in capital                                                     43,341       41,702
     Treasury stock -- 230,090 and 765,123 shares at
        September 30, 2001 and December 31, 2000, respectively                      (1,999)      (4,819)
     Retained earnings                                                              56,241       45,610
                                                                                 ----------   ----------
                Total stockholders' equity                                          98,470       83,380
                                                                                 ----------   ----------
                                                                                 $ 108,957    $  92,860
                                                                                 ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                                   3

                                ICU MEDICAL, INC.
                        Consolidated Statements of Income
                           For the Three Months Ended
                    September 30, 2001 and September 30, 2000
             (all dollar amounts in thousands except per share data)
                                   (unaudited)


                                                      For the Three Months Ended
                                                      --------------------------

                                                        9/30/01        9/30/00
                                                      -----------    -----------


NET SALES                                             $   16,214     $   11,698
COST OF GOODS SOLD                                         6,867          5,517

                                                      -----------    -----------
        Gross profit                                       9,347          6,181
                                                      -----------    -----------

OPERATING EXPENSES:
     Selling, general and administrative                   4,287          3,091
     Research and development                                241            249

                                                      -----------    -----------
        Total operating expenses                           4,528          3,340
                                                      -----------    -----------

        Income from operations                             4,819          2,841

INVESTMENT INCOME                                            450            532
                                                      -----------    -----------

        Income before income taxes                         5,269          3,373

PROVISION FOR INCOME TAXES                                 1,950          1,250
                                                      -----------    -----------

NET INCOME                                            $    3,319     $    2,123
                                                      ===========    ===========


NET INCOME PER SHARE
        Basic                                         $     0.39     $     0.25
        Diluted                                       $     0.34     $     0.23
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                          8,602,417      8,382,922
        Diluted                                        9,687,805      9,221,757
                                                      ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ICU MEDICAL, INC.
                        Consolidated Statements of Income
                            For the Nine Months Ended
                    September 30, 2001 and September 30, 2000
             (all dollar amounts in thousands except per share data)
                                   (unaudited)


                                                      For the Nine Months Ended
                                                      -------------------------

                                                        9/30/01        9/30/00
                                                      -----------    -----------

NET SALES                                             $   48,172     $   39,570
COST OF GOODS SOLD                                        20,215         17,316

                                                      -----------    -----------
        Gross profit                                      27,957         22,254
                                                      -----------    -----------

OPERATING EXPENSES:
     Selling, general and administrative                  11,890         10,387
     Research and development                                872            747

                                                      -----------    -----------
        Total operating expenses                          12,762         11,134
                                                      -----------    -----------

        Income from operations                            15,195         11,120

INVESTMENT INCOME                                          1,626          1,525
                                                      -----------    -----------

        Income before income taxes                        16,821         12,645

PROVISION FOR INCOME TAXES                                 6,205          4,680
                                                      -----------    -----------

NET INCOME                                            $   10,616     $    7,965
                                                      ===========    ===========


NET INCOME PER SHARE
        Basic                                         $     1.25     $     0.96
        Diluted                                       $     1.11     $     0.89
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                          8,509,422      8,309,507
        Diluted                                        9,573,719      8,984,629
                                                      ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      ICU MEDICAL, INC.
                            Consolidated Statements of Cash Flows
                                  For the Nine Months Ended
                          September 30, 2001 and September 30, 2000
                              (all dollar amounts in thousands)
                                         (unaudited)

                                                                     For the Nine Months Ended
                                                                     -------------------------

                                                                        9/30/01     9/30/00
                                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $ 10,616    $  7,965
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                                        3,475       3,690
     Net change in current assets and current liabilities, and other      2,292         (15)

                                                                       ---------   ---------
     Net cash provided by operating activities                           16,383      11,640
                                                                       ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                 (4,011)     (3,694)
     Net change in liquid investments                                   (16,530)    (11,150)

                                                                       ---------   ---------
     Net cash (used in) investing activities                            (20,541)    (14,844)
                                                                       ---------   ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock
        options and related income tax benefits, and other                4,474       3,556
     Purchase of treasury stock                                               -        (119)

                                                                       ---------   ---------
     Net cash provided by financing activities                            4,474       3,437
                                                                       ---------   ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                   316         233


CASH AND CASH EQUIVALENTS, beginning of the period                        1,945       1,901
                                                                       ---------   ---------

CASH AND CASH EQUIVALENTS, end of the period                           $  2,261    $  2,134
                                                                       =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                             6

                                ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                        (All dollar amounts in thousands)
                                   (unaudited)

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

NOTE 2: Inventories consisted of the following:

                                                    9/30/01           12/31/00
                                                    -------           --------
              Raw material                      $     1,569        $     1,050
              Work in process                           359                140
              Finished goods                            483                245
                                                ------------       ------------
              Total                             $     2,411        $     1,435
                                                ============       ============


NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,085,388 and 838,835 for the three months ended September 30, 2001 and 2000, respectively and 1,064,297 and 675,122 for the nine months ended September 30, 2001 and 2000, respectively. Stock options of subsidiaries did not have a dilutive effect.

NOTE 4: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income and state tax credits.

NOTE 5: The Company is involved in litigation with Medex, Inc. and Porex Medical Products, Inc. over patent matters and B. Braun Medical Inc. over contractual and patent matters. See Part II, Item 1, "Legal Proceedings."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL
-------

         The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

====================================== ========== ========== ========= ========== ========== ========== ==========
                                                                                                YTD        YTD
PRODUCT LINE                             1998       1999       2000      Q3-00      Q3-01      Q3-00      Q3-01
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
CLAVE(R)                                  69%        68%       71%        69%        79%        70%        75%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
CLC2000(TM)                                --         1%        4%         2%         2%         3%         3%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Protected Needle Products                  8%         6%        3%         2%         3%         4%         2%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Lopez Valve(R)and other                    5%         4%        3%         3%         3%         3%         3%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
RF100-RF150 ("Rhino")                      5%         6%        5%         5%         1%         5%         3%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Custom I.V. Systems                        8%        11%       12%        16%        11%        13%        13%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
B.Braun SafeLine Revenue Sharing           5%         4%        2%         3%         1%         2%         1%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Total                                    100%       100%       100%      100%       100%       100%       100%
====================================== ========== ========== ========= ========== ========== ========== ==========

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

         Management believes that as the healthcare provider market continues to consolidate, the Company's success in marketing and distributing CLAVE Products will depend, in part, on the Company's ability, either independently or through strategic supply and distribution arrangements, to secure long-term contracts with major buying organizations. Further, the Company's marketing and distribution strategy may result in a significant share of the Company's revenues being concentrated among a small number of customers. The loss of a strategic supply and distribution agreement with a customer or the loss of a large contract by such a customer could have a material adverse effect on operating results.

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

         The federal Needlestick Safety and Prevention Act enacted in November 2000, and which became effective in April, 2001 modified standards promulgated by the Occupational Safety and Health Administration to require employers to use needleless systems where appropriate to reduce risk of injury to employees from needlesticks. The Company believes the effect of this law will be to accelerate sales of the Company's needleless systems, although it is unable to estimate the amount or timing of such sales.

         The Company has commenced two initiatives that, if successful, will reduce its dependence on its current proprietary products. It is seeking to substantially expand its custom I.V. systems business with products sold to medical product manufacturers and independent distributors. On February 27, 2001, the Company signed an agreement with Abbott under which the Company will manufacture all new custom I.V. sets for sale by Abbott, and the two companies will jointly promote the products under the name SetSource. The Company expects a significant increase in sales of custom I.V. systems under this agreement. The Company has also launched SetFinder, a separate subsidiary, which will contract with and distribute commodity-type standard I.V. sets directly to healthcare providers and to group purchasing organizations and independent dealer networks. There is no assurance that either one of these initiatives will succeed, or that the expected increases in sales under the February 2001 contract with Abbott will occur.

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

         The Company distributes products through four distribution channels. Net sales for each distribution channel as a percentage of total net sales were as follows:

======================================== ========== ========== ========= ========== ========== ========== ==========
                                                                                                  YTD        YTD
CHANNEL                                    1998       1999       2000      Q3-00      Q3-01      Q3-00      Q3-01
---------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Medical product manufacturers               64%        71%       74%        72%        78%        74%        72%
---------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Independent domestic distributors           33%        25%       21%        23%        13%        22%        19%
---------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
International                                3%         4%        5%         5%         8%         4%         8%
---------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
SetFinder                                  ----       ----      ----       ----         1%         1%         1%
---------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Total                                      100%       100%       100%      100%       100%       100%       100%
======================================== ========== ========== ========= ========== ========== ========== ==========

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME QUARTER LAST YEAR
-----------------------------------------------------------------------

         NET SALES increased $4,516,000, or approximately 39%, to $16,214,000 in the third quarter of 2001, compared to $11,698,000 during the same period last year. The increase was primarily attributable to a 44% increase in sales of CLAVE Products, including custom CLAVE I.V. systems.

         Net sales to Abbott in the third quarter of 2001 were $9,229,000, as compared with net sales of $6,153,000 in the third quarter of 2000. Net sales of CLAVE Products to Abbott increased to $8,550,000 in the third quarter of 2001 from $4,921,000 in the third quarter of 2000 on a significant increase in unit volume. Sales of the CLC2000, Rhino and custom CLAVE I.V. sets declined, as Abbott balanced its inventory position for those product lines. The Company expects sales of the CLC2000 to Abbott will increase in the future. Sales of the Rhino are expected to continue the decline which started earlier in 2001 as the market shifts to needleless technology. Sales under the new custom I.V. set program, called SetSource, partially offset declines in the other product lines in the third quarter. Based on terms of the Abbott Agreement, Management expects a substantial increase in CLAVE unit and dollar sales volume with Abbott through the remainder of 2001, although there is no assurance as to the amount of such an increase.

         Net sales to B.Braun, including revenue sharing, amounted to $3,319,000 in the third quarter of 2001, as compared with $2,252,000 in the third quarter of 2000. Net sales of CLAVE Products to B. Braun increased from $1,757,000 in the third quarter of 2000 to $2,649,000 in the third quarter of 2001. Unit volume of CLAVE sales to B. Braun year-to-date is higher than in 2000, but this has been offset by a decline in average sales price, so the dollar amount of net sales of CLAVE Products to B. Braun year-to-date in 2001 is virtually the same as in 2000. Sales of the McGaw Protected Needle increased from last year, but Management expects future sales to decline, as they have in most recent periods, as the market for safe connectors continues to shift to needleless technology. Estimated revenue sharing payments due on B.Braun sales of its SafeLine products decreased from last year. Management expects that SafeLine revenue sharing payments will continue, although it is unable to accurately forecast such amounts; the SafeLine Agreement was recently extended to December 2001.

         Net sales to independent domestic distributors decreased approximately 20% from $2,705,000 in 2000 to $2,156,000 in 2001. This is attributed principally to a 48% decrease in CLAVE net sales caused principally by a decrease in unit volume and average selling prices of CLAVE Products. Management expects an increase in the fourth quarter of 2001 over the third quarter in the net sales of standard CLAVE Products to the independent domestic distributors as well as an increase in sales of custom I.V. systems and new products such as the CLC2000 and the 1o2 Valve(TM), and increases in net sales of the Lopez Valve. However, there is no assurance that the Company will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott and B.Braun. Management expects to encounter continued pricing pressure from individual end users, and expects continued declines in net prices to the independent distributors.

         Total sales to foreign distributors were $1,207,000 in the third quarter of 2001, as compared with $551,000 in the third quarter of 2000 (Those amounts do not include distribution in Canada.) The Company now has distribution arrangements in all of the principal countries in Western Europe, the Pacific Rim and South America, and in South Africa. Management expects that its sales to foreign customers will continue to increase in the future, although there is no assurance that those expectations will be realized.

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

         Total net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $8,126,000 in the third quarter of 2000 to $12,765,000 in the third quarter of 2001, or 57%. The increase in unit shipments was approximately 83%, almost all of which was accounted for by medical product manufacturers. Aggregate average net selling prices decreased approximately 14% on a year-to-year basis in response to market pressures and because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs sold to medical products manufacturers.

         In October 2001, the Company commenced production of the "MicroCLAVE(TM)." It is smaller than the existing CLAVE but is functionally identical. It will initially be marketed as an extension of the CLAVE Product line for use where its smaller size is advantageous, such as pediatric care.

         In November 1997, the Company commenced marketing the CLC2000, a one piece, swabable connector, engineered to prevent the back-flow of blood into the catheter. Net sales during the introductory period, which extended through most of 1999, were not significant, but sales to Abbott and the independent domestic distributors started to accelerate in late 1999. In the third quarter of 2001, sales to domestic and international distributors accounted for a 62% growth in sales of the CLC2000 over the third quarter of 2000. Abbott accounted for approximately half of the net sales of the CLC2000 in the first quarter of 2001, but has purchased only a small amount since then as it balanced its inventory position, and sales to Abbott were not significant in the third quarters of 2001 or 2000. Management expects continued increases in CLC2000 sales, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of Click Lock and Piggy Lock decreased approximately 44% in the third quarter of 2001 compared to the same period last year. Management expects continued decline in these sales as the safe connector market continues its shift to needleless technology.

         Net sales of the Lopez Valve in the third quarter of 2001 decreased 14% from those in 2000. Management expects that net sales of the Lopez Valve will increase for the remainder of 2001 on increased shipments to independent distributors.

         Net sales of custom I.V. systems were $1,848,000 in the third quarter of 2001, as compared with $1,851,000 in the third quarter of 2000. Unit sales decreased slightly, offset by a small increase in average selling prices. Management believes that the lack of growth in sales in the third quarter was because of normal seasonality as well as inventory balancing in the distribution system, and expects net sales to increase in the fourth quarter of 2001.

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

         GROSS MARGIN was 58% during the third quarter of 2001 compared to 53% during the same period last year. Fluctuation in production during the third quarter of 2000 and the relatively low level of sales in that quarter resulted in less absorption of overhead in the third quarter of 2000. In the third quarter of 2001, increases in production volume resulted in greater absorption of overhead, and that offset the effect of lower average selling prices. The Company expects that gross margins for custom I.V. systems, SetFinder products and certain other manually assembled products will be lower than those historically recorded by the Company because their production is relatively labor intensive. The Company expects that its unit production costs will continue to decrease in 2001, but that the gross margin percentage for the fourth quarter will be equal to or slightly lower than in the third quarter, as average unit sales prices continue to decrease, and manually assembled products become a greater percentage of the Company's sales.

         Electrical energy costs at the Company's manufacturing facilities in the third quarter of 2001 continued to moderate somewhat from the first and second quarters of 2001, but were still approximately double what they were in the first quarter of 2000, the last quarter before the sharp rate increase experienced since May 2000. Most of the increase was because of rate increases. Electrical energy costs were approximately 1% of sales in the third quarter of 2001, down from 2% of sales in the first quarter of 2001 and 2% in the third quarter of 2000. Management is unable to predict what those costs will be for the balance of 2001, but does not expect them to increase to the levels of the first half of 2001. There has been no interruption in service. The significant uncertainty as to the availability of electrical energy in California has abated, although there is still uncertainty as to future costs. Any further significant increase in electrical costs or a significant interruption in service could have an adverse effect on the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), excluding research and development expenses, increased 39% to $4,287,000, and were 26% of net sales in the third quarter of 2001 compared to 26% during the same period last year. Spending increased for litigation costs and administrative costs. Sales and marketing costs increased, but decreased as a percentage of sales. Management expects SG&A in the fourth quarter of 2001 to increase somewhat from the level in the third quarter, but to decrease as a percentage of sales.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") were approximately the same in the third quarters of 2001 and 2000. Spending on software development and on clinical evaluations of the new CLC2000 was higher, offset by decreased new product development costs. Management expects that continuing work on the clinical evaluations of the CLC 2000, as well as software development for the custom I.V. systems business, and work on new products will cause R&D expenses to increase in the fourth quarter of 2001. However, no assurance can be given that such costs will not differ materially from those estimates or that the R&D will be completed as expected.

         The Company plans to launch, in limited markets, a new I.V. connector currently under development. The Company expects to apply in early 2002 to the Food & Drug Administration ("FDA") under Section 510(k) of the Federal Food, Drug and Cosmetics Act for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that the Company will launch this new product, or that it will achieve sales if and when the Company commences marketing it.

         INCOME FROM OPERATIONS increased $1,978,000 or 70% and was 30% of net sales in the third quarter of 2001, as compared with 24% in the third quarter of 2000. Gross profit increased $3,166,000 while operating expenses increased only $1,188,000.

         INVESTMENT INCOME declined in the third quarter of 2001 as compared with the third quarter of 2000, notwithstanding the increase in the investment portfolio, because of declines in interest rates since the beginning of 2001.

         NET INCOME increased 56% to $3,319,000 in the third quarter of 2001 as compared with $2,123,000 in the comparable period last year. NET INCOME PER SHARE - DILUTED was $0.34, in the third quarter of 2001, a 48% increase over the third quarter of 2000. The percentage increase was less than that for net income because there were more shares outstanding and there were more dilutive shares as a result of the higher market price of the Company's common stock.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME NINE MONTHS LAST YEAR
-------------------------------------------------------------------------------

         NET SALES increased $8,602,000, or approximately 22%, to $48,172,000 in the first nine months of 2001 compared to $39,570,000 during the same period last year. The increase was primarily attributable to increased sales of CLAVE Products including custom CLAVE I.V. sets.

         GROSS MARGIN was 58% during the first nine months of 2001 as compared to 56% in the first nine months of 2000. The decrease in average selling prices over the first nine months of 2001 was more than offset by a decrease in unit manufacturing costs.

         SG&A excluding R&D increased by $1,503,000 to $11,890,000, and decreased as a percentage of net sales to 25% during the first nine months of 2001 compared to 26% during the first nine months of 2000. The spending increase was principally for administrative and litigation costs. Sales and marketing costs increased, but decreased as a percentage of net sales.

         INCOME FROM OPERATIONS increased $4,075,000, or 37%, principally because of the increase in net sales and the reduction, as a percentage of net sales, in operating expenses.

         INVESTMENT INCOME increased $101,000, or 7%, over the first nine months of 2000. The increase in investment income was less than the increase in the investment portfolio because of the effect of declines in interest rates since the beginning of 2001.

         NET INCOME increased $2,651,000, or 33%, NET INCOME PER SHARE - DILUTED increased 25%, a somewhat lower percentage than the increase in net income because of an increase in the weighted average number of shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the nine months ended September 30, 2001, the Company's cash and cash equivalents and investment securities position increased $16,846,000 to $67,632,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment.

         Management expects that sales of the Company's products will continue to grow in 2001 and 2002. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, the Company's working capital requirements may increase in the foreseeable future.

         Management currently expects that capital expenditures for property and equipment will be between approximately $6 million and $7 million in 2001 principally for production tooling for capacity expansion and new products.

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

         In an action filed June 29, 2001, entitled ICU MEDICAL, INC. V. B. BRAUN MEDICAL, INC. pending in the Superior Court of the State of California, County of Orange, the Company is seeking certain judicial declarations concerning a controversy over each of the parties rights, duties and obligations under the Manufacture and Supply Agreement for CLAVE Products. On July 27, 2001, the case was removed to the United States District Court for the Central District of California. No monetary damages are sought. Each party has indicated a willingness to attempt a negotiated resolution, although there can be no assurance that such a resolution will be achieved.

         In an action filed August 21, 2001 entitled ICU MEDICAL, INC. V. B BRAUN MEDICAL, INC. pending in the United States District Court for the Northern District of California, the Company alleges that B. Braun Medical, Inc. infringes two patents of the Company by the manufacture and sale of its UltraSite medical connector. The Company seeks monetary damages and injunctive relief and intends to vigorously pursue this matter.

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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                  Date:  November 8, 2001
---------------------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and
   Chief Accounting Officer)