Form 10-Q
period 2002-03-31
ICU MEDICAL INC/DE
filed 2002-04-24
CIK 883984

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

                      Yes XXX        No____
                          ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

           Class                           Outstanding at April 19, 2002
           -----                           -----------------------------
           Common                                   13,858,129



                                          ICU MEDICAL, INC.

                                                INDEX



PART I - FINANCIAL INFORMATION                                                               PAGE NUMBER
------------------------------                                                               -----------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

Consolidated Balance Sheets, March 31, 2002 and December 31, 2001
                                                                                                  3

Consolidated Statements of Income for the three months ended March 31, 2002
and 2001                                                                                          4

Consolidated Statements of Cash Flows for the three  months ended March 31,
2002 and 2001                                                                                     5

Notes to Consolidated Financial Statements                                                        6

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                        7

ITEM 3.
-------

Quantitative and Qualitative Disclosures About Market Risk                                       14


PART II - OTHER INFORMATION                                                                      15
---------------------------


SIGNATURES                                                                                       16



                                                  2


                                            ICU MEDICAL, INC.
                                       Consolidated Balance Sheets
                                   March 31, 2002 and December 31, 2001
                           (all dollar amounts in thousands except share data)

                                                  ASSETS
                                                                                  3/31/02      12/31/01
                                                                                 ----------   ----------
CURRENT ASSETS:                                                                 (unaudited)
       Cash and cash equivalents                                                 $   4,566    $   3,901
       Liquid investments                                                           77,526       69,126
       Due from securities brokers                                                   2,891            -
                                                                                 ----------   ----------
             Cash and liquid investments                                            84,983       73,027
       Accounts receivable, net of allowance for doubtful accounts of $576
             and $581 as of March 31, 2002 and December 31, 2001, respectively      14,303       13,062
       Inventories                                                                   1,639        1,594
       Prepaid income taxes                                                          2,309            -
       Prepaid expenses and other                                                      324          605
       Deferred income taxes - current portion                                       2,113        2,113
                                                                                 ----------   ----------
                Total current assets                                               105,671       90,401
                                                                                 ----------   ----------

PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                                          13,584       13,584
  Machinery and equipment                                                           16,723       15,663
  Furniture and fixtures                                                             3,568        3,568
  Molds                                                                              8,566        8,566
  Construction in process                                                            3,896        3,566
                                                                                 ----------   ----------
                                                                                    46,337       44,947
  Less--Accumulated depreciation                                                   (20,880)     (19,825)
                                                                                 ----------   ----------
                                                                                    25,457       25,122
                                                                                 ----------   ----------
DEFERRED INCOME TAXES                                                                  963          963
OTHER ASSETS                                                                           750          856
                                                                                 ----------   ----------
                                                                                 $ 132,841    $ 117,342
                                                                                 ==========   ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $   3,137    $   2,401
     Accrued liabilities                                                             6,418        8,264
                                                                                 ----------   ----------
                Total current liabilities                                            9,555       10,665
                                                                                 ----------   ----------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized -- 500,000 shares, issued and outstanding -- none                     -            -
     Common stock, $0.10 par value-
        Authorized -- 20,000,000 shares, issued -- 13,761,706 and 13,300,743
        shares at March 31, 2002 and December 31, 2001, respectively                 1,376          887
     Additional paid-in capital                                                     56,375       45,765
     Treasury stock -- 174,688 shares at December 31, 2001                               -         (987)
     Retained earnings                                                              65,535       61,012
                                                                                 ----------   ----------
                Total stockholders' equity                                         123,286      106,677
                                                                                 ----------   ----------
                                                                                 $ 132,841    $ 117,342
                                                                                 ==========   ==========



         The accompanying notes are an integral part of these consolidated financial statements.

                                                    3

                                    ICU MEDICAL, INC.
                            Consolidated Statements of Income
                                For the Three Months Ended
                            March 31, 2002 and March 31, 2001
                 (all dollar amounts in thousands except per share data)
                                       (unaudited)

                                                             For the Three Months Ended
                                                            ----------------------------

                                                              3/31/02          3/31/01
                                                            ------------    ------------
NET SALES                                                   $    20,905     $    15,006
COST OF GOODS SOLD                                                8,556           6,457
                                                            ------------    ------------
        Gross profit                                             12,349           8,549
                                                            ------------    ------------

OPERATING EXPENSES:
     Selling, general and administrative                          5,239           3,381
     Research and development                                       303             293
                                                            ------------    ------------
        Total operating expenses                                  5,542           3,674
                                                            ------------    ------------

        Income from operations                                    6,807           4,875

INVESTMENT INCOME                                                   376             678
                                                            ------------    ------------

        Income before income taxes                                7,183           5,553

PROVISION FOR INCOME TAXES                                        2,660           2,020
                                                            ------------    ------------

NET INCOME                                                  $     4,523     $     3,533
                                                            ============    ============


NET INCOME PER SHARE
        Basic                                               $      0.34     $      0.28
        Diluted                                             $      0.30     $      0.25
                                                            ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                                13,379,119      12,610,612
        Diluted                                              15,064,856      14,103,682
                                                            ============    ============




 The accompanying notes are an integral part of these consolidated financial statements.

                                            4

                                       ICU MEDICAL, INC.
                             Consolidated Statements of Cash Flows
                                   For the Three Months Ended
                               March 31, 2002 and March 31, 2001
                               (all dollar amounts in thousands)
                                          (unaudited)

                                                                      For the Three Months Ended
                                                                       -----------------------

                                                                        3/31/02       3/31/01
                                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $   4,523    $   3,533
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                                         1,070        1,089
     Net change in current assets and current liabilities, and other      (4,278)         935
                                                                       ----------   ----------
                                                                           1,315        5,557
     Tax benefits from exercise of stock options                           6,300          376
                                                                       ----------   ----------
     Net cash provided by operating activities                             7,615        5,933
                                                                       ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (1,445)      (1,299)
     Net change in liquid investments                                     (8,400)      (5,400)
     Increase in due from securities brokers                              (2,891)           -
                                                                       ----------   ----------
     Net cash (used in) investing activities                             (12,736)      (6,699)
                                                                       ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                               5,786          527
                                                                       ----------   ----------
     Net cash provided by financing activities                             5,786          527
                                                                       ----------   ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         665         (239)


CASH AND CASH EQUIVALENTS, beginning of the period                         3,901        1,945
                                                                       ----------   ----------

CASH AND CASH EQUIVALENTS, end of the period                           $   4,566    $   1,706
                                                                       ==========   ==========



    The accompanying notes are an integral part of these consolidated financial statements.

                                               5

                                ICU MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                        (All dollar amounts in thousands)
                                   (unaudited)

NOTE 1: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of Management, necessary to a fair statement of the consolidated results for the interim periods presented, which adjustments consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Stockholders.

         On March 15, 2002, the Company effected a three-for-two stock split in the form of a fifty-percent stock dividend. All shares and per share amounts prior to that date have been restated to reflect the stock split.

NOTE 2: Net inventories consisted of the following:

                                             3/31/02          12/31/01
                                             -------          --------

              Raw material                   $ 1,295           $ 1,290
              Work in process                    276               179
              Finished goods                      68               125
                                       -------------    --------------
              Total                          $ 1,639           $ 1,594
                                       =============    ==============

NOTE 3: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. The Company's dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,685,737 and 1,493,070 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 4: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income.

NOTE 5: The Company is involved in litigation with B. Braun Medical Inc. over contractual and patent matters. See Part II, Item 1, "Legal Proceedings."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL
-------

         The following table sets forth our net sales by product as a percentage of total net sales for the periods indicated:

=====================================================================================================
PRODUCT LINE                                   1999       2000        2001       Q1-01      Q1-02
-----------------------------------------------------------------------------------------------------
CLAVE(R)                                       68%         71%        74%         73%        77%
-----------------------------------------------------------------------------------------------------
Custom and Generic I.V. Systems                11%         12%        13%         13%        14%
-----------------------------------------------------------------------------------------------------
CLC2000(TM)                                     1%         4%          3%         3%          2%
-----------------------------------------------------------------------------------------------------
Lopez Valve(R)                                  4%         3%          2%         3%          2%
-----------------------------------------------------------------------------------------------------
RF100-RF150 ("Rhino")                           6%         5%          3%         4%          2%
-----------------------------------------------------------------------------------------------------
Protected Needle Products and Other            10%         5%          5%         4%          3%
-----------------------------------------------------------------------------------------------------
Total                                          100%       100%        100%       100%        100%
=====================================================================================================

         We sell our products to independent distributors and through agreements with Abbott Laboratories ("Abbott") and B.Braun Medical Inc. ("B.Braun"), (the "Abbott Agreements" and the "B.Braun Agreements," respectively) and certain other medical product manufacturers. Most independent distributors handle the full line of our products. Abbott and B.Braun both purchase CLAVE products, principally bulk, non-sterile connectors. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott, and the CLC2000, and under an agreement signed February 27, 2001, custom I.V. sets. B.Braun also purchases the McGaw Protected Needle and pays us revenue sharing payments on its sales of its SafeLine products. We also sell certain other products to a number of other medical product manufacturers.

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

         We believe the success of the CLAVE has, and will continue to motivate others to develop one piece needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. In response to competitive pressure, we have been reducing prices to protect and expand our market. The price reductions to date have been more than offset by increased volume. We expect that the average price of our CLAVE products will continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

         The federal Needlestick Safety and Prevention Act, enacted in November 2000, modified standards promulgated by the Occupational Safety and Health Administration to require employers to use needleless systems where appropriate to reduce risk of injury to employees from needlesticks. We believe the effect of this law will be to accelerate sales of our needleless systems, although we are unable to estimate the amount or timing of such sales.

         We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business with products sold to medical product manufacturers and independent distributors and expand selectively into the production of generic I.V. sets. On February 27, 2001, we signed an agreement with Abbott under which we will manufacture all new custom I.V. sets for sale by Abbott, and we will jointly promote the products under the name SetSource. We expect a significant increase in sales of custom I.V. systems under this agreement. We also launched SetFinder, a separate subsidiary, which will contract with and distribute commodity-type standard I.V. sets directly to healthcare providers and to group purchasing organizations and independent dealer networks when not in competition with our I.V. sets handled by our other distributors. There is no assurance that either one of these initiatives will succeed, or that the expected increases in sales under the February 2001 contract with Abbott will occur.

         We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. The original focus was on production of custom I.V. systems, which is relatively labor intensive; it now includes all automated manufacturing operations as well. Manual assembly is now performed at the facility opened in December 1998 in Ensenada, Baja California, Mexico. In 1999, we made significant investment in automated molding and assembly equipment. In 2002, we will commence use of automated assembly equipment for the CLC2000(TM) and the 1o2 Valve(R), add molding and automated assembly capacity for CLAVE production and expand manual assembly capacity in Mexico. All these steps have and will continue to reduce unit production costs. Ongoing steps also include automation of the production of new products and other products for which volume is growing, and consideration of establishment of production facilities outside North America. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         We distribute products through four distribution channels. Net sales as a percentage of total net sales for each distribution channel were as follows:

================================================= ========== =========== ========== =========== ==========
CHANNEL                                             1999        2000       2001       Q1-01       Q1-02
------------------------------------------------- ---------- ----------- ---------- ----------- ----------
Medical product manufacturers                        71%        74%         72%        68%         75%
------------------------------------------------- ---------- ----------- ---------- ----------- ----------
Independent domestic distributors                    25%        21%         19%        20%         15%
------------------------------------------------- ---------- ----------- ---------- ----------- ----------
International                                        4%          5%         8%         11%         8%
------------------------------------------------- ---------- ----------- ---------- ----------- ----------
SetFinder                                            ---        ---         1%          1%         2%
------------------------------------------------- ---------- ----------- ---------- ----------- ----------
Total                                               100%        100%       100%        100%       100%
================================================= ========== =========== ========== =========== ==========

QUARTER ENDED MARCH 31, 2002 COMPARED TO THE SAME QUARTER LAST YEAR
-------------------------------------------------------------------

         NET SALES increased $5,899,000, or approximately 39%, to $20,905,000 in the first quarter of 2002 compared to $15,006,000 during the same period last year. The increase was primarily attributable to increased sales of CLAVE products.

         Net sales to Abbott in the first quarter of 2002 were $13,969,000, as compared with net sales of $8,032,000 in the first quarter of 2001. Net sales of CLAVE products to Abbott, excluding custom CLAVE I.V. systems, in the first quarter of 2002 increased approximately 82%, to $12,341,000 because of an increase in unit volume somewhat offset by lower average selling prices. Sales to Abbott under the SetSource program approximated $850,000, as compared with approximately $650,000 in the fourth quarter of 2001. We expect a substantial increase in CLAVE unit and dollar sales volume with Abbott in 2002, as well as a significant increase in SetSource unit and dollar sales volume. Net sales of the CLC2000 in the first quarter of 2002 were lower than in the first quarter of 2001, but increased over those in the fourth quarter of 2001; Abbott has been balancing its inventory position and we expect sales of the CLC2000 will increase through the balance of 2002. Net sales of the Rhino continued to decline as the market shifts to swabable technology. Sales of custom CLAVE I.V. sets declined in the first quarter of 2001, as production of several high-volume sets was transferred to Abbott since the first quarter of 2001 and new CLAVE custom I.V. systems are now part of the SetSource program. While we expect significant future sales increases to Abbott, there is no assurance as to the amount of such increases.

         Net sales to B. Braun, including revenue sharing, amounted to $1,660,000 in the first quarter of 2002, as compared with $2,078,000 in the first quarter of 2001. The decrease was principally because of a decrease in unit sales of CLAVE products. We expect a decrease in CLAVE product sales to B.Braun in 2002, particularly in the first half of 2002, at least in part because we believe B.Braun's purchase of CLAVE products in the latter half of 2001 exceeded their sales to customers. The decrease in the first quarter was in line with expectations and we expect that sales of CLAVE products in the second quarter of 2002 will be lower than in the second quarter of 2001. Other net sales to B.Braun, which consist of the McGaw Protected needle (a protected needle product) and SafeLine revenue sharing decreased, and we expect those sales to continue to decrease in the future as the market for safe connectors continues to shift to needleless, swabable technology. In 2001, we became involved as plaintiff in litigation with B.Braun over contractual and patent matters. See Part II, Item 1. Legal Proceedings. While we hope to resolve the matters that are the subject of the litigation, even if they are resolved, the effect on our relationship with B.Braun is not known at this time. B.Braun does have a product, called UltraSite, that is directly competitive with the CLAVE, and which we have alleged is being marketed and sold in violation of two of our patents and the provisions of our agreement with B.Braun. However, if B.Braun continues to market the UltraSite and it erodes B.Braun's sales of CLAVE Products, there could be an adverse effect on us, even if we ultimately prevail on the matters that are subject to litigation. We believe many of B.Braun's customers prefer the CLAVE to competitive products, including the UltraSite, and that many of them will continue to buy CLAVE Products through B.Braun or other distribution channels.

         Net sales to independent domestic distributors increased approximately 4% from $2,962,000 in 2001 to $3,069,000 in 2002. Moderate increases in net sales of most product lines were partially offset by a moderate decrease in net sales of CLAVE products. We believe the decline in sales of CLAVE products is principally because of acquisition of market share by Abbott and B.Braun. We expect a continued decrease in the net sales of standard CLAVE Products to the independent domestic distributors, but expect that the decrease will be at least partially offset by sales of custom and generic I.V. systems, including custom I.V. systems incorporating the 1o2 Valve, and new products such as the CLC2000. There is no assurance that we will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott and B.Braun.

         Total sales to foreign distributors were $1,682,000 in the first quarter of 2002, as compared with $1,676,000 in the first quarter of 2001. (Those amounts do not include distribution in Canada.) Year-to-year comparisons are distorted because of a large stocking purchase by a distributor in South Africa in 2001, with no comparable sale in the first quarter of 2002. We now have distribution arrangements in the principal countries in Western Europe, the Pacific Rim and South America and in South Africa. Furthermore, we have been increasing the number of our international business development managers. We expect significant increases in sales to foreign customers in the future, although there is no assurance that those expectations will be realized.

         Total net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased to $16,041,000 in the first quarter of 2002 from $10,877,000 in the first quarter of 2001, or 47%. The increase in unit shipments almost doubled principally because of increased sales to Abbott. Average net selling prices decreased approximately 10% because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs and in response to market pressure. We expect continued significant growth in CLAVE unit and dollar sales volume in 2002, notwithstanding any decline in sales to B.Braun or independent domestic distributors because of the large growth that we expect with Abbott and international distribution. Further, we expect the decline in average selling prices to abate somewhat from the decline rates of the past several years. However, we give no assurance that the expectations will be realized.

         In October 2001, we commenced production of the "MicroCLAVE(R)." It is smaller than the existing CLAVE but is functionally similar. We will initially market it as an extension of the CLAVE product line for use where its smaller size is advantageous, such as pediatric care. Sales are included in CLAVE product sales.

         Net sales of custom and generic I.V. systems increased approximately 40% in the first quarter over those in the first quarter of 2001. Most of the increase was in the Abbott SetSource program.

         Net sales of the CLC2000 were approximately the same in the first quarter of 2002 as they were in the first quarter of 2001. The decline in sales to Abbott was offset by increased sales to domestic and foreign distributors. We expect sales of the CLC2000 to increase in 2002 and later years, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of the Lopez Valve increased 46% in the first quarter compared to the same period last year. Sales in the first quarter of 2001 were depressed because of failure of a supplier to deliver a component. We believe that the focus of the sales and marketing efforts of our personnel and those of our distributors on other products may continue to dilute sales of the Lopez Valve, but we are making improvements to the product and expect sales in 2002 to at least maintain the amounts achieved in 2001.

         Net sales of protected needle products decreased approximately 17% in the first quarter of 2002 compared to the same period last year. The decline is because of the safe-connector market's continued shift to swabable, needleless technology. Management expects the trend to continue.

         In November 1998, the Company introduced the 1o2 Valve(R), the first one-way or two-way drug delivery system. After overcoming initial delays in production, the Company re-launched the product in January 2000. Substantially all sales of the 1o2 Valve are in custom I.V. systems, and are included in sales reported in that category.

         Historically, we have experienced lower usage of our products in the summer months due to lower censuses in healthcare facilities. That would generally cause our sales in the second and third quarters of the year to be lower than sales in the first and fourth quarters. Since 1995, there have been significant departures from that pattern because significant increases in volumes with B.Braun and Abbott have often offset the expected seasonal sales decline. Further, those medical product manufacturers order bulk non-sterile product many months before sale to the healthcare providers to allow for normal manufacturing lead-times. Thus, we believe that the large percentage of sales to I.V. product manufacturers could lead to non-seasonal quarterly fluctuations in net sales because their ordering patterns may not directly reflect their current sales volumes.

         GROSS MARGIN was 59% during the first quarter of 2002 compared to 57% during the same period last year. The results of our continuing extensive efforts to improve manufacturing efficiency and the increased absorption of overhead by higher production volumes more than offset the effect of lower average unit selling prices. We expect that gross margins for custom and generic I.V. systems and certain other manually assembled products will be lower than those we have historically achieved because their production is relatively labor intensive. We expect that our unit production costs will continue to decrease in 2002, but that the gross margin percentage will be slightly lower than that ultimately achieved for the full year 2001 (which was 58%), as average unit sales prices continue to decrease, and manually assembled products become a greater percentage of the Company's sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), excluding research and development expenses, increased $1,858,000 to $5,239,000, and increased as a percentage of net sales to 25% during the first quarter of 2002 compared to 23% during the same period last year. The increase was principally in administrative expenses and sales and marketing expenses. Administrative expenses increased principally because of legal fees, most of which relate to the litigation with Medex, Inc. and Porex Medical Products, Inc. which has been settled. Sales and marketing expenses increased because of increases in headcount and in promotional costs, but overall sales and marketing expenses decreased as a percentage of sales. We expect continued growth in SG&A expenses in 2002, but we expect it to grow at a lower rate than our growth in net sales. However, there can be no assurance that these expectations will be realized.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") were approximately the same in the first quarters of 2002 and 2001. Spending is principally on new product development and software development to support manufacturing and distribution of custom and generic I.V. systems. We estimate that R&D costs will continue in 2002 at approximately the same percentage of net sales as in 2001. However R&D costs could differ from those estimates and the R&D may not be completed as expected.

         We plan to launch, in limited markets, a new I.V. connector currently under development. We expect to apply in the second quarter of 2002 to the FDA under Section 510(k) of the FDC Act for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that we will launch this new product, or that it will achieve sales if and when we commence marketing it.

         INCOME FROM OPERATIONS increased $1,932,000 or 40% and was 33% of net sales in the first quarter of 2002, as compared with 32% in the first quarter of 2001. Gross profit increased $3,800,000 while operating expenses increased $1,868,000.

         INVESTMENT INCOME declined in the first quarter of 2002 as compared with the first quarter of 2001, notwithstanding the increase in the investment portfolio, because of declines in interest rates since the beginning of 2001.

         INCOME TAXES were accrued at an effective tax rate of 37% in the first quarter of 2002 as compared with 36% in the first quarter of 2001. The relative proportion of tax-exempt investment income was lower in 2002 than in 2001. We expect our effective tax rate for the full year 2002 to be approximately the same as it was in 2000 (which was 37%).

         NET INCOME increased 28% to $4,523,000 in the first quarter of 2002 as compared with $3,533,000 in the comparable period last year, principally because of the increase in income from operations. NET INCOME PER SHARE - DILUTED increased $0.05 or 20%, in the first quarter of 2002 over the first quarter of 2001. The percentage in net income per share is less than the percentage increase in net income principally because of an increase in shares outstanding and the increase in the dilutive effect of stock options resulting from the increase in the market price of the Company's stock.

ACCOUNTING POLICIES
-------------------

         Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2001 Annual Report to Shareholders. In applying those policies, estimates and judgments affect the amounts at which accounts receivable and inventory and certain liabilities are recorded and the useful lives of property and equipment.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the three months ended March 31, 2002, our cash and cash equivalents and investment securities position (including unsettled transactions with brokers) increased $11,956,000 to $84,983,000. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment.

         We expect that sales of our products will continue to grow in 2002. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, our working capital requirements may increase in the foreseeable future.

         We currently expect that capital expenditures for property and equipment will be approximately $8 million to $10 million in 2002, principally for additional investments in molding machines, molds and automated assembly machines, as well as recurring facilities improvements and acquisition of computer equipment and software, and new facilities outside of North America. In addition, we are considering the acquisition of sterilization equipment to support our assembly facility in Mexico; the equipment and related facilities are estimated to cost from $5 million to $6 million.

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

FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are "forward looking statements," and we identify them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, future increases in sales of custom and generic I.V. systems, production costs, gross margins, SG&A, and R&D expense and income taxes;
o factors affecting operating results, such as shipments to specific customers, product mix, seasonality of sales, selling prices, the market shift to needleless and swabable products, declines in sales of certain products, impact of safety legislation, achievement of business expansion goals, development of innovative systems capabilities, introduction and sales of new products, direct sales of commodity-type I.V. sets, manufacturing efficiencies, labor costs, unit production costs, production automation, and expansion of markets, establishment of production facilities outside North America, and acquisition of sterilization equipment;
o new or extended contracts with manufacturers and buying organizations, ability to replace distributors, and dependence on a small number of customers;

o    regulatory approval and outcome of litigation;
o competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and
o working capital requirements, changes in accounts receivable and inventories, capital expenditures and common stock repurchases.

         The kinds of statements described above and similar forward looking statements about our future performance are subject to a number of risks and uncertainties which one should consider in evaluating the statements. First, one should consider the factors and risks described in the statements themselves. Those factors are uncertain, and if one or more of them turn out differently than we currently expect, our operating results may differ materially from Management's current expectations.

         Second, one should read the forward looking statements in conjunction with the Risk Factors in the Company's Current Report on Form 8-K to the Securities and Exchange Commission dated February 15, 2002 which is incorporated by reference.

         Third, the Company's actual future operating results are subject to other important factors that the Company cannot predict or control, including among others the following:

o    general economic and business conditions;
o    the effect of price and safety considerations on the healthcare industry;
o competitive factors, such as product innovation, new technologies, marketing and distribution strength and price erosion;
o    unanticipated market shifts and trends;
o the impact of legislation affecting government reimbursement of healthcare costs;
o changes by our major customers and independent distributors in their strategies that might affect their efforts to market our products or products incorporating the ours products;
o    unanticipated production problems; and
o the availability of patent protection and the cost of enforcing and of defending patent claims.

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

Item 5 - February 15, 2002

Item 5 - February 27, 2002

Item 5 - March 15, 2002



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                      Date: April 24, 2002
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)