Form 10-Q
period 2002-06-30
ICU MEDICAL INC/DE
filed 2002-08-12
CIK 883984

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

                      Yes [XXX]                    No [  ]

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                      Outstanding at July 31, 2002
                 -----                      ----------------------------
                 Common                              13,875,126

                                ICU MEDICAL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Condensed Consolidated Balance Sheets, June 30, 2002 and
December 31, 2001                                                        3

Condensed Consolidated Statements of Income for the three
months ended June 30, 2002 and 2001                                      4

Condensed Consolidated Statements of Income for the six
months ended June 30, 2002 and 2001                                      5

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 2002 and 2001                                      6

Notes to Condensed Consolidated Financial Statements                     7

ITEM 2.
-------
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               8

ITEM 3.
-------
Quantitative and Qualitative Disclosures About Market Risk              18

PART II - OTHER INFORMATION                                             18
---------------------------

SIGNATURES                                                              20


                                           ICU MEDICAL, INC.
                                 Condensed Consolidated Balance Sheets
                                  June 30, 2002 and December 31, 2001
                          (all dollar amounts in thousands except share data)

                                                 ASSETS

                                                                                    6/30/02         12/31/01
                                                                                   ----------      ----------
CURRENT ASSETS:                                                                        (unaudited)
       Cash and cash equivalents                                                   $   1,590       $   3,901
       Liquid investments                                                             86,126          69,126
                                                                                   ----------      ----------
             Cash and liquid investments                                              87,716          73,027
       Accounts receivable, net of allowance for doubtful accounts of $631
             and $581 as of June 30, 2002 and December 31, 2001, respectively         16,554          13,062
       Inventories                                                                     3,399           1,594
       Prepaid income taxes                                                              796               -
       Prepaid expenses and other                                                        569             605
       Deferred income taxes - current portion                                         2,113           2,113
                                                                                   ----------      ----------
                Total current assets                                                 111,147          90,401
                                                                                   ----------      ----------

PROPERTY AND EQUIPMENT, at cost:                                                      49,458          44,947
  Less--Accumulated depreciation                                                     (22,294)        (19,825)
                                                                                   ----------      ----------
             Property and equipment, net                                              27,164          25,122
                                                                                   ----------      ----------
DEFERRED INCOME TAXES                                                                    963             963
OTHER ASSETS                                                                             776             856
                                                                                   ----------      ----------
                                                                                   $ 140,050       $ 117,342
                                                                                   ==========      ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              $   2,783       $   2,401
     Accrued liabilities                                                               6,598           8,264
                                                                                   ----------      ----------
                Total current liabilities                                              9,381          10,665
                                                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized -- 500,000 shares, issued and outstanding -- none                       -               -
     Common stock, $0.10 par value-
        Authorized -- 80,000,000 shares, issued -- 13,871,376 and 13,300,743
        shares at June 30, 2002 and December 31, 2001, respectively                    1,387             887
     Additional paid-in capital                                                       58,749          45,765
     Treasury stock, at cost -- 174,688 shares at December 31, 2001                        -            (987)
     Retained earnings                                                                70,533          61,012
                                                                                   ----------      ----------
                Total stockholders' equity                                           130,669         106,677
                                                                                   ----------      ----------
                                                                                   $ 140,050       $ 117,342
                                                                                   ==========      ==========

                           The accompanying notes are an integral part of
                         these condensed consolidated financial statements.

                                ICU MEDICAL, INC.
                   Condensed Consolidated Statements of Income
                           For the Three Months Ended
                      June 30, 2002 and June 30, 2001 (all
               dollar amounts in thousands except per share data)
                                   (unaudited)

                                                    For the Three Months Ended
                                                   -----------------------------

                                                      6/30/02          6/30/01
                                                   ------------     ------------
NET SALES                                          $    22,668      $    16,952
COST OF GOODS SOLD                                       9,332            6,891

                                                   ------------     ------------
        Gross profit                                    13,336           10,061
                                                   ------------     ------------

OPERATING EXPENSES:
     Selling, general and administrative                 5,416            4,222
     Research and development                              346              338

                                                   ------------     ------------
        Total operating expenses                         5,762            4,560
                                                   ------------     ------------

        Income from operations                           7,574            5,501

INVESTMENT INCOME                                          364              498
                                                   ------------     ------------

        Income before income taxes                       7,938            5,999

PROVISION FOR INCOME TAXES                               2,940            2,235
                                                   ------------     ------------

NET INCOME                                         $     4,998      $     3,764
                                                   ============     ============

NET INCOME PER SHARE
        Basic                                      $      0.36      $      0.29
        Diluted                                    $      0.32      $      0.26
                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                       13,854,070       12,776,625
        Diluted                                     15,403,283       14,444,461
                                                   ============     ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                ICU MEDICAL, INC.
                   Condensed Consolidated Statements of Income
                            For the Six Months Ended
                      June 30, 2002 and June 30, 2001 (all
               dollar amounts in thousands except per share data)
                                   (unaudited)

                                                     For the Six Months Ended
                                                   -----------------------------

                                                      6/30/02          6/30/01
                                                   ------------     ------------
NET SALES                                          $    43,573      $    31,958
COST OF GOODS SOLD                                      17,888           13,348

                                                   ------------     ------------
        Gross profit                                    25,685           18,610
                                                   ------------     ------------

OPERATING EXPENSES:
     Selling, general and administrative                10,655            7,603
     Research and development                              649              631

                                                   ------------     ------------
        Total operating expenses                        11,304            8,234
                                                   ------------     ------------

        Income from operations                          14,381           10,376

INVESTMENT INCOME                                          740            1,176
                                                   ------------     ------------

        Income before income taxes                      15,121           11,552

PROVISION FOR INCOME TAXES                               5,600            4,255
                                                   ------------     ------------

NET INCOME                                         $     9,521      $     7,297
                                                   ============     ============

NET INCOME PER SHARE
        Basic                                      $      0.70      $      0.57
        Diluted                                    $      0.62      $      0.51
                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                       13,616,595       12,693,619
        Diluted                                     15,234,070       14,274,072
                                                   ============     ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                                     ICU MEDICAL, INC.
                      Condensed Consolidated Statements of Cash Flows
                                 For the Six Months Ended
                              June 30, 2002 and June 30, 2001
                             (all dollar amounts in thousands)
                                        (unaudited)
                                                                          For the Six Months Ended
                                                                          ------------------------

                                                                          06/30/02       06/30/01
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $  9,521       $  7,297
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                                           2,703          2,374
     Net change in current assets and current liabilities, and other        (7,342)        (1,779)

                                                                          ---------      ---------
                                                                             4,882          7,892
                                                                          ---------      ---------

     Tax benefits from exercise of stock options                             7,446          1,415

                                                                          ---------      ---------
     Net cash provided by operating activities                              12,328          9,307
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (4,664)        (2,290)
     Net change in liquid investments                                      (17,000)        (7,700)

                                                                          ---------      ---------
     Net cash (used in) investing activities                               (21,664)        (9,990)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                 7,025          2,092

                                                                          ---------      ---------
     Net cash provided by financing activities                               7,025          2,092
                                                                          ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,311)         1,409

CASH AND CASH EQUIVALENTS, beginning of the period                           3,901          1,945
                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS, end of the period                              $  1,590       $  3,354
                                                                          =========      =========

                      The accompanying notes are an integral part of
                    these condensed consolidated financial statements.

                                ICU MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                        (All dollar amounts in thousands)
                                   (unaudited)

NOTE 1: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of Management, necessary to a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2001 Annual Report to Stockholders.

NOTE 2:           Inventories consisted of the following:

                                                6/30/02          12/31/01
                                               ---------         ---------
              Raw material                     $  2,502          $  1,290
              Work in process                       372               179
              Finished goods                        525               125
                                               ---------         ---------
              Total                            $ 3, 399          $  1,594
                                               =========         =========

NOTE 3:           Property and equipment, at cost, consisted of the following:

                                                          6/30/02      12/31/01
                                                          -------      --------
              Land, building and building improvements  $  13,584     $  13,584
              Machinery and equipment                      17,551        15,663
              Furniture and fixtures                        3,844         3,568
              Molds                                         8,589         8,566
              Construction in process                       5,890         3,566
                                                        ----------    ----------
              Total                                     $  49,458     $  44,947
                                                        ==========    ==========

NOTE 4: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Our dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,549,213 and 1,667,836 for the three months ended June 30, 2002 and June 30, 2001, respectively and 1,617,475 and 1,580,453 for the six months ended June 30, 2002 and June 30, 2001, respectively. Options that are antidilutive because their average exercise price exceeded the average market price of our common stock for the period approximated 100,000 and 50,000 for the three months ended June 30, 2002 and 2001, respectively, and approximately 200,000 and 75,000 for the six months ended June 30, 2002 and 2001, respectively. Stock options of subsidiaries did not have a dilutive effect.

NOTE 5: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income and state tax credits.

NOTE 6: The Company had sales equal to ten percent or greater to two customers, as follows:

                                           Quarter ended June 30,      Six Months ended June 30,
                                           ----------------------      -------------------------
                                              2002        2001              2002         2001
                                              ----        ----              ----         ----
                  Abbott Laboratories         65%         43%               66%          48%
                  B. Braun Medical Inc.       10%         27%               9%           21%

NOTE 7: We are from time to time involved in various legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material effect on our financial position or results of operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2001 Annual Report to Shareholders. In preparing our financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

         Investment securities are all marketable and considered "available for sale". See "Quantitative and Qualitative Disclosures about Market Risk" below. Under our current investment policies, there is no significant difference between cost and fair value. If our investment policies were to change, and there were differences between cost and fair value, that difference, net of tax effect, would be reflected as a separate component of stockholders' equity.

         We record sales and related costs upon shipment of products to medical product manufacturers or distributors. Our customers do not have any right of return or price protection with respect to unsold product, except that we will accept return of defective product. Returns, which historically have not been significant, are estimated and provided for at the time of sale. We provide price adjustments in the form of rebates to independent distributors in certain circumstances; they are not payable until the product is resold by the distributor, but they are accrued based on historical experience at the time we sell the product to the distributor. All sales are in U.S. dollars.

         Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses. Loss exposure is principally with international distributors for whom normal payment terms are long in comparison to our other customers and, to a lesser extent, domestic distributors. Many of these distributors are relatively small and we are vulnerable to adverse developments in their businesses that can hinder our collection of amounts due. If there are significant doubts as to the collectibility of receivables at the time of shipment, we defer recognition of the sale in income until the receivable is collected. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

         Inventories are stated at the lower of cost or market. We need to carry many components to accommodate our rapid product delivery, and if we misestimate demand or if customer requirements change, we may have components in inventory that we may not be able to use. Most finished products are made only after we receive orders, but for those that are not, we need to estimate what may not be saleable. We regularly review inventory for slow moving items and write off all items we do not expect to use in manufacturing, or finished products we do not expect to sell. If actual usage of components or sales of finished goods inventory varies from our estimates, we would be required to write off additional inventory, which could have an adverse effect on our operating results in the period in which the write-off occurs.

         Property and equipment is carried at cost and depreciated on the straight-line method over their estimated useful lives. The estimates of useful lives are significant judgments in accounting for property and equipment, particularly for molds and automated assembly machines which are custom made for us. We may retire them on an accelerated basis if we replace them with larger or more technologically advanced tooling. The remaining useful lives of all property and equipment are reviewed regularly and lives are adjusted or assets written off based on current estimates of future use. As part of that review, property and equipment is reviewed for other indicators of impairment, but to date we have not encountered circumstances indicating the carrying amount of an asset, or group of assets, may not be recoverable. An unexpected shortening of useful lives of property and equipment which significantly increases depreciation provisions, or other circumstances causing us to record an impairment loss on such assets, could have an adverse effect on our operating results in the period in which the related charges are recorded.

GENERAL
-------

                  The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

======================================= ========== ========== ========== ========== ========== ========== ==========
                                                                                                  YTD        YTD
PRODUCT LINE                              1999       2000       2001       Q2-01      Q2-02      Q2-01      Q2-02
--------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
CLAVE(R)                                    68%        71%        74%        74%        71%        73%        74%
--------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Custom and Generic I.V. Systems             11%        12%        13%        15%        17%        14%        15%
--------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
CLC2000(R)                                   1%         4%         3%         2%         5%         3%         4%
--------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Lopez Valve(R)                               4%         3%         2%         3%         2%         3%         2%
--------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
RF100-RF150 ("Rhino")                        6%         5%         3%         3%         2%         4%         2%
--------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Protected Needle Products and Other         10%         5%         5%         3%         3%         3%         3%
--------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                      100%       100%       100%       100%       100%       100%       100%
======================================= ========== ========== ========== ========== ========== ========== ==========

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

         The Abbott Agreements extend to December 2009 and have extension provisions beyond 2009. The B.Braun Agreement for CLAVE extends to December 2002.

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

         We believe the success of the CLAVE has and will continue to motivate others to develop one piece needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. In response to competitive pressure, we have been reducing prices to protect and expand our market. The price reductions to date have been more than offset by increased volume. We expect that the average price of our CLAVE products will continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

         The federal Needlestick Safety and Prevention Act, enacted in November 2000, modified standards promulgated by the Occupational Safety and Health Administration to require employers to use safety I.V. systems where appropriate to reduce risk of injury to employees from needlesticks. We believe the effect of this law will be to accelerate sales of our needleless systems, although we are unable to estimate the amount or timing of such sales.

         We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business with products sold to medical product manufacturers and independent distributors and expand selectively into the production of generic I.V. sets. On February 27, 2001, we signed an agreement with Abbott under which we will manufacture all new custom I.V. sets for sale by Abbott, and we will jointly promote the products under the name SetSource(TM). We expect a significant increase in sales of custom I.V. systems under this agreement. We had also launched SetFinder as a separate subsidiary and it has been contracting with and distributing commodity-type standard I.V. sets directly to healthcare providers and to group purchasing organizations and independent dealer networks. SetFinder operations were merged into independent domestic distribution operations in the second quarter of 2002 and will continue as part of those operations. Custom and generic I.V. systems accounted for almost $7 million of net sales in the first half of 2002 and net sales under the Abbott SetSource program exceeded $2 million in the same period. SetFinder has achieved a modest amount of sales under its initiative, and we expect future increases from contracts it has concluded and expects to conclude. However, there is no assurance as to the longer-term success of either of these initiatives.

         We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. The original focus was on production of custom I.V. systems, which is relatively labor intensive; it now includes all automated manufacturing operations as well. Manual assembly is now performed at the facility opened in December 1998 in Ensenada, Baja California,

Mexico. In 1999, we made significant investments in automated molding and assembly equipment. In the third quarter of 2002, we will commence use of automated assembly equipment for the CLC2000(TM) and the 1o2 Valve(R). Throughout 2002, we are adding molding and automated assembly capacity for CLAVE production and in the second half of 2002 will commence a significant expansion of our manual assembly capacity in Mexico. All these steps have reduced and will continue to reduce unit production costs. Ongoing steps also include automation of the production of new products and other products for which volume is growing, and consideration of establishment of production facilities outside North America. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         We distribute our products through three distribution channels. Net sales for each distribution channel were as follows:

==================================== ========== ========== ========== ========== ========== ========== ==========
CHANNEL                                1999       2000       2001       Q2-01      Q2-02       YTD        YTD
                                                                                              Q2-01      Q2-02
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Medical product manufacturers            71%        74%        72%        71%        75%        70%        75%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Independent domestic distributors        25%        21%        20%        24%        19%        22%        18%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
International                             4%         5%         8%         5%         6%         8%         7%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                   100%       100%       100%       100%       100%       100%       100%
==================================== ========== ========== ========== ========== ========== ========== ==========

QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001
-----------------------------------------------------------------------

         NET SALES increased $5,716,000, or approximately 34%, to $22,668,000 in the second quarter of 2002, compared to $16,952,000 during the same period last year.

         Net sales to Abbott in the second quarter of 2002 were $14,591,000, as compared with net sales of $7,340,000 in the second quarter of 2001. Net sales of CLAVE Products to Abbott, excluding custom CLAVE I.V. systems, increased to $12,135,000 in the second quarter of 2002 from $6,354,000 in the second quarter of 2001 due to an increase in unit volume partially offset by lower average selling prices. Sales to Abbott under the SetSource program approximated $1,250,000 in the second quarter of 2002 as compared with approximately $850,000 in the first quarter of 2002. We expect a substantial increase in CLAVE unit and dollar sales volume with Abbott through the balance of 2002, as well as a significant increase in SetSource unit and sales volume. Net sales of CLC2000 increased substantially over those in the second quarter of 2001 and the first quarter of 2002, both of which were relatively low because Abbott was balancing its inventory position. We expect sales of the CLC2000 to Abbott will increase for the balance of 2002. Sales of the Rhino were virtually unchanged, and we expect them to decline in the future as the market shifts to swabbable technology. While we expect significant future sales increases to Abbott, there is no assurance as to the amount of such increases.

         Net sales to B.Braun, including revenue sharing, amounted to $2,291,000 in the second quarter of 2002, as compared with $4,547,000 in the second quarter of 2001. Net sales of CLAVE Products were $1,655,000, or less than half of what they were in the second quarter of 2001. The decrease in the second quarter was in line with expectations. Based on orders received to date, we expect sales to B.Braun in the third quarter to be less than they were in the second quarter of 2002. We are not able to accurately estimate sales for the fourth quarter of 2002. Other net sales to B.Braun, which consist of the McGaw Protected Needle and SafeLine revenue sharing, were about the same as the second quarter of 2001, but we expect those sales to decrease in the future as the market for safe connectors continues to shift to needleless, swabbable technology. In 2001, we became involved as plaintiff in litigation with B.Braun over contractual and patent matters. See Part II, Item 1. Legal Proceedings. In July 2002 we informed B.Braun that because it was in breach of the B.Braun Agreement for its purchase of CLAVE Products from us, it does not have the right to extend the Agreement, and the existing Agreement will expire by its terms on December 31, 2002. We also expressed a willingness to discuss terms under which B.Braun could purchase additional CLAVE Products beginning January 1, 2003 but we do not know whether such an agreement will be reached. While we hope to resolve the matters that are the subject of the litigation, even if they are resolved, the effect on our relationship with B.Braun is not known at this time. Unless we reach an agreement on terms for sale of CLAVE Products after 2002, we do not expect to sell CLAVE Products to B.Braun after December 31, 2002. B.Braun does have a product, called UltraSite(TM), that is competitive with the CLAVE, and which we have alleged is being marketed and sold in violation of two of our patents and the provisions of our agreement with B.Braun. B.Braun also sells a number of other I.V. connectors. If B.Braun continues to market the UltraSite or its other I.V. connectors and they erode sales of CLAVE Products to B.Braun's current customers, there could be an adverse effect on us, even if we ultimately prevail on the matters that are subject to litigation. We believe many of B.Braun's customers prefer the CLAVE to competitive products, including the UltraSite, and that many of them will continue to buy CLAVE Products through B.Braun or other distribution channels.

         Net sales to independent domestic distributors, including sales through SetFinder, increased approximately 4% from $4,078,000 in the second quarter of 2001 to $4,235,000 in the second quarter of 2002. This is attributed to a 30% increase in custom I.V. systems sales and a 22% increase in net sales of the CLC2000, both due principally to increased unit volume. The increases were partially offset by an 18% decrease in sales of standard CLAVE Products and decreases in sales of the Lopez Valve and other products. We expect continuing growth in sales to independent domestic distributors, principally from sales of custom I.V. systems, and new products such as the CLC2000 and the 1o2 Valve. We also expect additional sales growth from sales by independent domestic distributors to former B.Braun accounts. However, there is no assurance that we will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott.

         Total sales to foreign distributors were $1,389,000 in the second quarter of 2002, as compared with $920,000 in the second quarter of 2001. (Those amounts do not include distribution in Canada, but do include other export sales to Abbott.) We now have distribution arrangements in the principal countries in Western Europe, the Pacific Rim and South America and in South Africa. Furthermore, we have been increasing the number of our international business development managers. We expect significant increases in sales to foreign customers in the future, although there is no assurance that those expectations will be realized.

         Total net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $12,296,000 in the second quarter of 2001 to $16,100,000 in the second quarter of 2002, or 31%. The increase in unit shipments was approximately 47%, principally because unit shipments to Abbott more than doubled; this was partially offset by decreased unit shipments to B.Braun and independent domestic distributors. Average net selling prices decreased approximately 10% because a greater proportion of sales were the lower priced bulk non-sterile CLAVEs and in response to market pressure. We expect continued significant growth in CLAVE unit and dollar sales volume in the second half of 2002, notwithstanding any decline in sales to B.Braun, because of the large growth that we expect with Abbott and international distribution. Further, we expect the decline in average selling prices to abate somewhat from the decline rates of the past several years. However, we give no assurance that the expectations will be realized.

         In October 2001, we commenced production of the "MicroCLAVE(R)." It is smaller than the existing CLAVE but is functionally similar. We will initially market it as an extension of the CLAVE product line for use where its smaller size is advantageous, such as pediatric care. Sales are included in CLAVE product sales.

         Net sales of custom and generic I.V. systems increased approximately 57% in the second quarter over those in the second quarter of 2001. Most of the increase was in the Abbott SetSource program. Unit volume accounted for the majority of the increase, and the balance resulted from higher average selling prices due to a higher proportion of larger, more expensive, sets.

         Net sales of the CLC2000 almost tripled in the second quarter of 2002 as compared with the second quarter of 2001. Abbott, which had purchased only a small amount of CLC2000s in the second quarter of 2001 as it balanced its inventory position, accounted for about 80% of the increase. We expect sales of the CLC2000 to increase in 2002 and later years, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of the Lopez Valve decreased 27% in the second quarter of 2002, principally because of a 37% decline in sales of this product to independent domestic distributors. We believe that the focus of the sales and marketing efforts of our personnel and our distributors on other products may continue to dilute sales of the Lopez Valve. We now expect sales of the Lopez Valve in the second half of 2002 to be somewhat higher than they were in the first half of 2002.

         Net sales of protected needle products decreased slightly in the second quarter of 2002 compared to the same period last year. The decline is because of the safe-connector market's continued shift to swabbable, needleless technology. We expect to continuing decrease in protected needle sales.

         In November 1998, we introduced the 1o2 Valve, the first one-way or two-way drug delivery system. After overcoming initial delays in production, we re-launched the product in January 2000. Substantially all sales of the 1o2 Valve are in custom I.V. systems, and are included in sales reported in that category.

         Our sales can fluctuate on a quarter-to-quarter basis because of fluctuations in orders from our medical product manufacturer customers that may not reflect their current sales volumes and normal seasonal fluctuations due to lower censuses in healthcare facilities in summer months.

         GROSS MARGIN was 59% during the second quarters of 2002 and 2001. The results of our continuing extensive efforts to improve manufacturing efficiency and the increased absorption of overhead by higher production volumes offset the effect of lower average unit selling prices. We expect that gross margins for custom and generic I.V. systems and certain other manually assembled products will be lower than those we have historically achieved on other products because their production is relatively labor intensive. We expect the gross margin percentage in the second half of 2002 will be slightly lower than that achieved for the first half of 2002. While our unit production costs will continue to decrease in 2002, the effect of the decrease will be more than offset by the continuing decrease in average unit sales prices and the effect of manually assembled products becoming a greater percentage of our sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), excluding research and development expenses, increased $1,194,000, or 28%, to $5,416,000, and was approximately 24% of sales in 2002 as compared with 25% of sales in 2001. The increase was principally in administrative expenses and sales and marketing expenses. Administrative expenses increased principally because of legal fees, most of which relate to the litigation with B.Braun. Sales and marketing expenses increased approximately $650,000 because of increases in headcount and in promotional costs, but overall sales and marketing expenses decreased as a percentage of sales in the second quarter of 2002 from 15% to 14%. We expect continued growth in SG&A expenses in 2002, but we expect them to grow at a lower rate than our growth in net sales. However, there can be no assurance that these expectations will be realized

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased approximately 2% in the second quarter of 2002 as compared with the second quarter of 2001. Spending is principally on new product development and software development to support manufacturing and distribution of custom and generic I.V. systems. We estimate that R&D costs will continue in 2002 at approximately the same percentage of net sales as in 2001. However R&D costs could differ from those estimates and the R&D may not be completed as expected.

         We plan to launch, in limited markets, a new I.V. connector currently under development. We expect to apply later in 2002 to the FDA under Section 510(k) of the FDC Act for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that we will launch this new product, or that it will achieve sales if and when we commence marketing it.

         INCOME FROM OPERATIONS increased $2,073,000 or 38% and was 33% of net sales in the second quarter of 2002, as compared with 32% in the second quarter of 2001. Gross profit increased $3,275,000 while operating expenses increased only $1,202,000.

         INVESTMENT INCOME declined in the second quarter of 2002 as compared with the second quarter of 2001, notwithstanding the increase in the investment portfolio, because of declines in interest rates since the beginning of 2001.

         INCOME TAXES were accrued at an effective tax rate of 37% in the second quarter of both 2002 and 2001. We expect our effective tax rate for the full year 2002 to be approximately 37%.

         NET INCOME increased 33% to $4,998,000 in the second quarter of 2002 as compared with $3,764,000 in the comparable period last year. NET INCOME PER SHARE - DILUTED increased 23% to $0.32 per share in the second quarter of 2002. The percentage increase was less than that for net income because there were more shares outstanding and there were more dilutive shares as a result of the higher market price of our common stock.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------

         NET SALES increased $11,615,000, or approximately 36%, to $43,573,000 in the first six months of 2002 compared to $31,958,000 during the same period last year. The increase was primarily attributable to a 39% increase in sales of CLAVE Products and a 49% increase in sales of custom and generic I.V. systems.

         Net sales to Abbott in the first half of 2002 were $28,560,000, as compared with net sales of $15,372,000 in the first half of 2001. Net sales of CLAVE Products to Abbott, excluding custom CLAVE I.V. systems, increased to $24,476,000 in the first half of 2002 from $13,149,000 in the first half of 2001 due to an increase in unit volume partially offset by lower average selling prices. Sales to Abbott under the SetSource program, which was new in 2001, approximated $2,100,000 in the first half of 2002 as compared with less than $200,000 in the first half of 2001.

         Net sales to B.Braun, including revenue sharing, amounted to $3,951,000 in the first half of 2002, as compared with $6,625,000 in the first half of 2001. Net sales of CLAVE Products in the first half of 2002 decreased to $3,122,000, or slightly more than half of what they were in the first half of 2001. The decrease was principally because of a decrease in unit sales of CLAVE Products, in part because we believe B.Braun's purchase of CLAVE Products in the latter half of 2001 exceeded their sales to customers, and in part for the reasons described above under "Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001". The decrease in the first half was in line with expectations.

         Net sales to independent domestic distributors, including sales through SetFinder, increased approximately 7% from $7,225,000 in the first half of 2001 to $7,706,000 in the first half of 2002. This is attributed to an increase in net sales of custom I.V. systems and of the CLC2000. These increases were principally from increased unit volume. They were partially offset by a decrease in sales of standard CLAVE Products and decreases in sales of the Lopez Valve and other products.

         Total sales to foreign distributors were $3,071,000 in the first half of 2002, as compared with $2,596,000 in the first half of 2001. (These amounts do not include distribution in Canada, but do include other export sales to Abbott.)

         Total sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased form $23,173,000 in the first half of 2001 to $32,141,000 in the first half of 2002, or 39%. Increased unit shipments to Abbott were partially offset by decreased unit shipments to B.Braun and independent domestic distributors and a decrease in average net selling prices of approximately 10%.

         Net sales of custom and generic I.V. systems increased approximately 49% in the first half over those in the first half of 2001. Most of the increase was in the Abbott SetSource program. Unit volume accounted for the majority of the increase.

         Net sales of the CLC2000 increased from $863,000 in the first half of 2001 to $1,601,000 in the first half of 2002. Abbott accounted for over half of the increase, with most of the balance from independent domestic distributors.

         Net sales of the Lopez Valve decreased 28% in the first half of 2002, principally because of a decline in sales of this product to independent domestic distributors.

         Net sales of protected needle products decreased 25% in the first half of 2002 compared to the same period last year. The decline is because of the safe-connector market's continued shift to swabbable, needleless technology.

         GROSS MARGIN was 59% for the first six months of 2002 as compared to 58% during the first six months of 2001. Although average selling prices have continued to decrease over the first six months of 2002, this was more than offset by a decrease in unit manufacturing costs.

         SG&A excluding research and development expenses, increased by $3,052,000 to $10,655,000, and were 24% of sales in both years. The spending increase was principally for administrative expenses, including litigation costs; administrative expenses increased approximately $1,763,000 and were 10% of sales in the first half of 2002 as compared with 9% in the first half of 2001. Sales and marketing costs increased approximately $1,289,000 because of increases in headcount and in promotional costs, but decreased as a percentage of sales from 15% to 14%.

         R&D increased for the first half of 2002 by approximately 3%. Spending is principally on a new product development and software development to support manufacturing and distribution of custom and generic I.V. systems.

         INCOME FROM OPERATIONS increased $4,005,000, or 39%, principally because of the increase in net sales and the improvement in the gross margin percentage. It was 33% of sales in the first half of 2002, as compared with 32% of sales in the first half of 2001.

         INVESTMENT INCOME decreased $436,000, or 37%, as compared with the first half of 2001, notwithstanding an approximate 45% increase in the average investment portfolio in the first half of 2002 compared with the first half of 2001. This was because of the effect of declines in interest rates since the beginning of 2001.

         INCOME TAXES were accrued at an effective tax rate of 37% in the first half of both 2002 and 2001.

         NET INCOME increased $2,224,000, or 30%, to $9,521,000 as compared with $7,297,000 for the first six months of 2001. NET INCOME PER SHARE - DILUTED increased 22% to $0.62 per share in the first six months of 2002 as compared with $0.51 for the first six months of 2001. This was a lower percentage than the increase in net income because of increases in both the weighted average number of shares outstanding and the dilutive effect of stock options.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the six months ended June 30, 2002, our cash and cash equivalents and investment securities position increased $14,689,000 to $87,716,000 from $73,027,000 at December 31, 2001. Cash provided by operating activities and the exercise of stock options was partially offset by the cost of additions to property and equipment. Cash provided by stock options, including tax benefits, was $14,471,000 in the first half of 2002 as compared with $3,507,000 in the first half of 2001; options were exercised on 746,544 shares in the first half of 2002 as compared with 272,362 shares in the first half of 2001.

         We expect that sales of our products will continue to grow in 2002. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, our working capital requirements may increase in the foreseeable future.

         We currently expect that capital expenditures for property and equipment will be between approximately $14 million and $15 million in 2002. We are making additional investments in molding machines, molds and automated assembly machines as well as recurring facilities improvements and acquisition of computer equipment and software. We are also acquiring sterilization equipment to support our assembly facility in Mexico, and expanding that facility. We are also replacing our current enterprise software with Oracle Corporation's R11i business suite at a cost of over $1 million; we expect most of the new software will be installed in the fourth quarter of 2002, and that it will substantially enhance our business and information processes.

         We are currently evaluating the design and capacity of our manufacturing facilities. We estimate that our current facilities and additions in process in 2002 will be adequate through 2003, but that production after 2003 will require additional clean room facilities for molding and automated assembly. We expect to decide later in the year how to meet the need for additional facilities and the location of additional clean room facilities for molding and automated assembly.

         We have not purchased treasury stock since October 1999, except for a small amount in March 2000. We may purchase additional shares in the future. However, future acquisitions, if any, will depend on market conditions and other factors.

         We have a large cash and liquid investment position generated from profitable operations and stock sales, principally from the exercise of employee stock options. We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and potentially to take advantage of acquisition opportunities that may arise. Our primary investment goal is capital preservation, so, as further described below in "Quantitative and Qualitative Disclosures about Market Risk," our liquid investments have very little credit risk or market risk.

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

FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are "forward looking statements," and we identify them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, future increases in sales of custom and generic I.V. systems, production costs, gross margins, SG&A, and R&D expense and income taxes;
o factors affecting operating results, such as shipments to specific customers, foreign sales, product mix, quarterly sales fluctuations, selling prices, the market shift to needleless and swabbable products, declines in sales of certain products, impact of safety legislation, achievement of business expansion goals, development of innovative systems capabilities, introduction and sales of new products, direct sales of commodity-type I.V. sets, manufacturing efficiencies, labor costs, unit production costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, and expansion of markets, establishment of production facilities outside North America, and acquisition of sterilization equipment;
o new or extended contracts with manufacturers and buying organizations, and dependence on a small number of customers;
o        regulatory approval and outcome of litigation;
o competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and
o working capital requirements, changes in accounts receivable and inventories, capital expenditures and common stock repurchases.

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

         Second, one should read the forward looking statements in conjunction with the Risk Factors in our Current Report on Form 8-K to the Securities and Exchange Commission dated February 15, 2002 which is incorporated by reference.

         Third, our actual future operating results are subject to other important factors that we cannot predict or control, including among others the following:

o        general economic and business conditions;
o the effect of price and safety considerations on the healthcare industry;
o competitive factors, such as product innovation, new technologies, marketing and distribution strength and price erosion;
o        unanticipated market shifts and trends;
o the impact of legislation affecting government reimbursement of healthcare costs;
o changes by our major customers and independent distributors in their strategies that might affect their efforts to market our products or products incorporating our products;
o        unanticipated production problems; and
o the availability of patent protection and the cost of enforcing and of defending patent claims.

         We disclaim any obligation to update the statements or to announce publicly the result of any revision to any of the statements contained herein to reflect future events or developments.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all "investment grade" and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities from between seven and forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates.

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

         We do not have any significant foreign currency risk. Sales to foreign distributors are all denominated in U.S. dollars. Cash and receivables in entities outside the United States, principally in Mexico, which are denominated in foreign currency are insignificant and are generally offset by accounts payable in the same foreign currency.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         In an action filed June 29, 2001, entitled ICU Medical, Inc. v. B.Braun Medical, Inc. filed originally in the Superior Court of the State of California, County of Orange, we are seeking certain judicial declarations concerning a controversy over each of the parties' rights, duties and obligations under the Manufacture and Supply Agreement for CLAVE Products (the "CLAVE Agreement)". On July 27, 2001, the case was removed to the United States District Court for the Central District of California. B.Braun filed a counter-claim against us on December 3, 2001, as amended July 3, 2002, alleging that we breached the CLAVE Agreement and engaged in unfair competition and seeking specific performance, a preliminary injunction, disgorgement and damages. On June 3, 2002, B.Braun asserted its right to extend the CLAVE Agreement. On July 2, 2002, we informed B.Braun that because of its breach of the CLAVE Agreement, it does not have the right to extend the CLAVE Agreement, and the existing CLAVE Agreement will expire by its terms on December 31, 2002. We also stated that we are willing to discuss with B.Braun the terms under which B.Braun could purchase additional CLAVE Products beginning January 1, 2003. We are not seeking monetary damages at this time. Attempts at mediation in November 2001 to resolve these issues were not successful.

         In an action filed August 21, 2001 entitled ICU Medical, Inc. v. B Braun Medical, Inc. pending in the United States District Court for the Northern District of California, we allege that B.Braun Medical, Inc. infringes two of our patents by the manufacture and sale of its UltraSite medical connector. We seek monetary damages and injunctive relief and intend to vigorously pursue this matter. The outcome of this matter cannot be determined at this time.

         We are from time to time involved in various other legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Inapplicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------

Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The following is a description of matters submitted to a vote of our stockholders at our annual Meeting of Stockholders held on May 16, 2002:

         A. John J. Connors, Michael T. Kovalchik, III, M.D. and Joseph R. Saucedo were elected as directors to hold office until the 2005 Annual Meeting. Votes cast for and withheld with respect to the nominee were as follows:

                                                     Votes For    Votes Withheld
                                                     ---------    --------------
                  John J. Connors                   12,345,842    124,628
                  Michael T. Kovalchik, III, M.D.   12,354,207    111,263
                  Joseph R. Saucedo                 12,345,025    125,445

                  The terms of the following directors were continued after the Annual Meeting: Jack W. Brown, George A. Lopez, M.D., Richard
                  H. Sherman, M.D., and Robert S. Swinney, M.D.

         B. A proposal to approve the ICU Medical, Inc. 2001 Directors' Stock Option Plan was approved. Votes cast were as follows:

                    For          Against          Abstain        Broker Non-Vote
                    ---          -------          -------        ---------------

                  7,968,884      3,201,243        49,163         1,251,180

         C. A proposal to approve the ICU Medical, Inc. 2002 Employee Stock Purchase Plan was approved. Votes cast were as follows:

                    For          Against         Abstain         Broker Non-Vote
                    ---          -------         -------         ---------------

                  7,441,264      3,742,576       35,450          1,251,180

         D. A proposal to amend our Certificate of Incorporation to increase the number of shares of our Common Stock from 20,000,000 to 80,000,000 was approved. Votes cast were as follows:

                  For            Against          Abstain        Broker Non-Vote
                  ---            -------          -------        ---------------

                  9,380,859      3,053,918        35,692         0

         E. A proposal to ratify the selection of Arthur Andersen LLP as our auditors was withdrawn.

ITEM 5.  OTHER INFORMATION
--------------------------

On July 22, 2002, we engaged Deloitte & Touche LLP as our independent public accountants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit  99.1 Certifications of Chief Executive Officer and Chief
                       Financial Officer

(b)      Reports on Form 8-K:

         The Registrant filed the following Report on Form 8-K during the quarter for which this Report is filed: Item 5 - May 15, 2002 Item 4 - June 18, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.
(Registrant)

/s/ Francis J. O'Brien                                     Date: August 12, 2002
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)