Form 10-Q
period 2002-09-30
ICU MEDICAL INC/DE
filed 2002-11-14
CIK 883984

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

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

                      Yes XXX                 No
                          ---                    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act).

                      Yes XXX                 No
                          ---                    ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

            Class                           Outstanding at November 12, 2002
            -----                           --------------------------------
            Common                                    14,144,526

                                ICU MEDICAL, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

Condensed Consolidated Balance Sheets, September 30, 2002 and
December 31, 2001                                                             3

Condensed Consolidated Statements of Income for the three months ended
September 30, 2002 and 2001                                                   4

Condensed Consolidated Statements of Income for the nine months ended
September 30, 2002 and 2001                                                   5

Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2002 and 2001                                                   6

Notes to Condensed Consolidated Financial Statements                          7

ITEM 2.
-------
Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                    8

ITEM 3.
-------
Quantitative and Qualitative Disclosures About Market Risk                   19

ITEM 4.
-------
Controls and Procedures                                                      19

PART II - OTHER INFORMATION                                                  19
---------------------------

SIGNATURES                                                                   21


                                        ICU MEDICAL, INC.
                              Condensed Consolidated Balance Sheets
                             September 30, 2002 and December 31, 2001
                       (all dollar amounts in thousands except share data)
                                           (unaudited)

                                              ASSETS

                                                                                    9/30/02         12/31/01
                                                                                   ----------      ----------
CURRENT ASSETS:
      Cash and cash equivalents                                                    $   5,269       $   3,901
      Liquid investments                                                              84,950          69,126
                                                                                   ----------      ----------
            Cash and liquid investments                                               90,219          73,027
      Accounts receivable, net of allowance for doubtful accounts of $658 and
            $581 as of September 30, 2002 and December 31, 2001, respectively         15,079          13,062
      Inventories                                                                      5,326           1,594
      Prepaid expenses and other                                                         843             605
      Deferred income taxes - current portion                                          2,461           2,113
                                                                                   ----------      ----------
               Total current assets                                                  113,928          90,401
                                                                                   ----------      ----------

PROPERTY AND EQUIPMENT, at cost:                                                      52,941          44,947
  Less--Accumulated depreciation                                                     (23,060)        (19,825)
                                                                                   ----------      ----------
           Property and equipment, net                                                29,881          25,122
DEFERRED INCOME TAXES                                                                  1,129             963
OTHER ASSETS                                                                             915             856
                                                                                   ----------      ----------
                                                                                   $ 145,853       $ 117,342
                                                                                   ==========      ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                               $   2,898       $   2,401
    Accrued liabilities                                                                6,677           8,264
                                                                                   ----------      ----------
               Total current liabilities                                               9,575          10,665
                                                                                   ----------      ----------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $1.00 par value
       Authorized -- 500,000 shares, issued and outstanding -- none                       --              --
    Common stock, $0.10 par value-
       Authorized -- 80,000,000 shares, issued -- 13,937,376 and 13,300,743
       shares at September 30, 2002 and December 31, 2001, respectively                1,394             887
    Additional paid-in capital                                                        60,075          45,765
    Treasury stock, at cost -- 174,688 shares at December 31, 2001                        --            (987)
    Retained earnings                                                                 74,809          61,102
                                                                                   ----------      ----------
               Total stockholders' equity                                            136,278         106,677
                                                                                   ----------      ----------
                                                                                   $ 145,853       $ 117,342
                                                                                   ==========      ==========

                        The accompanying notes are an integral part of these
                            condensed consolidated financial statements.

                                ICU MEDICAL, INC.
                   Condensed Consolidated Statements of Income
                           For the Three Months Ended
                    September 30, 2002 and September 30, 2001
        (all dollar amounts in thousands except share and per share data)
                                   (unaudited)

                                                    For the Three Months Ended
                                                  ------------------------------

                                                     9/30/02          9/30/01
                                                  ------------      ------------

NET SALES                                         $    20,105       $    16,214
COST OF GOODS SOLD                                      8,541             6,867

                                                  ------------      ------------
        Gross profit                                   11,564             9,347
                                                  ------------      ------------

OPERATING EXPENSES:
     Selling, general and administrative                4,743             4,287
     Research and development                             384               241

                                                  ------------      ------------
        Total operating expenses                        5,127             4,528
                                                  ------------      ------------

        Income from operations                          6,437             4,819

INVESTMENT INCOME                                         339               450
                                                  ------------      ------------

        Income before income taxes                      6,776             5,269

PROVISION FOR INCOME TAXES                              2,500             1,950
                                                  ------------      ------------

NET INCOME                                        $     4,276       $     3,319
                                                  ============      ============

NET INCOME PER SHARE
        Basic                                     $      0.31       $      0.26
        Diluted                                   $      0.28       $      0.23
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                      13,895,280        12,903,625
        Diluted                                    15,375,757        14,531,707
                                                  ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ICU MEDICAL, INC.
                   Condensed Consolidated Statements of Income
                            For the Nine Months Ended
                    September 30, 2002 and September 30, 2001
        (all dollar amounts in thousands except share and per share data)
                                   (unaudited)

                                                    For the Nine Months Ended
                                                  ------------------------------

                                                     9/30/02          9/30/01
                                                  ------------      ------------

NET SALES                                         $    63,678       $    48,172
COST OF GOODS SOLD                                     26,429            20,215

                                                  ------------      ------------
        Gross profit                                   37,249            27,957
                                                  ------------      ------------

OPERATING EXPENSES:
     Selling, general and administrative               15,398            11,890
     Research and development                           1,033               872

                                                  ------------      ------------
        Total operating expenses                       16,431            12,762
                                                  ------------      ------------

        Income from operations                         20,818            15,195

INVESTMENT INCOME                                       1,079             1,626
                                                  ------------      ------------

        Income before income taxes                     21,897            16,821

PROVISION FOR INCOME TAXES                              8,100             6,205
                                                  ------------      ------------

NET INCOME                                        $    13,797       $    10,616
                                                  ============      ============

NET INCOME PER SHARE
        Basic                                     $      1.01       $      0.83
        Diluted                                   $      0.90       $      0.74
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                      13,710,168        12,764,133
        Diluted                                    15,281,644        14,360,578
                                                  ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                     ICU MEDICAL, INC.
                      Condensed Consolidated Statements of Cash Flows
                                 For the Nine Months Ended
                         September 30, 2002 and September 30, 2001
                             (all dollar amounts in thousands)
                                        (unaudited)

                                                                 For the Nine Months Ended
                                                                 -------------------------

                                                                   9/30/02        9/30/01
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $ 13,797       $ 10,616
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                                   3,748          3,475
     Net change in current assets and liabilities, and other        (7,711)         2,292
                                                                  ---------      ---------
                                                                     9,834         16,383

     Tax benefits from exercise of stock options                     8,141          2,365

                                                                  ---------      ---------
     Net cash provided by operating activities                      17,975         18,748
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (8,446)        (4,011)
     Net change in liquid investments                              (15,824)       (16,530)

                                                                  ---------      ---------
     Net cash used in investing activities                         (24,270)       (20,541)
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                         7,663          2,109

                                                                  ---------      ---------
     Net cash provided by financing activities                       7,663          2,109
                                                                  ---------      ---------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                           1,368            316

CASH AND CASH EQUIVALENTS, beginning of the period                   3,901          1,945
                                                                  ---------      ---------

CASH AND CASH EQUIVALENTS, end of the period                      $  5,269       $  2,261
                                                                  =========      =========

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

                                ICU MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                        (All dollar amounts in thousands)
                                   (unaudited)

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

NOTE 2: Inventories consisted of the following:

                             9/30/02     12/31/01
                             -------     --------

         Raw material         $2,686      $1,290
         Work in process         411         179
         Finished goods        2,229         125
                              -------     -------
         Total                $5,326      $1,594
                              =======     =======

NOTE 3: Property and equipment, at cost, consisted of the following:

                                          9/30/02      12/31/01
                                          -------      --------
         Land, building and building
             improvements                 $13,584      $13,584
         Machinery and equipment           18,502       15,663
         Furniture and fixtures             3,445        3,568
         Molds                              8,589        8,566
         Construction in process            8,821        3,566
                                          --------     --------
         Total                            $52,941      $44,947
                                          ========     ========

NOTE 4: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Our dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,480,477 and 1,628,082 for the three months ended September 30, 2002 and 2001, respectively and 1,571,476 and 1,596,445 for the nine months ended September 30, 2002 and 2001, respectively. Options that are antidilutive because their average exercise price exceeded the average market price of our common stock for the period approximated 210,000 and 105,000 for the three months ended September 30, 2002 and 2001, respectively, and approximately 145,000 and 85,000 for the nine months ended September 30, 2002 and 2001, respectively. Stock options of subsidiaries did not have a dilutive effect.

         All share and per share data for periods prior to 2002 has been restated for a three-for-two stock split effected March 15, 2002.

NOTE 5: The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income and state tax credits.

NOTE 6: We had sales to two customers equal to ten percent or greater of net sales, as follows:


                        Quarter ended September 30,         Nine Months ended September 30,
                        ----------------------------        -------------------------------
                           2002        2001                        2002         2001
                           ----        ----                        ----         ----
Abbott Laboratories        61%         57%                         64%          51%
B. Braun Medical Inc.      10%         20%                         10%          21%


NOTE 7: We are from time to time involved in various legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material effect on our financial position or results of operations.

NOTE 8: In a series of transactions from October 31 to November 13, 2002, we acquired Bio-Plexus, Inc. for approximately $10 million cash and assumption of $1.2 million of debt. We currently estimate transaction costs and integration costs will aggregate approximately $1 million. Bio-Plexus is located in Vernon, Connecticut. Its principal products are blood collection needles under the PUNCTURE-GUARD(R) name, which are designed to eliminate exposure to sharp, contaminated needles. Bio-Plexus's sales for its year ended December 31, 2001 were $6.4 million. Bio-Plexus will be included in our consolidated financial statements commencing November 1, 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         We develop, manufacture, sell and distribute disposable medical connection products. Our principal products are proprietary safe medical connection devices for use in intravenous ("I.V.") therapy applications. We also produce custom I.V. systems that incorporate our proprietary products and low-cost, generic I.V. systems.

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

GENERAL

         The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

====================================== ========== ========== ========= ========== ========== ========== ==========
                                                                                                YTD        YTD
PRODUCT LINE                             1999       2000       2001      Q3-01      Q3-02      Q3-01      Q3-02
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
CLAVE(R)                                   68%        71%       74%        79%        69%        75%        72%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Custom and Generic I.V. Systems            11%        12%       13%        11%        20%        13%        17%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
CLC2000(R)                                  1%         4%        3%         2%         4%         3%         4%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Lopez Valve(R)                              4%         3%        2%         3%         2%         3%         2%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
RF100-RF150 ("Rhino")                       6%         5%        3%         1%         2%         3%         2%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Protected Needle Products and Other        10%         5%        5%         4%         3%         3%         3%
-------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Total                                     100%       100%       100%      100%       100%       100%       100%
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

         The Abbott Agreements extend to December 2009 and have extension provisions beyond 2009. The B.Braun Agreement for CLAVE terminates on December 31, 2002, as further described under "Quarter Ended September 30, 2002 Compared tothe Quarter Ended September 30, 2001".

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

         We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business with products sold to medical product manufacturers and independent distributors and expand selectively into the production of generic I.V. sets. On February 27, 2001, we signed an agreement with Abbott under which we manufacture all new custom I.V. sets for sale by Abbott, and we jointly promote the products under the name SetSource(TM). We expect a significant increase in sales of custom I.V.systems under this agreement. We had also launched SetFinder as a separate subsidiary and it has been contracting with and distributing commodity-type standard I.V. sets directly to healthcare providers and to group purchasing organizations and independent dealer networks. SetFinder operations were merged into independent domestic distribution operations in the second quarter of 2002 and will continue as part of those operations. Custom and generic I.V. systems accounted for almost $11 million of net sales in the first nine months of 2002 and net sales under the Abbott SetSource program exceeded $3.5 million in the same period. SetFinder has achieved a modest amount of sales under its initiative, and we expect future increases from contracts it has concluded and expects to conclude. However, there is no assurance as to the longer-term success of either of these initiatives.

         We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. The original focus was on production of custom I.V. systems, which is relatively labor intensive; it now includes all automated manufacturing operations as well. Manual assembly is now performed at the facility opened in December 1998 in Ensenada, Baja California, Mexico. In 1999, we made significant investment in automated molding and assembly equipment. In the third quarter of 2002, we have commenced use of automated assembly equipment for the 1o2 Valve(R) and have commenced use of automated assembly equipment for the CLC2000(TM) in the fourth quarter of 2002. Throughout 2002, we are adding molding and automated assembly capacity for CLAVE production and in the third quarter of 2002 commenced a significant expansion of our manual assembly capacity in Mexico which we expect to complete in early 2003. All these steps have reduced and will continue to reduce unit production costs. Ongoing steps also include automation of the production of new products and other products for which volume is growing, and consideration of establishment of production facilities outside North America. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         We distribute our products through three distribution channels. Net sales for each distribution channel were as follows:

==================================== ========== ========== ========= ========== ========== ========== ==========
CHANNEL                                1999       2000       2001      Q3-01      Q3-02       YTD        YTD
                                                                                             Q3-01      Q3-02
------------------------------------ ---------- ---------- --------- ---------- ---------- ---------- ----------
Medical product manufacturers            71%        74%       72%        78%        71%        72%        74%
------------------------------------ ---------- ---------- --------- ---------- ---------- ---------- ----------
Independent domestic distributors        25%        21%       20%        14%        21%        20%        19%
------------------------------------ ---------- ---------- --------- ---------- ---------- ---------- ----------
International                             4%         5%        8%         8%         8%         8%         7%
------------------------------------ ---------- ---------- --------- ---------- ---------- ---------- ----------
Total                                   100%       100%       100%      100%       100%       100%       100%
==================================== ========== ========== ========= ========== ========== ========== ==========

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
----------------------------------------------------------------------------
2001
----

         NET SALES increased $3,891,000, or approximately 24%, to $20,105,000 in the third quarter of 2002, compared to $16,214,000 during the same period last year. The increase was principally attributable to a 114% increase in sales of custom and generic I.V. systems and an 8% increase in sales of CLAVE Products.

         Net sales to Abbott in the third quarter of 2002 were $12,051,000, as compared with net sales of $9,229,000 in the third quarter of 2001. (Abbott sales discussed in this paragraph do not include export sales.) Net sales of CLAVE Products to Abbott, excluding custom I.V. systems, increased to $9,619,000 in the third quarter of 2002 from $8,550,000 in the third quarter of 2001 due to an increase in unit volume partially offset by lower average selling prices. Sales to Abbott under the SetSource program approximated $1,580,000 in the third quarter of 2002 as compared with approximately $1,250,000 in the second quarter of 2002. We expect a substantial increase in CLAVE unit and dollar sales volume with Abbott through the balance of 2002, as well as a significant increase in SetSource unit and sales volume. Net sales of CLC2000 and Rhino increased substantially over those in the third quarter of 2001, when sales of those product lines were relatively low because Abbott was balancing its inventory position. We expect a moderate increase in sales of the CLC2000 to Abbott in the fourth quarter of 2002 over levels of both the fourth quarter of 2001 and the third quarter of 2002. We expect sales of the Rhino to decline in the future as the market shifts to one piece, needleless, swabbable technology. While we expect significant future sales to Abbott, there is no assurance as to the amount of such increases.

         Net sales to B.Braun, including revenue sharing, amounted to $2,218,000 in the third quarter of 2002, as compared with $3,319,000 in the third quarter of 2001. Net sales of CLAVE Products were $1,810,000, or about one-third less than what they were in the third quarter of 2001. The decrease in the third quarter was in line with expectations. B.Braun's orders for the fourth quarter of 2002 are substantially greater than our sales to them were in the third quarter of 2002. As described below, we do not expect to sell CLAVE Products to B.Braun after the fourth quarter of 2002, and we believe that the increase in fourth quarter orders is attributable to B.Braun increasing inventories of CLAVE Products while it is still able to purchase from us. Other net sales to B.Braun, which consist of the McGaw Protected Needle and SafeLine revenue sharing, decreased about 40% from the thir quarter of 2001, and we expect those sales to decrease in the future as the market for safe connectors continues to shift to one piece, needleless, swabbable technology. In 2001, we became involved as plaintiff in litigation with B.Braun over contractual and patent matters. As of November 13, 2002, we reached a settlement with B.Braun on the contract litigation. In the settlement, we agreed with B.Braun to dismiss the litigation over contractual matters with prejudice and terminate the B.Braun Agreement for its purchase of CLAVE Products from us. We do not expect to sell CLAVE Products to B.Braun after December 31, 2002. B.Braun has a product, called UltraSite(TM), that is competitive with the CLAVE, and which we have alleged is being marketed and sold in violation of ICU's patent. We filed a patent infringement suit against B.Braun in August 2001 and are vigorously pursuing the matter. See Part II, Item 1. Legal Proceedings. B.Braun also sells a number of other I.V. connectors. While the termination of the B.Braun CLAVE agreement could have an adverse effect on us, we believe many of B.Braun's customers prefer the CLAVE to B.Braun's products, including the UltraSite, and that many of them will continue to buy CLAVE Products through other sources when they are no longer available from B.Braun.

         Net sales to independent domestic distributors increased approximately 79% from $2,360,000 in the third quarter of 2001 to $4,214,000 in the third quarter of 2002. This is attributed to a 71% increase in custom I.V. systems sales and an 83% increase in net sales of CLAVE Products, both due principally to increased unit volume. Net sales of protected needle products, the CLC2000 and the Lopez Valve also increased over the third quarter of 2001, principally because of volume increases. We expect continuing growth in sales to independent domestic distributors, principally from sales of custom I.V. systems, and new products such as the CLC2000 and the 1o2 Valve. We also expect additional sales growth from sales by independent domestic distributors to former B.Braun accounts. However, there is no assurance that we will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott.

         Total sales to foreign distributors were $1,527,000 in the third quarter of 2002, as compared with $1,207,000 in the third quarter of 2001. (Those amounts do not include distribution in Canada, but do include other export sales to Abbott.) Approximately $400,000 of foreign distributor orders for delivery in the third quarter of 2002 were received too late in the quarter for us to complete production and shipment, and were shipped in October 2002. We now have distribution arrangements in the principal countries in Western Europe, the Pacific Rim and South America and in South Africa. Furthermore, we have been increasing the number of our international business development managers. As a result, we expect significant increases in sales to foreign customers in the future, although there is no assurance that those expectations will be realized. We expect a significant increase in international sales in the fourth quarter of 2002 from the levels achieved in the third quarter of 2002.

         Total net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $12,765,000 in the third quarter of 2001 to $13,820,000 in the third quarter of 2002, or 8%, due to an increase in unit shipments to Abbott and domestic and international distributors, partially offset by decreased unit shipments to B.Braun. Average net selling prices were unchanged from the third quarter of 2001. We expect continued significant growth in CLAVE unit and dollar sales volume in the fourth quarter of 2002, notwithstanding any decline in sales to B.Braun because of the large growth that we expect with Abbott and international distribution. However, we give no assurance that the expectations will be realized.

         In October 2001, we commenced production of the "MicroCLAVE(R)." It is smaller than the existing CLAVE but is functionally similar. We will initially market it as an extension of the CLAVE product line for use where its smaller size is advantageous, such as pediatric care. Sales are included in CLAVE product sales.

         Net sales of custom and generic I.V. systems increased approximately 114% in the third quarter over those in the third quarter of 2001. Slightly over half of the increase was in the Abbott SetSource program. Unit volume accounted for the majority of the increase, and the balance resulted from higher average selling prices due to a higher proportion of larger, more expensive, sets.

         In November 1998, we introduced the 1o2 Valve, the first one-way or two-way drug delivery system. After overcoming initial delays in production, we re-launched the product in January 2000. Substantially all sales of the 1o2 Valve, which were approximately $680,000 in the third quarter of 2002, are in custom I.V. systems, and are included in sales reported in that category. Slightly over half of the sales in the 1o2 Valve are under the Abbott SetSource program.

         Net sales of the CLC2000 almost tripled in the third quarter of 2002 as compared with the third quarter of 2001. Abbott, which had purchased only a small amount of CLC2000s in the third quarter of 2001 as it balanced its inventory position, accounted for about 75% of the increase. We expect sales of the CLC2000 to increase in 2002 and later years, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of the Lopez Valve increased 45% in the third quarter of 2002 over the third quarter of 2001 because of a 58% increase in net sales of this product to independent domestic distributors because of higher unit shipments. We believe that the focus of the sales and marketing efforts of our personnel and our distributors on other products has and may continue to dilute sales of the Lopez Valve and may contribute to quarterly fluctuations in sales volume. We now expect sales of the Lopez Valve in the fourth quarter of 2002 to be approximately the same as they were in the fourth quarter of 2001.

         Net sales of protected needle products decreased slightly in the third quarter of 2002 compared to the same period last year. The decline is because of the safe-connector market's continued shift to one piece, swabbable, needleless technology. We expect to continuing decrease in protected needle sales.

         Our sales can fluctuate on a quarter-to-quarter basis because of fluctuations in orders from our medical product manufacturer customers that may not reflect their current sales volumes and normal seasonal fluctuations due to lower censuses in healthcare facilities in summer months.

         GROSS MARGIN was 58% during the third quarter of 2002, the same as in the third quarter of 2001. The results of our continuing extensive efforts to improve manufacturing efficiency and the increased absorption of overhead by higher production volumes offset the effect of lower average unit selling prices. Our gross margins for custom and generic I.V. systems and certain other manually assembled products has been lower than those we have historically achieved on other products because their production is relatively labor intensive. While margins on them have been improving, as they become a larger proportion of our sales, the overall gross margin may decrease somewhat.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), excluding research and development expenses, increased 11% to $4,743,000, and was approximately 24% of sales in 2002 as compared with 26% of sales in 2001. The dollar increase was evenly divided between administrative expenses and sales and marketing expenses. Administrative expenses increased principally because of legal fees related to the litigation with B.Braun. Sales and marketing expenses increased because of increases in headcount and in promotional costs, but overall sales and marketing expenses decreased as a percentage of sales in the third quarter of 2002 from 14% to 12%. We expect continued growth in SG&A expenses in 2002, but we expect them to grow at a lower rate than our growth in net sales. However, there can be no assurance that these expectations will be realized

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased approximately 59% in the third quarter of 2002 as compared with the third quarter of 2001. Spending is principally on new product development, which increased over last year, and software development to support manufacturing and distribution of custom and generic I.V. systems. We estimate that R&D costs will continue in 2002 at approximately the same percentage of net sales as in 2001. However R&D costs could differ from those estimates and the R&D projects may not be completed as expected.

         We plan to launch, in limited markets, a new I.V. connector currently under development. We expect to apply in 2003 to the FDA under Section 510(k) of the FDC Act for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that we will launch this new product, or that it will achieve sales if and when we commence marketing it.

         INCOME FROM OPERATIONS increased $1,618,000 or 34% and was 32% of net sales in the third quarter of 2002, as compared with 30% in the third quarter of 2001. Gross profit increased $2,217,000 while operating expenses increased only $599,000.

         INVESTMENT INCOME declined in the third quarter of 2002 as compared with the third quarter of 2001, notwithstanding the increase in the investment portfolio, because of declines in interest rates since the beginning of 2001.

         INCOME TAXES were accrued at an effective tax rate of 37% in the third quarter of both 2002 and 2001. We expect our effective tax rate for the full year 2002 to be approximately 37%.

         NET INCOME increased 29% to $4,276,000 in the third quarter of 2002 as compared with $3,319,000 in the comparable period last year. NET INCOME PER SHARE - DILUTED increased 22% to $0.28 per share in the third quarter of 2002. The percentage increase was less than that for net income because there were more shares outstanding and there were more dilutive shares as a result of the higher market price of our common stock.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBE
-------------------------------------------------------------------------------
30, 2001
--------

         NET SALES increased $15,506,000, or approximately 32%, to $63,678,000 in the first nine months of 2002 compared to $48,172,000 during the same period last year. The increase was primarily attributable to a 28% increase in sales of CLAVE Products and a 68% increase in sales of custom and generic I.V. systems.

         Net sales to Abbott in the first three quarters of 2002 were $40,611,000, as compared with net sales of $24,682,000 in the first three quarters of 2001. (Abbott sales discussed in this paragraph do not include export sales.) Net sales of CLAVE Products to Abbott, excluding custom CLAVE I.V. systems increased to $34,094,000 in the first three quarters of 2002 from $21,678,000 in the first three quarters of 2001 due to a 72% increase in unit volume partially offset by lower average selling prices. Sales to Abbott under the SetSource program, which was new in 2001, approximated $3,683,000 in the first three quarters of 2002 as compared with approximately $500,000 in the first three quarters of 2001.

         Net sales to B.Braun, including revenue sharing, amounted to $6,170,000 in the first three quarters of 2002, as compared with $9,945,000 in the first three quarters of 2001. Net sales of CLAVE Products in the first three quarters of 2002 decreased to $4,931,000, to about 60% of what they were in the first three quarters of 2001. The decrease was principally because of a decrease in unit sales of CLAVE Products, in part because we believe B.Braun's purchase of CLAVE Products in the latter half of 2001 exceeded their sales to customers, and in part for the reasons described above under "Quarter Ended September 30, 2002 Compared to the Quarter Ended September 30, 2001". The decrease in the first three quarters was in line with expectations.

         Net sales to independent domestic distributors, including sales through SetFinder, increased approximately 24% from $9,585,000 in the first three quarters of 2001 to $11,920,000 in the first three quarters of 2002. Over 80% of this increase is attributed to an increase in net sales of custom and generic I.V. systems with the balance spread across all other product lines. These increases were principally from increased unit volume.

         Total sales to foreign distributors were $4,598,000 in the first three quarters of 2002, as compared with $3,802,000 in the first three quarters of 2001. (These amounts do not include distribution in Canada, but do include other export sales to Abbott.) Unit volumes increased because of of our increased distribution capabilities and success of our sales efforts.

         Total sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $35,939,000 in the first three quarters of 2001 to $45,961,000 in the first three quarters of 2002, or 28%. Increased unit shipments to Abbott and domestic and international distributors were partially offset by decreased unit shipments to B.Braun and a decrease in average net selling prices of approximately 6%.

         Net sales of custom and generic I.V. systems increased approximately 68% in the first three quarters of 2002 over those in the first three quarters of 2001. Approximately three-quarters of the increase was in the Abbott SetSource program. Unit volume accounted for virtually all of the increase.

         Net sales of custom I.V. sets containing a 1o2 Valve were $1,850,000 for the first nine months of 2002, and slightly over half of those sales were under the Abbott SetSource program.

         Net sales of the CLC2000 increased from $1,170,000 in the first three quarters of 2001 to $2,456,000 in the first three quarters of 2002. Abbott accounted for approximately 65% of the increase, with most of the balance from independent domestic distributors.

         Net sales of the Lopez Valve increased 8% in the first three quarters of 2002, principally because of an increase in sales of this product to independent domestic distributors and a small amount of shipments to medical products manufacturers.

         Net sales of protected needle products decreased 20% in the first three quarters of 2002 compared to the same period last year. The decline is because of the safe-connector market's continued shift to one piece, swabbable, needleless technology.

         GROSS MARGIN was 58% for the first nine months of 2002 as compared to 58% during the first nine months of 2001. Although average selling prices have continued to decrease over the first six months of 2002, this was offset by a decrease in unit manufacturing costs.

         SG&A excluding research and development expenses, increased by $3,508,000 to $15,398,000, and were 24% of net sales, down from 25% for the first three quarters of 2001. The spending increase was principally for administrative expenses, including litigation costs; administrative expenses increased approximately $1,984,000 and were 11% of sales in the first three quarters of 2002 as compared with 10% in the first three quarters of 2001. Sales and marketing costs increased approximately $1,524,000 because of increases in headcount and in promotional costs, but decreased as a percentage of sales from 15% to 14%.

         R&D increased for the first three quarters of 2002 by approximately 18% principally because of spending on a new product development.

         INCOME FROM OPERATIONS increased $5,623,000, or 34%, principally because of the increase in net sales. It was 33% of sales in the first three quarters of 2002, as compared with 32% of sales in the first three quarters of 2001.

         INVESTMENT INCOME decreased $547,000, or 37%, as compared with the first three quarters of 2001, notwithstanding an approximate 40% increase in the average investment portfolio in the first three quarters of 2002 compared with the first three quarters of 2001. This was because of the effect of declines in interest rates since the beginning of 2001.

         INCOME TAXES were accrued at an effective tax rate of 37% in the first three quarters of both 2002 and 2001.

         NET INCOME increased $3,181,000, or 30%, to $13,797,000 as compared with $10,616,000 for the first nine months of 2001. NET INCOME PER SHARE - DILUTED increased 22% to $0.90 per share in the first nine months of 2002 as compared with $0.74 for the first nine months of 2001. This was a lower percentage than the increase in net income because of increases in both the weighted average number of shares outstanding and the dilutive effect of stock options.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the nine months ended September 30, 2002, our cash and cash equivalents and investment securities position increased $17,192,000 to $90,219,000 from $73,027,000 at December 31, 2001. Cash provided by operating activities of $9,834,000 (excluding tax benefits from exercise of stock options) and the exercise of stock options of $15,804,000 (including tax benefits) was partially offset by the cost of additions of $8,446,000 to property and equipment. Cash provided by stock options, including tax benefits, was $15,804,000 in the first three quarters of 2002 as compared with $4,474,000 in the first three quarters of 2001; options were exercised on 812,544 shares in the first three quarters of 2002 as compared with 353,764 shares in the first three quarters of 2001.

         We expect that sales of our products will continue to grow in 2002. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, our working capital requirements may increase in the foreseeable future. At September 30, 2002, inventories were $5,326,000 as compared with $1,594,000 at December 31, 2001, or an increase of $3,732. Raw material increased $1,396,000 because we increased the amounts of components in stock to avoid lack of components needed to meet production schedules. A number of suppliers showed an inability to reliably meet the demands of our increased volume. Finished good increased $2,104,000 from $125,000 at December 31, 2001 in order to meet anticipated customer requirements in the fourth quarter of 2002 and because of a scheduled production shutdown in the latter half of December 2002 to perform extensive preventive maintenance.

         We currently expect that capital expenditures for property and equipment will be between approximately $13 million and $14 million in 2002.
We are making additional investments in molding machines, molds and automated assembly machines as well as recurring facilities improvements and acquisition of computer equipment and software. We are also acquiring sterilization equipment to support our assembly facility in Mexico, and expanding that facility. We are also replacing our current enterprise software with Oracle Corporation's R11i business suite at a cost of over $1 million; we expect most of the new software will be installed in the fourth quarter of 2002, and that it will substantially enhance our business and information processes.

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

         In a series of transactions from October 31 to November 13, 2002, we acquired Bio-Plexus, Inc. for approximately $10 million cash and assumption of $1.2 million of debt. We currently estimate transaction costs and integration costs will aggregate approximately $1 million. Bio-Plexus is located in Vernon, Connecticut. Its principal products are blood collection needles under the PUNCTURE-GUARD(R) name, which are designed to eliminate exposure to sharp, contaminated needles. Bio-Plexus's sales for its year ended December 31, 2001 were $6.4 million. Its operating losses in recent months approximate $250,000 per month. Bio-Plexus will be included in our consolidated financial statements commencing November 1, 2002. We are in the process of implementing significant expense reductions at Bio-Plexus that are part of our integration of Bio-Plexus's operations with our operations.

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

FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are "forward looking statements," and we identify them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, future increases in sales of custom and generic I.V. systems, production costs, gross margins, SG&A, and R&D expense and income taxes;
o factors affecting operating results, such as shipments to specific customers, foreign sales, product mix, quarterly sales fluctuations, selling prices, the market shift to needleless and swabbable products, increases or declines in sales of certain products, impact of safety legislation, achievement of business expansion goals, development of innovative systems capabilities, introduction and sales of new products, direct sales of commodity-type I.V. sets, manufacturing efficiencies, labor costs, unit production costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, expansion of markets, and establishment of production facilities outside North America;
o new or extended contracts with manufacturers and buying organizations, and dependence on a small number of customers;
o    regulatory approval and outcome of litigation;
o competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and
o working capital requirements, changes in accounts receivable and inventories, capital expenditures and common stock repurchases.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

         Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Regulations 13a-14(c) and 15a-14(c) under the Securities and Exchange Act of 1934) within 90 days of filing this Report, that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the principal executive officer's and principal financial officer's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         In an action filed August 21, 2001 entitled ICU Medical, Inc. v. B. Braun Medical, Inc. pending in the United States District Court for the Northern District of California, we allege that B.Braun Medical, Inc. infringes ICU's patent by the manufacture and sale of its UltraSite medical connector. We seek monetary damages and injunctive relief and intend to vigorously pursue this matter. The outcome of this matter cannot be determined at this time.

         We are from time to time involved in various other legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

Inapplicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Inapplicable

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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

ICU Medical, Inc.
(Registrant)

/s/ Francis J. O'Brien                                   Date: November 14, 2002
    ------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)

                                                                         Annex A

         I, the Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of ICU Medical,
Inc.:

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                                     /s/ George A. Lopez, M.D.
                                                     -------------------------
                                                     Chief Executive Officer

                                                                         Annex A

         I, the Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of ICU Medical,
Inc.:

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                                         /s/ Francis J. O'Brien
                                                         ----------------------
                                                         Chief Financial Officer