Form 10-K
period 2002-12-31
ICU MEDICAL INC/DE
filed 2003-03-28
CIK 883984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

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

         Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of Registrant as of January 31, 2003 was $457,188,464. *

         The number of shares outstanding of Registrant's Common Stock, $.10 par value, as of January 31, 2002 was 14,087,026.

         Portions of the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders, filed or to be filed pursuant to Regulation 14A within 120 days following Registrant's fiscal year ended December 31, 2002, are incorporated by reference into Part III of this Report.

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

                                     PART I
ITEM 1.  BUSINESS.

         We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in intravenous ("I.V.") therapy applications. Our devices are designed to protect healthcare workers and their patients from exposure to infectious diseases such as Hepatitis B and C and Human Immunodeficiency Virus ("HIV") through accidental needlesticks. We also produce custom I.V. systems that incorporate our proprietary products and low-cost generic I.V. systems and in October 2002 acquired the Punctur-Guard(R) line of blood collection needles.

         The CLAVE(R), a one-piece, needleless I.V. connection device, accounts for approximately 67% of our revenue (that percentage excludes custom I.V. systems). Although CLAVE sales have increased steadily since we introduced it in 1993, we have undertaken a strategic initiative to reduce our dependence on the CLAVE. The initiative involves a planned transition from being primarily a manufacturer of I.V. system components to producing and distributing complete I.V. systems, both custom and low-cost, generic systems, blood collection devices and other products. Many of the I.V. systems include our I.V. connection products.

         A key element of our strategy to expand our custom I.V. system business has been the development and implementation of our proprietary software for customer orders and order tracking, combined with an innovative system to coordinate manufacture of components in the U.S., assembly of components into sets in Mexico and distribution of finished products. We believe that we offer customers substantially shorter delivery times and lower costs than other manufacturers of I.V. systems can currently offer.

         We currently sell our products to I.V. product manufacturers and independent distributors. Our largest customer is Abbott Laboratories ("Abbott"), who accounted for 57% of our revenues in 2002.

         First person pronouns used in this Report, such as "we," "us," and "our," refer to ICU Medical, Inc. and its subsidiaries unless context requires otherwise.

         Our website address is http://www.icumed.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on 10-Q and Current Reports on Form 8-K free of charge on our website as soon as reasonably practicable after filing them with the Securities and Exchange Commission.

BACKGROUND

         In 1993, we launched the CLAVE(R), an innovative one-piece, needleless I.V. connection device that has become our largest selling product. We believe that the CLAVE offers healthcare providers a combination of safety, ease of use, reliability and cost effectiveness that is superior to any other protective I.V. connection system on the market. It allows protected, secure and sterile I.V. connections without needles and without failure-prone mechanical valves used in the I.V. connection systems of some competitors. The CLAVE is a successor to our protected needle products first introduced in 1984. We designed the CLAVE to eliminate needles from certain applications in acute care hospitals, home healthcare, ambulatory surgical centers, nursing homes, convalescent facilities, physicians' offices, medical clinics, and emergency centers. Reduction in the use of needles not only decreases needlesticks but also reduces the number of needles to be disposed of and certain safety risks inherent in needle handling and disposal.

         We have been manufacturing and distributing custom and generic I.V. systems since late 1995. In 1999, we decided to substantially increase our emphasis on marketing and selling custom I.V. systems. A key element of our strategy to expand our custom I.V. system business has been the development and implementation of our proprietary software for our custom product design, customer orders and order tracking, combined with an innovative system to coordinate manufacture of components in the U.S., assembly of components into sets in Mexico and distribution of finished products. We believe that we offer customers substantially shorter delivery times and lower costs than other manufacturers of I.V. systems can currently offer.

         The principal products that we have introduced in recent years are the CLC2000(R), the 1o2 Valve(R), and, with the acquisition of Bio-Plexus, Inc. ("Bio-Plexus) in late 2002, the Punctur-Guard line of blood collection needles.

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

         In conventional practice, primary I.V. system connections are made by inserting an exposed steel hollow-bore needle attached to the primary I.V. line into an injection port connected to the catheter. Conventional secondary I.V. connections, so called piggyback connections, are made by inserting an exposed steel hollow-bore needle attached to a secondary I.V. line into an injection port or other I.V. connector. In a conventional I.V. connection the needle, which typically is secured only with tape, can detach from the catheter or injection port resulting in disconnection and a serious and sometimes fatal interruption of the flow of the I.V. solution to the patient. The exposed needles can easily be contaminated by contact with unsterile objects or through contact with fluid in the I.V. lines. A contaminated needle can result in infection to healthcare workers and, less frequently, patients, as a result of accidental needlesticks. Increasing awareness of the risk of infection from needlesticks and the substantial and increasing expense to healthcare providers of complying with regulatory protocols when needlesticks occur have led to a growing demand for safe medical devices such as our protective I.V. connectors.

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

         Heightened awareness of the risk of infection from needlesticks and the substantial expense to healthcare providers of complying with regulatory protocols when needlesticks occur have led to growing demand for safe medical devices such as our needleless I.V. connectors. This awareness has also lead to significant federal and state legislation. In addition, the federal Needlestick Safety and Prevention Act, enacted in 2000, modified standards promulgated by the Occupational Safety and Health Administration, to require employers to use needle-safe systems where appropriate to reduce risk of injury to employees from needlesticks. This is a significant expansion of the previous OSHA mandate that "universal precautions" be observed to minimize exposure to blood and other body fluids. In September 1998, the State of California enacted the bloodborne pathogen standard under the state's occupational safety and health statute. The standard mandates use of needlestick prevention controls, including needleless systems. California was the first state to enact such legislation, and since then at least 21 other states have enacted similar legislation. Our devices will allow a healthcare provider to be compliant with any of these standards.

PRODUCTS

CLAVE PRODUCTS

         A conventional I.V. line terminates with a male luer connector to which a hollow-bore needle would be attached to penetrate a latex or non-latex rubber covered injection port to make a primary or secondary I.V. connection. With the CLAVE system, instead of attaching a hollow-bore needle to the male luer, a CLAVE is used in place of the injection port and the male luer, without a needle, is simply threaded into the CLAVE with a half turn. The CLAVE consists of a cylindrical housing, which contains a silicone compression seal and a recessed plastic piercing element. As the luer tip enters the CLAVE housing, it depresses the silicone seal back into the housing and slides over the piercing element, which penetrates through the compressed silicone. Fluid channels in the piercing element create a continuous fluid pathway from the I.V. line, through the CLAVE into the primary I.V. line and into the catheter. The luer tip creates a tight seal against the top of the silicone thereby preventing contaminants from entering the fluid pathway. When the I.V. line is disconnected from the CLAVE, the silicone compression seal expands to again fill the housing and reseal the opening. When the CLAVE is not in use, the silicone compression seal fills the opening in the housing and covers the plastic piercing element, thus completely sealing the connector and presenting a flush surface that can be cleansed with an alcohol swab. The CLAVE contains no natural rubber latex.

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

         The CLAVE Integrated Y site is designed to be integrated directly into primary and secondary I.V. sets, thus eliminating the need for special adapters, pre-slit injection ports, or metal needles when making piggyback I.V. connections. Currently, most popular I.V. connection systems that compete with our systems require either a metal needle, a pre-slit injection port or a special adapter to make piggyback connections. The original CLAVE can be used to make a piggyback connection, but it also requires a special adapter when used in piggyback applications. We believe the CLAVE Integrated Y site offers a lower cost alternative to existing systems by eliminating the need for multiple parts. The healthcare professional simply inserts the male luer of any secondary I.V. set, without a needle, into the CLAVE Integrated Y site and twists to make the connection. The CLAVE Integrated Y site will not replace CLAVE products used in non-piggyback connections. Unlike the original CLAVE site, the CLAVE Integrated Y site is marketed exclusively to I.V. set manufacturers, such as Abbott, to build directly into their I.V. sets or used by us in our custom I.V. sets.

         The CLAVE is our largest selling product line, and accounted for 67% of our net revenue in 2002.

         In October 2001, we commenced production of the "MicroCLAVE(R)." It is smaller than the existing CLAVE but is functionally similar. We are marketing it as an extension of the CLAVE product line for use where its smaller size is advantageous, such as pediatric care.

CUSTOM I.V. SYSTEMS

         During late 1995, we entered the low end of the safe medical connector market by manufacturing and distributing I.V. sets which incorporated lower priced safe medical connectors, and also commenced manufacturing and distributing custom I.V. sets incorporating the CLAVE. In 1999, we substantially increased our emphasis on marketing and selling these systems. To promote the growth of the business, we have developed innovative software systems and manufacturing processes that permit us to design to a hospital's or clinician's exact specifications, commence production within less than a day after we receive the customer order and ship the custom I.V. sets to the customer generally within three days of receipt for smaller orders to approximately two weeks for larger orders. This is a fraction of the time required by other custom set manufacturers and we can generally produce the custom sets at a lower cost. The use of sophisticated design, ordering and order tracking systems and streamlined assembly and distribution processes allows us to sell custom I.V. sets at prices substantially lower than those charged by other producers of custom I.V. sets.

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

         On February 27, 2001, we signed an agreement with Abbott under which we will manufacture all new custom I.V. sets for sale by Abbott, and the two companies will jointly promote the products under the name SetSource(TM). Sales of custom I.V. systems increased as a result of the agreement and we expect further significant increases in sales of custom I.V. systems, although there is no assurance that such increase will be achieved.

         We have committed significant resources to the strategic initiative to expand our custom I.V. system businesses and expect to incur additional expenses for continuing software development and enhancements in the manufacturing process. To date, most of the I.V. set sales volume is in custom I.V. systems, and we expect this to continue.

         During 2000, 2001 and 2002, net sales of custom I.V. systems were approximately $6,700,000, $9,300,000 and $15,200,000, respectively. Most of the growth in 2002 net sales was because of the SetSource program and increased unit shipments of non-propriety custom I.V. systems.

PUNCTUR-GUARD

         We acquired the Punctur-Guard product line and technology with the purchase of Bio-Plexus on October 31, 2002. The Punctur-Guard products are based on a patented technology that internally blunts a needle prior to its removal from a patient, and are the only products on the market that render a needle safe prior to its removal from a patient. The technology is currently used to make blood collection needles ("BCN"), primarily for use by phlebotomists in the lab, and Winged Sets, used by phlebotomists and other medical personnel in hospitals and doctors offices.

         Hollow bore needles are broadly used for subcutaneous access to a patient, and expose healthcare workers to accidental needlesticks. There are essentially three safety technology platforms for use with hollow-bore needles:
"outer-sheath" which uses an outer sheath stored behind the needle during use and is advanced over the needle after use; "retractable" which uses a chamber behind the needle and a spring that retracts the needle into the chamber after use; and, internal needle blunting. The first two technologies require that the needle be withdrawn from the patient prior to activation of the safety feature, exposing the healthcare worker to a sharp, contaminated needle during the procedure and/ or following removal of the needle from the patient. However, with the internal blunting that we use in the Punctur-Guard products, the safety feature can be activated in the patient immediately upon achieving clear access, thereby significantly reducing any risk of accidental needlestick during or after the procedure.

         The internal blunting is achieved by positioning a blunt hollow-bore needle within the conventional sharp needle. The healthcare worker is able to activate the safety device that causes the blunt needle to advance just beyond the sharp tip of the outer needle. It can be activated immediately after achieving venous access, either at the beginning of the procedure or at the end immediately before withdrawing the needle from the patient. We believe that products using our internal blunting technology provide safety that is superior to that of the products using other safety technologies.

         Our internal needle blunting technology is licensed to Johnson & Johnson Medical and to TFX Medical, a division of Teleflex Incorporated, for use in various types of catheters. None of the applications of the patented technology under those licenses compete with our Punctur-Guard line of blood collection products.

         We completed our acquisition of Bio-Plexus on October 31, 2002. Sales of Punctur-Guard products and royalties from licenses of the related technology for November and December 2002 totaled $1,219,000.

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

         The CLC2000 was developed to reduce clotting of catheters because of "back-flow" when the I.V. line is disconnected. The CLC2000 consists of a "T" shaped cylindrical housing, which contains a poppet that is depressed as the luer tip enters the CLC2000. Fluid flows around the poppet and through the housing and into the catheter. When the luer is removed from the CLC2000, a portion of the fluid remaining in the housing is expelled out through the tip of the catheter while a constant positive pressure is maintained to prevent any back-flow into the catheter.

         We began marketing the CLC2000 in November 1997. We are concentrating the marketing of the CLC2000 where its "no back-flow" features are of maximum benefit in patient care. These are generally therapies that use long-term indwelling catheters such as oncology, dialysis and long-term infusion of medication. We commenced production on automated assembly equipment in the fourth quarter of 2002. CLC2000 accounted for 4% of our net revenue in 2002.

1O2 VALVE

         The 1o2 Valve is the first one-way or two-way drug delivery system. It functions as a single unit or in multiple "ganged" units as a manifold, for use throughout a hospital. It provides the safety features of an automatic one-way valve, yet allows aspiration, or two-way function by simply pushing a button. The 1o2 Valve can be used in place of products such as stopcocks and check valve manifolds. We actively commenced sales in April 2000. Initially, we are focusing marketing efforts on anesthesia and critical care usage and we are selling the 1o2 Valve only as part of I.V. sets that we manufacture. In the third quarter of 2002, we commenced production on automated assembly equipment. Sales of I.V. sets containing 1o2 Valves were approximately $2,560,000 in 2002.

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

RF100 AND RF150

         We have developed a family of inexpensive single-use needleless connectors for use in piggyback and non-piggyback applications. The RF100, designed for use in piggyback applications, is a one-piece, needleless I.V. connector comprised of a small plastic piercing element that is recessed into a plastic housing. The RF100 locks onto any standard Y site reducing the potential for accidental disconnection. The RF150 is similar to the RF100 in that it is comprised of a small plastic piercing element that is recessed into a plastic housing. We developed the RF150, called the "Rhino," specifically for Abbott for use with pre-slit injection ports in piggyback and non-piggyback applications. Once the injection port is pierced, the protective housing opens much like a clothespin, and locks over the pre-slit injection port thus reducing the potential for accidental disconnections. Although we believe that the CLAVE has significant functional advantages over the RF100 and RF150, these products are alternative and less expensive needleless I.V. connectors.

OTHER PRODUCTS AND REVENUES

         We manufactured and sold Click Lock and Piggy Lock products, which were our first products, introduced in 1984. They use needles recessed in a clear plastic shroud. We discontinued these products in early 2003. We also manufacture the McGaw Protected Needle, which is similar to the Click Lock, for

B.Braun Medical Inc. ("B.Braun"). B.Braun also pays us a share of its revenues on its SafeLine products. The market for all of these products has been declining as the market shifts to swabable needleless products, and in the aggregate they accounted for approximately 3% of our net sales in 2002.

         We have a significant number of patents on the technology in our products and methods used to manufacture them. We have continuing royalty and license fee income from the Punctur-Guard technology and from time to time may receive license fees or royalties from other entities for the use of our technology.

NEW PRODUCTS

         We are developing several new products that we intend to introduce in 2003 and later. We believe innovative products continue to be important to maintaining and increasing our sales levels.

         We expect to launch an infusion device using Punctur-Guard technology in the second quarter of 2003. These devices will be used for short-term drug administration therapy.

         We plan to launch, in limited markets, a new I.V. connector currently under development. We expect to apply in the second half of 2003 to the Food & Drug Administration ("FDA") under Section 510(k) of the Federal Food, Drug and Cosmetics Act ("FDC Act") for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that we will launch this new product, or that it will achieve sales if and when we commence marketing it.

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

         In 2002, our distribution operations were organized into three groups: medical product manufacturers under the ICU Medical(R) name, independent domestic distributors under the BMP Setfinder name, and international manufacturers and distributors under the ICU Medical name. Early in 2002, we had combined Budget Medical Products and SetFinder, which were separate distribution groups, into BMP Setfinder. In early 2003, we determined that we would combine the separate groups serving the medical product manufacturers and the independent domestic distributors and that we would no longer use the BMP Setfinder name, but would market all products under the ICU Medical name.

         As of January 31, 2003, we employ 36 product specialists in the United States and Canada to support the salespeople employed by the medical product manufacturers and independent domestic distributors. Our product specialists call on prospective customers, demonstrate products and support programs to train the salespeople and customers' staffs in the use of our products.

MEDICAL PRODUCTS MANUFACTURERS

         We have a strategic supply and distribution relationship with Abbott, a major I.V. product supplier, that has a significant share of the I.V. set market under contract. The agreement with Abbott extends to December 2009. The agreement confers to Abbott conditional exclusive and nonexclusive rights to distribute certain CLAVE and CLC2000 products to certain categories of customers.

         Abbott purchases CLAVE products packaged separately and in bulk for distribution to healthcare providers. CLAVE products purchased in bulk are assembled into Abbott's full range of I.V. products. Abbott purchases other CLAVE products, which are sold as accessories. CLC2000 products are purchased packaged separately.

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

         Sales to Abbott accounted for approximately 57%, 53%, and 48% of net sales in 2002, 2001, and 2000, respectively. The loss of Abbott as a customer could have a significant adverse effect on our business and operating results because they have full-line contracts with numerous healthcare providers to supply substantially all I.V. products and solutions to those customers.

         Through December 31, 2002, we had a supply and distribution agreement with B. Braun under which B. Braun had conditional exclusive and nonexclusive rights to distribute certain CLAVE products to certain categories of customers. Revenue from B. Braun was approximately $9.9 million, $12.9 million and $14.6 million in 2002, 2001, and 2000, respectively, of which CLAVE products accounted for $8.6 million, $10.8 million and $12.5 million, or 10%, 16% and 22% of our total revenue, respectively, in each year.

         In 2001, we commenced litigation against B.Braun over contractual and patent matters. See Item 3. Legal Proceedings. As of November 13, 2002, we reached a settlement with B.Braun on the contract litigation. In the settlement, we agreed with B.Braun to dismiss the litigation over contractual matters with prejudice and terminate the agreement for B.Braun's purchase of CLAVE products from us. We do not expect to sell CLAVE products to B.Braun after December 31, 2002. B.Braun has a product, called UltraSite(TM), that is designed to be competitive with the CLAVE, and which we have alleged is being marketed and sold in violation of our patent. We filed a patent infringement suit against B.Braun in August 2001 and are vigorously pursuing the matter. B.Braun also sells a number of other I.V. connectors. While the termination of the B.Braun CLAVE agreement could have an adverse effect on us, we do not believe that it will. We do expect to lose some sales unit volume, but we believe many of B.Braun's customers prefer the CLAVE to B.Braun's products, including the UltraSite, and that many of them will continue to buy CLAVE products through other Abbott or independent distributors when they are no longer available from B.Braun. To the extent that customers' needs are filled through independent distributors, we generate higher revenue and profit per CLAVE connector, because independent distributors purchase packaged sterilized products, often complete I.V. sets, from us and these have a higher price than the bulk nonsterile CLAVE sites which accounted for most of the CLAVEs that we sold to B. Braun.

INDEPENDENT DOMESTIC DISTRIBUTORS

         We currently have approximately 20 independent distributors in the United States and Canada who employ approximately 125 salespeople in the aggregate and accounted for approximately 19% of our net revenues in 2002. We include Canada as "domestic" for administrative purposes. Distributors purchase and stock our products for resale to healthcare providers.

         No single independent distributor accounts for as much as 4% of net sales. Although the loss of one or more of our larger distributors could have an adverse affect on our business, we believe we could readily locate other distributors in the same territories who could continue to distribute our products to the same customers.

         For several years before 2001, our sales to independent distributors had been declining. In 2001, they showed a modest 6% increase after we established a separate sales group at the beginning of 2000 to deal only with the independent distributors and attempt to increase our net sales to them. In 2002, sales to our independent distributors grew 24% in total, and 16% without the inclusion of sales originating with Bio-Plexus. While we believe that the declining trend in sales to the independent distributors has been reversed, and that sales to them will grow in 2003, there is no assurance that continuing growth will be achieved, or that sales to them will not decline in the future.

INTERNATIONAL

         We distribute products in the principal countries in Western Europe, the Pacific Rim and South America and in South Africa. Foreign sales (excluding Canada) accounted for approximately 8%, 8% and 5% of our net sales in each of the years 2002, 2001 and 2000, respectively. The International division currently has approximately 60 distributors. We have two business development managers in Europe, one each in New Zealand and Australia who together serve the entire Pacific Rim, Southeast Asia and the Middle East, and one in South America. We expect to add several more business development managers in 2003. Administrative operations are in Rome and San Clemente.

         Currently, we export from the United States substantially all the products sold internationally. All sales are denominated in U.S. dollars. We believe it will be necessary for us to establish production facilities in a number of locations outside North America to meet local demands and avoid high transportation costs.

MANUFACTURING

         Manufacturing of our products involves injection molding of plastic and silicone parts, manual and automated assembly of the molded plastic parts, needles and other components, quality control inspection, packaging and sterilization. We mold all of our proprietary components, and perform all assembly, quality control, inspection, packaging, labeling and shipping of our products. Our manufacturing operations function as a separate group, producing products for the marketing and sales groups.

         We have a fully integrated medical device manufacturing facility in two adjacent buildings totaling 78,000 square feet in San Clemente, California. A mold maintenance shop supports the repair and maintenance needs of our molding operation and manufactures some of our production molds. In addition, the mold maintenance shop serves as a research and development prototype shop, and utilizes advanced computer assisted design systems and automated machining equipment. The state-of-the-art medical device molding facility includes a 24,425 square foot class 100,000 clean room in which all molding and automated assembly of our proprietary medical components is performed. The clean room is equipped with 41 injection molding machines and ancillary equipment including robots designed to minimize human intervention, and sophisticated, highly automated assembly systems to assemble the CLAVE, CLAVE Integrated Y site, CLC2000 and 1o2 Valve, RF150 and the McGaw Protected Needle products. The assembly systems are custom designed and manufactured for us.

         We also own a 37,500 square foot manufacturing facility in Vernon, Connecticut (near Hartford) where our Connecticut Division (formerly Bio-Plexus) manufactures the Punctur-Guard products. There are two clean rooms, one for assembly of the BCN and one for the Winged Set; both assembly processes use custom made automated assembly systems. Molding is currently done by outside custom molding companies.

         Our state-of-the-art injection molding technology and highly automated assembly systems are designed to maintain a high level of product quality and achieve high volume production at low unit manufacturing costs. To achieve these advantages and to gain greater control over raw material and finished product delivery times, we mold our entire requirements of proprietary molded components, either directly or through outside contractors who run our molds. The raw materials for our molding operation are principally resins and silicones, and these materials are available from several sources. Generic, "off-the-shelf" items are purchased from outside vendors unless significant cost savings can be achieved by molding in-house. We are not dependent on any individual vendor for purchased parts and have no contracts with our suppliers beyond the terms of purchase orders issued.

         Virtually all manual assembly is done at our facility in Ensenada, Baja California, Mexico. Products assembled manually are I.V. sets, the Lopez Valve, and CLAVE ancillary products and accessories.

         Over the past several years, we have been conducting a program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs and enhance distribution. These steps were initially focused on production of custom I.V. systems and, in part, led to the transfer of most manual assembly to a 20,000 square foot facility in Ensenada, Baja California, Mexico built in 1998. Future establishment of production facilities outside North America could be a continuing part of this process, and will exploit the manufacturing, systems and software expertise that we have developed in recent years. The program also includes molding and automated assembly operations, where the focus is on improving manufacturing efficiency, aggressive control of material and labor costs, and control of inventory costs.

         We believe we are continuing to build on our expertise to reduce labor costs and minimize investment in inventory, while at the same time reducing to a bare minimum the time from when an order is received to when it is shipped. Because significant innovation is required to achieve these goals, there is no assurance that the programs will achieve the desired results beyond those already achieved.

         Our products are currently sterilized in processes which use either gamma or electron beam ("e-beam") radiation. Most of the sterilization is by e-beam, which is less expensive and quicker than gamma radiation sterilization. While sterilization is currently performed by independent companies, we are constructing a sterilization facility at our plant in Mexico that we expect will sterilize all of our products that are assembled in Mexico when the facility becomes operational in mid 2003.

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

         We must comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services ("DHS") require manufacturers to register and subject them to periodic FDA and DHS inspections of their manufacturing facilities. We are an FDA registered medical device manufacturer, and must demonstrate that we and our contract manufacturers comply with the FDA's current Quality System Regulations ("QSR") regulations. Under these regulations, the manufacturing process must be regulated and controlled by the use of written procedures and the ability to produce devices that meet the manufacturer's specifications must be validated by extensive and detailed testing of every critical aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Further, the FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. Failure to adhere to QSRs would cause the products produced to be considered in violation of the applicable law and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting them to periodic FDA inspections of manufacturing facilities. If an FDA inspector observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.

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

         We have demonstrated conformity to the regulations of both ISO 9001
(1994) / EN 46001 (1996), ISO 13485 (1996) and the Medical Device Directive and we affix the CE Mark to our device labeling for product sold in member countries of the EC.

         We believe our products and systems are in compliance with all EC requirements. There can be no assurance, however, that other products we are developing or products that we may develop in the future will conform or that additional regulations restricting the sale of our present or proposed products will not be promulgated by the EC.

COMPETITION

         The market for I.V. products is intensely competitive. We believe that our ability to compete depends upon our continued product innovation, the quality, convenience and reliability of our products, access to distribution channels, patent protection, and pricing. We encounter significant competition in this market both from large established medical device manufacturers and from smaller companies. Our ability to compete effectively depends on our ability to differentiate our products based on safety features, product quality, cost effectiveness, ease of use and convenience, as well as our ability to perceive and respond to changing customer needs. In the long term, we expect that our ability to compete will continue to be affected by our ability to reduce unit manufacturing costs through higher volume production.

         In addition to competing with conventional needle I.V. connection systems and protected needle connection systems marketed by companies such as Baxter Healthcare Corporation ("Baxter") and Abbott, our present and future products will compete with needleless I.V. connection systems like those marketed by Baxter, Becton-Dickinson and Company ("BD"), B.Braun, Alaris Corporation and others. Although we believe that our needleless CLAVE has distinct advantages over competing systems, there is no assurance that it will be able to compete successfully with these products.

         The blood collection needle market is highly competitive, and a large segment of the market continues to use non-safety devices that are generally less expensive than safety devices such as the Punctur-Guard products. The largest share of the blood collection needle market is held by BD.

         Manufacturers of products with which we currently compete, or might compete in the future, include large companies with an established presence in the healthcare products market and substantially greater financial, marketing and distribution, managerial and other resources. In particular, Baxter, Abbott and B.Braun are leading distributors of I.V. therapy systems, while BD and Sherwood Medical Company dominate the hypodermic needle market. Several of these competitors have broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals to supply substantially all of their I.V. product requirements. In order to penetrate more of these hospitals, we have established a strategic supply and distribution relationship with Abbott.

         We believe the success of the CLAVE has, and will continue to motivate others to develop one-piece needleless connectors, which may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. We believe most of those products were developed primarily by companies who currently do not have the distribution or financial capabilities that we have, although some of those products may be distributed in the future by larger companies that do have such capabilities. We believe these products have had a modest impact on our CLAVE business to date, but there is no assurance that our current or future products will be able to successfully compete with these or future products developed by others.

         We believe that our ability to compete in the custom I.V. systems market depends upon the same factors affecting our existing products, but will be particularly affected by cost to the customer and delivery times. While we believe we have advantages in these two areas, there is no assurance that other companies will not be able to compete successfully with our custom I.V. systems.

PATENTS

         We have United States and certain foreign patents on the CLAVE, CLC2000, Punctur-Guard technology, Click Lock, and Piggy Lock I.V. connectors and have United States patents on the Lopez Valve connector. We have applications pending for additional United States and foreign patents on the 1o2 Valve, CLC2000, Posi-Link, CLAVE, Click Lock and Piggy Lock I.V. connectors. The expiration dates of our patents range from 2006 to 2018. (While we no longer manufacture and sell the Click Lock and Piggy Lock, the patents have considerable value for potential use in other devices.)

         Our success may depend in part on our ability to obtain patent protection for our products and to operate without infringing the proprietary rights of third parties. While we have obtained certain patents and applied for additional United States and foreign patents covering certain of our products, there is no assurance that any additional patents will be issued, that the scope of any patent protection will prevent competitors from introducing similar devices or that any of our patents will be held valid if subsequently challenged. We also believe that patents on the Click Lock and the Lopez Valve products may have been, and that patent protection on the CLAVE may be, important in preventing others from introducing competing products that are as effective as our products. The loss of patent protection on CLAVE, CLC2000, Punctur-Guard, Click Lock or Lopez Valve products could adversely affect our ability to exclude other manufacturers from producing effective competitive products and could have an adverse impact on our financial results.

         The fact that a patent is issued to us does not eliminate the possibility that patents owned by others may contain claims that are infringed by our products.

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

         We have asserted our rights against parties we believe to be violating our patents in the past and will continue to do so in the future.

ICU FINANCE

         ICU Finance Inc. is a wholly owned subsidiary that we established in 2002 to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. Loans will be made only to credit-worthy companies on a fully secured basis. Loans outstanding at December 31, 2002 were approximately $150,000.

EMPLOYEES

         At January 31, 2003, we had 719 full-time employees, consisting of 94 engaged in sales, marketing and administration, and 625 in manufacturing, molding, product development and quality control, including 446 in Mexico. We contract with an independent temporary agency to provide some of the production personnel at our manufacturing facility in San Clemente, California; we employ none of the personnel provided through the agency. At January 31, 2003, the number of temporary production personnel was approximately 54.

ITEM 2.  PROPERTIES.

         We own two adjacent 39,000 square foot buildings in San Clemente, California, another 28,000 square foot building in the same business park, a 37,500 square foot building in Vernon, Connecticut and a 20,000 square foot building on approximately 94 acres of land in Ensenada, Baja California, Mexico.

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

         In an action filed October 2, 2002 entitled ICU MEDICAL, INC V. MEDTRONIC MINIMED, INC., et al. pending in the United States District Court for the Central District of California, we allege that the defendants infringes several of our patents by the manufacture or sales of certain medical devices. We seek monetary damages and injunctive relief and intend to vigorously pursue this matter. The outcome of this matter cannot be determined at this time.

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

                               Age                     Office Held
                               ---                     -----------
George A. Lopez, M.D.           55           Chairman of the Board, President
                                             and Chief Executive Officer

Alison D. Burcar                30           Vice President of Marketing

Richard A. Costello             39           Vice President of Sales

Francis J. O'Brien              60           Chief Financial Officer, Secretary
                                             and Treasurer

Steven C. Riggs                 44           Vice President of Operations

         Dr. Lopez and Mssrs. Costello and O'Brien have been employed by us in their current positions for more than five years.

         Ms. Burcar became Vice President of Marketing in August 2002, after having been Marketing Operations Manager since March 1998. Ms. Burcar has been with us since 1995.

         Mr. Riggs became Vice President of Operations in August 2002, after having been Director of Operations since 1998. Mr. Riggs has been with us since 1992.









              [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock has been traded on the Nasdaq Stock Market National Market Tier under the symbol "ICUI" since our initial public offering on March 31, 1992. The following table sets forth, for the quarters indicated, the high and low closing prices for our Common Stock quoted by the Nasdaq:


         2001                                       High            Low
         ----                                       ----            ---
         First Quarter                             $23.58          $17.29
         Second Quarter                             28.07           21.71
         Third Quarter                              27.61           23.57
         Fourth Quarter                             31.33           25.13

         2002                                       High            Low
         ----                                       ----            ---
         First Quarter                             $37.30          $29.29
         Second Quarter                             41.97           29.55
         Third Quarter                              38.61           25.75
         Fourth Quarter                             43.89           32.60

         We have never paid dividends and do not anticipate paying dividends in the foreseeable future as the Board of Directors intends to retain future earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition, results of operations and such other factors as the Board of Directors deems relevant.

         As of December 31, 2002 we had 108 stockholders of record and believe we have approximately 5,000 beneficial stockholders.

         The above data for 2001, and all share and per share data elsewhere in this Annual Report, have been adjusted for a three-for-two stock split effected March 15, 2002 in the form of a stock dividend.

         We have a 1993 Stock Incentive Plan under which we grant options to purchase our Common Stock to our employees and have a 2001 Directors' Stock Option Plan under which we grant options to purchase our Common stock to our Directors. We also have an Employee Stock Purchase Plan. All plans were approved by our stockholders. Further information about the plans is in Note 5 to the consolidated financial statements. Certain information about the plans is as follows:

                                                                                      Number of shares
                                                                                   remaining available for
          Number of shares to be issued            Weighted-average                 future issuance under
                upon exercise of                   exercise price of                 equity compensation
              outstanding options,               outstanding options,           plans (excluding shares reflected
               warrants and rights                warrants and rights                  in column (a))
                       (a)                                (b)                                 (c)

                    4,120,501                           $10.98                            1,192,981



ITEM 6.      SELECTED FINANCIAL DATA

                                               ICU MEDICAL, INC.
                                               -----------------

                                            SELECTED FINANCIAL DATA
                                            -----------------------

                                                                Year ended December 31,
                                            -----------------------------------------------------------------
                                                          (in thousands, except per share data)
                                              2002           2001          2000          1999          1998
                                            ---------     ---------     ---------     ---------     ---------
INCOME DATA:
     Revenues                               $ 87,807      $ 69,055      $ 56,191      $ 47,014      $ 39,842
     Cost of goods sold                       36,464        28,932        23,787        19,883        16,687
                                            ---------     ---------     ---------     ---------     ---------
     Gross profit                             51,343        40,123        32,404        27,131        23,155
     Operating expenses                       21,343        18,004        15,782        13,743        13,141
                                            ---------     ---------     ---------     ---------     ---------
     Income from operations                   30,000        22,119        16,622        13,388        10,014
     Investment  income                        1,432         1,988         2,096         1,431         1,408
     Provision for income taxes               11,750         8,720         6,930         5,400         4,200
                                            ---------     ---------     ---------     ---------     ---------
Net income                                  $ 19,682      $ 15,387      $ 11,788      $  9,419      $  7,222
                                            =========     =========     =========     =========     =========

Net income per common share
        Basic                               $   1.43      $   1.20      $   0.94      $   0.77      $   0.60
        Diluted                             $   1.28      $   1.06      $   0.87      $   0.72      $   0.57
                                            =========     =========     =========     =========     =========
     Weighted average number of shares
        Basic                                 13,793        12,841        12,495        12,232        11,984
        Diluted                               15,352        14,454        13,588        13,036        12,634
                                            =========     =========     =========     =========     =========

CASH FLOW DATA:
     Cash flows from operations,
        excluding tax benefits from
        exercise of stock options           $ 17,905      $ 20,565      $ 12,760      $ 14,767      $  6,574
     Total cash flows from operations       $ 28,097      $ 24,329      $ 13,462      $ 15,518      $  7,417

BALANCE SHEET DATA:
     Cash and liquid investments            $ 88,465      $ 73,027      $ 50,786      $ 38,442      $ 38,090
     Working capital                         102,564        79,736        57,718        42,024        43,817
     Total assets                            157,032       117,342        92,860        75,364        62,360
     Long-term debt                               --            --            --            --            --
     Stockholders' equity                    145,387       106,677        83,380        68,014        58,229

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We develop, manufacture, sell and distribute disposable medical connection products. Our principal products are proprietary safe medical connection devices for use in I.V. therapy applications. We also produce custom I.V. systems that incorporate our proprietary products, and since October 31, 2002, blood collection needles.


CRITICAL ACCOUNTING POLICIES

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

         Investment securities are all marketable and considered "available for sale". See Item 7A. Quantitative and Qualitative Disclosures about Market Risk. Under our current investment policies, the securities in which we invest have no significant difference between cost and fair value. If our investment policies were to change, and there were differences between cost and fair value, that difference, net of tax effect, would be reflected as a separate component of stockholders' equity.

         Most of our product sales are FOB shipping point and ownership of the product transfers to the customer when we ship it. Certain other product sales are FOB destination and ownership of the product transfers to the customer at destination. We record sales and related costs when ownership of the product transfers to the customer. Most of our customers are distributors or medical product manufacturers, although there are some sales to end-users. Our only post-sale obligations are warranty and certain rebates. Customers, with certain rare exceptions, do not retain any right of return and there is no price protection with respect to unsold products. We warrant products against defects and have a policy permitting the return of defective products. We provide a reserve for warranty returns as an expense; amounts have been insignificant. We accrue rebates as a reduction in revenue based on contractual commitments and historical experience; amounts have not been significant. Adjustments of estimates of warranty claims, rebates or returns, which have not been, and are not expected to be material, affect current operating results when they are made.

         Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on specific past due accounts for which we consider collection to be doubtful. Loss exposure is principally with international distributors for whom normal payment terms are long in comparison to those of our other customers and, to a lesser extent, domestic distributors. Many of these distributors are relatively small and we are vulnerable to adverse developments in their businesses that can hinder our collection of amounts due. If there are significant doubts as to the collectibility of receivables at the time of shipment, we defer recognition of the sale in income until the receivable is collected. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

         Inventories are stated at the lower of cost or market. We need to carry many components to accommodate our rapid product delivery, and if we misestimate demand or if customer requirements change, we may have components in inventory that we may not be able to use. Most finished products are made only after we receive orders, but for those that are not, we need to estimate what may not be saleable. We regularly review inventory for slow moving items and write off all items we do not expect to use in manufacturing, or finished products we do not expect to sell. If actual usage of components or sales of finished goods inventory is less than our estimates, we would be required to write off additional inventory, which could have an adverse effect on our operating results in the period in which the write-off occurs.

         Property and equipment is carried at cost and depreciated on the straight-line method over their estimated useful lives. The estimates of useful lives are significant judgments in accounting for property and equipment, particularly for molds and automated assembly machines that are custom made for us. We may retire them on an accelerated basis if we replace them with larger or more technologically advanced tooling. The remaining useful lives of all property and equipment are reviewed regularly and lives are adjusted or assets written off based on current estimates of future use. As part of that review, property and equipment is reviewed for other indicators of impairment, but to date we have not encountered circumstances indicating the carrying amount of an asset, or group of assets, may not be recoverable. An unexpected shortening of useful lives of property and equipment that significantly increases depreciation provisions, or other circumstances causing us to record an impairment loss on such assets, could have an adverse effect on our operating results in the period in which the related charges are recorded.


NEW ACCOUNTING PRONOUNCEMENTS

         We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.


OVERVIEW

         Our principal products through 2002 are our CLAVE needleless I.V. connection system and our custom I.V. systems. The following table sets forth, for the periods indicated, net revenues by product as a percentage of total net revenues:

---------------------------------------- ------------------------ ----------------------- -----------------------
Product Line                                      2002                     2001                    2000
---------------------------------------- ------------------------ ----------------------- -----------------------
CLAVE                                              67%                     74%                     71%
Custom I.V. Systems                                17%                     13%                     12%
CLC2000                                             4%                      3%                      4%
Punctur-Guard                                       1%                      -                       -
Lopez Valve                                         2%                      2%                      3%
RF100-RF150 ("Rhino")                               2%                      3%                      5%
Protected Needle and Other Products                 3%                      5%                      5%
License, royalty and revenue share                  4%                      -                       -
---------------------------------------- ------------------------ ----------------------- -----------------------
Total                                             100%                    100%                    100%
---------------------------------------- ------------------------ ----------------------- -----------------------

         We sell our products to independent distributors and through agreements with Abbott (the "Abbott Agreements") and certain other medical product manufacturers. Most independent distributors handle the full line of our products. Abbott purchases CLAVE products, principally bulk, non-sterile connectors. Abbott also purchases the Rhino, a low-priced connector specifically designed for Abbott, the CLC2000, and custom I.V. sets. We also sell certain other products to a number of other medical product manufacturers.

         The Abbott Agreements extend to December 2009 and have extension provisions beyond that date. The B.Braun Agreement for CLAVE terminated on December 31, 2002.

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

         We believe the success of the CLAVE has, and will continue to, motivate others to develop one-piece needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. In response to competitive pressure, we have been reducing prices to protect and expand our market. The price reductions to date have been more than offset by increased volume. We expect that the average price of our CLAVE products may continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

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

         We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business with products sold to medical product manufacturers and independent distributors. Under our February 27, 2001 agreement with Abbott we manufacture all new custom I.V. sets for sale by Abbott and jointly promote the products under the name SetSource. We expect continuing significant increases in sales of custom I.V. systems under this agreement. We also launched efforts to contract with group purchasing organizations and independent dealer networks for inclusion of our products among those available to members of those entities. There is no assurance that either one of these initiatives will continue to succeed.

         We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. The original focus was on production of custom I.V. systems, which is relatively labor intensive; it now includes all automated manufacturing operations as well. Manual assembly is now performed at the facility opened in December 1998 in Ensenada, Baja California, Mexico. In 1999, we made significant investment in automated molding and assembly equipment. In the third quarter of 2002, we commenced use of automated assembly equipment for the 1o2 Valve and commenced use of automated assembly equipment for the CLC2000 in the fourth quarter of 2002. Throughout 2002 we added molding and automated assembly capacity for CLAVE production and in the third quarter of 2002 commenced a significant expansion of our manual assembly capacity in Mexico that we expect to complete in early 2003. All these steps have reduced and will continue to reduce unit production costs. Ongoing steps also include automation of the production of new products and other products for which volume is growing, and consideration of establishment of production facilities outside North America. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         We distribute products through three distribution channels. Net revenues for each distribution channel, including license, royalty and revenue share were as follows:

---------------------------------------- ------------------------ ----------------------- -----------------------
Channel                                           2002                     2001                    2000
---------------------------------------- ------------------------ ----------------------- -----------------------
Medical product manufacturers                      73%                     72%                     74%
Independent domestic distributors                  19%                     20%                     21%
International                                       8%                      8%                      5%
---------------------------------------- ------------------------ ----------------------- -----------------------
Total                                             100%                    100%                    100%
---------------------------------------- ------------------------ ----------------------- -----------------------

         The healthcare business in the United States is subject to seasonal fluctuations, and activity tends to diminish somewhat in the summer months of June, July and August, when illness is less frequent than in winter months and patients tend to postpone elective procedures. This typically causes seasonal fluctuations in our business. In addition, we can experience fluctuations as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and their inventory levels, and less by seasonality.

         At December 31, 2002, we had orders for current delivery of approximately $5.5 million. Of that amount, approximately $4.0 million could have been shipped to Abbott in the fourth quarter of 2002, but shipment was deferred until early 2003 by agreement with Abbott.


COMPARISON OF 2002 TO 2001

         In 2002, we had net revenues of $87,807,000, which was $18,752,000, or 27%, higher than the net revenues of $69,055,000 reported in 2001. The increase was primarily attributable to the increase in sales of CLAVE products, which increased by $7,341,000 and custom I.V. systems, which increased $6,241,000.

         Net sales to Abbott were $49,990,000 in 2002, compared to $36,793,000 in 2001. CLAVE sales to Abbott increased to $40,494,000 from $32,282,000 principally because of an increase in unit volume. Sales of custom I.V. systems to Abbott under the SetSource program approximated $5,666,000 for the year, up from $1,171,000 in 2001, the year the program was initiated. We expect a substantial increase in CLAVE unit and dollar sales volume with Abbott in 2003, as well as a significant increase in SetSource unit and dollar sales volume. Net sales of the CLC2000 to Abbott almost tripled to approximately $1.6 million from the low levels of 2001 and we expect sales of the CLC2000 to Abbott will increase in the future. Net sales of Rhino were virtually unchanged, at just below $2.0 million for 2002. Sales of Rhino started to decline in early 2001, and while they leveled off in 2002, they are expected to decline in the future as the market shifts to swabable technology. There is no assurance as to the amount of any of the future sales increases to Abbott.

         Net revenue from B.Braun, including revenue sharing, amounted to $9,861,000 in 2002, compared to $12,872,000 in 2001. The decrease was principally because of a decrease in sales of CLAVE products from $10,544,000 to $8,183,000, on lower unit volume, as we expected. CLAVE product sales to B.Braun in the fourth quarter of 2002 accounted for approximately 40% of B.Braun's annual CLAVE volume, as B.Braun made its final purchases under the agreement to purchase CLAVE products. Most of the balance of the decrease in net revenue from B.Braun was in sales of the McGaw Protected Needle and we expect sales to decline in the future, as they have in most recent periods, as the market for safe connectors continues to shift to needleless swabable technology. SafeLine revenue sharing payments decreased slightly from last year; such payments depend on the volume and selling prices of B.Braun's SafeLine products, and we expect payments to trend downward in the future.

         We do not expect to sell CLAVE products to B.Braun after December 31, 2002. In 2001, we commenced litigation against B.Braun over contractual and patent matters. See Item 3. Legal Proceedings. As of November 13, 2002, we reached a settlement with B.Braun on the contract litigation. In the settlement, we agreed with B.Braun to dismiss the litigation over contractual matters with prejudice and terminate the agreement for B.Braun's purchase of CLAVE products from us. B.Braun has a product, called UltraSite, that is designed to be competitive with the CLAVE, and which we have alleged is being marketed and sold in violation of our patent. We filed a patent infringement suit against B.Braun in August 2001 and are vigorously pursuing the matter. B.Braun also sells a number of other I.V. connectors. While the termination of the B.Braun CLAVE agreement could have an adverse effect on us, we do not believe that it will. We do expect to lose some sales unit volume, but we believe many of B.Braun's customers prefer the CLAVE to B.Braun's products, including the UltraSite, and that many of them will continue to buy CLAVE products through other Abbott or independent distributors when they are no longer available from B.Braun. To the extent that customers' needs are filled through independent distributors, we generate higher revenue and profit per CLAVE connector, because independent distributors purchase packaged sterilized products, often complete I.V. sets, from us and these have a higher price than the bulk nonsterile CLAVE sites which accounted for most of the CLAVEs that we sold to B. Braun.

         Net sales to independent domestic distributors increased approximately 24% to $16,966,000 in 2002 from $13,669,000 in 2001. (These sales include
$1,063,000 of Punctur-Guard sales after we acquired Bio-Plexus on October 31, 2002, and include all sales of SetFinder, Inc., a subsidiary formerly reported as a separate sales channel). The increase was due principally to an 18% increase in custom I.V. systems, the inclusion of Punctur-Guard sales for two months, and a 4% increase in CLAVE product sales. The increase in sales of custom I.V. systems was attributable to an increase in unit volume; and we expect increased volume of custom I.V. systems in the future. The increase in CLAVE product sales was also because of higher unit volume. We believe the increase in sales of CLAVE products to independent distributors is principally because of acquisition of market share from B.Braun and we expect a continued increase in the net sales of standard CLAVE products to the independent domestic distributors. There is no assurance that we will achieve increased net sales to independent domestic distributors in the future. Further, the ability of the independent distributors to sustain or increase their sales may be impacted by competition from existing and new competitive products or acquisition of market share by Abbott.

         Total sales to international distributors (excluding Canada) were $7,085,000 in 2002, as compared with $5,384,000 in 2001. We now have distribution arrangements in the principal countries in Western Europe, the Pacific Rim and Latin America and in South Africa. Approximately 44% of international sales in 2002 were to distributors selling in Western Europe, approximately 8% in South Africa, approximately 37% in the Pacific Rim and approximately 11% in Latin America. Comparable amounts in 2001 were 30%, 30%, 25% and 15%. Net sales to distributors in Western Europe and in the Pacific Rim both approximately doubled over 2001 levels, as we achieved broader distribution and better acceptance of CLAVE products in both areas. We expect continued increases in both areas. Sales to South Africa declined in 2002 from 2001, but we expect them to increase in the future. Latin America has been a difficult market because of economic and political issues, but we are optimistic for the future. We expect significant increases in sales to international distributors will continue in the future, although there is no assurance that those expectations will be realized.

         Total net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased approximately 14% to $58,471,000 in 2002 from $51,130,000 in 2001.
Unit shipments of CLAVE products in 2002 increased approximately 15% over 2001. Abbott accounted for 112% of the growth in dollar sales of CLAVE, International approximately 18%, partially offset by the decline in sales to B.Braun. The aggregate average net selling price of CLAVE products in 2002 was virtually the same as in 2001, and while we expect some decrease in the future, we expect it to be less than the 10% to 20% annual decreases experienced over the past few years. We expect continued significant growth in CLAVE unit and dollar sales volume in 2003, notwithstanding the termination of distribution through B.Braun, because of the growth that we expect in our other distribution channels. However, there is no assurance that the expectations will be realized.

         Net sales of custom I.V. systems were $15,205,000 in 2002 compared to $9,263,000 in 2001, an increase of $5,942,000, or 64%. The SetSource program with Abbott accounted for about 75% of the increase, with most of the balance in sales to independent domestic distributors.

         Net sales of the CLC2000 grew from $2,043,000 in 2001 to $3,744,000, an increase of 83%. Abbott accounted for approximately 60% of the increase, with the balance among domestic and international distributors. We expect sales of the CLC2000 to increase in 2003 and later years, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of the Lopez Valve increased 8% in 2002 to $1,563,000, on higher unit volume to domestic and international distributors. We believe that the focus of the sales and marketing efforts of our personnel and those of our distributors on other products continues to dilute sales of the Lopez Valve. We expect only modest sales increases for the Lopez Valve in 2003.

         Net sales of protected needle products decreased 37%, principally because of a decrease in sales of the McGaw Protected Needle. Sales of Click Lock and Piggy Lock products were the same in both years at approximately $730,000. We discontinued sales of Click Lock and Piggy Lock Products in the first quarter of 2003, and we expect sales of the other protected needle products will decrease in the future as the safe connector market continues its shift to needleless technology.

         License, royalty and revenue share income is being presented separately in our financial statements for the first time in the fourth quarter of 2002. The principal component was a payment for a fully paid up license to use certain of our patents of $3.2 million received in December 2002, royalties received for other companies' use of Punctur-Guard technology of $156,000 and SafeLine revenue share (fourth quarter only) of approximately $0.2 million. The royalties for use of Punctur-Guard technology and Safeline revenue share are expected to continue, although the amounts may vary form period to period. We do expect to receive other license fees or royalties for the use of our technology such as the one received in December 2002, but we can give no assurance as to the amounts or timing of such payments, or whether any such payment will be received. We received a payment of $1.7 million in February 2003 that will be included in revenue in the first quarter of 2003.

         Gross margin for 2002, calculated on Net sales and excluding Other revenue, declined from 58% in 2001 to 57% in 2002 because of significant unabsorbed overhead in the fourth quarter of 2002. This occurred because of three weeks of substantially reduced production in Mexico as a result of difficulty in processing orders and preparing production orders at the time we implemented our new enterprise software, and because of a planned two-week shutdown of the automated production facility in San Clemente for preventive maintenance in December. Until the fourth quarter, gross margins had been at 58%. We expect that our gross margins could decline somewhat from those in 2002 because of costs related to the plant expansion in Mexico in 2003, and because gross margin on the Punctur-Guard line has historically been lower than that of the rest of the Company.

         Selling, general and administrative ("SG&A") costs increased by $3,055,000, or 18%, to $19,871,000 in 2002, compared to $16,816,000 in 2001.
SG&A costs were 23% of net revenue in 2002 compared to 24% in 2001. We expect SG&A costs to increase in 2003 because of growth in the Company, international expansion, and expansion of the custom I.V. system business. Sales and marketing costs increased approximately $1.7 million, but decreased as a percentage of sales from 14% to 13%. Increases were principally in salaries and related costs and travel. General and administrative costs increased approximately $1.3 million, and were approximately 10% of net revenue in both years. Increases were principally in salary and benefits.

         Research and development ("R&D") costs increased in 2002 by $284,000 to $1,472,000, and were approximately 2% of net revenue in both 2002 and 2001. The principal increase in spending was on product development for the Punctur-Guard product line to make product improvements that we felt were necessary to successfully market and sell the products. Spending on new product development also increased from 2001. We estimate that R&D costs will continue in 2003 at approximately the same percentage of net sales as in 2002. However R&D costs could differ from those estimates and the R&D may not be completed as expected.

         We expect to launch an infusion device using Punctur-Guard technology in the second quarter of 2003. These devices will be used for short-term drug administration therapy.

         We plan to launch, in limited markets, a new I.V. connector currently under development. We expect to apply in the second half of 2003 to the FDA under Section 510(k) of the FDC Act for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that we will launch this new product, or that it will achieve sales if and when we commence marketing it.

         The operating margin increased to 34% in 2002, compared to 32% in 2001, principally because operating expenses decreased as a percentage of net sales.

         Investment income decreased by $556,000 in 2002, notwithstanding an increase in the investment portfolio, because of the effect of continuing declines in interest rates since the beginning of 2001.

         Our effective income tax rate in 2002 was 37%, up from 36% in 2001 principally because state tax credits were lower in 2002 than in 2001 and tax exempt investment income declined as a percentage of taxable income. We expect our effective tax rate in 2003 to be approximately the same as the 2002 rate.

         Net income in 2002 increased 28% from 2001 principally because the gross profit increased 28%, but operating expenses increased only 19%. This resulted in a 36% increase in operating margin that was partially offset by the decline in investment income and the increase in the effective income tax rate. Net income per share (diluted) increased $0.22, or 21%. The percentage increase in earnings per share was less than that for net income because there were more shares outstanding.

COMPARISON OF 2001 TO 2000

         In 2001, we had net revenue of $69,055,000 that was $12,864,000, or 23%, higher than the net revenue of $56,191,000 reported in 2000. The increase was primarily attributable to the increase in sales of CLAVE products, including custom CLAVE I.V. systems.

         Net sales to Abbott were $36,793,000 in 2001, compared to $26,956,000 in 2000. CLAVE sales increased to $32,282,000 from $21,337,000 because of an increase in unit volume somewhat offset by lower average selling prices. Sales under the SetSource program approximated $1,200,000 for the year; they increased monthly and exceeded $250,000 for the month of December 2001. Net sales of the CLC2000 and Rhino declined as Abbott balanced its inventory position. Sales of custom CLAVE I.V. sets declined as production of several high-volume sets was transferred to Abbott.

         Net revenue from B.Braun, including revenue sharing, amounted to $12,872,000 in 2001, compared to $14,610,000 in 2000. The decrease was principally because of a decrease in CLAVE sales. Unit sales of CLAVE products to B.Braun increased, but a decrease in average selling prices, in part because of a decrease in prices and in part because of a change in the product mix to lower priced products, more than offset the effect of higher unit volume. Sales of the McGaw Protected Needle increased in 2001 from 2000 and SafeLine revenue sharing payments in 2001 decreased from 2000.

         Net sales to independent domestic distributors increased approximately 6% to $12,748,000 in 2001 from $11,980,000 in 2000. The increase was due principally to a 35% increase in custom I.V. systems partially offset by a 16% decrease in CLAVE product sales because of lower unit volume. The increase in sales of custom I.V. systems was attributable to an increase in unit volume; approximately one-third of the increase was from increased sales of custom I.V. systems incorporating the 1o2 Valve. The decrease in CLAVE product sales was because of lower unit volume. We believe the decline in sales of CLAVE products is principally because of acquisition of market share by Abbott and B.Braun.

         Total sales to international distributors (excluding Canada) were $5,384,000 in 2001, as compared with $2,437,000 in 2000. Approximately 30% of international sales in 2001 were to distributors selling in Western Europe, approximately 30% in South Africa, approximately 25% in the Pacific Rim and approximately 15% in Latin America.

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

         SG&A costs increased by $2,514,000, or 18%, to $16,816,000 in 2000, compared to $14,302,000 in 2000. SG&A costs were 24% of net sales in 2001 compared to 25% in 2000. Spending increased for litigation and administrative costs. Sales and marketing costs increased, but decreased as a percentage of sales.

         R&D costs decreased in 2001 by $292,000 to $1,188,000, or 2% of net sales, as compared to $1,480,000, or 3% of net sales in 2000. Spending on new product development including development of automated production machinery in 2001 was lower than in 2000, as was spending on clinical evaluations of the CLC2000. Costs of software development to support manufacturing and distribution of custom I.V. systems increased in 2001.

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

         Net income in 2001 increased 31% from 2000 principally because the gross profit increased 24%, but operating expenses increased only 14%. Net income per share (diluted) increased $0.19, or 22%. The percentage increase in earnings per share was less than that for net income, because there were more shares outstanding and there were more dilutive shares as a result of the higher market price of our common stock.


LIQUIDITY AND CAPITAL RESOURCES

         During 2002, working capital increased approximately $22,828,000 to $102,564,000 from $79,736,000. Our cash and cash equivalents and liquid investment securities increased by $15,438,000 to $88,465,000 from $73,027,000. That increase was due primarily to $17,905,000 of cash flows from operating activities (excluding tax benefits from exercise of stock options) and $18,911,000 from exercise of stock options (including tax benefits), partially offset by $11,894,000 used to purchase property and equipment and $9,484,000 used to acquire Bio-Plexus (net of cash acquired).

         During 2001, working capital increased approximately $22,018,000 to $79,736,000 from $57,718,000. Our cash and cash equivalents and liquid investment securities increased by $22,241,000 to $73,027,000 from $50,786,000. That increase was due primarily to $20,565,000 of cash flows from operating activities (excluding tax benefits from exercise of stock options) and $7,910,000 from exercise of stock options (including tax benefits), partially offset by $6,234,000 used to purchase property and equipment.

         Capital expenditures increased in 2002 principally for investment in molding machines, molds and automated assembly machines, as well as recurring facilities improvements and acquisition of computer equipment and software. We are also acquiring sterilization equipment to support our assembly facility in Mexico, and expanding that facility. We also replaced our enterprise software with Oracle Corporation's R11i business suite at a cost of over $1.5 million (excluding amounts charged to expense); we expect that it will substantially enhance our business and information processes.

         Capital expenditures increased in 2001 principally for investment in molding machines, molds and automated assembly machines, as well as recurring facilities improvements and acquisition of computer equipment and software.

         We currently estimate that capital expenditures for 2003 will be approximately $12 million. We expect that $4 million will be spent on completion of the $7.2 million expansion in Mexico, including an electron-beam sterilizer, $6.8 million on molds, molding equipment and automated assembly equipment, and $1.2 million on computers and software. Of those amounts, approximately $6 million was committed under contracts at December 31, 2002, and we expect to commit the balance in 2003. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

         We are currently evaluating the design and capacity of our manufacturing facilities. We estimate that our current facilities and additions in progress will be adequate through 2003, but that production after 2003 will require additional clean room facilities for molding and automated assembly. We expect to decide later in the year how to meet the need for additional facilities and the location of additional clean room facilities for molding and automated assembly.

         In 2002 we acquired Bio-Plexus and paid for it from our existing working capital. We may acquire other businesses or product lines in the future.

         We expect that sales of our products will continue to grow in 2003. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, we expect the use of working capital to fund our operations to continue to increase.

         Accounts receivable increased from $13,062,000 at December 31, 2001 to $16,633,000 at December 31, 2002, or 27%, approximately the same percentage as the increase in net revenue. Inventories increased from $1,594,000 at December 31, 2001 to $5,749,000 at December 31, 2002, an increase of $4,155,000, and far greater than our increase in net sales. Inventory at Bio-Plexus acquired in 2002, was $1,107,000 at December 31, 2002. Of the remaining $3,048,000 increase, approximately half was in finished goods, mostly because of the shipments that were deferred from December 2002 to early 2003. The other half was in raw materials as we increased the amount of components in stock to avoid lack of components needed to meet production schedules, mostly because a number of suppliers showed an inability to reliably meet the demands of our increased volume.

         In February 2003, we purchased 56,000 shares of our common stock for $1.7 million, and in March 2003, we purchased an additional 262,300 shares for $6.9 million. Until those purchases, we had not purchased treasury stock since October 1999, except for a small amount in March 2000. We may purchase additional shares in the future. However, future acquisitions, if any, will depend on market conditions and other factors.

         We have a large cash and liquid investment position generated from profitable operations and stock sales, principally from the exercise of employee stock options. We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and potentially to take advantage of acquisition opportunities that may arise. Our primary investment goal is capital preservation, so, as further described in Item 7A. Quantitative and Qualitative Disclosures about Market Risk, our liquid investments have very little credit risk or market risk.

         We believe that our existing working capital, supplemented by income from operations, will be sufficient to fund our capital expenditures and increased working capital requirements for the foreseeable future.


FORWARD LOOKING STATEMENTS

         Various portions of this Annual Report, including Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are "forward looking statements," and we identify them by using words such as "believes," "expects," "anticipates," "estimates,"

"intends," "plans," "will," "continuing," "could," and similar expressions and by statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

         o future operating results and various elements of operating results, including sales and unit volumes of products, future increases in sales of custom I.V. systems, future license, royalty and revenue share income, production costs, gross margins, SG&A, and R&D expense and income taxes;
         o factors affecting operating results, such as shipments to specific customers, product mix, selling prices, warranty claims, rebates, returns, the market shift to needleless products, declines in sales of certain products, impact of safety legislation, achievement of business expansion goals, development of innovative systems capabilities, introduction and sales of new products, manufacturing efficiencies, labor costs, unit production costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, expansion of markets and establishment of production facilities outside North America, business seasonality and customer ordering patterns;
         o new or extended contracts with manufacturers and buying organizations, and dependence on a small number of customers, effect of termination of B.Braun CLAVE agreement;
         o regulatory approvals, assertion of patent rights, and outcome of litigation;
         o competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and
         o working capital requirements, changes in accounts receivable and inventories, capital expenditures, acquisitions of other businesses or product lines and common stock repurchases.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all "investment grade" and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities from between seven and forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




















              [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

INDEPENDENT AUDITORS' REPORT
----------------------------


Board of Directors and Stockholders
ICU Medical, Inc.

We have audited the accompanying consolidated balance sheet of ICU Medical, Inc. (the "Company"), Delaware corporation, and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for 2002 listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of ICU Medical, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements (prior to adjustment for a three-for-two stock split described in Note 1) and stated that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein in their reports dated January 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ICU Medical, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of ICU Medical, Inc. as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been adjusted to reflect a three-for-two stock split that was effected on March 15, 2002, and have been revised to include certain disclosures required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which disclosure provisions were adopted by the Company on December 31, 2002. We audited the adjustments described in Note 1 that were applied to revise the 2001 and 2000 consolidated financial statements. Our audit procedures with respect to the pro forma disclosures in Note 1 pertaining to 2001 and 2000 included agreeing the previously reported net income and pro forma net income amounts to previously issued financial statements and the adjustment to reported net income representing total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects, to the Company's underlying records obtained from management. In our opinion, such adjustments and disclosures are appropriate and such adjustments have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP

Costa Mesa, California
February 3, 2003

The following report of Arthur Andersen LLP ("Andersen") is a copy of the original report dated January 29, 2002, rendered on the 2001 and 2000 consolidated financial statements. The SEC has provided regulatory relief designed to allow public companies to dispense with the requirements to file a reissued report and consent of Andersen in certain circumstances. After reasonable efforts, we have not been able to obtain a reissued report or consent from Andersen.

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



/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP

Orange County, California
January 29, 2002


                                 ICU MEDICAL, INC. AND SUBSIDIARIES
                                 ----------------------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------

                                               ASSETS
                                               ------

                                                                      December 31,
                                                           ----------------------------------
                                                                2002                2001
                                                           --------------      --------------
CURRENT ASSETS:
       Cash and cash equivalents                           $   4,165,000       $   3,901,000
       Liquid investments                                     84,300,000          69,126,000
                                                           --------------      --------------
             Cash and liquid investments                      88,465,000          73,027,000
       Accounts receivable, net of
             allowance for doubtful accounts
             of $665,000 in 2002 and $581,000 in 2001         16,633,000          13,062,000
       Inventories                                             5,749,000           1,594,000
       Prepaid expenses and other current assets               1,652,000             605,000
       Deferred income taxes - current portion                 1,710,000           2,113,000
                                                           --------------      --------------
                Total current assets                         114,209,000          90,401,000
                                                           --------------      --------------
PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                    15,197,000          13,584,000
  Machinery and equipment                                     19,142,000          15,663,000
  Furniture and fixtures                                       5,343,000           3,568,000
  Molds                                                        9,534,000           8,566,000
  Construction in process                                      9,742,000           3,566,000
                                                           --------------      --------------
                                                              58,958,000          44,947,000
  Less--Accumulated depreciation                             (24,350,000)        (19,825,000)
                                                           --------------      --------------
                                                              34,608,000          25,122,000
                                                           --------------      --------------
DEFERRED INCOME TAXES - non current portion                    4,313,000             963,000
OTHER ASSETS, principally intangibles - net                    3,902,000             856,000
                                                           --------------      --------------
                                                           $ 157,032,000       $ 117,342,000
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


                                 ICU MEDICAL, INC. AND SUBSIDIARIES
                                 ----------------------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

                                                                           December 31,
                                                                ---------------------------------
                                                                     2002               2001
                                                                --------------     --------------
CURRENT LIABILITIES:
     Accounts payable                                           $   5,046,000      $   2,401,000
     Accrued liabilities                                            6,599,000          8,264,000
                                                                --------------     --------------
                Total current liabilities                          11,645,000         10,665,000
                                                                --------------     --------------




COMMITMENTS AND CONTINGENCIES




STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized--500,000 shares;
        Issued and outstanding--none                                       --                 --
     Common stock, $0.10 par value-
        Authorized--80,000,000 shares;
        Issued -- 14,087,026 and 13,300,743 shares in 2002          1,409,000            887,000
        and 2001, respectively
     Additional paid-in capital                                    63,284,000         45,765,000
     Treasury stock, at cost -- 174,688 shares in 2001                     --           (987,000)
     Retained earnings                                             80,694,000         61,012,000
                                                                --------------     --------------
                Total stockholders' equity                        145,387,000        106,677,000
                                                                --------------     --------------
                                                                $ 157,032,000      $ 117,342,000
                                                                ==============     ==============

          The accompanying notes are an integral part of these consolidated financial statements.


                                ICU MEDICAL, INC. AND SUBSIDIARIES
                                ----------------------------------

                                  CONSOLIDATED STATEMENTS OF INCOME
                                  ---------------------------------


                                                     For the years ended December 31,
                                              ----------------------------------------------

                                                  2002             2001             2000
                                              ------------     ------------     ------------
REVENUES:
     Net sales                                $84,218,000      $69,055,000      $56,191,000
     Other                                      3,589,000               --               --
                                              ------------     ------------     ------------
TOTAL REVENUE                                 $87,807,000      $69,055,000      $56,191,000
COST OF GOODS SOLD                             36,464,000       28,932,000       23,787,000
                                              ------------     ------------     ------------
        Gross profit                           51,343,000       40,123,000       32,404,000
                                              ------------     ------------     ------------

OPERATING EXPENSES:
     Selling, general and administrative       19,871,000       16,816,000       14,302,000
     Research and development                   1,472,000        1,188,000        1,480,000
                                              ------------     ------------     ------------
        Total operating expenses               21,343,000       18,004,000       15,782,000
                                              ------------     ------------     ------------
        Income from operations                 30,000,000       22,119,000       16,622,000

INVESTMENT INCOME                               1,432,000        1,988,000        2,096,000
                                              ------------     ------------     ------------
        Income before income taxes             31,432,000       24,107,000       18,718,000

PROVISION FOR INCOME TAXES                     11,750,000        8,720,000        6,930,000
                                              ------------     ------------     ------------
NET INCOME                                    $19,682,000      $15,387,000      $11,788,000
                                              ============     ============     ============

NET INCOME PER COMMON SHARE
        Basic                                 $      1.43      $      1.20      $      0.94
        Diluted                               $      1.28      $      1.06      $      0.87
                                              ============     ============     ============
     Weighted average number of shares
        Basic                                  13,792,760       12,840,556       12,495,103
        Diluted                                15,352,419       14,454,087       13,588,279
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


                                           ICU MEDICAL, INC. AND SUBSIDIARIES
                                           ----------------------------------

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     -----------------------------------------------


                                               Common Stock
                                     ------------------------------
                                         Number                       Additional
                                        of Shares                       Paid-In       Treasury        Retained
                                       Outstanding       Amount        Capital          Stock          Earnings        Total
                                     --------------  -------------- --------------  --------------  -------------- -------------
BALANCE, December 31, 1999              12,153,059   $     887,000  $  40,843,000   ($  7,153,000)  $  33,437,000  $  68,014,000

    Acquire shares for treasury             (9,000)             --             --        (119,000)             --       (119,000)
    Exercise of stock options and
       related income tax benefits,
       and other                           447,285              --        859,000       2,453,000         385,000      3,697,000
    Net income                                  --              --             --              --      11,788,000     11,788,000
                                     --------------  -------------- --------------  --------------  -------------- -------------
BALANCE, December 31, 2000              12,591,344         887,000     41,702,000      (4,819,000)     45,610,000     83,380,000

    Exercise of stock options and
       related income tax benefits,
       and other                           534,711              --      4,063,000       3,832,000          15,000      7,910,000
    Net income                                  --              --             --              --      15,387,000     15,387,000
                                     --------------  -------------- --------------  --------------  -------------- -------------
BALANCE, December 31, 2001              13,126,055         887,000     45,765,000        (987,000)     61,012,000    106,677,000

    Exercise of stock options and
       related income tax benefits,
       and other                           962,193          79,000     18,023,000         987,000              --     19,089,000
    Stock split                             (1,221)        443,000       (504,000)             --              --        (61,000)
    Net income                                  --              --             --              --      19,682,000     19,682,000
                                     --------------  -------------- --------------  --------------  -------------- -------------

BALANCE, December 31, 2002              14,087,026   $   1,409,000  $  63,284,000   $          --   $  80,694,000  $ 145,387,000
                                     ==============  ============== ==============  ==============  ============== ==============

                     The accompanying notes are an integral part of these consolidated financial statements.


                                 ICU MEDICAL, INC. AND SUBSIDIARIES
                                 ----------------------------------

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------

                                                              For the years ended December 31,
                                                        -------------------------------------------

                                                            2002            2001          2000
                                                        -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 19,682,000   $ 15,387,000   $ 11,788,000
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                         5,288,000      5,034,000      4,612,000
     Deferred income taxes, non-current                      528,000        (74,000)       (83,000)
     (Increase) decrease, net of acquisition, in:
        Accounts receivable                               (3,188,000)      (637,000)    (5,409,000)
        Inventories                                       (2,869,000)      (159,000)       621,000
        Prepaid expenses and other assets                   (831,000)      (208,000)       (94,000)
     Increase (decrease), net of acquisition, in:
        Accounts payable                                   2,283,000        714,000        722,000
        Accrued liabilities                               (3,176,000)       471,000      1,408,000
        Deferred income taxes, current                       188,000         37,000       (805,000)
                                                        -------------  -------------  -------------
                                                          17,905,000     20,565,000     12,760,000
        Tax benefits from exercise of stock options       10,192,000      3,764,000        702,000
                                                        -------------  -------------  -------------
     Net cash provided by operating activities            28,097,000     24,329,000     13,462,000
                                                        -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                 (11,894,000)    (6,234,000)    (3,994,000)
     Purchase of Bio-Plexus, Inc. net of cash acquired    (9,484,000)            --             --
     Net change in liquid investments                    (15,174,000)   (20,285,000)   (12,300,000)
                                                        -------------  -------------  -------------
     Net cash (used in) investing activities             (36,552,000)   (26,519,000)   (16,294,000)
                                                        -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and other     8,719,000      4,146,000      2,995,000
     Purchase of treasury stock                                   --             --       (119,000)
                                                        -------------  -------------  -------------
     Net cash provided by financing activities             8,719,000      4,146,000      2,876,000
                                                        -------------  -------------  -------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                        264,000      1,956,000         44,000

CASH AND CASH EQUIVALENTS, beginning of year               3,901,000      1,945,000      1,901,000
                                                        -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, end of year                  $  4,165,000   $  3,901,000   $  1,945,000
                                                        =============  =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
        Cash paid during the year for income taxes      $  1,145,000   $  5,685,000   $  6,706,000
                                                        =============  =============  =============


           The accompanying notes are an integral part of these consolidated financial statements.

                       ICU MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       General
         -------

         ICU Medical, Inc. (the "Company" - a Delaware corporation) operates principally in one business segment engaged in the development and marketing of disposable medical devices designed to protect healthcare workers and patients from the spread of infectious diseases. The Company's devices are sold principally to distributors and medical product manufacturers throughout the United States. All subsidiaries are wholly owned and are included in the consolidated financial statements. All intercompany balances and transactions have been eliminated.

         All share and per share data for periods prior to 2002 have been adjusted for a three-for-two stock split effected March 15, 2002 in the form of a stock dividend.

b.       Inventories
         -----------

         Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of medical devices.

         Inventories at December 31, consist of the following:

                                                2002                 2001
                                            ------------         ------------
         Raw materials                      $ 3,302,000          $ 1,290,000
         Work in process                        534,000              179,000
         Finished goods                       1,913,000              125,000
                                            ------------         ------------
                                            $ 5,749,000          $ 1,594,000
                                            ============         ============

c.       Property and Equipment
         ----------------------

         The Company uses the straight-line method for depreciating property and equipment over their estimated useful lives. Estimated useful lives are:

         Buildings                          15 - 30 years
         Building improvements              15 years
         Machinery and equipment            2 - 10 years
         Furniture, fixtures and molds      2 - 5  years

         The Company follows the policy of capitalizing expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred. The costs and related accumulated depreciation applicable to property and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of income.

d.       Intangible Assets
         -----------------

         Intangible assets are included in other assets in the accompanying consolidated balance sheets. At December 31, 2001, they consisted of patents and licenses, which had a net book value of $348,000, net of accumulated amortization of $671,000, and they were being amortized using the straight-line method over 10 years, which was the estimated useful life of the patent or license.

         Additions to intangible assets in 2002 were $3,293,000, principally from the acquisition of Bio-Plexus; see Note 2.

         At December 31, 2002, intangible assets had a net book value of $3,352,000, net of amortization of $803,000 and consisted of the following:

                                    Amortization                        Accumulated
                                   Life in Years       Cost             Amortization            Net
                                   -------------    -----------         -----------        -----------
        Patents and licenses           10           $2,452,000          $  755,000         $1,697,000
        Royalty agreements              6            1,497,000              42,000          1,455,000
        Other                        5 to 10           206,000               6,000            200,000
                                                    -----------         -----------        -----------
        Total                                       $4,155,000          $  803,000         $3,352,000
                                                    ===========         ===========        ===========

         Amortization expense in 2002 was $188,000. Estimated annual amortization for each of the next five years is $530,000.

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

h.       Investment Securities
         ---------------------

         The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." That statement requires that securities classified as available for sale be carried at their fair values and changes in the securities fair values be recorded, net of income tax effect, as a separate component of stockholders' equity. Debt securities that the Company would intend to hold to maturity would be carried at amortized cost reduced only for other than temporary impairment in values; the Company has no debt securities that it intends to hold to maturity.

i.       Income Taxes
         ------------

         The Company accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes" using the asset and liability approach. Under this approach, deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in tax laws. A valuation allowance is established if it is "more likely than not" that all or a portion of the deferred tax assets will not be realized.

j.       Revenue Recognition
         -------------------

         Most of the Company's product sales are FOB shipping point and ownership of the product transfers to the customer on shipment by the Company. Certain other product sales are FOB destination and ownership of the product transfers to the customer at destination. The Company records sales and related costs when ownership of the product transfers to the customer. Most of the Company's customers are distributors or medical product manufacturers, although there are some sales to end-users. The Company's only post-sale obligations are warranty and certain rebates. Customers, with certain rare exceptions, do not retain any right of return and there is no price protection with respect to unsold product.

         The Company warrants products against defects and has a policy permitting the return of defective products. The Company provides a reserve for warranty returns as an expense; total warranty expense for 2002 was insignificant. The Company accrues rebates based on contractual commitments and on historical experience as a reduction in revenue at the time of sale; amounts have not been significant.

         Shipping charges billed to customers are included in product sales since the fourth quarter of 2002. They are insignificant.

         Other revenue consists of license, royalty and revenue sharing payments. Payments expected to be received are estimated and recorded in the period earned, and adjusted to actual amounts when reports are received from payers; if there is insufficient data to make such estimates, payments are not recorded until reported by the payers.

k.       Post-retirement and Post-employment Benefits
         --------------------------------------------

         The Company does not provide post-retirement or post-employment benefits to employees. The Company maintains a Section 401(k) retirement plan for employees. Company contributions to that plan in 2002 were approximately $104,000.

l.       Stock Options
         -------------

         The Company accounts for its stock options granted to employees and directors under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," and does not recognize compensation expense because the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that Statement. The fair value for options granted in 2002, 2001, and 2000 was estimated as of the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating fair value of fully transferable traded options with no vesting restrictions, and, similar to other option valuation models, requires use of highly subjective assumptions, including expected stock price volatility. The characteristics of the Company's stock options differ substantially from those of traded stock options, and changes in the subjective assumptions can materially affect estimated fair values; therefore, in Management's opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following information is provided pursuant to SFAS No. 123, as amended. The pro forma adjustment reflects stock-based compensation cost calculated under the fair value method, net of related tax effects, calculated pursuant to SFAS No. 123.

                                                        2002              2001             2000
                                                    ------------      ------------     ------------
         Net Income, as reported..........          $19,682,000       $15,387,000      $11,788,000
         Pro forma adjustment.............          $ 6,271,000       $ 3,970,000      $ 2,307,000
                                                    ------------      ------------     ------------
         Net Income, pro forma............          $13,411,000       $11,417,000      $ 9,481,000
                                                    ============      ============     ============

         Net Income per share.............
                       Basic, as reported                 $1.43             $1.20            $0.94
                       Diluted, as reported               $1.28             $1.06            $0.87

                       Basic, pro forma                   $1.00             $0.92            $0.80
                       Diluted, pro forma                 $0.89             $0.81            $0.74

m.       Impairment or Disposal of Long-Lived Assets
         -------------------------------------------

         The Company would account for any impairment or disposal of long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This SFAS, which requires a periodic review of long-lived assets for indicators of impairment, was first effective for the year ended December 31, 2002, and had no effect on the Company's consolidated financial statements.

n.       Accounting Estimates
         --------------------

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


2.       ACQUISITION

         On October 31, 2002, the Company acquired for cash 84% of the common stock of Bio-Plexus, Inc. ("Bio-Plexus") and notes payable by Bio-Plexus of $2,500,000, and in a series of transactions through November 13, 2002 acquired the remaining minority interest for cash and brought its ownership to 100%. Bio-Plexus is engaged in the design, development, manufacture, sale and licensing of medical products designed to prevent infection of healthcare workers through accidental needlesticks. Bio-Plexus's principal products are blood collection needles, under the Punctur-Guard name, that are designed to eliminate exposure to sharp, contaminated needles. These products are an extension of the needlesafe products the Company already sells.

         The acquisition was accounted for as a purchase, and Bio-Plexus is included in the Company's consolidated financial statements since October 31, 2002. The acquisition cost, net of cash acquired, was $9,484,000, consisting of the following:

              Cash paid for stock and notes                  $10,144,000
              Transaction fees and expenses                      708,000
              Less:  Cash acquired                            (2,109,000)
                                                             ------------
              Total acquisition cost                         $ 8,743,000
                                                             ============

         The acquisition cost was allocated to the net tangible and intangible assets acquired, based on estimated fair values at date of purchase, as follows:

              Accounts receivable                             $  383,000
              Inventory                                        1,286,000
              Other current assets                               382,000
              Property and equipment                           2,711,000
              Patents and royalty rights, and other            3,057,000
              Deferred taxes                                   3,538,000
              Severance payments and other costs                (741,000)
              Current liabilities                             (1,873,000)
                                                              -----------
              Total                                           $8,743,000
                                                              ===========

         Property and equipment valuation is based on the estimated value of the land, building and improvements if sold ($1,605,000), and the depreciated replacement cost of automated assembly machines, molds and other equipment that the Company expects to use in the future ($1,106,000). Depreciable lives are thirty years for the building and improvements and two to three years for equipment. Patents and royalty rights valuations are based on the present value of the incremental cash flows which the Company estimates it will realize over the estimated duration of the patents ($1,354,000) and royalty agreements ($1,497,000). Other intangibles are customer contracts and trademarks. Amortization lives are ten years for patents and six years for royalty agreements; the overall weighted average amortization period is 7.2 years. All depreciation and amortization is provided on the straight-line method. The allocations reflect a reduction for a "bargain purchase" credit for the excess of the estimated values over the acquisition cost.

         Deferred taxes arise principally from certain expenses of Bio-Plexus incurred before the acquisition which are capitalized for tax purposes but expensed for financial reporting purposes, the future benefit of a portion of Bio-Plexus's net operating loss carryforwards, and the tax basis in excess of the allocated acquisition cost of tangible assets acquired, partially offset by the excess of the acquisition cost of intangible assets over their tax basis.

         The Company is still formulating certain aspects of its plan to integrate the operations of Bio-Plexus with its own. Costs accrued to date reflect a significant reduction in sales and administrative staff, but a continuation of manufacturing activities at the Bio-Plexus facility in Connecticut. To date, all but approximately $200,000 of severance payments and other costs have been incurred, and if these amounts are not incurred, the acquisition cost will be adjusted. If additional costs are identified in a final formulation of the integration plan within one year of the acquisition, such costs will be accounted for as an adjustment of the acquisition cost; any identified after one year will be recorded in the income statement.

         Unaudited pro forma combined results of operations of the Company and Bio-Plexus for the past two years, assuming the acquisition occurred on January 1, 2001, are:

                                                2002                  2001
                                            ------------          ------------
         Net revenues                       $94,534,000           $75,426,000
         Net income                          20,002,000            14,387,000
         Net income per share - diluted     $      1.30           $      1.00

         Pro forma adjustments have been made to eliminate operating and financing costs not being incurred by Bio-Plexus since the acquisition, to adjust for differences in depreciation and amortization, and to account for the Company's cost of capital used for the acquisition, all net of income tax effects. This information does not reflect the actual results that would have occurred nor is it necessarily indicative of the future operations of the combined enterprise.

3.       LIQUID INVESTMENTS

         The Company's liquid investments, all of which are marketable securities and are considered "available for sale," consist principally of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities that reset dividend or interest rates at auction, principally from between seven and forty-nine day intervals. They are carried at cost, which closely approximates both fair value and par value throughout the period they are held. They are readily saleable at par at auction dates, and can normally be sold at par between auction dates. All securities are "investment grade' and there have been no gains or losses on their disposal. Balances consist of:

                                                       2002            2001
                                                   ------------    ------------
           Corporate preferred stocks              $31,500,000     $12,400,000
           Federal tax-exempt debt securities       52,800,000      55,635,000
           Certificate of deposit                            -       1,091,000
                                                   ------------    ------------
                                                   $84,300,000     $69,126,000
                                                   ============    ============

         The scheduled maturities of the debt securities are: 2003 $2,600,000; 2004-2007 $4,000,000; 2008-2012 $100,000; and after 2012 $46,100,000.

         Investment income, including interest on certificates of deposit and money market funds, consisted of:

                                       2002             2001            2000
                                    -----------     -----------     -----------
           Corporate dividends      $  432,000      $  527,000      $  835,000
           Tax-exempt interest         874,000       1,330,000         993,000
           Other interest              126,000         131,000         268,000
                                    -----------     -----------     -----------
                                    $1,432,000      $1,988,000      $2,096,000
                                    ===========     ===========     ===========


4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                       2002             2001
                                                    -----------     -----------
           Accrued incentive compensation           $1,978,000      $2,353,000
           Taxes payable                             1,513,000       1,939,000
           Other accruals                            3,108,000       3,972,000
                                                    -----------     -----------
                                                    $6,599,000      $8,264,000
                                                    ==========      ==========


5.       COMMON STOCK AND COMMON STOCK OPTIONS GRANTED

         In 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan"). In 1996, the 1993 Plan was amended to increase the number of shares reserved for issuance to employees from 1,912,500 to 4,912,500, and in 1999 it was again amended to increase the number of shares reserved for issuance to employees to 7,162,500. Options granted under the 1993 Plan expire eleven years from issuance and all options issued through early 2000 are time-accelerated options which vest upon the earlier of the Company attaining specific operating performance levels or ten years from the date of grant. Almost all options issued after early 2000 vest in equal amounts on the first, second and third anniversary of their issuance ("time vested"). The 1993 Plan includes conditions whereby options not vested are canceled if employment is terminated. All options have been granted at the fair market value of the Company's stock on the date of grant. Upon exercise of options, the Company is generally entitled to a tax deduction for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise.

         In May 2002, stockholders approved the 2001 Directors' Stock Option Plan (the "Directors' Plan"), which had been adopted in November 2001. There are 750,000 shares reserved for issuance under the Directors' Plan. Options to purchase 1,875 shares of Common Stock are granted quarterly to non-employee Directors (of which there are currently six) at fair market value of the Common Stock at the date of grant. The options become exercisable six months after the grant date and expire eleven years after the grant date. Options not vested terminate if directorship is terminated. Options to purchase 101,250 shares of Common Stock were issued upon stockholder approval of the Directors' Plan; they included 11,250 granted subject to stockholder approval in November 2001 for which a compensation charge of $117,000 was recorded for the increase in the fair market value of the Common Stock from the grant date to the date of stockholder approval. An additional 22,500 options were granted later in 2002.

         Upon approval of the Directors' Plan by the stockholders, the existing Directors' Stock Award Plan, under which each non-employee Director was awarded 1,500 shares of Common Stock annually, was terminated and the award payable on the date of the 2002 annual meeting was not made.

         In 2002, the Company adopted the 2002 Employee Stock Purchase Plan (the "ESPP") under which certain employees may purchase up to $25,000 annually of Common Stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of Common Stock reserved for issuance under the ESPP, which number is subject to annual increase; the Board of Directors determined that the annual increase due January 1, 2003 would not take place. The ESPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. Employees enrolled to purchase approximately 6,700 shares of Common Stock in the initial offering period, which ended on February 14, 2003.

         There are 4,113,801 options outstanding at December 31, 2002 of which 3,990,051 were issued under the 1993 Plan and 123,750 were issued under the Directors' Plan. 2,869,651 of the outstanding options are vested. Of the 1,244,150 unvested options, 204,486 options are time accelerated options issued from 1997 to 2002 and the remaining 1,039,664 are time vested options granted from 2000 to 2002 with vesting dates from 2003 to 2005. All options expire eleven years after issuance. Options outstanding at December 31, 2002 were issued as follows:

                                                          Exercise Price
                                              ---------------------------------
              Year of
              Grant           Shares            Weighted Range          Average
             -------        ----------          --------------         ---------

                1993               300        $7.75  -      $7.75        $7.75
                1994             6,250         5.54  -       5.54         5.54
                1996           391,762         5.33  -      10.25         9.76
                1997           590,115         5.67  -       7.29         6.33
                1998         1,156,177         8.04  -      10.63         8.18
                1999           287,495        10.10  -      14.29        10.84
                2000           489,691         9.58  -      18.97        15.14
                2001           498,361        17.00  -      29.16        23.38
                2002           693,650        26.51  -      40.62        33.84

         All options granted before 1997, and in 1998 and 1999 are vested. Of the options granted in 1997, 423,129 options with a weighted average exercise price of $5.94 are vested. Of the options granted in 2000, 2001 and 2002, the number vested and average exercise prices are 308,081 at $15.41; 162,386 at $23.35; and 106,500 at $37.81, respectively.

         Dilutive stock options account for the difference in the number of shares used to calculate basic and diluted net income per share and were 1,559,659 in 2002, 1,613,531 in 2001, and 1,093,176 in 2000. The average number of options that are anti-dilutive because their average exercise price exceeded the average market price of the Company's common stock approximated 130,000, 30,000, and 150,000 in 2002, 2001, and 2000, respectively. At December 31, 2002,
3,973,551 outstanding options had exercise prices less than the market price of the Company's common stock and 140,250 had exercise prices greater than the market price of the Company's common stock.

         A summary of the Company's stock option activity is as follows:

                                                                                Exercise Price
                                                                  --------------------------------------------
                                                                                                      Weighted
                                                        Shares               Range                    Average
                                                      ----------  ----------------------------      ----------
Outstanding at December 31, 1999                      4,295,052    $    5.08       -  $  14.29       $    7.94

     Granted                                            658,314         9.59       -     18.97           14.65
     Exercised                                          439,785         5.08       -     12.21            6.48
     Forfeited                                           27,000         9.00       -     17.56           13.23
                                                      ----------   ----------         ---------      ----------

Outstanding at December 31, 2000                      4,486,581         5.08       -     18.97            9.03

     Granted                                            548,565        17.00       -     29.17           23.23
     Exercised                                          526,960         5.08       -     18.00            7.51
     Forfeited                                          119,588         7.29       -     25.42            9.09
                                                      ----------   ----------         ---------      ----------

Outstanding at December 31, 2001                      4,388,598         5.08       -                     10.95

     Granted                                            707,150        26.51       -     40.62           33.83
     Exercised                                          962,193         5.33       -     32.48            9.13
     Forfeited                                           19,754        12.17       -     29.89           19.72
                                                      ----------   ----------         ---------      ----------

Outstanding at December 31, 2002                      4,113,801    $   5.08       -   $  40.62       $   10.95
                                                      ==========   ==========         =========      ==========

Exercisable at December 31:

     2000                                             2,284,610    $    5.08       -  $  12.21       $    7.83
     2001                                             3,200,997         5.08       -     18.98            8.81
     2002                                             2,869,651         5.08       -     39.25           11.09

Available for grant at December 31, 2002                448,881
                                                      =========

         In 2000, two of the Company's wholly owned subsidiaries, Budget Medical Products, Inc. and SetFinder, Inc., adopted stock option plans. In 2002, non-Director employees of the subsidiaries exchanged the options to acquire stock of the subsidiaries, which options were estimated to have an exercise price no less than the fair value of the subsidiaries' stock, for options to buy the Company's Common Stock at fair market value on the exchange date. In January 2003, the remaining option holders, consisting solely of the Company's Directors, agreed to surrender their options for no consideration, and the stock option plans of the subsidiaries were terminated.

         The following information relates to the pro forma earnings information presented pursuant to SFAS No. 123, as amended. For options under the Company's 1993 Plan and the Directors' Plan (in 2002), the following weighted-average assumptions in the respective years were used: risk-free interest rate of 4.1, 4.9, and 6.1 percent, respectively; expected option life of 4.9, 6.2, and 7.4 years, respectively; expected volatility of 52, 50, and 54 percent, respectively; and no dividends. The weighted average fair value of stock options granted under the 1993 Plan and Directors' Plan in 2002, 2001, and 2000 was $16.80 per share, $12.49 per share, and $8.91 per share, respectively. The total estimated fair value is amortized to expense over the vesting period. The weighted average number of common shares used in calculating pro forma net income per share is as follows: 2002 basic 13,452,000, diluted 15,012,000; 2001 basic 12,430,000, diluted 14,043,000; and, 2000 basic 11,794,000, diluted
12,888,000.

         The fair value of the options of the subsidiaries was estimated using the same methodology as for grants by the Company; substantially all options were granted in 2000, when assumptions were a 6.8 percent risk free interest rate, option life of 6.9 years, and expected volatility of 53 percent. Volatility was estimated using the Company's volatility since there is no market for the subsidiaries' shares. The effect of the pro forma amortization of the value of the subsidiaries' options on pro forma income was a net reduction of approximately $75,000 in 2002, $400,000 in 2001, and $758,000 in 2000.


6.       STOCKHOLDER RIGHTS PLAN

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

         On exercise, each Right entitles the holder to buy one share of Common Stock at an exercise price of $115, as amended in April 2002. In the event a third party or group were to acquire 15 percent or more of the Company's outstanding Common Stock without the prior approval of the Board of Directors, each Right will entitle the holder, other than the acquirer, to buy Common Stock with a market value of twice the exercise price, for the Right's then current exercise price. In addition, if the Company were to be acquired in a merger, shareholders with unexercised Rights could purchase common stock of the acquirer with a value of twice the exercise price of the Rights.

         The Company's Board of Directors may redeem the Rights for a nominal amount at any time prior to the tenth business day following an event that causes the Rights to become exercisable. The Rights will expire unless previously redeemed or exercised on August 7, 2007.


7.       INCOME TAXES

         The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

                             2002                 2001                 2000
                         -------------        -------------        -------------
Current:
  Federal                $  8,591,000         $  7,165,000         $  6,070,000
  State                     2,443,000            1,592,000            1,748,000
                         -------------        -------------        -------------
                           11,034,000            8,757,000            7,818,000
                         -------------        -------------        -------------
Deferred:
  Federal                     759,000              (85,000)            (706,000)
  State                       (43,000)              48,000             (182,000)
                         -------------        -------------        -------------
                              716,000              (37,000)            (888,000)
                         -------------        -------------        -------------
                         $ 11,750,000         $  8,720,000         $  6,930,000
                         =============        =============        =============

         Current income taxes payable were reduced from the amounts in the above table by $10,192,000, $3,764,000, and $702,000 in 2002, 2001, and 2000,
respectively, equal to the tax benefit that the Company receives upon exercise of stock options by employees and directors. That benefit is allocated to stockholders' equity.

         A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:

                                             2002                           2001                           2000
                                    ------------------------       -----------------------        -----------------------

                                        Amount       Percent          Amount       Percent           Amount       Percent
                                        ------       -------          ------       -------           ------       -------
Federal tax at the expected
  statutory rate                     10,687,000       34.0%         $8,196,000      34.0%          $6,364,000      34.0%
State income tax, net of
  federal benefit                     1,562,000        5.0           1,347,000       5.7            1,169,000       6.2
Tax-exempt interest and
  dividends                            (400,000)      (1.3)           (553,000)     (2.4)            (537,000)     (2.9)
Tax credits                             (99,000)      (0.3)           (270,000)     (1.1)             (66,000)     (0.3)
                                    ------------     -------        -----------    -------         -----------    -------

Provision                           $11,750,000       37.4%         $8,720,000      36.2%          $6,930,000      37.0%
                                    ============     =======        ===========    =======         ===========    =======

         The components of the Company's deferred income tax provision for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                         2002            2001            2000
                                      ----------      ----------      ----------
Allowance for doubtful accounts       $ (31,000)      $ (24,000)      $ (68,000)
Inventory reserves                     (114,000)        (32,000)         86,000
Accruals                                167,000         363,000        (810,000)
State income taxes                      507,000        (270,000)        (13,000)
Acquired future tax deductions          585,000              --              --
Depreciation                           (398,000)        (74,000)        (83,000)
                                      ----------      ----------      ----------
                                      $ 716,000       $ (37,000)      $(888,000)
                                      ==========      ==========      ==========

         The components of the Company's deferred income tax benefit are as follows:


                                                     2002                2001
                                                 ------------       ------------
Current deferred tax benefit:
    Allowance for doubtful accounts              $   284,000        $   249,000
    Inventory reserves                               377,000            216,000
    Accruals                                       1,215,000          1,246,000
    State income taxes                              (166,000)           402,000
                                                 ------------       ------------
                                                 $ 1,710,000        $ 2,113,000
                                                 ============       ============
Non-current deferred tax benefit:
    Depreciation                                 $ 1,231,000        $   963,000
    Acquired future tax deductions                 3,082,000                 --
                                                 ------------       ------------
                                                 $ 4,313,000        $   963,000
                                                 ============       ============

         Acquired future tax deductions are the benefits of future tax deductions in the Company's consolidated income tax returns originating in Bio-Plexus before its acquisition by the Company. They consist of: (a) the net benefit of items expensed for financial statement purposes but capitalized for tax purposes of $1,877,000 at acquisition date, less $585,000 realized since acquisition; most of the balance of $1,292,000 will be realized in approximately equal amounts over the next ten years; and (b) the benefit of a portion of Bio-Plexus's net operating loss ("NOL") carryforward of $1,790,000 which will be realized in approximately equal amounts over the next twenty years.

         At October 31, 2002, Bio-Plexus had federal NOL carryforwards of approximately $86 million. Under Section 382 of the Internal Revenue Code, certain ownership changes limit utilization of the NOL carryforwards, and the amount recorded is the net federal benefit. Bio-Plexus also has approximately $33 million of Connecticut State NOL carryforwards expiring through 2007. Realization of any of these is uncertain, and the Company has not ascribed any value to them.

         The accounting for the benefits of the acquired future tax deductions as described above will not have any direct impact on net income in the future. However, if any benefits are realized in excess of those recorded, they will be allocated to reduce non-current intangible assets related to the acquisition (patent and royalty rights, and other) until those amounts are reduced to zero, with any excess then recognized as a reduction in tax expense.


8.       PRODUCTS, MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISKS

         All of the Company's products are disposable medical devices. Its principal product is its CLAVE needleless I.V. connection system which accounted for $58,471,000 of consolidated net sales in 2002, $51,130,000 in 2001 and $39,665,000 in 2000. Custom I.V. systems, many of which incorporate the CLAVE connector, accounted for $15,205,000 of consolidated net revenues in 2002, $9,263,000 in 2001 and $6,737,000 in 2000. Each of the Company's other products account for less than 4% of net revenues.

         The Company sells products, which are sold on credit terms principally throughout the United States to medical product manufacturers, independent medical supply distributors, and in selected cases to hospitals and homecare providers. The manufacturers and distributors, in turn, sell the Company's products to healthcare providers. For the years ended December 31, 2002, 2001, and 2000, the Company had sales of 10 percent or greater to two manufacturers as follows:

                                                  2002         2001         2000
                                                  ----         ----         ----

                   Manufacturer A                  57%          53%          48%
                   Manufacturer B                  11           19           26

         Export sales accounted for 8%, 8%, and 4% of consolidated net revenue in 2002, 2001, and 2000, respectively.


9.       COMMITMENTS AND CONTINGENCIES

         The Company is from time to time involved in various legal proceedings, most of which are routine litigation, in the normal course of business. In the opinion of management, the resolution of the legal proceedings in which the Company is involved will not have a material adverse impact on the Company's financial position or results of operations.

         In the normal course of business, the Company has made certain indemnities, including indemnities to officers and directors of the Company to the maximum extent permitted under Delaware law and intellectual property indemnities to customers in connection with sales of its products. These indemnities do not provide a maximum amount. The Company has not recorded any liability for these and does not expect to incur any.


10. QUARTERLY FINANCIAL DATA -- UNAUDITED -- (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Quarter Ended
                                  ----------------------------------------------
                                  March 31     June 30      Sept. 30     Dec. 31
                                  --------     -------      --------     -------
2002
----
Net Sales                         $20,905      $22,668      $20,105      $24,129
Gross Profit                       12,349       13,336       11,564       14,094
Net Income                          4,523        4,998        4,276        5,885
Net Income Per Share:
     Basic                        $  0.34      $  0.36      $  0.31      $  0.42
     Diluted                      $  0.30      $  0.32      $  0.28      $  0.38

2001
----
Net Sales                         $15,006      $16,952      $16,214      $20,883
Gross Profit                        8,549       10,061        9,347       12,166
Net Income                          3,533        3,764        3,319        4,771
Net Income Per Share:
     Basic                        $  0.28      $  0.29      $  0.26      $  0.37
     Diluted                      $  0.25      $  0.26      $  0.23      $  0.32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The information about Registrant's directors and disclosure of Form 3, 4 or 5 delinquent filers called for by Item 10, Part III of Form 10-K is set forth in Registrant's definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 2002, and such information is incorporated herein by this reference. Pursuant to Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information about Registrant's executive officers called for by Item 10,
Part III of Form 10-K is set forth in Part I of this Report in a separate item captioned "Executive Officers of Registrant."


ITEMS 11 THOUGH 13.

         The information called for by Part III of Form 10-K (Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions) is set forth in Registrant's definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 2002, and such information is incorporated herein by this reference.


ITEM 14.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Regulations 13a-14(c) and 15a-14(c) under the Securities Exchange Act of 1934) within 90 days of filing this Report, that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the principal executive officer's and principal financial officer's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

(a) The following documents are filed as part of this Report:

1.  Financial Statements
                                                                       FORM 10-K
The financial statements listed below are set forth in Item 8           PAGE NO.
of this Annual Report.                                                 ---------

  Independent Auditor's Report................................................28

  Report of Independent Public Accountants....................................29

  Consolidated Balance Sheets at December 31, 2002 and 2001................30-31

  Consolidated Statements of Income for the Years Ended
     December 31, 2002, 2001, and 2000 .......................................32

  Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2002, 2001, and 2000........................................33

  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002, 2001, and 2000........................................34

  Notes to Consolidated Financial Statements...............................35-46

2.   Financial Statement Schedules

         The Financial Statement Schedules required to be filed as a part of this Report are:

   Schedule II - Valuation and Qualifying Accounts............................54


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

10.1     Form of Indemnity Agreement with Executive Officers.(1)

10.2     Registrant's Amended and Restated 1993 Incentive Stock Plan.(2)

10.3 Manufacture and Supply Agreement dated September 13, 1993 between Registrant and B.Braun, Inc. relating to the Protected Needle product.(3)

10.4 Supply and Distribution Agreement dated April 3, 1995 between Registrant and Abbott Laboratories, Inc. relating to the CLAVE product.(4)

10.5 Rights Agreement dated July 15, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.(5)

10.6 SafeLine Agreement effective October 1, 1999 by and between Registrant and B.Braun Medical, Inc.(6)

10.7 Amendment to Abbott and ICU Medical Agreement, dated January 1, 1999 between Registrant and Abbott Laboratories.(7)

10.8 Amendment No. 1 to Rights Agreement, dated January 30, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.(8)

10.9 Co-Promotion and Distribution Agreement, dated February 27, 2001 between Registrant and Abbott Laboratories.(9)

10.10 Amended and Restated Rights Agreement, dated as of May 10, 2002, between Registrant and Mellon Investor services, L.L.C., as Rights Agent.(10)

10.11    Registrant' 2001 Directors' Stock Option Plan.(11)

10.12    Registrants 2002 Employee Stock Purchase Plan.(11)

10.13 Securities Purchase Agreement (between Registrant and Sellers of Common Stock of Bio-Plexus, Inc.(12)

10.14 Note Purchase Agreement (between Registrant and Sellers of Notes Payable of Bio-Plexus, Inc.(12)

21.1     Subsidiaries of Registrant.

23.1     Consent of Deloitte & Touche LLP.

23.2     Consent of Arthur Andersen LLP.

99.1     Certifications of Chief Executive Officer and Chief Financial Officer

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

(5) Filed as an exhibit to Registrant's Registration Statement on Form 8-A dated July 23, 1998 and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Current Report on Form 8-K dated June 18, 1999, and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Current Report on Form 8-K dated February 23, 1999, and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's Registration Statement on Form 8-A/A dated February 9, 1999 and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 7, 2001 and incorporated herein by reference.

(10) Agreement (between Registrant and Sellers of Common Stock of Bio-Plexus, Inc.)Filed as an Exhibit to Registrant's Registration Statement on Form 8A/A dated May 14, 2002, and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 2, 2002 and incorporated herein by reference

(12) Files as an exhibit to Registrant's Schedule 13D dated November 12, 2002 and incorporated herein by reference.

(b)      Reports on Form 8-K.

         Item 2 - October 31, 2002

         Item 2 - November 14, 2002

         The following financial statements were filed as part of the Report on Form 8-K of November 14, 2002:

         (a)      Financial Statements of Business Acquired

                  The financial statements of Bio-Plexus, Inc. at December 31, 2001 and for the three years then ended and the report of independent auditors: incorporated by reference to Bio-Plexus, Inc.'s Form 10-K filed with the Securities and Exchange Commission (Commission file number 0-24218) for the year ended December 31, 2001.

                  The unaudited condensed financial statements of Bio-Plexus, Inc. at June 30, 2002 and for the six months then ended: incorporated by reference to Bio-Plexus, Inc.'s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2002.

         (b)      Pro Forma Financial Information

                  ICU Medical, Inc. and Bio-Plexus, Inc.:

                  Unaudited Pro Forma Condensed Combined Balance Sheets at June 30, 2002

                  Unaudited Pro Forma Condensed Combined Consolidated Statements of Operations for the Year Ended December 31, 2001

                  Unaudited Pro Forma Condensed Combined Consolidated Statements of Operations for the Six Months Ended June 30, 2002.

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

                                            Dated:   March 26, 2003



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


     Signature                              Title                                         Date
     ---------                              -----                                         ----


/s/  George A. Lopez, M.D.              Chairman of the Board, President,               March 26, 2003
--------------------------              and Chief Executive Officer, (Principal
      George A. Lopez, M.D.             Executive Officer)


/s/  Francis J. O'Brien                 Chief Financial Officer                         March 26, 2003
-----------------------                 and Principal Accounting Officer
      Francis J. O'Brien


/s/ Jack W. Brown                       Director                                        March 26, 2003
-----------------
     Jack W. Brown


/s/  John J. Connors                    Director                                        March 26, 2003
--------------------
      John J. Connors


/s/ Michael T. Kovalchik, III, M.D.     Director                                        March 26, 2003
-----------------------------------
     Michael T. Kovalchik, III, M.D.


/s/ Joseph R. Saucedo                   Director                                        March 26, 2003
---------------------
     Joseph R. Saucedo


/s/ Richard H. Sherman, M.D.            Director                                        March 26, 2003
----------------------------
     Richard H. Sherman, M.D.


/s/ Robert S. Swinney, M.D.             Director                                        March 26, 2003
---------------------------
     Robert S. Swinney, M.D.


         I, the Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of ICU Medical,
Inc.:

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2002

                                      /s/ George A. Lopez, M.D.
                                      -------------------------
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

         I, the Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of ICU Medical,
Inc.:

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2002

                                              /s/ Francis J. O'Brien
                                              ----------------------
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)


                                                                                              SCHEDULE II



                                               ICU MEDICAL, INC.
                                               -----------------

                                       VALUATION AND QUALIFYING ACCOUNTS
                                       ---------------------------------


                                                                  Additions
                                                         --------------------------
                                          Balance at     Charged to                                Balance
                                          Beginning      Costs and     Charged to   Write-offs/     at End
           Description                    of Period       Expenses   Other Accounts  Disposals    of Period
           -----------                    ---------       --------   --------------  ---------    ---------
For the year ended December 31, 2000:

     Allowance for
     doubtful accounts                     $368,000      $195,000      $     --      $ 58,000      $505,000
                                           =========     =========     =========     =========     =========


For the year ended December 31, 2001:

     Allowance for
     doubtful accounts                     $505,000      $100,000      $     --      $ 24,000      $581,000
                                           =========     =========     =========     =========     =========


For the year ended December 31, 2002:

     Allowance for
     doubtful accounts                     $581,000      $100,000      $ 11,000      $ 27,000      $665,000
                                           =========     =========     =========     =========     =========




                                  EXHIBIT INDEX

Exhibit Number              Description                                       Sequentially Numbered Page
--------------------------------------------------------------------------------------------------------

21.1               Subsidiaries of Registrant                                            56

23.1               Consent of Deloitte & Touche LLP                                      57

23.2               Consent of Arthur Andersen LLP                                        58

99.1               Certificate of Chief Executive Officer and Chief Financial Officer    59

