Form 10-Q
period 2003-03-31
ICU MEDICAL INC/DE
filed 2003-05-12
CIK 883984

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM: _______ TO _________

                          COMMISSION FILE NO.: 0-19974

                                ICU MEDICAL, INC.
                                -----------------
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

                      Yes XXX                          No____

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

                       Class                     Outstanding at April 30, 2003
                       -----                     -----------------------------
                       Common                             13,789,511

                                ICU MEDICAL, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-------  --------------------------------

Condensed Consolidated Balance Sheets, March 31, 2003 and
December 31, 2002                                                          3

Condensed Consolidated Statements of Income for the three
months ended March 31, 2003 and 2002                                       4

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2003 and 2002                                 5

Notes to Condensed Consolidated Financial Statements                       6

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  8

ITEM 3.
-------

Quantitative and Qualitative Disclosures About Market Risk                19

ITEM 4.

Controls and Procedures                                                   19


PART II - OTHER INFORMATION                                               20
---------------------------

SIGNATURES                                                                21

CERTIFICATIONS                                                            22


                                                      ICU MEDICAL, INC.
                                            Condensed Consolidated Balance Sheets
                                             March 31, 2003 and December 31, 2002
                                     (all dollar amounts in thousands except share data)
                                                         (unaudited)

                                                            ASSETS
                                                                                         3/31/03               12/31/02
                                                                                     ----------------       ----------------
CURRENT ASSETS:
       Cash and cash equivalents                                                     $         4,129        $         4,165
       Liquid investments                                                                     74,725                 84,300
                                                                                     ----------------       ----------------
             Cash, cash equivalents and liquid investments                                    78,854                 88,465
                                                                                     ----------------       ----------------
       Accounts receivable, net of allowance for doubtful accounts of $662
             and $665 as of March 31, 2003 and December 31, 2002, respectively                27,042                 16,633
       Inventories                                                                             4,378                  5,749
       Prepaid expenses and other current assets                                                 342                  1,652
       Deferred income taxes - current portion                                                 1,924                  1,710
                                                                                     ----------------       ----------------
                Total current assets                                                         112,540                114,209
                                                                                     ----------------       ----------------

PROPERTY AND EQUIPMENT, at cost:                                                              61,576                 58,958
  Less--Accumulated depreciation                                                             (25,508)               (24,350)
                                                                                     ----------------       ----------------
                                                                                              36,068                 34,608
                                                                                     ----------------       ----------------
DEFERRED INCOME TAXES                                                                          4,313                  4,313
INTANGIBLE ASSETS - net                                                                        3,267                  3,352
OTHER ASSETS                                                                                     559                    550
                                                                                     ----------------       ----------------
                                                                                     $       156,747        $       157,032
                                                                                     ================       ================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $         4,074        $         5,046
     Accrued liabilities                                                                       8,580                  6,599
                                                                                     ----------------       ----------------
                Total current liabilities                                                     12,654                 11,645
                                                                                     ----------------       ----------------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized -- 500,000 shares, issued and outstanding -- none                              --                     --
     Common stock, $0.10 par value-
        Authorized -- 80,000,000 shares, issued -- 14,098,134 and 14,087,026
        shares at March 31, 2003 and December 31, 2002, respectively                           1,410                  1,409
     Additional paid-in capital                                                               63,568                 63,284
     Treasury stock, at cost -- 318,300 shares at March 31, 2003                              (8,649)                     -
     Retained earnings                                                                        87,764                 80,694
                                                                                     ----------------       ----------------
                Total stockholders' equity                                                   144,093                145,387
                                                                                     ----------------       ----------------
                                                                                     $       156,747        $       157,032
                                                                                     ================       ================

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                              3

                                ICU MEDICAL, INC.
                   Condensed Consolidated Statements of Income
                           For the Three Months Ended
            March 31, 2003 and March 31, 2002 (all dollar amounts in
                        thousands except per share data)
                                   (unaudited)

                                                    For the Three Months Ended
                                                    ---------------------------

                                                      3/31/03          3/31/02
                                                    ------------    ------------

REVENUES
     Net Sales                                      $    28,736     $    20,905
     Other                                                2,040              --
                                                    ------------    ------------
TOTAL REVENUE                                            30,776          20,905

COST OF GOODS SOLD                                       13,024           8,556

                                                    ------------    ------------
        Gross profit                                     17,752          12,349
                                                    ------------    ------------

OPERATING EXPENSES:
     Selling, general and administrative                  6,087           5,239
     Research and development                               471             303

                                                    ------------    ------------
        Total operating expenses                          6,558           5,542
                                                    ------------    ------------

        Income from operations                           11,194           6,807

INVESTMENT INCOME                                           296             376
                                                    ------------    ------------

        Income before income taxes                       11,490           7,183

PROVISION FOR INCOME TAXES                                4,420           2,660
                                                    ------------    ------------

NET INCOME                                          $     7,070     $     4,523
                                                    ============    ============


NET INCOME PER SHARE
        Basic                                       $      0.50     $      0.34
        Diluted                                     $      0.46     $      0.30
                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                        14,007,731      13,379,119
        Diluted                                      15,337,366      15,064,856
                                                    ============    ============



       The accompanying notes are an integral part of these consolidated financial statements.


                                         ICU MEDICAL, INC.
                          Condensed Consolidated Statements of Cash Flows
                                     For the Three Months Ended
                                 March 31, 2003 and March 31, 2002
                                 (all dollar amounts in thousands)
                                            (unaudited)

                                                                       For the Three Months Ended
                                                                       ---------------------------

                                                                         3/31/03        3/31/02
                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $     7,070    $     4,523
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                                           1,633          1,070
     Net change in current assets and current liabilities, and other        (5,711)        (4,278)
                                                                       ------------   ------------
                                                                             2,992          1,315
     Tax benefits from exercise of stock options                                 3          6,300

                                                                       ------------   ------------
     Net cash provided by operating activities                               2,995          7,615
                                                                       ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (3,017)        (1,445)
     Net change in liquid investments                                        9,575         (8,400)
     Payment of Bio-Plexus, Inc. pre-acquisition liabilities                (1,221)            --
     Increase in due from securities brokers                                    --         (2,891)

                                                                       ------------   ------------
     Net cash provided by (used in) investing activities                     5,337        (12,736)
                                                                       ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                    10          5,786
     Proceeds from employee stock purchase program                             271
     Purchase of treasury stock                                             (8,649)
                                                                       ------------   ------------
     Net cash provided by (used in) financing activities                    (8,368)         5,786
                                                                       ------------   ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (36)           665


CASH AND CASH EQUIVALENTS, beginning of the period                           4,165          3,901
                                                                       ------------   ------------

CASH AND CASH EQUIVALENTS, end of the period                           $     4,129    $     4,566
                                                                       ============   ============


      The accompanying notes are an integral part of these consolidated financial statements.

                                                 5

                                ICU MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                   (All dollar amounts in tables in thousands)
                                   (unaudited)

NOTE 1: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of Management, necessary to a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2002 Annual Report to Stockholders.

NOTE 2: Inventories consisted of the following:

                                                       3/31/03        12/31/02
                                                     ------------   ------------
              Raw material                           $     3,249    $     3,302
              Work in process                                548            534
              Finished goods                                 581          1,913
                                                     ------------   ------------
              Total                                  $     4,378    $     5,749
                                                     ============   ============

NOTE 3: Property and equipment, at cost, consisted of the following:

                                                        3/31/03       12/31/02
                                                     ------------   ------------
              Land, building and building
                  improvements                       $    16,205    $    15,197
              Machinery and equipment                     20,180         19,142
              Furniture and fixtures                       5,419          5,343
              Molds                                       10,097          9,534
              Construction in process                      9,675          9,742
                                                     ------------   ------------
              Total                                  $    61,576    $    58,958
                                                     ============   ============


NOTE 4: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Our dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,329,635 and 1,685,737 for the three months ended March 31, 2003 and 2002, respectively. Options that are antidilutive because their average exercise price exceeded the average market price of our common stock for the period approximated 420,000 and none for the three months ended March 31, 2003 and 2002, respectively.

         We account for our stock options granted to employees and directors under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," and do not recognize compensation expense because the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that Statement. The fair value for options granted in 2003 and 2002 was estimated as of the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating fair value of fully transferable traded options with no vesting restrictions, and, similar to other option valuation models, requires use of highly subjective assumptions, including expected stock price volatility. The characteristics of our stock options differ substantially from those of traded stock options, and changes in the subjective assumptions can materially affect estimated fair values; therefore, in Management's opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock options. The following information is provided pursuant to SFAS No. 123, as amended. The pro forma adjustment reflects stock-based compensation cost calculated under the fair value method, net of related tax effects, calculated pursuant to SFAS No. 123.

                                                       Quarter ended March 31,
                                                        2003            2002
                                                     ------------   ------------
        Net Income, as reported..........            $ 7,070,000    $ 4,523,000
        Pro forma adjustment.............              1,342,000      1,129,000
                                                     ------------   ------------
        Net Income, pro forma............            $ 5,728,000    $ 3,394,000
                                                     ============   ==-=========

        Net Income per share.............
                      Basic, as reported                   $0.50          $0.34
                      Diluted, as reported                 $0.46          $0.30

                      Basic, pro forma                     $0.42          $0.26
                      Diluted, pro forma                   $0.38          $0.23


NOTE 5: The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income.

NOTE 6: Net sales to Abbott Laboratories were 68% and 67% of net revenues in the first quarters of 2003 and 2002, respectively. No other customer accounted for more than ten percent of revenues.

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

NOTE 8: In the fourth quarter of 2002, we acquired Bio-Plexus. Inc. for approximately $8.8 million, net of cash acquired, and Bio-Plexus has been included in our consolidated financial statements since October 31, 2002. Bio-Plexus's principal products are blood collection needles, under the Punctur-Guard name, that are designed to eliminate exposure to sharp, contaminated needles. Bio-Plexus's revenues in the first quarter of 2003 were $1.8 million, and its effect on net income was immaterial. Unaudited pro forma combined revenues of the Company and Bio-Plexus for the first quarter of 2002, assuming the acquisition occurred on January 1, 2002, were $22,813,000; the pro forma effect on net income was immaterial.



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


CRITICAL ACCOUNTING POLICIES
----------------------------

         Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2002 Annual Report to Shareholders. In preparing our financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and the effect of such adoption was not material. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

GENERAL
-------

         Our principal products are our CLAVE(R)needleless I.V. connection system and our custom I.V. systems. The following table sets forth, for the periods indicated, our net revenues by product as a percentage of total net revenues:

======================================================================================================
PRODUCT LINE                                    2000       2001        2002       Q1-02      Q1-03
------------------------------------------------------------------------------------------------------
CLAVE                                           71%         74%        67%         77%        63%
------------------------------------------------------------------------------------------------------
Custom I.V. Systems                             12%         13%        17%         14%        16%
------------------------------------------------------------------------------------------------------
Punctur-Guard(R)                                 -           -          1%          -          6%
------------------------------------------------------------------------------------------------------
CLC2000(R)                                       4%         3%          4%         2%          4%
------------------------------------------------------------------------------------------------------
Lopez Valve(R)                                   3%         2%          2%         2%          2%
------------------------------------------------------------------------------------------------------
RF100-RF150 ("Rhino")                            5%         3%          2%         2%          1%
------------------------------------------------------------------------------------------------------
Protected Needle and Other Products              5%         5%          3%         3%          1%
------------------------------------------------------------------------------------------------------
License, royalty and revenue share               -           -          4%          -          7%
------------------------------------------------------------------------------------------------------
Total                                           100%       100%        100%       100%        100%
======================================================================================================

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

         We believe the success of the CLAVE has motivated, and will continue to motivate others to develop one piece, swabbable, needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. In response to competitive pressure, we have been reducing prices to protect and expand our market. The price reductions to date have been more than offset by increased volume. We expect that the average price of our CLAVE products may continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

         The federal Needlestick Safety and Prevention Act, enacted in November 2000, modified standards promulgated by the Occupational Safety and Health Administration to require employers to use needleless systems where appropriate to reduce risk of injury to employees from needlesticks. We believe the effect of this law has helped to accelerate sales of our needleless systems, although we are unable to estimate the amount or timing of such sales.

         We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business with products sold to medical product manufacturers and independent distributors. On February 27, 2001, we signed an agreement with Abbott under which we manufacture all new custom I.V. sets for sale by Abbott, and we jointly promote the products under the name SetSource(TM). We expect continuing significant increases in sales of custom I.V. systems under this agreement. We also launched efforts to contract with group purchasing organizations and independent dealer networks for inclusion of our products among those available to members of those entities. Custom I.V. systems accounted for approximately $4.9 million of net sales in the first three months of 2003, including net sales under the Abbott SetSource program of approximately $2.1 million. There is no assurance that either one of these initiatives will continue to succeed.

         In the fourth quarter of 2002 we acquired Bio-Plexus. Inc. for approximately $8.8 million, net of cash acquired, and Bio-Plexus has been included in our consolidated financial statements since October 31, 2002. Bio-Plexus's principal products are blood collection needles, under the Punctur-Guard name, that are designed to eliminate exposure to sharp, contaminated needles. Bio-Plexus's revenues in the first quarter of 2003 were $1.8 million, and its effect on net income was immaterial.

         We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. The original focus on labor-intensive production of custom I.V. systems was expanded to include all automated manufacturing operations in San Clemente, California and has most recently been expanded to include the Punctur-Guard manual and automated manufacturing in Connecticut. Manual assembly, except for that done in Connecticut, is performed at the facility opened in December 1998 in Ensenada, Baja California, Mexico. Molding and automated assembly, except for that done in Connecticut, takes place in our San Clemente, California facility. We continue to make investments in automated molding and assembly equipment. In the third quarter of 2002 we commenced use of automated assembly equipment for the 1o2 Valve(R) and commenced use of automated assembly equipment for the CLC2000 in the fourth quarter of 2002. Throughout 2002, we added molding and automated assembly capacity for CLAVE production. In the third quarter of 2002 we commenced a significant expansion of our manual assembly capacity in Mexico that we expect to complete by June 2003. All these steps have reduced and will continue to reduce unit production costs. Ongoing steps also include automation of the production of new products and other products for which volume is growing, and consideration of establishment of production facilities outside North America. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         We distribute our products through three distribution channels. Net sales for each distribution channel were as follows:

============================================ ========== =========== ========== =========== ==========
CHANNEL                                        2000        2001       2002       Q1-02       Q1-03
-------------------------------------------- ---------- ----------- ---------- ----------- ----------
Medical product manufacturers                   74%        72%         73%        75%         75%
-------------------------------------------- ---------- ----------- ---------- ----------- ----------
Independent domestic distributors               21%        20%         19%        17%         21%
-------------------------------------------- ---------- ----------- ---------- ----------- ----------
International                                   5%          8%         8%          8%         4%
-------------------------------------------- ---------- ----------- ---------- ----------- ----------
Total                                          100%        100%       100%        100%       100%
============================================ ========== =========== ========== =========== ==========

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

QUARTER ENDED MARCH 31, 2003 COMPARED TO THE SAME QUARTER LAST YEAR
-------------------------------------------------------------------

         NET REVENUES increased $9,871,000, or approximately 47%, to $30,776,000 in the first quarter of 2003 compared to $20,905,000 during the same period last year. This amount included approximately $4.0 million of CLAVE product available for delivery on current orders in the fourth quarter of 2002, but for which shipment was deferred until early 2003 by agreement with Abbott. (There was no similar deferral at the end of March 2003.) The increase was primarily attributable to increased sales of CLAVE products as well as increased sales of custom I.V. systems, inclusion of sales of Punctur-Guard, which was acquired in late 2002, and receipt of a license fee.

         Net sales to Abbott in the first quarter of 2003 were $20,705,000, as compared with net sales of $13,969,000 in the first quarter of 2002. (Abbott sales discussed in this paragraph do not include export sales.) Net sales of CLAVE products to Abbott, excluding custom CLAVE I.V. systems, in the first quarter of 2003 increased approximately 41%, to $17,362,000 due to an increase in unit volume. Sales to Abbott under the SetSource program were $2,080,000, as compared with approximately $850,000 in the first quarter of 2002. We expect a substantial increase in CLAVE unit and dollar sales volume with Abbott in 2003, as well as a significant increase in SetSource unit and sales volume. Net sales of CLC2000 almost tripled to $419,000 on increased unit volume partially offset by a modest decrease in pricing. We expect sales of the CLC2000 to Abbott will increase in the future. Net sales of the Rhino were virtually unchanged at approximately $500,000; sales of Rhino started to decline in early 2001, and while they have leveled off recently, we expect them to decline in the future as the market shifts to one piece, swabbable, needleless technology. There is no assurance as to the amount of any future sales increases to Abbott.

         Net revenue from B. Braun Medical Inc. ("B. Braun") was $412,000 in the first quarter of 2003, as compared with $1,660,000 in the first quarter of 2002. CLAVE product sales to B. Braun in 2002 were $1,367,000, but less than $100,000 in the first quarter of 2003. There will be no CLAVE product sales to B. Braun in the future. In 2001, we commenced litigation against B.Braun over contractual and patent matters. In connection with settlement of the contract litigation in November 2002, we terminated the agreement under which we sold CLAVE products to B.Braun, effective December 31, 2002. We continue to vigorously pursue the patent litigation against B.Braun. See Part II, Item 1. Legal Proceedings. While the termination of the B.Braun CLAVE agreement could have an adverse effect on us, we do not believe that it will. We do expect to lose some sales unit volume to B.Braun products that compete with CLAVE, but we believe many of B.Braun's customers prefer the CLAVE to B.Braun's products and that many of them will continue to buy CLAVE products through either Abbott or independent distributors when they are no longer available from B.Braun. To the extent that customers' needs are filled through independent distributors, we generate higher revenue and profit per CLAVE connector, because independent distributors purchase packaged sterilized products, often complete I.V. sets, from us and these have a higher price than the bulk nonsterile CLAVE sites which accounted for most of the CLAVEs that we sold to B. Braun. We have contracts to supply B. Braun a protected needle product, and B. Braun pays us under the Safeline revenue sharing agreement. We expect both of these revenue streams to continue to decrease as the market shifts to one piece, swabbable, needleless technology.

         Net sales to independent domestic distributors increased approximately 84% from $3,471,000 in 2002 to $6,378,000 in 2003. This increase in sales to independent distributors is attributed to a $595,000, or 75%, increase in CLAVE product sales to $1,393,000 and a $485,000, or 24%, increase in custom I.V. system sales to approximately $2,545,000, as well as the inclusion of $1,548,000 of Punctur-Guard sales. The increase in CLAVE product sales was because of higher unit volume, which we believe is because of acquisition by our independent distributors of market share from B. Braun, and we expect a continued increase in sales of CLAVE products to independent domestic distributors. The increase in sales of custom I.V. systems was attributable to an increase in unit volume, and we expect increased volume of custom I.V. systems in the future. Net sales of the CLC2000 and the Lopez Valve to independent domestic distributors also increased by 175% and 49%, respectively, on higher unit volume. There is no assurance as to the amount of any future sales increases to the independent domestic distributors.

         Total net sales to international distributors (excluding Canada) were $1,210,000 in the first quarter of 2003, as compared with $1,682,000 in the first quarter of 2002. The decrease was principally because of a decrease in CLAVE product sales. We experienced weakness in Latin America because of continuing economic and political issues and a change in distribution. A decline in sales to Europe distributors was related mostly to the timing of filling customers' orders. We now have distribution arrangements in the principal countries in Western Europe, the Pacific Rim and Latin America and in South Africa. Furthermore, we have been increasing the number of our international business development managers. We expect significant increases in sales to foreign customers in the future, although there is no assurance that those expectations will be realized.

         Total net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased to $19,527,000 in the first quarter of 2003 from $16,041,000 in the first quarter of 2002, or 22%. Unit shipments of CLAVE products in the first quarter of 2003 increased approximately 42% over those in the first quarter of 2002. Increases in set sales of CLAVE products of $5,021,000 to Abbott and $595,000 to independent domestic distributors were partially offset by the $1,273,000 decrease in CLAVE product sales to B. Braun and the $861,000 decrease in international CLAVE product sales, from $1,531,000 in 2002 to $670,000 in 2003. The aggregate average net unit selling price of CLAVE products in the first quarter of 2003 decreased approximately 14%, principally because the mix of products was more heavily weighted toward bulk non sterile product which has a lower selling price per unit. We expect continued significant growth in CLAVE unit and dollar sales volume in 2003, notwithstanding the termination of distribution to B.Braun, because of the growth that we expect in our other distribution channels. However, we give no assurance that the expectations will be realized.

         In October 2001, we commenced production of the "MicroCLAVE(R)." It is smaller than the existing CLAVE but is functionally similar. We are currently marketing it as an extension of the CLAVE product line for use where its smaller size is advantageous, such as pediatric care. Sales are included in CLAVE product sales.

         Net sales of custom I.V. systems were $4,894,000 in the first quarter of 2003 compared to $3,017,000 in the first quarter of 2002, a $1,877,000, or 62%, increase. The SetSource program with Abbott accounted for about 65% of the increase, with most of the balance in sales to independent domestic distributors. Unit volume accounted for the majority of the increase.

         We acquired the Punctur-Guard product line and technology with the purchase of Bio-Plexus on October 31, 2002. We now produce the Punctur-Guard line of products and also license the technology to two medical device manufacturers for use in catheters. We spent most of the first quarter making improvements on the Punctur-Guard products. Pending completion of those efforts, we did not actively promote sales of those products. Improvements were completed on the Winged Set products and they were re-launched on March 1, 2003. Improvements on the blood collection needles are ongoing. Sales of Punctur-Guard products (excluding royalties) were $1,618,000 in the first quarter of 2003. We expect sales of those products to increase later in 2003, but we give no assurance that such increases will be achieved.

         The 1o2 Valve is the first one-way or two-way drug delivery system in the marketplace. In the third quarter of 2002, we began using automated assembly equipment that will enable us to better meet demand for the 1o2 Valve. We are selling the 1o2 Valve only as a part of our custom I.V. systems, and sales, which are included in that category were approximately $740,000 in the first quarter of 2003.

         Net sales of the CLC2000 were $1,166,000 in the first quarter of 2003 a $671,000 or 136% increase over the first quarter of 2002 principally because of an increase in units sold. Abbott and independent domestic distributors each accounted for approximately 40% of the increase, and the remainder was accounted for by foreign distributors. We expect sales of the CLC2000 to increase moderately in 2003 and later years, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of the Lopez Valve increased 64% in the first quarter compared to the same period last year principally because of higher unit volume sold to independent domestic distributors. We believe that the focus of the sales and marketing efforts of our personnel and those of our distributors on other products has and may continue to dilute sales of the Lopez Valve and may contribute to quarterly fluctuations, but we do expect modest sales increases throughout 2003.

         Net sales of protected needle products decreased approximately 48% in the first quarter of 2003 compared to the same period last year because we discontinued the Click Lock and Piggy Lock products in the first quarter of 2003. The remaining protected needle product is the McGaw Protected Needle, and we expect its sales will continue to decline as the market shifts to one piece, swabbable, needleless technology.

         Other revenue consists of license, royalty and revenue share income, and is being presented separately in our financial statements since the fourth quarter of 2002. The principal component in the first quarter of 2003 was a payment for a fully paid up license to use certain of our patents of $1,666,000. The remainder of the $2,040,000 were ongoing royalties for use of Punctur-Guard technology and Safeline revenue share payments from B. Braun. We do expect to receive other license fees or royalties for the use of our technology such as the one received in the first quarter of 2003 (which was similar to one received in December 2002), but we can give no assurance as to the amounts or timing of such payments, or whether any such payments will be received. We did agree to another license in April 2003 under which we will receive payments of approximately $1 million in May 2003 and approximately $1 million per year in quarterly payments from 2004 through 2007.

          GROSS MARGIN for the first quarter of 2003, calculated on Net sales and excluding Other revenue, was 55% as compared with 59% for the first quarter of 2002. Our "benchmark" gross margin percentage has been 58% over the past five years. The exclusion of Safeline revenue share payments from net sales (now included in other revenue) and the inclusion of Bio-Plexus, which has a lower gross margin than the average of our other products, caused a two percentage point reduction in the gross margin. The other one percentage point decline was because of non-recurring production expenses. Average unit selling prices changed slightly because of a change in product mix, but otherwise were steady in the first quarter of 2003, and did not contribute significantly to the decrease in gross margin. We expect gross margins for the entire year 2003 to be equal to or somewhat lower than the 57% recorded in 2002 but can give no assurance that such expectation will be realized.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), excluding research and development expenses increased by $848,000, or 16%, to $6,087,000, and were 20% of total revenue (21% of net sales), as compared with 25% in 2002. The increase was because of the inclusion of Bio-Plexus. Sales and marketing and administrative costs excluding Bio-Plexus were approximately the same in the first quarters of 2002 and 2003, except for a small decline in litigation costs in 2003. We expect to add sales and administrative personnel as 2003 progresses, and those personnel and related costs will cause a modest increase in total SG&A costs, which we expect to be 22% to 24% of total revenue for the entire year 2003. However, actual costs may differ from our expectations.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased in the first quarter of 2003 by $168,000 to $471,000, and were approximately 1.5% of total revenue in both years. The principal increase was on product development for the Punctur-Guard product line to make improvements that we felt were necessary to successfully market and sell the products. We estimate that R&D costs will continue in 2003 at approximately the same percentage of total revenue as in 2002. However R&D costs could differ from those estimates and the R&D may not be completed as expected.

         We plan to launch an infusion device using Punctur-Guard technology in the second quarter of 2003. These devices will be used for short-term intravenous administration therapy.

         We plan to launch, in limited markets, a new I.V. connector currently under development. We expect to apply in the second half of 2003 to the FDA under Section 510(k) of the FDC Act for approval to market this new connector. There is significant technological difficulty in developing this connector, and there is no assurance that the FDA will grant marketing clearance, that we will launch this new product, or that it will achieve sales if and when we commence marketing it.

         INCOME FROM OPERATIONS increased $4,387,000 or 64% and was 36% of total revenue in the first quarter of 2003, as compared with 33% in the first quarter of 2002. Gross profit, including license, royalty and revenue share income, increased 44% over that in 2001, while operating expenses increased only 18%, a far lower percentage than the increase in gross profit.

         INVESTMENT INCOME decreased in the first quarter of 2003 as compared with the first quarter of 2002, notwithstanding the increase in the investment portfolio, because of declines in interest rates.

         INCOME TAXES were accrued at an effective tax rate of 38.5% in the first quarter of 2003, as compared with 37% in the first quarter of 2002 and 37.4% for the entire year 2002. The increase is principally because of a one percentage point increase in the estimated federal tax rate applicable to the Company and a decline in tax exempt income as a percentage of taxable income. We expect our effective tax rate will be approximately 38.5% for the entire year 2003.

         NET INCOME increased 56% to $7,070,000 in the first quarter of 2003 as compared with $4,523,000 in the comparable period last year, principally because of the increase in income from operations. NET INCOME PER SHARE - DILUTED increased $0.16 or 53%, in the first quarter of 2003 over the first quarter of 2002. This was a lower percentage than the increase in net income principally because of an increase in shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first quarter of 2003, our working capital decreased $2,678,000 to $99,886,000 from $102,564,000. The decrease was principally because purchases of treasury stock and investments in property and equipment exceeded working capital generated by operations. During the three months ended March 31, 2003, our cash and cash equivalents and investment securities position decreased $9,611,000 to $78,854,000. Cash provided by operating activities of approximately $3.0 million was more than offset by the $8.6 million spent on purchasing our stock, as well as $3.0 million of capital expenditures and a $1.2 million payment of Bio-Plexus pre-acquisition liabilities.

         We expect that sales of our products will continue to grow in 2003. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, our working capital requirements may increase in the foreseeable future.

         Accounts receivable increased from $16,633,000 at December 31, 2002 to $27,042,000 at March 31, 2003. They were 94% of product sales for the first quarter; the December 31, 2002 balance was 81% of product sales for the fourth quarter of 2002. The principal reason for the increase was that a disproportionately high percentage of sales in the first quarter of 2003 were shipped in March and payment was not due until after March 31, 2003. Delinquencies were lower as a percentage of receivables at March 31, 2003 than they were at December 31, 2002.

         Inventories decreased from $5,749,000 at December 31, 2002 to $4,378,000 at March 31, 2003. The decrease was in finished goods, principally because the December 31, 2002 balances were increased by product shipments that were deferred in the fourth quarter of 2002. Raw material continues to be high in relation to historical levels. We have been maintaining components in stock to avoid a shortage of components needed to meet production schedules until we can realign our suppliers to meet the demands of our increased volume.

         We currently estimate that capital expenditures for 2003 will be approximately $12 million (excluding any acquisitions). We expect that $4 million will be spent on completion of the $7.2 million expansion in Mexico, including an electron-beam sterilizer, $6.8 million on molds, molding equipment and automated assembly equipment, and $1.2 million on computers and software. Of those amounts, approximately $6 million was committed under contracts at March 31, 2003, and we expect to commit the balance later in 2003. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

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

         In February 2003, we purchased 56,000 shares of our common stock for $1.7 million, and in March 2003, we purchased an additional 262,300 shares for $6.9 million. Until those purchases, we had not purchased treasury stock since October 1999, except for a small amount in March 2000. We may purchase additional shares in the future. However, future acquisitions, if any, will depend on market conditions and other factors. As announced on April 15, 2003, we are considering payment of a dividend, although no decision has been made at this time.

         We have a large cash and liquid investment position generated from profitable operations and stock sales, principally from the exercise of employee stock options. We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and potentially to take advantage of acquisition opportunities that may arise. Our primary investment goal is capital preservation, as further described in Item 3. Quantitative and Qualitative Disclosures about Market Risk, our liquid investments have very little credit risk or market risk.

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

FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are "forward looking statements," and we identify them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, future license, royalty and revenue share income, production costs, gross margins, SG&A, and R&D expense and income taxes;
o factors affecting operating results, such as shipments to specific customers, product mix, selling prices, warranty claims, rebates, returns, the market shift to needleless products, future increases or declines in sales of certain products, impact of safety legislation, achievement of business expansion goals, development of innovative systems capabilities, introduction and sales of new products, manufacturing efficiencies, labor costs, unit production costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, expansion of markets and the need for additional facilities, business seasonality and customer ordering patterns;
o new or extended contracts with manufacturers and buying organizations, and dependence on a small number of customers, effect of termination of B.Braun CLAVE agreement;
o regulatory approvals, and outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and working capital requirements, changes in accounts receivable and inventories, capital expenditures, acquisitions of other businesses or product lines, common stock repurchases and payment of a dividend.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

ITEM 5. OTHER INFORMATION
-------------------------
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits:

Exhibit 99.1 Certifications of Chief Executive Officer and Chief Financial
             Officer

(b) Reports on Form 8-K:

The Registrant filed the following Report on Form 8-K/A during the quarter for which this Report is filed:

Item 2 - February 11, 2003

The following financial statements were filed as part of the Report on Form 8K/A of February 11, 2003:

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



ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                   Date:  May 9, 2003
--------------------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)

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

Date:  May 9, 2003

                                             /s/ George A. Lopez, M.D.
                                             -------------------------
                                             Chief Executive Officer

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

Date:  May 9, 2003

                                                 /s/ Francis J. O'Brien
                                                 ----------------------
                                                 Chief Financial Officer