Form 10-Q
period 2003-06-30
ICU MEDICAL INC/DE
filed 2003-08-11
CIK 883984

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: JUNE 30, 2003

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

                      Yes XXX                  No____


Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

                       Class               Outstanding at August 8, 2003
                       -----               -----------------------------
                       Common                        13,537,531

                                ICU MEDICAL, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

Condensed Consolidated Balance Sheets, June 30, 2003 and
December 31, 2002                                                        3

Condensed Consolidated Statements of Income for the three
months ended June 30, 2003 and 2002                                      4

Condensed Consolidated Statements of Income for the six
months ended June 30, 2003 and 2002                                      5

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 2003 and 2002                                      6

Notes to Condensed Consolidated Financial Statements                     7


ITEM 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     10


ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk              21



PART II - OTHER INFORMATION                                             22
---------------------------

SIGNATURES                                                              24


                                               ICU MEDICAL, INC.
                                     Condensed Consolidated Balance Sheets
                                      June 30, 2003 and December 31, 2002
                              (all dollar amounts in thousands except share data)
                                                  (unaudited)
                                                     ASSETS

                                                                                    6/30/03         12/31/02
                                                                                   ----------      ----------
CURRENT ASSETS:
       Cash and cash equivalents                                                   $   4,503       $   4,165
       Liquid investments                                                             65,050          84,300
                                                                                   ----------      ----------
             Cash, cash equivalents and liquid investments                            69,553          88,465
       Accounts receivable, net of allowance for doubtful accounts of $641
             and $665 as of June 30, 2003 and December 31, 2002, respectively         17,890          16,633
       Finance loans receivable - current portion                                      1,703              --
       Inventories                                                                     7,267           5,749
       Prepaid income taxes                                                            2,377              --
       Prepaid expenses and other                                                      1,096           1,652
       Deferred income taxes - current portion                                         1,716           1,710
                                                                                   ----------      ----------
                Total current assets                                                 101,602         114,209
                                                                                   ----------      ----------

PROPERTY AND EQUIPMENT, at cost:                                                      68,023          58,958
  Less--Accumulated depreciation                                                     (27,151)        (24,350)
                                                                                   ----------      ----------
             Property and equipment, net                                              40,872          34,608
                                                                                   ----------      ----------
FINANCE LOANS RECEIVABLE                                                               5,411              --
DEFERRED INCOME TAXES                                                                  4,313           4,313
INTANGIBLE ASSETS - net                                                                4,322           3,352
OTHER ASSETS                                                                             463             550
                                                                                   ----------      ----------
                                                                                   $ 156,983       $ 157,032
                                                                                   ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              $   3,870       $   5,046
     Accrued liabilities                                                               6,140           6,599
                                                                                   ----------      ----------
                Total current liabilities                                             10,010          11,645
                                                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized -- 500,000 shares, issued and outstanding -- none                      --              --
     Common stock, $0.10 par value-
        Authorized -- 80,000,000 shares, issued -- 14,098,807 and 14,087,026
        shares at June 30, 2003 and December 31, 2002, respectively                    1,410           1,409
     Additional paid-in capital                                                       63,434          63,284
     Treasury stock, at cost -- 348,776 shares at June 30, 2003                       (9,534)             --
     Retained earnings                                                                91,663          80,694
                                                                                   ----------      ----------
                Total stockholders' equity                                           146,973         145,387
                                                                                   ----------      ----------
                                                                                   $ 156,983       $ 157,032
                                                                                   ==========      ==========


                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                ICU MEDICAL, INC.
                   Condensed Consolidated Statements of Income
                           For the Three Months Ended
                      June 30, 2003 and June 30, 2002 (all
               dollar amounts in thousands except per share data)
                                   (unaudited)


                                                    For the Three Months Ended
                                                  ------------------------------

                                                    6/30/03           6/30/02
                                                  ------------      ------------
REVENUES
        Net Sales                                 $    19,864       $    22,668
        Other                                           1,419                --
                                                  ------------      ------------
TOTAL REVENUE                                          21,283            22,668
                                                  ------------      ------------

COST OF GOODS SOLD                                      9,148             9,332
                                                  ------------      ------------
        Gross profit                                   12,135            13,336
                                                  ------------      ------------

OPERATING EXPENSES:
     Selling, general and administrative                5,543             5,416
     Research and development                             537               346
                                                  ------------      ------------
        Total operating expenses                        6,080             5,762
                                                  ------------      ------------

        Income from operations                          6,055             7,574

INVESTMENT INCOME                                         274               364
                                                  ------------      ------------

        Income before income taxes                      6,329             7,938

PROVISION FOR INCOME TAXES                              2,430             2,940
                                                  ------------      ------------

NET INCOME                                        $     3,899       $     4,998
                                                  ============      ============


NET INCOME PER SHARE
        Basic                                     $      0.28       $      0.36
        Diluted                                   $      0.26       $      0.32
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                      13,763,120        13,854,070
        Diluted                                    15,081,815        15,403,283
                                                  ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ICU MEDICAL, INC.
                   Condensed Consolidated Statements of Income
                            For the Six Months Ended
                      June 30, 2003 and June 30, 2002 (all
               dollar amounts in thousands except per share data)
                                   (unaudited)

                                                     For the Six Months Ended
                                                  ------------------------------

                                                     6/30/03           6/30/02
                                                  ------------      ------------

REVENUES
        Net Sales                                 $    48,600       $    43,573
        Other                                           3,459                --
                                                  ------------      ------------
TOTAL REVENUE                                          52,059            43,573

COST OF GOODS SOLD                                     22,172            17,888
                                                  ------------      ------------
        Gross profit                                   29,887            25,685
                                                  ------------      ------------

OPERATING EXPENSES:
     Selling, general and administrative               11,630            10,655
     Research and development                           1,008               649
                                                  ------------      ------------
        Total operating expenses                       12,638            11,304
                                                  ------------      ------------

        Income from operations                         17,249            14,381

INVESTMENT INCOME                                         570               740
                                                  ------------      ------------

        Income before income taxes                     17,819            15,121

PROVISION FOR INCOME TAXES                              6,850             5,600
                                                  ------------      ------------

NET INCOME                                        $    10,969       $     9,521
                                                  ============      ============


NET INCOME PER SHARE
        Basic                                     $      0.79       $      0.70
        Diluted                                   $      0.72       $      0.62
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                      13,885,425        13,616,595
        Diluted                                    15,209,580        15,234,070
                                                  ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                               ICU MEDICAL, INC.
                                Condensed Consolidated Statements of Cash Flows
                                           For the Six Months Ended
                                        June 30, 2003 and June 30, 2002
                                       (all dollar amounts in thousands)
                                                  (unaudited)
                                                                           For the Six Months Ended
                                                                           ------------------------

                                                                           06/30/03       06/30/02
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $ 10,969       $  9,521
Adjustments to reconcile net income to net cash
     Provided by operating activities
     Depreciation and amortization                                            3,416          2,703
     Net change in current assets and current liabilities, and other,
        net of acquisitions                                                  (4,383)        (7,342)
                                                                           ---------      ---------
                                                                             10,002          4,882
                                                                           ---------      ---------

     Tax benefits from exercise of stock options                                186          7,446
                                                                           ---------      ---------
     Net cash provided by operating activities                               10,188         12,328
                                                                           ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (7,071)        (4,664)
     Net change in liquid investments                                        19,250        (17,000)
     Cash payments in connection with acquisitions                           (5,346)            --
     Advances under finance loans                                            (7,114)            --
                                                                           ---------      ---------
     Net cash (used in) investing activities                                   (281)       (21,664)
                                                                           ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                    473          7,025
     Proceeds from employee stock purchase program                              271             --
     Purchase of treasury stock                                             (10,313)            --
                                                                           ---------      ---------
     Net cash provided by (used in) financing activities                     (9,569)         7,025
                                                                           ---------      ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            338         (2,311)


CASH AND CASH EQUIVALENTS, beginning of the period                            4,165          3,901
                                                                           ---------      ---------

CASH AND CASH EQUIVALENTS, end of the period                               $  4,503       $  1,590
                                                                           =========      =========


                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                ICU MEDICAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                        (All dollar amounts in thousands)
                                   (unaudited)

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

NOTE 2:           Inventories consisted of the following:

                                                6/30/03                12/31/02
                                                -------                --------
              Raw material                      $ 4,957                 $ 3,302
              Work in process                     1,035                     534
              Finished goods                      1,275                   1,913
                                         ---------------         ---------------
              Total                             $ 7,267                 $ 5,749
                                         ===============         ===============


NOTE 3:           Property and equipment, at cost, consisted of the following:

                                                   6/30/03             12/31/02
                                                   -------             --------
              Land, building and building
                  improvements                    $ 18,915             $ 15,197
              Machinery and equipment               23,343               19,142
              Furniture and fixtures                 5,527                5,343
              Molds                                 11,226                9,534
              Construction in process                9,012                9,742
                                            ---------------      ---------------
              Total                               $ 68,023             $ 58,958
                                            ===============      ===============


NOTE 4: Finance loans receivable are commercial loans by ICU Finance, Inc., a wholly-owned consolidated subsidiary. We plan to hold the loans to maturity or payoff. They are carried at their outstanding principal amount, and will be reduced for an allowance for credit losses and chargeoffs if any such reductions are determined to be necessary in the future. Interest is accrued as earned based on the stated interest rate and amounts outstanding. Loan fees and costs have not been material. Scheduled maturities are: remainder of 2003 $716,000; 2004 $1,583,000; 2005 $1,234,000; 2006 $1,151,000; 2007 $1,157,000 and 2008
$1,273,000. Weighted average maturity (principal and interest) at June 30, 2003 is 2.3 years and the weighted average interest rate is 4.8%.

NOTE 5: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Our dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of market value), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,318,695 and 1,549,213 for the three months ended June 30, 2003 and June 30, 2002, respectively and 1,324,155 and 1,617,475 for the six months ended June 30, 2003 and June 30, 2002, respectively. Options that are antidilutive because their average exercise price exceeded the average market price of our common stock for the period approximated 500,000 and 100,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately 400,000 and 200,000 for the six months ended June 30, 2003 and 2002, respectively.

         At the 2003 Annual Meeting of Stockholders, the 2003 Stock Option Plan, under which 1,500,000 common shares were reserved for issuance to employees, was approved. Shares reserved for issuance under all of our stock plans at June 30, 2003 are: 1993 Stock Incentive Plan 338,756; 2003 Stock Option Plan 1,500,000; 2001 Directors' Stock Option Plan 603,750; 2002 Employee Stock Purchase Plan 739,392.

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

                                                Quarter ended June 30,           Six months ended June 30,
                                            -----------------------------     ------------------------------
                                                2003             2002             2003              2002
                                            -----------       -----------     ------------       -----------
Net Income, as reported..........           $3,899,000        $4,998,000      $10,969,000        $9,521,000
Pro forma adjustment.............            1,317,000         1,547,000        2,659,000         2,676,000
                                            -----------       -----------     ------------       -----------
Net Income, pro forma............           $2,582,000        $3,451,000       $8,310,000        $6,845,000
                                            ===========       ===========      ===========       ===========

Net Income per share.............
              Basic, as reported                 $0.28             $0.36            $0.79             $0.70
              Diluted, as reported               $0.26             $0.32            $0.72             $0.62

              Basic, pro forma                   $0.19             $0.26            $0.61             $0.52
              Diluted, pro forma                 $0.18             $0.23            $0.56             $0.46

NOTE 6: The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income and state tax credits.

NOTE 7: We have revenues equal to ten percent or greater of total net revenues from two customers, as follows:

                                      Quarter ended June 30,           Six months ended June 30,
                                      ----------------------           -------------------------
                                      2003              2002             2003              2002
                                      ----              ----             ----              ----
         Abbott Laboratories           67%               65%              68%               66%
         B. Braun Medical Inc.          1%               10%               1%                9%

NOTE 8: We are from time to time involved in various legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material effect on our financial position or results of operations.

         In the normal course of business, we have made certain indemnities, including indemnities to our officers and directors, to the maximum extent permitted under Delaware law and intellectual property indemnities to customers in connection with sales of its products. These indemnities do not provide a maximum amount. We have not recorded any liability for these in our financial statements and do not expect to incur any.

NOTE 9: In the fourth quarter of 2002, we acquired Bio-Plexus. Inc. for approximately $8.8 million, net of cash acquired, and Bio-Plexus has been included in our consolidated financial statements since October 31, 2002. Bio-Plexus's principal products are blood collection needles, under the Punctur-Guard name, that are designed to eliminate exposure to sharp, contaminated needles. Bio-Plexus's revenues in the first quarter of 2003 were $1.8 million, and its effect on net income was immaterial. Unaudited pro forma combined revenues of the Company and Bio-Plexus for the first quarter of 2002, assuming the acquisition occurred on January 1, 2002, were $22,813,000; the pro forma effect on net income was immaterial.

         Bio-Plexus's revenues in the second quarter of 2003 and the first half of 2003 were $2.0 million and $3.8 million, respectively, and its effect on net income was immaterial for both periods. Unaudited pro forma combined revenues of the Company and Bio-Plexus for the second quarter and first half of 2002, assuming the acquisition occurred on January 1, 2002, were $24,711,000 and $47,524,000, respectively; the pro forma effect on net income was immaterial for both periods.

         In June 2003, we acquired the assets of two affiliated manufacturers of I.V. systems located in northern Italy for a cash payment of approximately $4.3 million. Principal assets acquired are assembly facilities and related equipment and inventories. It is included in our consolidated financial statements at June 30, 2003. Its effect on our financial statements is immaterial.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         We develop, manufacture, sell and distribute disposable medical connection products. Our principal products are proprietary safe medical connector devices for use in intravenous ("I.V.") therapy applications. We also produce custom I.V. systems that incorporate our proprietary products, and since October 31, 2002, blood collection needles.


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

         Most of our product sales are FOB shipping point and ownership of the product transfers to the customer when we ship it. Certain other product sales are FOB destination and ownership of the product transfers to the customer at destination. We record sales and related costs when ownership of the product transfers to the customer. Most of our customers are distributors or medical product manufacturers, although there are some sales to end-users. Our only post-sale obligations are warranty and certain rebates. Customers, with certain rare exceptions, do not retain any right of return and there is no price protection with respect to unsold products. We warrant products against defects and have a policy permitting the return of defective products. We provide a reserve for warranty returns as an expense; amounts have been insignificant. We accrue rebates as a reduction in revenue based on contractual commitments and historical experience; amounts have not been significant. Adjustments of estimates of warranty claims, rebates or returns, which have not been and are not expected to be material, affect current operating results when they are made.

         Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on specific past due accounts for which we consider collection to be doubtful. Loss exposure is principally with international distributors for whom normal payment terms are long in comparison to those of our other customers and, to a lesser extent, domestic distributors. Many of these distributors are relatively small and we are vulnerable to adverse developments in their businesses that can hinder our collection of amounts due. If there are significant doubts as to the collectibility of receivables at the time of shipment, we do not recognize the sale until the receivable is collected. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

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

GENERAL
-------

         The following table sets forth the net sales by product as a percentage of total net sales for the periods indicated:

=============================================== ========== ========== ========== ========== ========== ========== ==========
                                                                                                          YTD        YTD
PRODUCT LINE                                      2000       2001       2002       Q2-02      Q2-03      Q2-02      Q2-03
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
CLAVE(R)                                            71%        74%        67%        71%        54%        74%        60%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Custom I.V. Systems                                 12%        13%        17%        17%        22%        15%        17%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Punctur-Guard                                         -          -         1%          -         8%          -         6%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
CLC2000(R)                                           4%         3%         4%         5%         3%         4%         4%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Lopez Valve(R)                                       3%         2%         2%         2%         1%         2%         2%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
RF100-RF150 ("Rhino")                                5%         3%         2%         2%         3%         2%         2%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Protected Needle Products and Other                  5%         5%         3%         3%         2%         3%         2%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
License, royalty and revenue share                    -          -         4%          -         7%          -         7%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                              100%       100%       100%       100%       100%       100%       100%
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

         We believe the success of the CLAVE has motivated, and will continue to motivate others to develop one piece, swabbable, needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. In response to competitive pressure, we have been reducing prices to protect and expand our market. The price reductions to date have been more than offset by increased volume in the aggregate. We expect that the average price of our CLAVE products may continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

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

         We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business with products sold to medical product manufacturers and independent distributors. On February 27, 2001, we signed an agreement with Abbott under which we manufacture all new custom I.V. sets for sale by Abbott, and we jointly promote the products under the name SetSource(TM). We expect continuing significant increases in sales of custom I.V. systems under this agreement. We also launched efforts to contract with group purchasing organizations and independent dealer networks for inclusion of our products among those available to members of those entities. Custom I.V. systems accounted for approximately $9.5 million of net sales in the first six months of 2003, including net sales under the Abbott SetSource program of approximately $4.4 million. There is no assurance that either one of these initiatives will continue to succeed.

         In the fourth quarter of 2002 we acquired Bio-Plexus. Inc. for approximately $8.8 million, net of cash acquired, and Bio-Plexus has been included in our consolidated financial statements since October 31, 2002. Bio-Plexus's principal products are blood collection needles, under the Punctur-Guard name, that are designed to eliminate exposure to sharp, contaminated needles. Bio-Plexus's revenues in the first half of 2003 were $3.8 million, and its effect on net income was immaterial.

         We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. The original focus on labor-intensive production of custom I.V. systems was expanded to include all automated manufacturing operations in San Clemente, California and has most recently been expanded to include the Punctur-Guard manual and automated manufacturing in Connecticut. Manual assembly, except for that done in

Connecticut, is performed at our facility in Ensenada, Baja California, Mexico. Molding and automated assembly, except for that done in Connecticut, takes place in our San Clemente, California facility. We continue to make investments in automated molding and assembly equipment. In the third quarter of 2002 we commenced use of automated assembly equipment for the 1o2 Valve(R) and commenced use of automated assembly equipment for the CLC2000 in the fourth quarter of 2002. Throughout 2002, we added molding and automated assembly capacity for CLAVE production. In the third quarter of 2002 we commenced a significant expansion of our manual assembly capacity in Mexico; clean room and warehouse space was completed in June 2003, and we expect to complete construction and installation of an electron beam sterilizer in the third quarter of 2003. All these steps have reduced and will continue to reduce unit production costs. Ongoing steps also include automation of the production of new products and other products for which volume is growing. We have been considering establishment of production facilities outside North America for some time, and in June 2003 we acquired a manufacturer of I.V. sets in Italy. We continue to consider establishment of production facilities in other areas. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results.

         We distribute our products through three distribution channels. Net sales for each distribution channel were as follows:

=============================================== ========== ========== ========== ========== ========== ========== ==========
CHANNEL                                           2000       2001       2002       Q2-02      Q2-03       YTD        YTD
                                                                                                         Q2-02      Q2-03
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Medical product manufacturers                       74%        72%        73%        75%        73%        75%        75%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Independent domestic distributors                   21%        20%        19%        19%        24%        18%        22%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
International                                        5%         8%         8%         6%         3%         7%         3%
----------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total                                              100%       100%       100%       100%       100%       100%       100%
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


QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002
-----------------------------------------------------------------------

         NET REVENUES decreased $1,385,000, or approximately 6%, to $21,283,000 in the second quarter of 2003, compared to $22,668,000 during the same period last year.

         As explained below, the principal reason for the decrease in net revenues was a $4,573,000 decrease in CLAVE product sales across all distribution channels partially offset by the addition of the Punctur-Guard product line purchased in October 2002 ($1,682,000), increases in licenses and other non-product revenue ($1,419,000) and increases in custom I.V. system sales to Abbott ($1,120,000). Our quarterly results can fluctuate on a quarter-to-quarter basis as well as a year-to-year basis because of fluctuations in orders from our medical product manufacturer customers that may not reflect their current sales volumes and normal seasonal fluctuations due to lower censuses in healthcare facilities in summer months. For these reasons, it is particularly useful to consider our results for the first six months of 2003 as part of considering our results for the second quarter of 2003. We believe part of the decrease in CLAVE product sales in the second quarter of 2003 resulted in part from seasonal fluctuations, in part from the timing of sales to Abbott, and in part from the termination of CLAVE sales to B. Braun Medical Inc. ("B. Braun"). B. Braun is filling orders from inventory of CLAVE products, and we will not receive orders to replenish that inventory until such time as the customer orders from alternative CLAVE distribution channels.

         Net sales to Abbott in the second quarter of 2003 were $14,046,000, as compared with net sales of $14,591,000 in the second quarter of 2002. (Abbott sales discussed in this paragraph do not include export sales.) Net sales of CLAVE Products to Abbott, excluding custom CLAVE I.V. systems, decreased to $10,355,000 in the second quarter of 2003 from $12,135,000 in the second quarter of 2002 due principally to a decrease in unit volume because of the timing of orders. Sales to Abbott under the SetSource program approximated $2,369,000 in the second quarter of 2003 as compared with approximately $1,249,000 in the second quarter of 2002, a 90% increase almost entirely because of increased unit volume. We expect a substantial increase in CLAVE unit and dollar sales volume with Abbott through the balance of 2003, as well as a significant increase in SetSource unit and sales volume. Net sales of CLC2000 were $455,000 in the second quarter of 2003, a 25% decrease as compared with the second quarter of 2002 principally because of lower pricing. We expect sales of the CLC2000 to Abbott will increase in the future. Sales of the Rhino were virtually unchanged at approximately $500,000; sales of Rhino started to decline in early 2001, and while they have leveled off recently, we expect them to decline in the future as the market shifts to one piece, swabbable, needleless technology. There is no assurance as to the amount of any future sales to Abbott.

         In connection with the settlement in November 2002 of our contract litigation against B. Braun, we terminated the manufacture and supply agreement under which we sold CLAVE products to B. Braun effective December 31, 2002. We continue to vigorously pursue patent litigation that we brought against B. Braun in 2001. See Part II, Item 1. Legal Proceedings. As a result of the termination of the manufacture and supply agreement for CLAVE products, CLAVE product sales to B. Braun declined from $1,755,000 in the second quarter of 2002 to zero in the second quarter of 2003, and total net revenue from B. Braun was $274,000 in the second quarter of 2003, as compared to $2,291,000 in the second quarter of 2002. There will be no CLAVE product sales to B. Braun in the future. While the termination of the B. Braun CLAVE agreement could have an adverse effect on us, we do not believe that it will. We do expect to lose some sales unit volume to
B. Braun products that compete with CLAVE, but we believe many of B. Braun's customers prefer the CLAVE to B. Braun's products and that many of them will continue to buy CLAVE products through either Abbott or independent distributors when they are no longer available from B. Braun. To the extent that customers' needs are filled through independent distributors, we generate higher revenue and profit per CLAVE connector, because independent distributors purchase packaged sterilized products, often complete I.V. sets, from us at higher prices than the bulk nonsterile CLAVE sites which accounted for most of the CLAVEs that we sold to B. Braun. We have contracts to supply B. Braun a protected needle product, and B. Braun pays us under the Safeline revenue sharing agreement. We expect both of these revenue streams to continue to decrease as the market shifts to one piece, swabbable, needleless technology.

         Net sales to independent domestic distributors increased approximately 19% from $4,235,000 in the second quarter of 2002 to $5,040,000 in the second quarter of 2003. This increase in sales to independent distributors is attributed to the inclusion of $1,590,000 of Punctur-Guard sales, partially offset by reduced sales to independent distributors in all other product lines. Although the dollar amount of CLAVE product sales decreased, unit sales increased, which we believe is because of acquisition by our independent distributors of market share from B. Braun, and we expect a continued increase in unit sales of CLAVE products to independent domestic distributors. There is no assurance as to the amount of any future sales increases to the independent domestic distributors.

         Total sales to international distributors (excluding Canada) were $611,000 in the second quarter of 2003, as compared with $1,389,000 in the second quarter of 2002. The decrease was principally because of a decrease in CLAVE product sales as our distributors sold existing inventories. We expect continued weakness through the third quarter, but expect to resume growth in international sales in the fourth quarter of 2003 or the first quarter of 2004. We have distribution arrangements in the principal countries in Western Europe, the Pacific Rim and Latin America and in South Africa. Furthermore, we have been increasing the number of our international business development managers. We expect increases in sales to foreign distributors in the future, although there is no assurance that those expectations will be realized.

         Total net sales of CLAVE Products (excluding custom CLAVE I.V. systems) decreased to $11,527,000 in the second quarter of 2003 from $16,100,000 in the second quarter of 2002. Substantially all of the decrease was because of a decrease in unit shipments in all of our medical product manufacturer and International distribution channels, as described above: Abbott decreased $1,800,000, B. Braun decreased $1,755,000 and International decreased $898,000. Independent domestic distributors' sales decreased $143,000, notwithstanding an increase in unit volume, and was the only distribution channel experiencing any significant price decreases. We expect continued significant growth in CLAVE unit and dollar sales volume in the second half of 2003, notwithstanding the termination of distribution to B. Braun because of the growth that we expect in our other distribution channels. However, we give no assurance that the expectations will be realized.

         We believe that sales of CLAVE products to B. Braun, which were terminated as of December 31, 2002, will ultimately be replaced in part as independent distributors and Abbott commence sales to customers who will no longer be able to obtain CLAVE products from B. Braun. We do not know how much CLAVE product inventory B. Braun had at the end of 2002 or how much of it they had sold by June 30, 2003. We believe that they were still filling customer orders for CLAVE product at June 30, 2003. Further, we believe that because B. Braun continued to supply customers from inventory, customers were not forced to switch to other distribution sources, and the decline in sales to B. Braun has not yet been replaced. As B. Braun exhausts its inventory of CLAVE products, we may experience an increase in sales of CLAVE products as Abbott and the independent distributors build inventory of CLAVE products to service their new customers. While we anticipate that it may occur in the second half of 2003, we give no assurance that our expectations will be realized.

         In October 2001, we commenced production of the "MicroCLAVE(R)." It is smaller than the existing CLAVE but is functionally similar. We will initially market it as an extension of the CLAVE product line for use where its smaller size is advantageous, such as pediatric care. Sales are included in CLAVE product sales.

         Net sales of custom I.V. systems were $4,619,000 in the second quarter of 2003 compared to $3,880,000 in the second quarter of 2002, a $739,000, or 19%, increase. The SetSource program with Abbott accounted for about $1,120,000 of the increase, partially offset by a decrease in sales by independent distributors because of a change in the sales mix to less expensive I.V. sets.

         We acquired the Punctur-Guard product line and technology with the purchase of Bio-Plexus on October 31, 2002. We now produce the Punctur-Guard line of products and also license the technology to two medical device manufacturers for use in catheters. We spent most of the first half making improvements on the Punctur-Guard products and manufacturing processes. Pending completion of those efforts, we did not actively promote sales of those products. Improvements were completed on the Winged Set products and they were re-launched on March 1, 2003. Improvements on the blood collection needles are ongoing. Sales of Punctur-Guard products (excluding royalties) were $1,682,000 in the second quarter of 2003 as compared to $1,618,000 in the first quarter of 2003. We expect sales of those products to increase in the future, but we give no assurance that such increases will be achieved.

         The 1o2 Valve is the first one-way or two-way drug delivery system in the marketplace. In the third quarter of 2002, we began using automated assembly equipment that will enable us to better meet demand for the 1o2 Valve. We are selling the 1o2 Valve only as a part of our custom I.V. systems, and sales, which are included in that category, were approximately $740,000 in the second quarter of 2003, as compared with approximately $740,000 in the first quarter of 2003.

         Net sales of the CLC2000 were $723,000 in the second quarter of 2003, a $383,000, or 35%, decrease from the second quarter of 2002, principally because of lower pricing on sales to Abbott and lower unit volumes in other distribution channels. We expect sales of the CLC2000 to increase moderately in the second half 2003 and later years, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Net sales of the Lopez Valve decreased 23% in the second quarter compared to the same period last year principally because of lower unit volume sold to independent domestic distributors. We believe that the focus of the sales and marketing efforts of our personnel and those of our distributors on other products has and may continue to dilute sales of the Lopez Valve and may contribute to quarterly fluctuations, but we do expect modest sales increases throughout the balance of 2003.

         Net sales of protected needle products are no longer significant. We discontinued the Click Lock and Piggy Lock products in the first quarter of 2003. The remaining protected needle product is the McGaw Protected Needle, and we expect its sales will continue to decline as the market shifts to one piece, swabbable, needleless technology.

         Other revenue consists of license, royalty and revenue share income, and has been presented separately in our financial statements since the fourth quarter of 2002. The principal component in the second quarter of 2003 was an initial payment on a license to use certain of our patents of $988,000. The remainder of the $1,419,000 was ongoing royalties for use of Punctur-Guard technology and Safeline revenue share payments from B. Braun. We expect to receive ongoing royalties for the use of Punctur-Guard technology and SafeLine revenue share payments from B. Braun, which have been aggregating approximately $450,000 per quarter, as well as additional payments under another license of approximately $240,000 per quarter for four years starting in the first quarter of 2004. We may receive other license fees or royalties in the future for the use of our technology. We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

         GROSS MARGIN for the second quarter of 2003, calculated on net sales and excluding other revenue, was 54% as compared to 59% for the second quarter of 2002. The following factors caused a decline in the gross margin in the second quarter: (i) inclusion of Bio-Plexus which has a lower gross margin than the average for our other products, (ii) lower gross margin on international sales because of price reductions, (iii) a shift in the product mix to a greater proportion of bulk non-sterile product which has a lower margin than the average for our other products, and (iv) exclusion of Safeline revenue share payments from net sales (now included in other revenue). We expect gross margins for the entire year 2003 to be somewhat lower than the 57% recorded in 2002. If Bio-Plexus has a significant increase in sales before production improvements are made, there could be a near-term adverse effect on overall gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"), excluding research and development expenses, increased $127,000, or 2%, to $5,543,000, and was approximately 26% of revenue in 2003 as compared with 24% of revenue in 2002. The increase was because of the inclusion of Bio-Plexus and increased administrative costs, partially offset by savings in sales and marketing costs principally from internal organizational changes and other reductions in expenses. We expect to add sales and administrative personnel as 2003 progresses, and those personnel and related costs will cause a modest increase in total SG&A costs, which we expect to be 22% to 24% of total revenue for the entire year 2003. However, actual costs may differ from our expectations.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased in the second quarter of 2003 by $191,000 to $537,000, and were approximately 2.5% of revenues in the second quarter of 2003 as compared with 1.5% in the second quarter of 2002. The principal increase was on product development for the Punctur-Guard product line to make improvements that we felt were necessary to successfully market and sell the products. We estimate that R&D costs for the remainder of 2003 will be at approximately the same percentage of total revenue as in 2002. However R&D costs could differ from those estimates and the R&D may not be completed as expected.

         We launched an infusion device using Punctur-Guard technology in the second quarter of 2003. These devices will be used for short-term intravenous administration therapy.

         We plan to launch, in limited markets, a new I.V. connector currently under development. We expect to apply later in 2003 to the FDA under Section 510(k) of the FDC Act for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that we will launch this new product, or that it will achieve sales if and when we commence marketing it.

         INCOME FROM OPERATIONS decreased $1,519,000 or 20% and was 28% of net revenues in the second quarter of 2003, as compared with 33% in the second quarter of 2002. Gross profit, including license, royalty and revenue share income, decreased 9% over that in 2002, while operating expenses increased 6%, causing a decrease in the operating margin that was disproportionately high in relation to the six percent decrease in net revenues.

         INVESTMENT INCOME decreased in the second quarter of 2003 as compared with the second quarter of 2002, because of a decrease in the investment portfolio and declines in interest rates.

         INCOME TAXES were accrued at an effective tax rate of 38.4% in the second quarter of 2003, as compared with 37% in the second quarter of 2002. The increase is principally because of a one percentage point increase in the estimated federal tax rate applicable to the Company and a decline in tax exempt income as a percentage of taxable income. We expect our effective tax rate to be approximately 38.4% for the entire year 2003.

         NET INCOME decreased 22% to $3,899,000 in the second quarter of 2003 as compared with $4,998,000 in the comparable period last year, principally because of the decrease in income from operations. NET INCOME PER SHARE - DILUTED decreased $0.06, or 19%, in the second quarter of 2003 from the second quarter of 2002.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------

         NET REVENUES increased $8,486,000, or approximately 19%, to $52,059,000 in the first six months of 2003 compared to $43,573,000 during the same period last year. The increase was primarily attributable to a $2,616,000, or 38%, increase in sales of custom I.V. systems, the inclusion of $3,323,000 of Punctur-Guard product sales from the company bought last year, and $3,459,000 of non-product income related to use by others of our technology.

         Net sales to Abbott in the first half of 2003 were $34,751,000, as compared with net sales of $28,560,000 in the first half of 2002. Net sales of CLAVE Products to Abbott, excluding custom CLAVE I.V. systems increased to $27,697,000 in the first half of 2003 from $24,476,000 in the first half of 2002 principally due to an increase in unit volume. Sales to Abbott under the SetSource program approximated $4,448,000 in the first half of 2003 as compared with $2,104,000 in the first half of 2002.

         Net revenue from B. Braun was $686,000 in the first half of 2003, as compared with $3,951,000 in the first half of 2002. CLAVE product sales to B. Braun in the first half of 2002 were $3,122,000, but less than $100,000 in the first half of 2003. As discussed above, there will be no CLAVE product sales to
B. Braun in the future.

         Net sales to independent domestic distributors increased approximately $3,712,000, or 48%, from $7,706,000 in the first half of 2002 to $11,418,200.
This is attributed to the inclusion of Punctur-Guard sales of $3,138,000 during the first half of 2003, and increases in sales of all the other principal product lines. Independent domestic distributors had a 26% increase in CLAVE product sales on an increase in unit volume of approximately 50%, partially offset by a reduction in average sales prices. We believe the increased CLAVE product sales reflects acquisition of market share from B. Braun.

         Total sales to foreign distributors (excluding Canada) were $1,820,000 in the first half of 2002, as compared with $3,071,000 in the first half of 2001. The decrease is almost entirely accounted for by a decrease in CLAVE product sales as the timing of distributor orders was adversely impacted by their reduction of inventory levels.

         Total sales of CLAVE Products (excluding custom CLAVE I.V. systems) decreased from $32,141,000 in the first half of 2002 to $31,054,000 in the first half of 2003, or 3%. CLAVE product sales to Abbott increased 13%, principally due to increased unit volume. Independent domestic distributors had a 26% increase in CLAVE product sales. These were partially offset by the absence of CLAVE product sales to B. Braun of approximately $3 million, before the effect of sales to former B. Braun customers filled through other distribution channels, and the decline in International CLAVE product sales.

         Net sales of custom and generic I.V. systems increased approximately 38% to $9,513,000 in the first half of 2003 over those in the first half of 2002. Most of the increase was in the Abbott SetSource program. Unit volume accounted for the majority of the increase.

         Net sales of the CLC2000 increased from $1,601,000 in the first half of 2002 to $1,889,000 in the first half of 2003. Independent domestic distributors accounted for most of the net increase on increased unit sales.

         Net sales of the Lopez Valve increased 19% in the first half of 2003, principally because of an increase in unit sales to Bard Medical, which has a contract to distribute the Lopez Valve.

         GROSS MARGIN, calculated on net sales and excluding other revenue, was 54% for the first six months of 2003 as compared to 59% during the first six months of 2002. The reasons for the decrease in gross margin for the first half of the year are essentially the same as for the second quarter, with the additional factor of some non-recurring production expenses in the first quarter of 2003.

         SG&A excluding research and development expenses, increased by $975,000 to $11,630,000, and were 22% of revenues in the first half of 2003, as compared with 24% in the first half of 2002. The net increase was because of the inclusion of Bio-Plexus offset by savings in sales and marketing costs.

         R&D increased for the first half of 2003 by approximately 55% principally because of product development expenditures for the Punctur-Guard product line.

         INCOME FROM OPERATIONS increased $2,868,000, or 20%, principally because of the increase in net revenue; the decrease in the gross margin as a percentage of net sales was offset by other revenues and a low rate of growth in operating expenses in relation to growth in total revenue. The operating margin was 33% of revenues in the first half of both years.

         INVESTMENT INCOME decreased $170,000, or 23%, as compared with the first half of 2002, notwithstanding an increase in the average investment portfolio in the first half of 2003 compared with the first half of 2002. This was because of the effect of declines in interest rates since the beginning of 2001.

         INCOME TAXES were accrued at an effective tax rate of 38.4% in the first half of 2003 as compared to 37% in the first half of 2002.

         NET INCOME increased $1,448,000, or 15%, to $10,969,000 as compared with $9,521,000 for the first six months of 2002. NET INCOME PER SHARE - diluted increased 16% to $0.72 per share in the first six months of 2003 as compared with $0.62 for the first six months of 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first half of 2003, our working capital decreased $10,972,000 to $91,592,000. The decrease was principally because purchases of treasury stock, investment in property and equipment, acquisitions and new finance loans exceeded working capital generated by operations. During the six months ended June 30, 2003, our cash and cash equivalents and investment securities position decreased $18,932,000 to $69,533,000 from $88,465,000 at December 31, 2002. Cash provided by operating activities and the exercise of stock options (including the stock purchase program) totaling $10.9 million was more than offset by the $10.3 million spent on purchasing our stock, $7.1 million of capital expenditures, $7.1 million of finance loans and $5.3 million on acquisitions.

         We expect that sales of our products will continue to grow in 2003. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including increased capital expenditures, our working capital requirements may increase in the foreseeable future.

         Inventories increased from $5,749,000 at December 31, 2002 to $7,267,000 at June 30, 2003. The increase of $1,518,000 is solely related to inventory at Bio-Plexus acquired in October 2002 and the manufacturer in Italy acquired in June 2003.

         We currently estimate that capital expenditures for property and equipment will be approximately $12 million in 2003 (excluding any acquisitions). We expect that $4 million will be spent on completion of the $7.2 million expansion in Mexico, including an electron-beam sterilizer, $6.8 million on molds, molding equipment and automated assembly equipment, and $1.2 million on computers and software. Of those amounts, approximately $7 million has been incurred, approximately $3 million was committed under contracts at June 30, 2003, and we expect to commit the balance later in 2003. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

         We are currently evaluating the design and capacity of our manufacturing facilities. We estimate that our current facilities and additions in process will be adequate through 2003, but that production after 2003 will require additional clean room facilities for molding and automated assembly. We expect to decide later in the year how to meet the need for additional facilities and the location of additional clean room facilities for molding and automated assembly.

         In the first half of 2003, we purchased 376,792 shares of our common stock for $10.3 million. Since then, through August 5, 2003, we have purchased an additional 212,500 shares for $5.0 million. Until those purchases, we had not purchased treasury stock since October 1999, except for a small amount in March 2000. We may purchase additional shares in the future. However, future purchases, if any, will depend on market conditions and other factors.

         On April 15, 2003, we announced that we were considering payment of a dividend. Since then, we have determined that we will not take any action to pay a dividend, but will consider additional purchases of our stock on the market.

         ICU Finance, Inc. is a wholly owned consolidated subsidiary that we established in 2002 as a licensed commercial lender to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. Loans are made only to credit-worthy customers on a fully secured basis. It has $7,114,000 loans outstanding, most of which were made in June 2003. Scheduled maturities are: remainder of 2003 $716,000; 2004 $1,583,000; 2005 $1,234,000; 2006 $1,151,000; 2007 $1,157,000 and 2008
$1,273,000. Weighted average maturity (principal and interest) at June 30, 2003 is 2.3 years and the weighted average interest rate is 4.8%.

         We have a large cash and liquid investment position generated from profitable operations and stock sales, principally from the exercise of employee stock options. We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and take advantage of acquisition opportunities that may arise. Our primary investment goal is capital preservation, so, as further described below in "Quantitative and Qualitative Disclosures about Market Risk," our liquid investments have very little credit risk or market risk.

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


FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are "forward looking statements," and we identify them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, future license, royalty and revenue share income, production costs, gross margins, SG&A, and R&D expense and income taxes;
o factors affecting operating results, such as shipments to specific customers, product mix, selling prices, warranty claims, rebates, returns, the market shift to needleless products, future increases or decreases in sales of certain products, impact of safety legislation, achievement of business expansion goals, development of innovative systems capabilities, introduction and sales of new products, manufacturing efficiencies, labor costs, unit production costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, expansion of markets and the need for additional facilities, business seasonality, customer ordering patterns, and the effect of accounting pronouncements;
o new or extended contracts with manufacturers and buying organizations, and dependence on a small number of customers, effect of termination of B. Braun CLAVE agreement;
o regulatory approval and outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and working capital requirements, changes in accounts receivable and inventories, capital expenditures, acquisitions of other businesses or product lines, and common stock repurchases.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

         In June 2003, we made a number of commercial loans, which brought the total outstanding to $7.1 million. Loans are made only to credit worthy parties on a fully secured basis and we plan to hold the loans until maturity or payoff. Maturities are five years or less and the weighted average maturity (principal and interest payments) is 2.3 years. Because of the relatively small amount of the commercial loans, market risk is not significant to our financial statements.


ITEM 4.   CONTROLS AND PROCEDURES
---------------------------------

         Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Regulations 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) within 90 days of filing this Report, that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the principal executive officer's and principal financial officer's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Inapplicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------

Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The following is a description of matters submitted to a vote of our stockholders at our annual Meeting of Stockholders held on June 13, 2003:

         A. Jack W. Brown and Richard H. Sherman, M.D. were elected as directors to hold office until the 2006 Annual Meeting. Votes cast for and withheld with respect to the nominee were as follows:

                                                 Votes For       Votes Withheld
                                                 ---------       --------------
                  Jack W. Brown                  12,077,730          511,882
                  Richard H. Sherman, M.D.       12,096,506          493,462

                  The terms of the following directors were continued after the Annual Meeting: John J. Connors, Michael T. Kovalchik, III, M.D., George A. Lopez, M.D., Joseph R. Saucedo, and Robert S. Swinney, M.D.

         B. A proposal to approve the 2003 Stock Option Plan was approved. Votes cast were as follows:

                     For           Against         Abstain      Broker Non-Vote
                  ---------      ----------        -------      ----------------
                  5,767,360      5,554,412          57,288           1,210,552

         C. A proposal to ratify the selection of Deloitte & Touche LLP as our auditors was approved. Votes cast were as follows:

                     For           Against         Abstain      Broker Non-Vote
                  ---------      ----------        -------      ----------------
                  12,514,711        26,287          48,614            -0-

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits:

Exhibit 31: Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32: Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

The Registrant filed the following Report on Form 8-K during the quarter for which this Report is filed:

Item 5 - April 15, 2003

Item 5 - June 23, 2003

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                     Date: August 8, 2003
----------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)