Form 10-Q
period 2003-09-30
ICU MEDICAL INC/DE
filed 2003-11-12
CIK 883984

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

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

                      Yes XXX                  No____
                          ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

                       Class                   Outstanding at October 31, 2003
                       -----                   -------------------------------
                       Common                             13,650,003

                                            ICU MEDICAL, INC.

                                                  INDEX

PART I - FINANCIAL INFORMATION                                                               PAGE NUMBER
------------------------------                                                               -----------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

Condensed Consolidated Balance Sheets, September 30, 2003 and
December 31, 2002                                                                                 3

Condensed Consolidated Statements of Income for the three months ended
September 30, 2003 and 2002                                                                       4

Condensed Consolidated Statements of Income for the nine months ended
September 30, 2003 and 2002                                                                       5

Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2003 and 2002                                                                       6

Notes to Condensed Consolidated Financial Statements                                              7

ITEM 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                        9

ITEM 3.
-------

Quantitative and Qualitative Disclosures About Market Risk                                       20

ITEM 4.
-------

Controls and Procedures                                                                          21


PART II - OTHER INFORMATION                                                                      22
---------------------------

SIGNATURES                                                                                       23

                                                   2

                                            ICU MEDICAL, INC.
                                  Condensed Consolidated Balance Sheets
                                 September 30, 2003 and December 31, 2002
                           (all dollar amounts in thousands except share data)
                                               (unaudited)

                                                  ASSETS

                                                                                 9/30/03        12/31/02
                                                                                ----------     ----------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   5,639      $   4,165
    Liquid investments                                                             65,475         84,300
                                                                                ----------     ----------
          Cash and liquid investments                                              71,114         88,465
    Accounts receivable, net of allowance for doubtful accounts of $639 and
          $665 as of September 30, 2003 and December 31, 2002, respectively        15,828         16,633
    Finance loans receivable - current portion                                      1,533             --
    Inventories                                                                     4,680          5,749
    Prepaid income taxes                                                            3,851             --
    Prepaid expenses and other                                                      2,438          1,652
    Deferred income taxes - current portion                                         1,599          1,710
                                                                                ----------     ----------
               Total current assets                                               101,043        114,209
                                                                                ----------     ----------

PROPERTY AND EQUIPMENT, at cost:                                                   70,686         58,958
  Less--Accumulated depreciation                                                  (28,850)       (24,350)
                                                                                ----------     ----------
           Property and equipment, net                                             41,836         34,608
                                                                                ----------     ----------
FINANCE LOANS RECEIVABLE                                                            4,976             --
DEFERRED INCOME TAXES                                                               3,282          4,313
INTANGIBLE ASSETS, net                                                              4,410          3,352
OTHER ASSETS                                                                          508            550
                                                                                ----------     ----------
                                                                                $ 156,055      $ 157,032
                                                                                ==========     ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                            $   3,301      $   5,046
    Accrued liabilities                                                             5,991          6,599
                                                                                ----------     ----------
               Total current liabilities                                            9,292         11,645
                                                                                ----------     ----------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $1.00 par value
       Authorized -- 500,000 shares, issued and outstanding -- none                    --             --
    Common stock, $0.10 par value-
       Authorized -- 80,000,000 shares, issued -- 14,114,759 and 14,087,026
       shares at September 30, 2003 and December 31, 2002, respectively             1,411          1,409
    Additional paid-in capital                                                     63,750         63,284
    Treasury stock, at cost -- 549,218 shares at September 30, 2003               (14,236)            --
    Retained earnings                                                              95,838         80,694
                                                                                ----------     ----------
               Total stockholders' equity                                         146,763        145,387
                                                                                ----------     ----------
                                                                                $ 156,055      $ 157,032
                                                                                ==========     ==========

         The accompanying notes are an integral part of these consolidated financial statements.

                                                    3

                                ICU MEDICAL, INC.
                   Condensed Consolidated Statements of Income
                           For the Three Months Ended
                    September 30, 2003 and September 30, 2002
        (all dollar amounts in thousands except share and per share data)
                                   (unaudited)


                                                     For the Three Months Ended
                                                   -----------------------------

                                                      9/30/03          9/30/02
                                                   ------------     ------------

REVENUES
        Net Sales                                  $    25,016      $    20,105
        Other                                              508               --
                                                   ------------     ------------
TOTAL REVENUE                                           25,524           20,105
                                                   ------------     ------------

COST OF GOODS SOLD                                      13,246            8,541

                                                   ------------     ------------
        Gross profit                                    12,278           11,564
                                                   ------------     ------------

OPERATING EXPENSES:
     Selling, general and administrative                 5,387            4,743
     Research and development                              419              384

                                                   ------------     ------------
        Total operating expenses                         5,806            5,127
                                                   ------------     ------------

        Income from operations                           6,472            6,437

INVESTMENT INCOME                                          313              339
                                                   ------------     ------------

        Income before income taxes                       6,785            6,776

PROVISION FOR INCOME TAXES                               2,610            2,500
                                                   ------------     ------------

NET INCOME                                         $     4,175      $     4,276
                                                   ============     ============

NET INCOME PER SHARE
        Basic                                      $      0.31      $      0.31
        Diluted                                    $      0.28      $      0.28
                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                       13,603,733       13,895,280
        Diluted                                     14,805,056       15,375,757
                                                   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ICU MEDICAL, INC.
                   Condensed Consolidated Statements of Income
                            For the Nine Months Ended
                    September 30, 2003 and September 30, 2002
        (all dollar amounts in thousands except share and per share data)
                                   (unaudited)


                                                     For the Nine Months Ended
                                                   -----------------------------

                                                      9/30/03          9/30/02
                                                   ------------     ------------

REVENUES
        Net Sales                                  $    73,616      $    63,678
        Other                                            3,967               --
                                                   ------------     ------------
TOTAL REVENUE                                           77,583           63,678
                                                   ------------     ------------

COST OF GOODS SOLD                                      35,418           26,429

                                                   ------------     ------------
        Gross profit                                    42,165           37,249
                                                   ------------     ------------

OPERATING EXPENSES:
     Selling, general and administrative                17,017           15,398
     Research and development                            1,427            1,033

                                                   ------------     ------------
        Total operating expenses                        18,444           16,431
                                                   ------------     ------------

        Income from operations                          23,721           20,818

INVESTMENT INCOME                                          883            1,079
                                                   ------------     ------------

        Income before income taxes                      24,604           21,897

PROVISION FOR INCOME TAXES                               9,460            8,100
                                                   ------------     ------------

NET INCOME                                         $    15,144      $    13,797
                                                   ============     ============

NET INCOME PER SHARE
        Basic                                      $      1.10      $      1.01
        Diluted                                    $      1.00      $      0.90
                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
        Basic                                       13,790,843       13,710,168
        Diluted                                     15,073,761       15,281,644
                                                   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        ICU MEDICAL, INC.
                         Condensed Consolidated Statements of Cash Flows
                                    For the Nine Months Ended
                            September 30, 2003 and September 30, 2002
                                (all dollar amounts in thousands)
                                           (unaudited)

                                                                     For the Nine Months Ended
                                                                  -------------------------------

                                                                     9/30/03           9/30/02
                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $     15,144      $     13,797
Adjustments to reconcile net income to net cash
     Provided by operating activities --
     Depreciation and amortization                                       5,105             3,748
     Net change in current assets and liabilities, and other,
        net of acquisitions                                             (2,120)           (7,711)
                                                                  -------------     -------------
                                                                        18,129             9,834

     Tax benefits from exercise of stock options                           275             8,141

                                                                  -------------     -------------
     Net cash provided by operating activities                          18,404            17,975
                                                                  -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                (9,631)           (8,446)
     Net change in liquid investments                                   18,825           (15,824)
     Cash payments in connection with acquisitions                      (5,572)               --
     Advances under finance loans, net                                  (6,509)               --

                                                                  -------------     -------------
     Net cash used in investing activities                              (2,887)          (24,270)
                                                                  -------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                               719             7,663
     Proceeds from employee stock purchase plan                            561                --
     Purchase of treasury stock                                        (15,323)               --

                                                                  -------------     -------------
     Net cash provided by (used in) financing activities               (14,043)            7,663
                                                                  -------------     -------------


NET INCREASE  IN CASH AND CASH EQUIVALENTS                               1,474             1,368


CASH AND CASH EQUIVALENTS, beginning of the period                       4,165             3,901
                                                                  -------------     -------------

CASH AND CASH EQUIVALENTS, end of the period                      $      5,639      $      5,269
                                                                  =============     =============

     The accompanying notes are an integral part of these consolidated financial statements.

                                                6

                                ICU MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                        (All dollar amounts in thousands)
                                   (unaudited)

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

NOTE 2:  Inventories consisted of the following:

                                                 9/30/03         12/31/02
                                               -----------     -----------
               Raw material                    $    3,202      $    3,302
               Work in process                        733             534
               Finished goods                         745           1,913
                                               -----------     -----------
               Total                           $    4,680      $    5,749
                                               ===========     ===========

NOTE 3:  Property and equipment, at cost, consisted of the following:

                                                  9/30/03        12/31/02
                                               -----------     -----------
               Land, building and building
                   improvements                $    21,233     $    15,197
               Machinery and equipment              24,314          19,142
               Furniture and fixtures                5,579           5,343
               Molds                                13,740           9,534
               Construction in process               5,820           9,742
                                               -----------     -----------
               Total                           $    70,686     $    58,958
                                               ===========     ===========

NOTE 4: Finance loans receivable are commercial loans by ICU Finance, Inc., a wholly-owned consolidated subsidiary. We plan to hold the loans to maturity or payoff. They are carried at their outstanding principal amount, and will be reduced for an allowance for credit losses and charge offs if any such reductions are determined to be necessary in the future. Interest is accrued as earned based on the stated interest rate and amounts outstanding. Loan fees and costs have not been material. Scheduled maturities are: remainder of 2003 $406,000; 2004 $1,362,000; 2005 $1,336,000; 2006 $1,306,000; 2007 $1,289,000 and
2008 $810,000. Weighted average maturity (principal and interest) at September 30, 2003 is 2.2 years and the weighted average interest rate is 4.7%. In October 2003, we decided to discontinue new lending activities; we will honor existing lending commitments; unfunded commitments were approximately $6.1 million at September 30, 2003.

NOTE 5: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Our dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value during this period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,201,323 and 1,480,477 for the three months ended September 30, 2003 and 2002, respectively and 1,282,918 and 1,571,476 for the nine months ended September 30, 2003 and 2002, respectively. Options that are anti-dilutive because their average exercise price exceeded the average market price of our common stock for the period approximated 810,000 and 210,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately 555,000 and 145,000 for the nine months ended September 30, 2003 and 2002, respectively.

         At the 2003 Annual Meeting of Stockholders, the 2003 Stock Option Plan, under which 1,500,000 common shares were reserved for issuance to employees, was approved. Shares reserved for issuance under all of our stock plans at September 30, 2003 are: 1993 Stock Incentive Plan 197,759; 2003 Stock Option Plan 1,500,000; 2001 Directors' Stock Option Plan 581,250; 2002 Employee Stock Purchase Plan 727,507.

         We account for our stock options granted to employees and directors under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," and do not recognize compensation expense because the exercise price of the options equals the fair market value of the underlying shares at the date of grant or, as to the 2002 Employee Stock Purchase Plan, the plan is non-compensatory under the provisions of APB Opinion No. 25. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that Statement. The fair value for options granted in 2003 and 2002 was estimated as of the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating fair value of fully transferable traded options with no vesting restrictions, and, similar to other option valuation models, requires use of highly subjective assumptions, including expected stock price volatility. The characteristics of our stock options differ substantially from those of traded stock options, and changes in the subjective assumptions can materially affect estimated fair values; therefore, in Management's opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock options. The following information is provided pursuant to SFAS No. 123, as amended. The pro forma adjustment reflects stock-based compensation cost calculated under the fair value method, net of related tax effects, calculated pursuant to SFAS No. 123.

                                                        Quarter ended September 30,      Nine months ended September 30,
                                                       -----------------------------     -------------------------------
                                                           2003              2002            2003              2002
                                                       -----------       -----------     ------------      ------------
           Net Income, as reported..........           $4,175,000        $4,276,000      $15,144,000       $13,797,000
           Pro forma adjustment.............           $1,224,000        $1,873,000      $ 3,863,000       $ 4,550,000
                                                       -----------       -----------     ------------      ------------
           Net Income, pro forma............           $2,951,000        $2,403,000      $11,281,000       $ 9,247,000
                                                       ===========       ===========     ============      ============

           Net Income per share.............
                         Basic, as reported                 $0.31             $0.31            $1.10             $1.01
                         Diluted, as reported               $0.28             $0.28            $1.00             $0.90

                         Basic, pro forma                   $0.22             $0.18            $0.84             $0.69
                         Diluted, pro forma                 $0.20             $0.16            $0.76             $0.62

NOTE 6: The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income and state tax credits.

NOTE 7: We had revenues equal to ten percent or greater of total net revenues from two customers, as follows:

                                    Quarter ended September 30,       Nine Months ended September 30,
                                    ----------------------------      -------------------------------
                                          2003           2002                2003            2002
                                          ----           ----                ----            ----
         Abbott Laboratories              65%            61%                 67%             64%
         B. Braun Medical Inc.             1%            11%                  1%             10%

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

NOTE 9: In the fourth quarter of 2002, we acquired Bio-Plexus. Inc. for approximately $8.8 million (before expenses), net of cash acquired, and Bio-Plexus has been included in our consolidated financial statements since October 31, 2002. Bio-Plexus's principal products are blood collection needles, under the Punctur-Guard(R) name, that are designed to eliminate exposure to sharp, contaminated needles.

         Bio-Plexus's revenues in the third quarter of 2003 and the first nine months of 2003 were $1.9 million and $5.7 million, respectively, and its effect on net income was immaterial for both periods. Unaudited pro forma combined revenues of the Company and Bio-Plexus for the third quarter and nine months of 2002, assuming the acquisition occurred on January 1, 2002, were $22,348,000 and $69,871,000, respectively; the pro forma effect on net income was immaterial for both periods.

         In June 2003, we acquired the assets of two affiliated manufacturers of intravenous therapy systems located in northern Italy for a cash payment of approximately $4.3 million. Principal assets acquired are assembly facilities and related equipment and inventories and amortizable intangible assets of approximately $1.3 million. The acquired assets and related operating results are included in our consolidated financial statements since June 30, 2003. Their effect on our financial statements is immaterial.



       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         We develop, manufacture, sell and distribute disposable medical connection products. Our principal products are proprietary safe medical connection devices for use in intravenous ("I.V.") therapy applications and custom I.V. systems that incorporate our proprietary products and, since October 31, 2002, blood collection needles.

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


GENERAL

         The following table sets forth the net revenues by product as a percentage of total net sales for the periods indicated:

================================================== ========== ========== ========= ========== ========== ========== ==========
                                                                                                            YTD        YTD
PRODUCT LINE                                         2000       2001       2002      Q3-02      Q3-03      Q3-02      Q3-03
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
CLAVE(R)                                               71%        74%       67%        69%        55%        72%        58%
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Custom and Generic I.V. Systems                        12%        13%       17%        20%        26%        17%        21%
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Punctur-Guard(R)                                        -          -         1%         -          6%         -          6%
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
CLC2000(R)                                              4%         3%        4%         4%         4%         4%         4%
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Other Products                                         13%        10%        7%         7%         7%         7%         6%
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
License, royalty and revenue share                      -          -         4%         -          2%         -          5%
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Total                                                 100%       100%      100%       100%       100%       100%       100%
================================================== ========== ========== ========= ========== ========== ========== ==========

         Most custom I.V. systems include one or more CLAVEs. Total CLAVE sales including custom I.V. systems were 77% of net revenue in 2002, and 81% and 73% of net revenue in the third quarters of 2002 and 2003, respectively, and 82% and 73% for the first nine months of 2002 and 2003, respectively.

         We sell our products to independent distributors and through agreements with Abbott Laboratories ("Abbott") (the "Abbott Agreements") and certain other medical product manufacturers. Most independent distributors handle the full line of our products. Abbott purchases CLAVE products, principally bulk, non-sterile connectors. Abbott also purchases custom I.V. sets, the CLC2000, and the Rhino, a low-priced connector specifically designed for Abbott. The Abbott Agreements extend to December 2009 and have extension provisions beyond 2009. We also sell certain other products to a number of other medical product manufacturers.

         In August 2003, Abbott announced that it plans to spin-off its core Hospital Products Business to its stockholders in a new, independent entity. The Hospital Products Business accounts for virtually all of our sales to Abbott. We believe the spin-off is a positive development for us and will result in new business opportunities with the new Hospital Products Company.

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

         We believe the success of the CLAVE has motivated, and will continue to motivate others to develop one piece, swabbable, needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. In response to competitive pressure, we have been reducing prices to protect and expand our market, although overall pricing has been stable recently. The price reductions to date have been more than offset by increased volume. We expect that the average price of our CLAVE products may continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

         The federal Needlestick Safety and Prevention Act, enacted in November 2000, modified standards promulgated by the Occupational Safety and Health Administration to require employers to use safety I.V. systems where appropriate to reduce risk of injury to employees from needlesticks. We believe this law has had and will continue to have a positive effect on sales of our needleless systems, although we are unable to quantify the current or anticipated effect of the law on our sales.

         We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business with products sold to medical product manufacturers and independent distributors. Under one of our Abbott agreements, we manufacture all custom I.V. sets for sale by Abbott and jointly promote the products under the name SetSource(TM). We expect continuing significant increases in sales of custom I.V. systems under this agreement. We also contract with group purchasing organizations and independent dealer networks for inclusion of our custom I.V. system products among those available to members of those entities. Custom I.V. systems accounted for approximately $15.2 million of net sales in the first nine months of 2003, including net sales under the Abbott SetSource program of approximately $7.5 million. There is no assurance that either one of these initiatives will continue to succeed.

         In the fourth quarter of 2002 we acquired Bio-Plexus. Inc. for approximately $8.8 million (before expenses), net of cash acquired, and Bio-Plexus has been included in our consolidated financial statements since October 31, 2002. Bio-Plexus's principal products are blood collection needles, under the Punctur-Guard name, that are designed to eliminate exposure to sharp, contaminated needles. Bio-Plexus's revenues in the first nine months of 2003 were $5.7 million, and its effect on net income was immaterial.

         We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. The original focus on labor-intensive production of custom I.V. systems was expanded to include all automated manufacturing operations in San Clemente, California and the Punctur-Guard manual and automated manufacturing in Connecticut. Manual assembly is performed at our facility in Ensenada, Baja California, Mexico and our new manufacturing facility in Roncanova de Gazzo, Italy. Molding and automated assembly, except for that done in Connecticut, takes place in our San Clemente, California facility. In the third quarter of 2002 we commenced use of automated assembly equipment for the 1o2 Valve(R) and commenced use of automated assembly equipment for the CLC2000 in the fourth quarter of 2002. Throughout 2002 and through mid 2003 we added molding and automated assembly capacity for CLAVE production. In the third quarter of 2002 we commenced a significant expansion of our manual assembly capacity in Mexico; clean room and warehouse space was completed in June 2003, and we expect to complete construction and installation of an electron beam sterilizer by the end of 2003. All these steps have reduced and will continue to reduce unit production costs. Ongoing steps also include automation of the production of new products and other products for which volume is growing. We have been considering establishment of production facilities outside North America for some time, and in June 2003 we acquired a manufacturer of I.V. sets in Italy. We continue to consider establishment of production facilities in other areas. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results. Further, our Connecticut and, more recently, our Italian facilities are transitioning to our manufacturing methods, but there is no assurance as to the completion or success of those transitions.

         We distribute our products through three distribution channels. Net sales for each distribution channel were as follows:

================================================== ========== ========== ========= ========== ========== ========== ==========
                                                                                                            YTD        YTD
CHANNEL                                               2000       2001       2002      Q3-02      Q3-03     Q3-02      Q3-03
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Medical product manufacturers                          74%        72%       73%        71%        68%        74%        72%
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Independent domestic distributors                      21%        20%       19%        21%        25%        19%        23%
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
International                                           5%         8%        8%         8%         7%         7%         5%
-------------------------------------------------- ---------- ---------- --------- ---------- ---------- ---------- ----------
Total                                                 100%       100%       100%      100%       100%       100%       100%
================================================== ========== ========== ========= ========== ========== ========== ==========

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
----------------------------------------------------------------------------
2002
----

         NET REVENUES increased $5,419,000, or approximately 27%, to $25,524,000 in the third quarter of 2003, compared to $20,105,000 during the same period last year. The increase was principally attributable to a 62% increase in sales of custom and generic I.V. systems and Punctur-Guard sales, which were not included until the acquisition of Bio-Plexus in the fourth quarter of 2002.

         Net sales to Abbott in the third quarter of 2003 were $16,370,000, as compared with net sales of $12,051,000 in the third quarter of 2002. (Abbott sales discussed in this paragraph do not include export sales.) Net sales of CLAVE Products to Abbott, excluding custom I.V. systems, increased to $11,911,000 in the third quarter of 2003 from $9,619,000 in the third quarter of 2002 due to an increase in unit volume partially offset by slightly lower average selling prices. Most custom I.V. systems include a CLAVE. Net sales of CLAVE Products to Abbott, including custom I.V. systems with CLAVE, increased to $14,162,000 in the third quarter of 2003 from $10,796,000 in the third quarter of 2002. Sales to Abbott under the SetSource program, which included custom I.V. sets both with a CLAVE and without a CLAVE, approximated $3,096,000 in the third quarter of 2003 as compared with approximately $1,580,000 in the third quarter of 2002. We expect a substantial increase in CLAVE unit and dollar sales volume with Abbott through the balance of 2003, as well as a significant increase in SetSource unit and sales volume. Net sales of CLC2000 increased substantially over those in the third quarter of 2002 on increased unit volume. We expect a moderate increase in sales of the CLC2000 to Abbott in the fourth quarter of 2003 over levels of the fourth quarter of 2002. Sales of the Rhino were the same in both years; we expect sales of the Rhino to decline in the future as the market shifts to one piece, swabbable, needleless technology. There is no assurance as to the amount of any future sales to Abbott.

         In connection with the settlement in November 2002 of our contract litigation against B. Braun, we terminated the manufacture and supply agreement under which we sold CLAVE products to B. Braun effective December 31, 2002. We continue to vigorously pursue patent litigation that we brought against B. Braun in 2001. See Part II, Item 1. Legal Proceedings. As a result of the termination of the manufacture and supply agreement for CLAVE products, CLAVE product sales to B. Braun decreased from $1,810,000 in the third quarter of 2002 to zero in the third quarter of 2003, and total net revenue from B. Braun declined from $2,218,000 in the third quarter of 2002 to $266,000 in the third quarter of 2003. There will be no CLAVE product sales to B. Braun in the future. While the termination of the B. Braun CLAVE agreement could have an adverse effect on us, we believe any adverse effect will be short-term and we do not believe there will be any adverse long-term effects. The short-term effect is because B. Braun is selling orders from inventory of CLAVE products, and we will not receive orders to replenish that inventory until such time as customers order from alternative CLAVE distribution channels. We do expect to lose some sales unit volume to B. Braun products that compete with CLAVE, but we believe many of B. Braun's customers prefer the CLAVE to B. Braun's products and that many of them will continue to buy CLAVE products through either Abbott or our independent distributors when they are no longer available from B. Braun. We estimate, based on market information received from the distribution channels, that we have secured as customers for future sales approximately 47% of the unit volume of CLAVE products formerly sold by B. Braun through the end of August 2003. B. Braun is still supplying CLAVE product to at least some of their customers. We believe that the percentage of unit volume secured will increase when CLAVE products are no longer available from B. Braun. To the extent that customers' needs are filled through independent distributors, we generate higher revenue and profit per CLAVE connector, because independent distributors purchase packaged sterilized products, often complete I.V. sets, from us at higher prices than the bulk nonsterile CLAVE sites which accounted for most of the CLAVEs that we sold to B. Braun. We have contracts to supply B. Braun a protected needle product, and B. Braun pays us under the Safeline revenue sharing agreement. We expect both of these revenue streams to continue to decrease as the market shifts to one piece, swabbable, needleless technology.

         Net sales to independent domestic distributors increased approximately 54% from $4,214,000 in the third quarter of 2002 to $6,491,000 in the third quarter of 2003. This increase in sales to independent distributors is attributed to the inclusion of $1,612,000 of Punctur-Guard product sales and increased sales to independent distributors of CLAVE products and custom I.V. systems with CLAVEs. We believe this increase in sales of CLAVE and custom I.V. systems with CLAVEs is because of acquisition by our independent distributors of market share from B. Braun, and we expect a continued increase in unit sales of CLAVE and custom I.V. systems with CLAVEs to independent domestic distributors. There is no assurance as to the amount of any future sales increases to the independent domestic distributors.

         Total net sales to international distributors (excluding Canada) were $1,649,000 in the third quarter of 2003, as compared with $1,527,000 in the third quarter of 2002. The increase in the third quarter of 2003 was principally because of an increase in custom set product sales, offset by a decrease in CLAVE product sales. Many of our distributors are meeting demand for CLAVE products from existing inventories, and we now expect continuing weakness in CLAVE product sales to international distributors through the balance of 2003, with a resumption of growth in the first half of 2004. We have distribution arrangements in the principal countries in Western Europe, the Pacific Rim, Latin America and in South Africa. Furthermore, we have been increasing the number of our international business development managers. We expect increases in sales to foreign distributors in the future, although there is no assurance that those expectations will be realized.

         Total net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased slightly from $13,820,000 in the third quarter of 2002 to $13,991,000 in the third quarter of 2003, or 1%. Total net sales of CLAVE Products including custom I.V. systems with CLAVE increased from $16,243,000 in the third quarter of 2002 to $18,715,000, or 12%, in the third quarter of 2003. This was due to an increase in unit shipments to Abbott and domestic distributors, partially offset by decreased unit shipments to international distributors and the absence of shipments to B. Braun. We expect continued growth in CLAVE unit and dollar sales volume in the fourth quarter of 2003, notwithstanding the termination of distribution to B. Braun because of the large growth that we expect in our other distribution channels. However, we give no assurance that the expectations will be realized.

         In October 2001, we commenced production of the "MicroCLAVE(R)." It is smaller than the existing CLAVE but is functionally similar. We market it as an extension of the CLAVE product line for use where its smaller size is advantageous, such as pediatric care. Sales are included in CLAVE product sales.

         Net sales of custom and generic I.V. systems, which included custom I.V. sets, both with a CLAVE and without a CLAVE, were $6,681,000 in the third quarter of 2003 compared to $3,962,000 in the third quarter of 2002, a $2,719,000, or 69% increase on increased unit volume. Slightly over half of the increase was in the Abbott SetSource program.

         We acquired the Punctur-Guard product line and technology with the purchase of Bio-Plexus on October 31, 2002. We now produce the Punctur-Guard line of products and also license the technology to two medical device manufacturers for use in catheters. We spent most of the first half of 2003 making improvements on the Punctur-Guard products and manufacturing processes. Pending completion of those efforts, we did not actively promote sales of those products. Improvements were completed on the Winged Set products and they were re-launched on March 1, 2003. Improvements on the blood collection needles were completed and we started selling the improved product in late September 2003. Sales of Punctur-Guard products (excluding royalties) were $1,652,000 in the third quarter of 2003 as compared to $1,618,000 in the first quarter of 2003 and $1,734,000 in the second quarter of 2003. We expect sales of those products to increase in the future, but we give no assurance that such increases will be achieved.

         The 1o2 Valve is the first one-way or two-way drug delivery system in the marketplace. In the third quarter of 2002, we began using automated assembly equipment to better meet the demand for the 1o2 Valve. Most 1o2 Valve sales are part of our custom I.V. systems, and sales, which are included in that category, were approximately $1,000,000 in the third quarter of 2003, as compared with approximately $680,000 in the third quarter of 2002.

         Net sales of the CLC2000 were $1,054,000 in the third quarter of 2003, a $199,000, or 23%, increase from the third quarter of 2002, principally because of increased sales to Abbott. We expect sales of the CLC2000 to continue to increase in the fourth quarter and in later years, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Other revenue consists of license, royalty and revenue share income, and has been presented separately in our financial statements since the fourth quarter of 2002. The principal component in the third quarter of 2003 was ongoing royalties for use of Punctur-Guard technology and Safeline revenue share payments from B. Braun. We expect to receive ongoing royalties for the use of Punctur-Guard technology and SafeLine revenue share payments from B. Braun, which have been aggregating approximately $450,000 per quarter, as well as additional payments under another license of approximately $240,000 per quarter for four years starting in the first quarter of 2004. We may receive other license fees or royalties in the future for the use of our technology. We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

         Our sales can fluctuate on a quarter-to-quarter basis because of fluctuations in orders from our medical product manufacturer customers that may not reflect their current sales volumes, and normal seasonal fluctuations due to lower censuses in healthcare facilities in summer months.

         GROSS MARGIN for the third quarter of 2003, calculated on net sales and excluding other revenue, was 47% as compared to 58% in third quarter of 2002. We believe approximately two-thirds of this difference is due to several temporary factors, the principal one relating to our automated production in San Clemente. During the third quarter we completed a number of production improvements, principally replacing lower capacity molds with higher capacity molds. The additional capacity, which resulted in unabsorbed overhead in the short term, allowed us to reduce the number of production employees and, over the long term, will improve efficiencies and margins as production begins to match capacity. Most of the remaining one-third of the difference in gross margins was due to the Punctur-Guard products, which currently have a lower gross margin than most of our other products. We expect margins on the Punctur-Guard products to improve over the next year as we continue to improve sales and fully convert this product line to our manufacturing techniques. We give no assurance as to the amount or timing of future improvements to our gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the third quarter of 2003, excluding research and development expenses, increased 14% to $5,387,000, and was approximately 21% of revenue in 2003 as compared with 24% of revenue in 2002. The increase was because of the inclusion of Bio-Plexus and a small increase in sales and marketing costs related to increased sales levels. Administrative costs were higher because of personnel additions and increased information technology expenses, but those higher costs were offset by decreased litigation expenses. We do not expect any significant net increases in SG&A costs for the balance of 2003. However, actual costs may differ from our expectations.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased in the third quarter of 2003 by $35,000 to $419,000, and were approximately 1.6% of revenues in the third quarter of 2003 as compared with 1.9% in the third quarter of 2002. Spending was principally on new product development, product improvements to Punctur-Guard, and software development to support manufacturing and distribution of custom and generic I.V. systems. We estimate that R&D costs will continue for the balance of 2003 at approximately the same level as the first three quarters of 2003. However R&D costs could differ from those estimates and the R&D projects may not be completed as expected.

         We plan to launch, in limited markets, a new I.V. connector currently under development. We expect to apply late in 2003 to the FDA under Section 510(k) of the FDC Act for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that we will launch this new product, or that it will achieve sales if and when we commence marketing it.

         INCOME FROM OPERATIONS increased $35,000 or 1% and was 25% of net revenues in the third quarter of 2003, as compared with 32% in the third quarter of 2002. The decline in income from operations as a percentage of revenue was because of the decrease in the gross profit as a percentage of sales. The effect of that decrease was partially offset by the level of operating expenses, which increased only 13% while net revenue increased 27%.

         INVESTMENT INCOME decreased in the third quarter of 2003 as compared with the third quarter of 2002 because of a decrease in the investment portfolio and declines in interest rates.

         INCOME TAXES were accrued at an effective tax rate of 38.5% in the third quarter of 2003, as compared with 37% in the third quarter of 2002. The increase is principally because of a one percentage point increase in the estimated federal tax rate applicable to the Company and a decline in tax exempt income as a percentage of taxable income. We expect our effective tax rate to be approximately 38.4% for the entire year 2003.

         NET INCOME decreased 2% to $4,175,000 in the third quarter of 2003 as compared with $4,276,000 in the comparable period last year. NET INCOME PER SHARE - DILUTED was $0.28 in both years. The effect of the decrease in net income was offset by a decrease in average shares outstanding.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 2002
--------

         NET REVENUES increased $13,905,000, or approximately 22%, to $77,583,000 in the first nine months of 2003 compared to $63,678,000 during the same period last year. The increase was primarily attributable to a $5,053,000, or 47%, increase in sales of custom I.V. systems, many of which include CLAVEs, the inclusion of $5,004,000 of Punctur-Guard product sales from the company bought last year, and $3,967,000 of license, royalty and revenue share income.

         Net sales to Abbott in the first three quarters of 2003 were $51,121,000, as compared with net sales of $40,611,000 in the first three quarters of 2002. Net sales of CLAVE Products to Abbott, excluding custom CLAVE I.V. systems, increased to $39,609,000 in the first three quarters of 2003 from $34,094,000 in the first three quarters of 2002 due to an increase in unit volume. Most custom I.V. systems include a CLAVE. Net sales of CLAVE Products to Abbott, including custom I.V. systems with CLAVE, increased to $45,227,000 in the first nine months of 2003 from $36,682,000 in the first nine months of 2002. Sales to Abbott under the SetSource program approximated $7,544,000 in the first three quarters of 2003 as compared with approximately $3,683,000 in the first three quarters of 2002, with the increase from higher unit volumes.

         Net sales from B. Braun were $952,000 in the first three quarters of 2003, as compared with $6,170,000 in the first three quarters of 2002. CLAVE Products sales in the first three quarters of 2002 were $4,931,000, with no CLAVE sales in the first three quarters of 2003. As discussed above, there will be no CLAVE product sales to B. Braun in the future.

         Net sales to independent domestic distributors increased approximately $5,989,000, or 50%, from $11,920,000 in the first three quarters of 2002 to $17,909,000. This is attributed to the inclusion of Punctur-Guard sales of $4,749,000 during the first nine months of 2003, and a 25% increase in sales of CLAVE products and a 20% increase in sales of custom I.V. systems. We believe the increased CLAVE product sales reflect acquisition of market share from B. Braun.

         Total net sales to foreign distributors (excluding Canada) were $3,470,000 in the first three quarters of 2003, as compared with $4,598,000 in the first three quarters of 2002. The decrease is almost entirely due to a decrease in CLAVE product sales as distributors have slowed their orders to reduce their inventory levels.

         Total net sales of CLAVE Products (excluding custom CLAVE I.V. systems) decreased from $45,961,000 in the first three quarters of 2002 to $45,044,000 in the first three quarters of 2003, or 2%. Net sales of CLAVE Products including custom I.V. systems with CLAVE increased from $52,397,000 in the first nine months of 2002 to $56,484,000 in the first nine months of 2003, or 8%. CLAVE product sales to Abbott increased 16%, principally due to increased unit volume. Independent domestic distributors had a 25% increase in CLAVE product sales. These were partially offset by the absence of CLAVE product sales to B. Braun of approximately $4,931,000 and the decline in International CLAVE product sales.

         Net sales of custom and generic I.V. systems increased approximately 49% to $16,195,000 in the first three quarters of 2003 as compared with $10,533,000 in the first three quarters of 2002. Approximately 70% of the increase was in the Abbott SetSource program. Net sales of custom I.V. sets containing a 1o2 Valve were approximately $2,500,000 for the first three quarters of 2003, as compared with approximately $1,850,000 for the first three quarters of 2002. Unit volume accounted for virtually all of the increases.

         Net sales of the CLC2000 increased from $2,456,000 in the first three quarters of 2002 to $2,943,000 in the first three quarters of 2003. Abbott accounted for approximately 60% of the increase, with most of the balance from independent domestic distributors.

         Other revenues for the first nine months of 2003 consisted principally of a fully paid up license fee of $1,666,000 in the first quarter of 2003 and an initial payment under a license of $988,000, in both cases for licenses to use certain of our patents. The remainder of the $3,967,000 was ongoing royalties for the use of Punctur-Guard technology and SafeLine revenue share payments from
B. Braun.

         GROSS MARGIN, calculated on net sales and excluding other revenue, was 52% for the first nine months of 2003 as compared to 59% during the first nine months of 2002. The principal reasons for the decrease in gross margin for the first nine months of 2003 are essentially the same as for the third quarter. While we believe that the improved efficiencies and added capacity completed this quarter will improve margins in the future, we give no assurance that our expectations will be met.

         SG&A excluding research and development expenses, increased by $1,619,000 (11%) to $17,017,000, and were 22% of revenues in the first three quarters of 2003, as compared with 24% for the first three quarters of 2002. The net increase was primarily due to the inclusion of Bio-Plexus and increased administrative costs because of personnel additions and increased information technology expenses. Those higher costs were partially offset by decreased litigation expenses and savings in sales and marketing costs stemming principally from internal organizational changes and other reductions in expenses.

         R&D increased for the first three quarters of 2003 by approximately 38%, principally because of product improvement expenditures for the Punctur-Guard line.

         INCOME FROM OPERATIONS increased $2,903,000, or 14%, principally because of the increase in net revenues and a low rate of growth in operating expenses in relation to growth in total revenue, offset by the decrease in gross margin as a percentage of net sales. The operating margin was 31% of total sales in the first three quarters of 2003, as compared with 33% of sales in the first three quarters of 2002.

         INVESTMENT INCOME decreased $196,000, or 18%, as compared with the first three quarters of 2002. This was because of the effect of declines in interest rates since the beginning of 2001.

         INCOME TAXES were accrued at an effective tax rate of 38.4% in the first three quarters of 2003 as compared to 37% in the first three quarters of 2002.

         NET INCOME increased $1,347,000, or 10%, to $15,144,000 as compared with $13,797,000 for the first nine months of 2002. NET INCOME PER SHARE - DILUTED increased 11% to $1.00 per share in the first nine months of 2003 as compared with $0.90 for the first nine months of 2002. This was a slightly higher percentage than the increase in net income because a slight increase in the weighted average number of shares outstanding was more than offset by a decrease in the dilutive effect of stock options.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first nine months of 2003, our working capital decreased $10,783,000 to $91,781,000. The decrease was because purchases of treasury stock, investment in property and equipment, acquisitions and new finance loans exceeded working capital generated by operations. During the nine months ended September 30, 2003, our cash and cash equivalents and investment securities position decreased $17,351,000 to $71,114,000 from $88,465,000 at December 31,
2002. This is because the purchase of $15,323,000 of treasury stock, purchases of property and equipment of $9,632,000, net advances of $6,509,000 made under finance loans and cash payments of $5,572,000 for acquisitions exceeded the aggregate of cash provided by operating activities (including tax benefits from exercise of stock options) of $18,404,000 and cash provided by the company's employee equity plans of $1,280,000.

         Cash provided by stock options, including tax benefits, was $994,000 in the first three quarters of 2003 as compared with $15,804,000 in the first three quarters of 2002; options were exercised on 61,939 shares in the first three quarters of 2003 as compared with 812,544 shares in the first three quarters of 2002.

         We expect that sales of our products will continue to grow through the balance of 2003. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, including capital expenditures, our working capital requirements may increase in the foreseeable future.

         Inventories decreased from $5,749,000 at December 31, 2002 to $4,680,000 at September 30, 2003 principally because of a decrease in finished goods, which decreased $1,168,000 because of better scheduling and matching of orders to production. Accounts receivable net decreased $805,000 from December 31, 2002 to September 30, 2003 even as sales increased because we were able to improve collection times from our domestic distributors and because the decreased level of international sales resulted in a reduction of receivables from international customers.

         We currently estimate that capital expenditures for property and equipment will be approximately $11.5 million in 2003 (excluding any acquisitions). We expect that $4 million will be spent on completion of the $7.2 million expansion in Mexico, including an electron-beam sterilizer, $6.3 million on molds, molding equipment and automated assembly equipment, and $1.2 million on computers and software. Of those amounts, approximately $9.6 million has been incurred, approximately $0.5 million was committed under contracts at September 30, 2003, and we expect to commit the balance by the end of 2003. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

         We recently completed an evaluation of the design and capacity of our manufacturing facilities. We estimate that our current facilities will be adequate through 2004, but that production after 2004 may require additional clean room facilities for molding and automated assembly. We expect to decide in the future how to meet the need for any additional facilities and the location of additional clean room facilities for molding and automated assembly. We currently expect that our capital expenditures in 2004 will be less than half of the levels of 2003.

         In the first nine months of 2003 we purchased 589,292 shares of our common stock for $15,323,000. Until those purchases, we had not purchased treasury stock since October 1999, except for a small amount in March 2000. We may purchase additional shares in the future. However, future purchases, if any, will depend on market conditions and other factors.

         ICU Finance, Inc. is a wholly owned consolidated subsidiary that we established in 2002 as a licensed commercial lender to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. Loans are made only to credit-worthy customers on a fully secured basis. It has $6,509,000 in loans outstanding, most of which were made in June 2003. Scheduled maturities are: remainder of 2003 $406,000; 2004 $1,362,000; 2005 $1,336,000; 2006 $1,306,000; 2007 $1,289,000 and 2008 $810,000.
Weighted average maturity (principal and interest) at September 30, 2003 is 2.2 years and the weighted average interest rate is 4.7%. In October 2003, we decided to discontinue new lending activities; we will honor existing lending commitments; unfunded commitments were approximately $6.1 million at September 30, 2003.

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



FORWARD LOOKING STATEMENTS
--------------------------

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are "forward looking statements," and we identify them by using words such as "believes," "expects," "estimates," "plans," "will," "continue," "could," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including sales and unit volumes of products, future license, royalty and revenue share income, production costs, gross margins, SG&A, and R&D expense and income taxes;
o factors affecting operating results, such as shipments to specific customers, product mix, selling prices, warranty claims, rebates, returns, the market shift to needleless technology, future increases or decreases in sales of certain products and in certain markets, impact of safety legislation, increases in systems capabilities, introduction and sales of new products, manufacturing efficiencies, labor costs, unit production costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, expansion of markets and the need for additional facilities, business seasonality, customer ordering patterns, and the effect of accounting pronouncements;

o new or extended contracts with manufacturers and buying organizations, and dependence on a small number of customers, effect of Abbott's spin-off of its Hospital Products Division, short-term and long-term effects of termination of the B. Braun CLAVE agreement;
o regulatory approval and outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and working capital requirements, changes in accounts receivable and inventories, capital expenditures, acquisitions of other businesses or product lines, and common stock repurchases.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

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

       At September 2003, we had outstanding commercial loans of $6.5 million. Loans are made only to credit worthy parties on a fully secured basis and we plan to hold the loans until maturity or payoff. Maturities are five years or less and the weighted average maturity (principal and interest payments) is 2.2 years. Because of the relatively small amount of the commercial loans, market risk is not significant to our financial statements.


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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         In an action filed August 21, 2001 entitled ICU MEDICAL, INC. V. B. BRAUN MEDICAL, INC. pending in the United States District Court for the Northern District of California, we allege that B. Braun Medical, Inc. infringes ICU's patent by the manufacture and sale of its UltraSite medical connector. We seek monetary damages and injunctive relief and intend to vigorously pursue this matter. The outcome of this matter cannot be determined at this time.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits:

Exhibit 31: Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32: Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

The Registrant filed the following Reports on Form 8-K during the quarter for which this Report is filed:

Item 7 - July 16, 2003

Item 5 - September 19, 2003

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ICU Medical, Inc.
(Registrant)


/s/ Francis J. O'Brien                                  Date: November 12, 2003
    ------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer and)
   Chief Accounting Officer)