Form 10-K
period 2003-12-31
ICU MEDICAL INC/DE
filed 2004-03-12
CIK 883984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2003 or

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

       Registrant's Telephone Number, Including Area Code: (949) 366-2183

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12 (g) of the Act:
                          Common Stock, $.10 par value
                         Preferred Stock Purchase Rights

         Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

         The aggregate market value of the voting stock held by non-affiliates of Registrant as of June 30, 2003, the last business day of Registrant's most recently completed second fiscal quarter, was $379,861,351*.

         The number of shares outstanding of Registrant's Common Stock, $.10 par value, as of January 31, 2004 was 13,691,221.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following Registrant's fiscal year ended December 31, 2003, are incorporated by reference into Part III of this Report.

-----------------
* Without acknowledging that any persons other than Dr. George A. Lopez and Dr. Diana K. Lopez are affiliates, all directors and executive officers have been included as affiliates solely for purposes of this computation.

                                     PART I
ITEM 1.  BUSINESS.

         We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in intravenous ("I.V.") therapy applications. Our devices are designed to protect healthcare workers and their patients from exposure to infectious diseases such as Hepatitis B and C and Human Immunodeficiency Virus ("HIV") through accidental needlesticks. We are also a leader in the production of custom I.V. systems and low cost generic I.V. systems and we incorporate our proprietary products on many of those custom I.V. systems. We also manufacture and sell the Punctur-Guard(R) line of blood collection needles, which we acquired in October 2002.

         In 1993, we launched the CLAVE(R), an innovative one-piece, needleless I.V. connection device that accounts for approximately 59% of our revenue, exclusive of CLAVEs incorporated into custom I.V. systems. We believe that the CLAVE offers healthcare providers a combination of safety, ease of use, reliability and cost effectiveness that is superior to any other protective I.V. connection system on the market. It allows protected, secure and sterile I.V. connections without needles and without failure-prone mechanical valves used in the I.V. connection systems of some competitors. The CLAVE is a successor to our protected needle products first introduced in 1984. We designed the CLAVE to eliminate needles from certain applications in acute care hospitals, home healthcare, ambulatory surgical centers, nursing homes, convalescent facilities, physicians' offices, medical clinics, and emergency centers. Reduction in the use of needles not only decreases needlesticks but also reduces the number of needles to be disposed of and certain safety risks inherent in needle handling and disposal.

         Although CLAVE sales have increased steadily since we introduced it in 1993, we have undertaken a strategic initiative to reduce our dependence on the CLAVE. The initiative involves a planned transition from being primarily a manufacturer of I.V. system components to producing and distributing complete I.V. systems, both custom and low-cost, generic systems, blood collection devices and other products. Many of the I.V. systems include our I.V. proprietary component products.

         We have been manufacturing and distributing custom and generic I.V. systems since late 1995. In 1999, we decided to substantially increase our emphasis on marketing and selling custom I.V. systems. A key element of our strategy to expand our custom I.V. system business has been the development and implementation of our proprietary software for custom product design, customer orders and order tracking, combined with an innovative system to coordinate the manufacture of components in the U.S., assembly of components into sets in Mexico and Italy and distribution of finished products. We believe that we offer customers substantially shorter delivery times and lower costs than other manufacturers of I.V. systems can currently offer.

         The principal products that we have introduced in recent years are the CLC2000(R), the 1o2 Valve(R), and, with the acquisition of Bio-Plexus, Inc. ("Bio-Plexus") in late 2002, the Punctur-Guard line of blood collection needles.

         We currently sell substantially all of our products to I.V. product manufacturers and independent distributors. Our largest customer is Abbott Laboratories ("Abbott"), who accounted for 67% of our revenues in 2003.

         First person pronouns used in this Report, such as "we," "us," and "our," refer to ICU Medical, Inc. and its subsidiaries unless context requires otherwise.

         Our website address is http://www.icumed.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on 10-Q and Current Reports on Form 8-K free of charge on our website as soon as reasonably practicable after filing them with the Securities and Exchange Commission. The information on our website is not incorporated into this annual report.

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

         In conventional practice, primary I.V. system connections are made by inserting an exposed steel hollow-bore needle attached to the primary I.V. line into an injection port connected to the catheter. Conventional secondary I.V. connections, so called piggyback connections, are made by inserting an exposed steel hollow-bore needle attached to a secondary I.V. line into an injection port or other I.V. connector. In a conventional I.V. connection, the needle, which typically is secured only with tape, can detach from the catheter or injection port resulting in disconnection and a serious and sometimes fatal interruption of the flow of the I.V. solution to the patient. The exposed needles can easily be contaminated by contact with unsterile objects or through contact with fluid in the I.V. lines. Accidental needlesticks from contaminated needles can result in infection to healthcare workers and, less frequently, patients. Increasing awareness of the risk of infection from needlesticks and the substantial and increasing expense to healthcare providers of complying with regulatory protocols when needlesticks occur have led to a growing demand for safe medical devices such as our protective I.V. connectors.

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

         Heightened awareness of the risk of infection from needlesticks and the substantial expense to healthcare providers of complying with regulatory protocols when needlesticks occur have led to growing demand for safe medical devices such as our needleless I.V. connectors. This awareness has also lead to significant federal and state legislation. In addition, the federal Needlestick Safety and Prevention Act, enacted in 2000, modified standards promulgated by the Occupational Safety and Health Administration ("OSHA"), to require employers to use needle-safe systems where appropriate to reduce risk of injury to employees from needlesticks. This is a significant expansion of the previous OSHA mandate that "universal precautions" be observed to minimize exposure to blood and other body fluids. In September 1998, the State of California enacted the bloodborne pathogen standard under the state's occupational safety and health statute. This standard mandates use of needlestick prevention controls, including needleless systems. California was the first state to enact such legislation, and since then many other states have enacted similar legislation. Our devices will allow a healthcare provider to be compliant with any of these standards.

PRODUCTS

CLAVE PRODUCTS

         A conventional I.V. line terminates with a male luer connector to which a hollow-bore needle would be attached to penetrate a latex or non-latex rubber covered injection port to make a primary or secondary I.V. connection. With the CLAVE system, instead of attaching a hollow-bore needle to the male luer, a CLAVE is used in place of the injection port and the male luer, without a needle, is simply threaded into the CLAVE with a half turn. The CLAVE consists of a cylindrical housing, which contains a silicone compression seal and a recessed plastic piercing element. As the luer tip enters the CLAVE housing, it depresses the silicone seal back into the housing and slides over the piercing element, which penetrates through the compressed silicone. Fluid channels in the piercing element create a continuous fluid pathway from the I.V. line, through the CLAVE into the primary I.V. line and into the catheter. The luer tip creates a tight seal against the top of the silicone thereby preventing contaminants from entering the fluid pathway or from fluid escaping the connection. When the I.V. line is disconnected from the CLAVE, the silicone compression seal expands to again fill the housing and reseal the opening. When the CLAVE is not in use, the silicone compression seal fills the opening in the housing and covers the plastic piercing element, thus completely sealing the connector and presenting a flush surface that can be cleansed with an alcohol swab. The CLAVE contains no natural rubber latex.

         Emergency medications can be administered through the CLAVE by using a standard syringe without a hypodermic needle attached. The CLAVE can be used with any conventional peripheral or central vascular access systems, both for venous and arterial applications. The resilience of the silicone compression seal permits repeated connections and disconnections without replacing the CLAVE.

         The CLAVE Integrated Y site is designed to be integrated directly into primary and secondary I.V. sets, thus eliminating the need for special adapters, pre-slit injection ports, or metal needles when making piggyback I.V. connections. Currently, many popular I.V. connection systems that compete with our systems require either a metal needle, a pre-slit injection port or a special adapter to make piggyback connections. The original CLAVE can be used to make a piggyback connection, but it also requires a special adapter when used in piggyback applications. We believe the CLAVE Integrated Y site offers a lower cost alternative to existing systems by eliminating the need for multiple parts. The healthcare professional simply inserts the male luer of any secondary I.V. set, without a needle, into the CLAVE Integrated Y site and twists to make the connection. The CLAVE Integrated Y site will not replace CLAVE products used in non-piggyback connections. Unlike the original CLAVE site, the CLAVE Integrated Y site is marketed exclusively to I.V. set manufacturers, such as Abbott, to build directly into their I.V. sets or used by us in our custom I.V. sets.

         The CLAVE is our largest selling product line, and accounted for 59% of our net revenue in 2003, or 73% if custom I.V. systems including one or more CLAVEs are included.

         In October 2001, we commenced production of the "MicroCLAVE(R)." It is smaller than the existing CLAVE but is functionally similar. We are marketing it as an extension of the CLAVE product line for use where its smaller size is advantageous, such as pediatric care.

CUSTOM I.V. SYSTEMS

         During late 1995, we entered the low end of the safe medical connector market by manufacturing and distributing I.V. sets which incorporated lower priced safe medical connectors, and also commenced manufacturing and distributing custom I.V. sets incorporating the CLAVE. In 1999, we substantially increased our emphasis on marketing and selling custom I.V. systems. To promote the growth of the business, we have developed innovative software systems and manufacturing processes that permit us to design a custom I.V. set to a hospital's or clinician's exact specifications, commence production within less than a day after we receive the customer order and ship the custom I.V. sets to the customer within three of receipt for smaller orders. While we are capable of meeting customer demand on this accelerated three-day schedule, in normal circumstances we ship within twenty-one to thirty days of receipt of the customers' order. This is a fraction of the time required by other custom set manufacturers. The use of sophisticated design, ordering and order tracking systems and streamlined assembly and distribution processes allows us to sell custom I.V. sets at prices substantially lower than those charged by other producers of custom I.V. sets.

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

         During 2001, 2002 and 2003, net sales of custom I.V. systems were approximately $9,263,000, $15,205,000 and $22,823,000, respectively.
Approximately 70% of the growth in 2003 custom I.V. systems net sales was because of the SetSource program.

PUNCTUR-GUARD

         We acquired the Punctur-Guard product line and technology with the purchase of Bio-Plexus on October 31, 2002. The Punctur-Guard products are based on a patented technology that internally blunts a needle while still in the patient's vein, and are the only products which allow the procedure to continue while the needle is rendered safe. We currently use the technology to make blood collection needles ("BCN") and Winged Sets, primarily for use by phlebotomists and other medical personnel in hospitals and independent clinical laboratories.

         Hollow bore needles are broadly used for venous access to a patient, and expose healthcare workers to accidental needlesticks. There are essentially three safety technology platforms for use with hollow-bore needles:
"outer-sheath" which uses an outer sheath stored behind the needle during use and is advanced over the needle after use; "retractable" which uses a chamber behind the needle and a spring that retracts the needle into the chamber after use; and, internal needle blunting. The majority of the first two technologies require that the needle be withdrawn from the patient prior to activation of the safety feature, exposing the healthcare worker to a sharp, contaminated needle during the procedure and/ or following removal of the needle from the patient. However, with the internal blunting that we use in the Punctur-Guard products, the safety feature can be activated while the needle is in the patient immediately upon achieving venous access, thereby significantly reducing any risk of accidental needlestick during or after the procedure.

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

         Our internal needle blunting technology is licensed to Medex, Inc. (successor to Johnson & Johnson Medical) and to TFX Medical, a division of Teleflex Incorporated, for use in various types of catheters. None of the applications of the patented technology under those licenses compete with our Punctur-Guard line of blood collection products.

         After our acquisition of Bio-Plexus on October 31, 2002, we made significant improvements to the Punctur-Guard products and manufacturing processes. We did not actively promote sales of those products until completion of those product improvements. We completed improvements on the Winged Set products and re-launched them on March 1, 2003. We completed improvements on the BCN and started selling the improved product in late September 2003. Sales of Punctur-Guard products and royalties from licenses of the related technology for 2003 totaled $8,446,000.

CLC2000

         The CLC2000 is a one piece, swabable connector used to connect I.V. lines to catheters, which is engineered to prevent the back-flow of blood into the catheter. The CLC2000 does not permit the use of needles, thereby ensuring compliance with needle-free policies of healthcare providers. The CLC2000 also contains no natural rubber latex.

         The CLC2000 is typically used on central venous catheters where catheter occlusion is most prevalent. Generally, when an I.V. line is disconnected, there is a back-flow of blood into the catheter that is in the patient's vein. That blood in time coagulates and occludes the catheter. Occlusion ("clotting off") of catheters requires expensive drugs and procedures to "flush" the catheter, or if those procedures are not effective, replacement of the catheter.

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

         We began marketing the CLC2000 in November 1997. We are concentrating the marketing of the CLC2000 where its "no back-flow" features are of maximum benefit in patient care. These are generally therapies that use long-term indwelling catheters such as oncology, dialysis and long-term infusion of medication. We commenced production on automated assembly equipment in the fourth quarter of 2002. CLC2000 accounted for 4% of our net revenue in 2003.

1O2 VALVE

         The 1o2 Valve is the first one-way or two-way drug delivery system. It functions as a single unit or in multiple "ganged" units as a manifold, for use throughout a hospital. It provides the safety features of an automatic one-way valve, yet allows aspiration, or two-way function by simply pushing a button. The 1o2 Valve can be used in place of products such as stopcocks and check valve manifolds. We actively commenced sales in April 2000. Our initial manufacturing focus has been on anesthesia and critical care usage and we are selling the 1o2 Valve only as part of I.V. sets that we manufacture. In the third quarter of 2002, we commenced production on automated assembly equipment. Sales of I.V. sets containing 1o2 Valves were approximately $3,613,000 in 2003.

OTHER PRODUCTS AND REVENUES

         The Lopez Enteral Valve(R) is a small "T" valve designed to be connected into nasogastric, gastric or jejunostomy tube systems. The valve permits intermittent injection of medications, irrigation or suction without having to disconnect the line and thereby opening the system. By eliminating the need to open the system, the Lopez Valve helps prevent the splashing of and risk of contact with potentially infectious stomach fluids and also saves valuable time.

         We have developed a family of inexpensive single-use needleless connectors for use in piggyback and non-piggyback applications. The RF100 is designed for use in piggyback applications. We developed the RF150, called the "Rhino," specifically for Abbott for use with pre-slit injection ports in piggyback and non-piggyback applications.
Although we believe that the CLAVE has significant functional advantages over the RF100 and RF150, these products are alternative and less expensive needleless I.V. connectors.

         We manufactured and sold Click Lock and Piggy Lock products, which were our first products, introduced in 1984. They use needles recessed in a clear plastic shroud. We discontinued these products in early 2003. We also manufacture the McGaw Protected Needle, which is similar to the Click Lock, for
B. Braun Medical Inc. ("B. Braun"). B. Braun also pays us a share of its revenues on its SafeLine products. The market for all of these products has been declining as the market shifts to swabable needleless products.

         We have a significant number of patents on the technology in our products and methods used to manufacture them. We have continuing royalty, license fee and revenue share income from our technology and from time to time may receive license fees or royalties from other entities for the use of our technology.

NEW PRODUCTS

         We are developing several new products that we intend to introduce in 2004 and later. We believe innovative products continue to be important to maintaining and increasing our sales levels.

         We plan to launch, in limited markets, a new I.V. connector currently under development. We expect to apply in 2004 to the Food & Drug Administration ("FDA") under Section 510(k) of the Federal Food, Drug and Cosmetics Act ("FDC Act") for approval to market this new connector. There is no assurance that the FDA will grant marketing clearance, that we will launch this new product, or that it will achieve sales if and when we commence marketing it.

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

         As of January 31, 2004, we employed 34 product specialists in the United States and Canada to support the salespeople employed by the medical product manufacturers and independent domestic distributors. Our product specialists call on prospective customers, demonstrate products and support programs to train the salespeople and customers' staffs in the use of our products.

MEDICAL PRODUCTS MANUFACTURERS

         We have a strategic supply and distribution relationship with Abbott, a major I.V. product supplier, which has a significant share of the I.V. set market under contract. The agreement confers to Abbott conditional exclusive and nonexclusive rights to distribute certain CLAVE and our other products to certain categories of customers.

         Abbott purchases CLAVE products packaged separately for distribution to healthcare providers and in bulk for assembly into Abbott's full range of I.V. products. MicroCLAVE, 1o2 Valve, CLC2000, Punctur-Guard, Lopez Valve and Rhino products are purchased packaged separately.

         Under another agreement with Abbott that extends to December 2014, we have the exclusive right to manufacture all new custom I.V. sets for sale by Abbott, and Abbott and we will jointly promote the products under the name SetSource. Abbott is the exclusive and non-exclusive distributor and co-promoter of SetSource products to certain categories of customers, including SetSource products containing both companies' proprietary products.

         The Abbott agreements were extended in January 2004 from 2009 to 2014, their scope was expanded to include all of our products not previously included, and the scope further expanded to be worldwide.

         Sales to Abbott accounted for approximately 67%, 57% and 53% of net sales in 2003, 2002 and 2001 respectively. The loss of Abbott as a customer could have a significant adverse effect on our business and operating results because they have full-line contracts with numerous healthcare providers to supply substantially all I.V. products and solutions to those customers.

         In August 2003, Abbott announced that it will spin off its core Hospital Products Division to its stockholders as an independent company. The Hospital Products Business, which will become Hospira, Inc., accounts for virtually all of our sales to Abbott. We believe the spin-off is a positive development for us and will result in new business opportunities with the new Hospira. We have agreed for Abbott to assign our contracts to Hospira.

         Through December 31, 2002, we had a supply and distribution agreement with B. Braun under which B. Braun had conditional exclusive and nonexclusive rights to distribute certain CLAVE products to certain categories of customers. Revenue from B. Braun was approximately $9.9 million in 2002, of which CLAVE products accounted for $8.6 million, or 10% of our total revenue. In connection with the settlement in November 2002 of our contract litigation against B. Braun, we terminated the manufacture and supply agreement under which we sold CLAVE products to B. Braun effective December 31, 2002. We sold virtually no CLAVE products to B. Braun in 2003 and will not sell CLAVE product sales to B. Braun in the future. As explained further in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, while the termination of the B. Braun CLAVE agreement has had a short-term adverse effect on us, we do not believe there will be any material adverse long-term effects. We believe many of B. Braun's customers prefer the CLAVE to B. Braun's products and that many of them will continue to buy CLAVE products through either Abbott or our independent distributors when they are no longer available from B. Braun. We have contracts to supply B. Braun a protected needle product, and B. Braun pays us under the Safeline revenue sharing agreement. We expect both of these revenue streams to continue to decrease as the market shifts to one piece, swabable, needleless technology.

INDEPENDENT DOMESTIC DISTRIBUTORS

         We currently have approximately 22 independent distributors in the United States and Canada who employ approximately 185 salespeople in the aggregate and which accounted for approximately 23% of our net revenues in 2003. We include Canada as "domestic" for administrative purposes. Distributors purchase and stock our products for resale to healthcare providers.

         No single independent distributor accounts for as much as 4% of net sales. Although the loss of one or more of our larger distributors could have an adverse affect on our business, we believe we could readily locate other distributors in the same territories who could continue to distribute our products to the same customers.

         For several years before 2001, our sales to independent distributors had been declining. In 2001, they showed a modest 6% increase in sales after we took steps to provide better field support for independent distributors in order to increase our net sales to them. In 2003, sales to our independent distributors grew 42% in total, and 12% without the inclusion of sales originating with Bio-Plexus. While we believe that the declining trend in sales to the independent distributors has been reversed, and that sales to them will grow in 2004, there is no assurance that continuing growth will be achieved, or that sales to them will not decline in the future.

INTERNATIONAL

         We distribute products in the principal countries in Western Europe, the Pacific Rim, Latin America and in South Africa. Foreign sales (excluding Canada) accounted for approximately 6%, 8% and 8% of our net sales in each of the years 2003, 2002 and 2001 respectively. The International Division currently has approximately 68 distributors. We have three business development managers in Europe, one each in New Zealand and Australia who together serve the entire Pacific Rim, Southeast Asia, the Middle East, Africa and South America. We expect to add several more business development managers in 2004. Administrative operations are in Roncanova in northern Italy (at the site of our assembly plant) and San Clemente.

         Currently, we export from the United States substantially all the products sold internationally. All sales from the United States are denominated in U.S. dollars and sales from Italy are denominated in Euros. We believe it will be necessary for us to establish production facilities in a number of locations outside North America to meet local demands and avoid high transportation costs.

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

         We own a fully integrated medical device manufacturing facility in two adjacent buildings totaling 78,000 square feet in San Clemente, California. A mold maintenance shop supports the repair and maintenance needs of our molding operation and manufactures some of our production molds. In addition, the mold maintenance shop serves as a research and development prototype shop, and utilizes advanced computer assisted design systems and automated machining equipment. The state-of-the-art medical device molding facility includes a 24,425 square foot class 100,000 clean room in which all molding and automated assembly of our proprietary medical components is performed. The clean room is equipped with 42 injection molding machines and ancillary equipment including robots designed to minimize human intervention, and sophisticated, highly automated assembly systems to assemble the CLAVE, CLAVE Integrated Y site, MicroCLAVE, CLAVE vial access spike, CLC2000, 1o2 Valve, RF150 and the McGaw Protected Needle products. The assembly systems are custom designed and manufactured for us.

         We assemble our Punctur-Guard products in our 37,500 square foot manufacturing facility in Vernon, Connecticut (near Hartford), which includes two clean rooms. The assembly processes for both the BCN and the Winged Set use custom made automated assembly systems. Molding of Punctur-Guard components, which had been done by outside custom molding companies, will all be transfered in our San Clemente facility by the end of the second quarter of 2004.

         Most of our manual assembly is done at our facilities in Ensenada, Baja California, Mexico. Those facilities include approximately 60,000 square feet of production and warehousing space and an electron beam sterilizer. Principal products assembled manually are I.V. therapy systems, the Lopez Valve, and CLAVE ancillary products and accessories. We also assemble I.V. therapy systems in our approximately 10,000 square foot leased facility in northern Italy that we acquired in June 2003.

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

         Our products are sterilized in processes which use either gamma or electron beam ("e-beam") radiation. Most of the sterilization is by e-beam, which is less expensive and quicker than gamma radiation sterilization. While all sterilization was performed by independent companies through the end of 2003, we commenced limited operation of our own sterilization facility at our plant in Mexico in February 2004 and we will sterilize all of our products that are assembled in Mexico at that facility. We will continue to use independent contractors to sterilize products assembled in San Clemente and Italy.

         We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. In the third quarter of 2002 we commenced use of automated assembly equipment for the 1o2 Valve and commenced use of automated assembly equipment for the CLC2000 in the fourth quarter of 2002. Throughout 2002 and through mid 2003 we added molding and automated assembly capacity for CLAVE production. In the third quarter of 2002 we commenced a significant expansion of our manual assembly capacity in Mexico; clean room and warehouse space was completed in June 2003, and we completed construction and installation and limited production start-up of an electron beam sterilizer in the first quarter of 2004. In late 2003 and early 2004, we commenced moving plastic injection molding done for our Connecticut Division (formerly Bio-Plexus) to our San Clemente facility, which is scheduled for completion by the end of the second quarter of 2004; the purpose of the move is to ensure more consistent quality in our molded components and decrease costs. Ongoing steps also include automation of the production of new products and other products for which volume is growing. We have been considering establishment of production facilities outside North America for some time, and in June 2003 we acquired a manufacturer of I.V. sets in Italy. We continue to consider establishment of production facilities in other areas. Because significant innovation is required to achieve these goals, there is no assurance that these steps will achieve the desired results. Further, our Connecticut and, more recently, our Italian facilities are transitioning to our manufacturing methods, but there is no assurance as to the completion or success of those transitions.

GOVERNMENT REGULATION

         Government regulation is a significant factor in the development, marketing and manufacturing of our products. The FDA regulates medical product manufacturers and their products under a number of statutes including the FDC Act, and we and our products are subject to the regulations of the FDA. The FDC Act provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FDC Act, under which the manufacturer gives the FDA a pre-market notification of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a medical device does not qualify for the Section 510(k) procedure, the manufacturer must file a pre-market approval ("PMA") application. This requires substantially more extensive pre-filing testing than the Section 510(k) procedure and involves a significantly longer FDA review process. FDA approval of a PMA application occurs only after the applicant has established safety and efficacy to the satisfaction of the FDA. Each of our current products has qualified, and we anticipate that any new products that we are likely to market will qualify, for the expedited Section 510(k) clearance procedure. There is no assurance, however, that new products that we develop or any manufacturers that we might acquire, or claims that we may make concerning those products, will qualify for expedited clearance rather than the more time consuming PMA procedure or that, in any case, they will receive clearance from the FDA. FDA regulatory processes are time consuming and expensive. Uncertainties as to time required to obtain FDA clearances or approvals could adversely affect the timing and expense of new product introductions. All of the regulated products that we currently manufacture are classified as Class II medical devices by the FDA. Class II medical devices are subject to performance standards relating to one or more aspects of the design, manufacturing, testing and performance or other characteristics of the product in addition to general controls involving compliance with labeling and record keeping requirements.

         We must comply with FDA regulations governing medical device manufacturing practices. The FDA and the California Department of Health Services ("DHS") require manufacturers to register and subject manufacturers to periodic FDA and DHS inspections of their manufacturing facilities. We are an FDA registered medical device manufacturer, and must demonstrate that we and our contract manufacturers comply with the FDA's current Quality System Regulations ("QSR"). Under these regulations, the manufacturing process must be regulated and controlled by the use of written procedures and the ability to produce devices that meet the manufacturer's specifications must be validated by extensive and detailed testing of every critical aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Further, the FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. Failure to adhere to QSRs would cause the products produced to be considered in violation of the applicable law and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting them to periodic FDA inspections of manufacturing facilities. If an FDA inspector observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.

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

         Manufacturers of products with which we currently compete, or might compete in the future, include large companies with an established presence in the healthcare products market and substantially greater financial, marketing and distribution, managerial and other resources. In particular, Baxter, Abbott and B.Braun are leading distributors of I.V. therapy systems, while BD dominates the blood collection needle market. Several of these competitors have broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals to supply substantially all of their I.V. product requirements. In order to penetrate more of these hospitals, we have established a strategic supply and distribution relationship with Abbott.

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

PATENTS

         We have United States and certain foreign patents on the CLAVE, CLC2000, Punctur-Guard technology, Click Lock, and Piggy Lock I.V. connectors and have United States patents on the Lopez Valve connector. We have applications pending for additional United States and foreign patents on the 1o2 Valve, CLC2000, CLAVE, Punctur-Guard, Click Lock and Piggy Lock I.V. connectors. The expiration dates of our patents range from 2006 to 2019. (While we no longer manufacture and sell the Click Lock and Piggy Lock, the patents have considerable value for potential use in other devices.)

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

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which would result in substantial cost to us and in diversion of our resources, may be necessary to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in such litigation could subject us to significant liabilities to third parties or could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using our products, any of which could have a material adverse effect on our business. In addition, we have initiated litigation, and will continue to initiate litigation in the future, to enforce our intellectual property rights against those we believe to be infringing on our patents. Such litigation could result in substantial cost and diversion of resources.

ICU FINANCE

         In 2002 we established ICU Finance, Inc., a wholly-owned consolidated subsidiary, to provide financing to healthcare entities. As of December 31, 2003 we had finance loans receivable of approximately $8.9 million; they are fully secured by real and personal property. We plan to hold the loans to maturity or payoff. Weighted average maturity (principal and interest) at December 31, 2003 was 2.2 years and the weighted average interest rate was 5.5%. We discontinued new lending activities in October 2003 but will honor existing lending commitments. Unfunded commitments were approximately $4.0 million at December 31, 2003.

EMPLOYEES

         At January 31, 2004 we had 574 full-time employees, consisting of 94 engaged in sales, marketing and administration, and 480 in manufacturing, molding, product development and quality control, including approximately 300 in Mexico. We contract with an independent temporary agency to provide some of the production personnel at our manufacturing facility in San Clemente, California; we employ none of the personnel provided through the agency. At January 31, 2004, the number of temporary production personnel was approximately 30.

ITEM 2.  PROPERTIES.

         We own two adjacent 39,000 square foot buildings in San Clemente, California, another 28,000 square foot building in the same business park, a 37,500 square foot building in Vernon, Connecticut a 60,000 square foot building on approximately 94 acres of land in Ensenada, Baja California, Mexico and a 17,500 square foot building in Roncanova, Italy. We also lease a 10,000 square foot building in Roncanova, Italy.

ITEM 3.  LEGAL PROCEEDINGS.

         In an action filed August 21, 2001 entitled ICU MEDICAL, INC. V. B BRAUN MEDICAL, INC. pending in the United States District Court for the Northern District of California, we allege that B. Braun infringes ICU's patent by the manufacture and sale of its UltraSite medical connector. On December 30, 2003, we were awarded an additional patent and on December 30, 2003 we filed an additional action against B. Braun for patent infringement and moved to amend the 2001 action to include that allegation. The 2001 action has since been amended to include our claim of infringement of the additional patent. We seek monetary damages and injunctive relief and intend to vigorously pursue this matter. The outcome of this matter cannot be determined at this time.

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

                               Age                      Office Held
                               ---                      -----------
George A. Lopez, M.D.           56            Chairman of the Board, President
                                              and Chief Executive Officer

Alison D. Burcar                31            Vice President of Marketing

Richard A. Costello             40            Vice President of Sales

Francis J. O'Brien              61            Chief Financial Officer, Secretary
                                              and Treasurer

Steven C. Riggs                 45            Vice President of Operations

         Dr. Lopez and Messrs. Costello and O'Brien have been employed by us in their current positions for more than five years.

         Ms. Burcar became Vice President of Marketing in August 2002, after having been Marketing Operations Manager since March 1998. Ms. Burcar has been with us since 1995. She is the niece of Dr. Lopez

         Mr. Riggs became Vice President of Operations in August 2002, after having been Director of Operations since 1998. Mr. Riggs has been with us since 1992.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock has been traded on the Nasdaq Stock Market National Market Tier under the symbol "ICUI" since our initial public offering on March 31, 1992. The following table sets forth, for the quarters indicated, the high and low closing prices for our Common Stock quoted by the Nasdaq:


                  2002                               High            Low
                  ----                               ----            ---
                  First Quarter                     $37.30          $29.29
                  Second Quarter                     41.97           29.55
                  Third Quarter                      38.61           25.75
                  Fourth Quarter                     43.89           32.60

                  2003                               High            Low
                  ----                               ----            ---
                  First Quarter                     $37.50          $25.87
                  Second Quarter                     33.33           26.41
                  Third Quarter                      30.22           22.95
                  Fourth Quarter                     35.55           25.35

         We have never paid dividends and do not anticipate paying dividends in the foreseeable future as the Board of Directors intends to retain future earnings for use in our business. Any future determination as to payment of dividends will depend upon our financial condition, results of operations and such other factors as the Board of Directors deems relevant.

         As of December 31, 2003 we had 155 stockholders of record and believe we have approximately 5,000 beneficial stockholders.

         We have a 1993 Stock Incentive Plan and a 2003 Stock Option Plan under which we grant options to purchase our Common Stock to our employees and have a 2001 Directors' Stock Option Plan under which we grant options to purchase our Common stock to our Directors. We also have an Employee Stock Purchase Plan. All plans were approved by our stockholders. Further information about the plans is in Note 5 to the consolidated financial statements. Certain information about the plans is as follows:

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

                    4,367,330                           $16.91                            3,754,864



ITEM 6.  SELECTED FINANCIAL DATA

                                                    ICU MEDICAL, INC.
                                                    -----------------
                                                 SELECTED FINANCIAL DATA
                                                 -----------------------



                                                                  Year ended December 31,
                                              -----------------------------------------------------------------
                                                            (in thousands, except per share data)
                                                2003          2002           2001         2000          1999
                                              ---------     ---------     ---------     ---------     ---------
INCOME DATA:
     Revenue
        Net Sales                             $102,726      $ 84,218      $ 69,055      $ 56,191      $ 47,014
        Other                                    4,628         3,589            --            --            --
                                              ---------     ---------     ---------     ---------     ---------
     Total Revenue                             107,354        87,807        69,055        56,191        47,014

     Cost of Sales                              48,444        36,464        28,932        23,787        19,883
                                              ---------     ---------     ---------     ---------     ---------
     Gross profit                               58,910        51,343        40,123        32,404        27,131

     Selling, general and administrative
        expenses                                23,029        19,871        16,816        14,302        12,529
     Research and development expenses           1,757         1,472         1,188         1,480         1,214
                                              ---------     ---------     ---------     ---------     ---------
     Total operating expenses                   24,786        21,343        18,004        15,782        13,743
                                              ---------     ---------     ---------     ---------     ---------
     Income from operations                     34,124        30,000        22,119        16,622        13,388
     Investment  income                          1,123         1,432         1,988         2,096         1,431
                                              ---------     ---------     ---------     ---------     ---------
     Income before income taxes                 35,247        31,432        24,107        18,718        14,819
     Provision for income taxes                 12,950        11,750         8,720         6,930         5,400
                                              ---------     ---------     ---------     ---------     ---------
Net income                                    $ 22,297      $ 19,682      $ 15,387      $ 11,788      $  9,419
                                              =========     =========     =========     =========     =========

Net income per common share
        Basic                                 $   1.62      $   1.43      $   1.20      $   0.94      $   0.77
        Diluted                               $   1.48      $   1.28      $   1.06      $   0.87      $   0.72
                                              =========     =========     =========     =========     =========
     Weighted average number of shares
        Basic                                   13,753        13,793        12,841        12,495        12,232
        Diluted                                 15,050        15,352        14,454        13,588        13,036
                                              =========     =========     =========     =========     =========

CASH FLOW DATA:
     Cash flows from operations,
        excluding tax benefits from
        exercise of stock options             $ 21,987      $ 17,905      $ 20,565      $ 12,760      $ 14,767
     Total cash flows from operations         $ 22,829      $ 28,097      $ 24,329      $ 13,462      $ 15,518

BALANCE SHEET DATA:
     Cash and liquid investments              $ 73,137      $ 88,465      $ 73,027      $ 50,786      $ 38,442
     Working capital                           102,932       102,564        79,736        57,718        42,024
     Total assets                              164,288       157,032       117,342        92,860        75,364
     Long-term debt                                 --            --            --            --            --
     Stockholders' equity                      156,003       145,387       106,677        83,380        68,014


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in intravenous ("I.V.") therapy applications. Our devices are designed to protect healthcare workers and their patients from exposure to infectious diseases such as Hepatitis B and C and Human Immunodeficiency Virus (HIV") through accidental needlesticks. We are also a leader in the production of custom I.V. systems and low cost generic I.V. systems and we incorporate our proprietary products on many of those custom I.V. systems. We also manufacture and sell the Punctur-Guard line of blood collection needles, which we acquired in October 2002.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements and our critical accounting policies are summarized below. In preparing our financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

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

         We record sales and related costs when ownership of the product transfers to the customer. Under the terms of most purchase orders, ownership transfers on shipment, but in some cases it transfers on delivery. If there are significant doubts at the time of shipment as to the collectibility of the receivable, we defer recognition of the sale in revenue until the receivable is collected. Most of our customers are medical product manufacturers or distributors, although some are end-users. Our only post-sale obligations are warranty and certain rebates. We warrant products against defects and have a policy permitting the return of defective products. We provide a reserve for warranty returns as an expense; amounts have been insignificant. Customers, with certain exceptions, do not retain any right of return and there is no price protection with respect to unsold products; returns from customers with return rights have not been significant. We accrue rebates as a reduction in revenue based on contractual commitments and historical experience. Adjustments of estimates of warranty claims, rebates or returns, which have not been, and are not expected to be material, affect current operating results when they are determined.

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

         Property and equipment is carried at cost and depreciated on the straight-line method over the estimated useful lives. The estimates of useful lives are significant judgments in accounting for property and equipment, particularly for molds and automated assembly machines that are custom made for us. We may retire them on an accelerated basis if we replace them with larger or more technologically advanced tooling. The remaining useful lives of all property and equipment are reviewed regularly and lives are adjusted or assets written off based on current estimates of future use. As part of that review, property and equipment is reviewed for other indicators of impairment, but to date we have not encountered circumstances indicating the carrying amount of an asset, or group of assets, may not be recoverable. An unexpected shortening of useful lives of property and equipment that significantly increases depreciation provisions, or other circumstances causing us to record an impairment loss on such assets, could have an adverse effect on our operating results in the period in which the related charges are recorded.


NEW ACCOUNTING PRONOUNCEMENTS

         We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.


BUSINESS OVERVIEW

         Until the late 1990s, our primary emphasis in product development, sales and marketing was disposable medical connectors for use in I.V. therapy, and our principal product was the CLAVE. In the late 1990s, we commenced a transition from a product-centered company to an innovative, fast, efficient, low-cost manufacturer of custom I.V. systems, using processes that we believe can be readily applied to a variety of disposable medical devices. This strategy enables us to capture revenue on the entire I.V. system, and not just a component of the system.

         We are also increasing our efforts to acquire new products. We acquired the Punctur-Guard line of blood collection needles in 2002 and are continuing to seek other opportunities. However, there can be no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products.

         Custom I.V. systems and new products will be of increasing importance to us in future years. We expect CLAVE products to continue to grow in the U.S., but at a slower percentage growth rate than in the past because of our large market penetration. Growth of all our products outside the U.S. could be substantial, although to date it has been modest. Therefore, we will be directing increasing product development, acquisition, sales and marketing efforts to custom I.V. systems and new products in the U.S. and increasing our emphasis on the markets outside the U.S.

         Our relationship with Abbott has been and will continue to be of singular importance to our growth. In 2003, approximately 67% of our revenue was from sales to Abbott, and we expect this percentage to increase in the future. Abbott has a significant share of the I.V. set market in the U.S., and provides us access to that market. We expect that Abbott will be important to our growth for CLAVE, custom I.V. systems, and our other products in the U.S. and also outside the U.S.

         We believe that achievement of our growth objectives, both within the U.S., and outside the U.S., will require increased efforts by us in sales and marketing and product development, and we expect to increase expenditures for those starting in 2004.

         There is no assurance that we will be successful in implementing our growth strategy. The custom I.V. systems market is still small and we could encounter customer resistance to custom products. Further, we could encounter increased competition as other companies see opportunity. Product development or acquisition efforts may not succeed, and even if we do develop or acquire products, there is no assurance that we will achieve profitable sales of such products. An adverse change in our relationship with Abbott, or a deterioration of Abbott's position in the market, could have an adverse effect on us. Increased expenditures for sales and marketing and product acquisition and development may not yield desired results when expected, or at all. While we have taken steps to control all these risks, there are certain of those risks which may be outside of our control, and there is no assurance that steps we have taken will succeed.

OVERVIEW OF OPERATIONS

         The following table sets forth, for the periods indicated, net revenues by product as a percentage of total net revenues:

   ---------------------------------------- ------------------------ ----------------------- -----------------------
   Product Line                                      2003                     2002                    2001
   ---------------------------------------- ------------------------ ----------------------- -----------------------
   CLAVE                                              59%                      67%                    74%
   Custom and Generic I.V. Systems                    22%                      17%                    13%
   Punctur-Guard                                      7%                       1%                      -
   CLC2000                                            4%                       4%                     3%
   Other Products                                     4%                       7%                     10%
   License, royalty and revenue share                 4%                       4%                      -
   ---------------------------------------- ------------------------ ----------------------- -----------------------
   Total                                             100%                     100%                   100%
   ---------------------------------------- ------------------------ ----------------------- -----------------------

         Most custom I.V. systems include one or more CLAVEs. Total CLAVE sales including custom I.V. systems with at least one CLAVE were 77% of net revenue in 2002 and 73% of net revenue in 2003.

         We sell our products to independent distributors and through agreements with Abbott (the "Abbott Agreements") and certain other medical product manufacturers. Most independent distributors handle the full line of our products. Abbott purchases CLAVE products, principally bulk, non-sterile connectors, and the CLC2000. In addition, we sell custom I.V. systems to Abbott under a program referred to as SetSource. In January 2004, we announced the execution of amendments to our existing agreements with Abbott. The amendments extend the terms of our agreements to 2014 and provide Abbott with rights to distribute all existing ICU Medical products worldwide. We signed another contract amendment with Abbott in January 2004 to distribute our Punctur-Guard line of blood collection needles in the U.S. and the rest of the world. We also sell certain other products to a number of other medical product manufacturers.

         In August 2003, Abbott announced that it will spin off its core Hospital Products Division to its stockholders as an independent company. The Hospital Products Business, which will become Hospira, Inc., accounts for virtually all of our sales to Abbott. We believe the spin-off is a positive development for us and will result in new business opportunities with the new Hospira.

         We believe that as healthcare providers continue to either consolidate or join major buying organizations, our success in marketing and distributing CLAVE products will depend, in part, on our ability, either independently or through strategic relationships such as our Abbott relationship, to secure long-term CLAVE contracts with large healthcare providers and major buying organizations. As a result of this marketing and distribution strategy we derive most of our revenues from a relatively small number of distributors and manufacturers. The loss of a strategic relationship with a customer or a decline in demand for a manufacturing customer's products could have a material adverse effect on our operating results.

         We believe the success of the CLAVE has motivated, and will continue to motivate others to develop one-piece, swabbable, needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. In response to competitive pressure, we have been reducing prices to protect and expand our market, although overall pricing has been stable recently. The price reductions to date have been more than offset by increased volume. We expect that the average price of our CLAVE products may continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

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

         We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business through increased sales to medical product manufacturers and independent distributors. Under one of our Abbott Agreements, we manufacture all new custom I.V. sets for sale by Abbott and jointly promote the products under the name SetSource. We expect continuing significant increases in sales of custom I.V. systems under this agreement. We also contract with group purchasing organizations and independent dealer networks for inclusion of our products among those available to members of those entities. Custom I.V. systems accounted for approximately $22.8 million of net sales in 2003, including net sales under the Abbott SetSource program of approximately $10.4 million. There is no assurance that either one of these initiatives will continue to succeed.

         In the fourth quarter of 2002 we acquired Bio-Plexus. Inc. for approximately $8.8 million (before expenses), net of cash acquired, and Bio-Plexus has been included in our consolidated financial statements since October 31, 2002. Bio-Plexus's principal products are blood collection needles, under the Punctur-Guard name, that are designed to eliminate exposure to sharp, contaminated needles. Bio-Plexus's revenues in 2003, including royalties, were $8.4 million, and its effect on net income was immaterial.

         We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. These include use of automated assembly equipment for new products and other products for which volume is growing, use of larger molds and molding machines, centralization of all proprietary molding in San Clemente, expansion of our production facility in Mexico, and the establishment of other production facilities outside the U.S.

         We distribute products through three distribution channels. Net product revenues for each distribution channel were as follows:


   ---------------------------------------- ------------------------ ----------------------- -----------------------
   Channel                                           2003                     2002                    2001
   ---------------------------------------- ------------------------ ----------------------- -----------------------
   Medical product manufacturers                      71%                      73%                    72%
   Independent domestic distributors                  23%                      19%                    20%
   International                                       6%                       8%                     8%
   ---------------------------------------- ------------------------ ----------------------- -----------------------
   Total                                             100%                     100%                   100%
   ---------------------------------------- ------------------------ ----------------------- -----------------------

         QUARTERLY RESULTS: The healthcare business in the United States is subject to seasonal fluctuations, and activity tends to diminish somewhat in the summer months of June, July and August, when illness is less frequent than in winter months and patients tend to postpone elective procedures. This typically causes seasonal fluctuations in our business. In addition, we can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and their inventory levels, and less by seasonality. Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

YEAR-TO-YEAR COMPARISONS

         We present summarized income statement data in Item 6. Selected Financial Data. The following table shows, for the three most recent years, the percentages of each income statement caption in relation to revenues, and the percentage change in each caption in each year. (We currently calculate our gross profit percentage based on net sales, which includes only product sales and excludes non-product revenue such as license fees. (See below for more information on non-product revenue. We present the alternative calculation based on total revenue for the convenience of readers who prefer to view it that way).

-----------------------------------------------------------------------------------------------------------------------
                                                          Percentage of Revenues                   Changes
                                                       ----------------------------    --------------------------------
                                                        2003       2002       2001      2003 v. 2002      2002 v. 2001
                                                        ----       ----       ----      ------------      ------------
Revenue
   Net Sales                                             96%        96%       100%           22%                22%
   Other                                                  4%         4%          -           29%               100%
                                                        -----      -----      -----         -----              -----
Total Revenues                                          100%       100%       100%           22%                27%
Cost of Sales                                            47%        43%        42%           33%                26%

Gross Profit
   Percentage of Net Sales                               53%        57%        58%           14%                19%
   Percentage of All Revenues                            55%        58%        58%           15%                28%

Selling, General and Administrative expenses             21%        22%        24%           16%                17%
Research and Development expenses                         2%         2%         2%           19%                24%
                                                        -----      -----      -----         -----              -----
Total operating expenses                                 23%        24%        26%           16%                18%
                                                        -----      -----      -----         -----              -----

Income from operations                                   32%        34%        32%           14%                36%
                                                        -----      -----      -----         -----              -----
Investment income                                         1%         2%         3%          (22%)              (28%)
                                                        -----      -----      -----         -----              -----
Income before income taxes                               33%        36%        35%           12%                31%
Income taxes                                             12%        14%        13%           10%                35%
                                                        -----      -----      -----         -----              -----
Net income                                               21%        22%        22%           13%                29%
                                                        =====      =====      =====         =====              =====
-----------------------------------------------------------------------------------------------------------------------

         As further explained below, our growth in net income of 13% in 2003 was less than our revenue growth of 22%, principally because our gross margin decreased and the decrease was only partially offset by a reduction of operating expenses and income taxes as a percentage or revenues.


COMPARISON OF 2003 TO 2002

         In 2003 we had total revenues of $107,354,000, which was $19,547,000, or 22%, higher than the total revenues of $87,807,000 reported in 2002. The increase was primarily attributable to the increase in sales of custom I.V. systems, which increased $7,652,000, Punctur-Guard, which increased by $6,201,000 and CLAVE products, which increased by $4,393,000,

         DISTRIBUTION CHANNELS: Net sales to Abbott were $71,294,000 in 2003, compared to $49,990,000 in 2002, an increase of 43%. CLAVE sales to Abbott increased 38% to $55,745,000 from $40,494,000 principally because of an increase in unit volume as the CLAVE product penetration of Abbott customer accounts increased. Sales of custom I.V. systems to Abbott under the SetSource program approximated $10,447,000 for the year, up from $5,666,000 in 2002 principally because of an increase in the number of units sold. We expect a continued increase in CLAVE unit and dollar sales volume with Abbott, as well as a significant increase in SetSource unit and dollar sales volume in 2004. Net sales of the CLC2000 to Abbott increased to approximately $1,927,000 from $1,608,000 in 2002 and we expect sales of the CLC2000 to Abbott will continue to increase in the future. Net sales of Rhino decreased 14% to $1,674,000 for 2003.

Sales of Rhino started to decline in early 2001, and they are expected to continue to decline in the future as the market shifts to swabbable technology. There is no assurance as to the amount of any of the future sales increases to Abbott.

         In connection with the November 2002 settlement of our contract litigation against B. Braun, we terminated the manufacture and supply agreement under which we sold CLAVE products to B. Braun effective December 31, 2002. We sold virtually no CLAVE products to B. Braun in 2003 as compared with $8,183,000 in 2002, and will not sell CLAVE product sales to B. Braun in the future. Revenue derived from B. Braun was $1,365,000 in 2003 compared to $9,861,000 in 2002. The termination of the CLAVE agreement has had a short-term adverse effect on us because B. Braun has been filling customer orders from its inventory of CLAVE products, with the result that some former B. Braun customers may not order from alternative CLAVE distribution channels until B. Braun's CLAVE inventory is exhausted. We do not believe the termination of the B. Braun agreement will have any material long-term adverse effect on us. We have lost some sales unit volume to B. Braun products that compete with CLAVE, but we believe many of B. Braun's customers prefer the CLAVE to B. Braun's products and will continue to buy CLAVE products from alternative distribution channels, which are either Abbott or our independent distributors. We estimate, based on information from distribution channels, that B. Braun customers that accounted for approximately 50% of the unit volume of CLAVE products formerly sold by B. Braun were purchasing CLAVE products from alternative distribution channels by December 31, 2003. We believe that the unit volume to former B. Braun CLAVE customers through other CLAVE distribution channels will increase when CLAVE products are no longer available from B. Braun. To the extent that customers' needs are filled through independent distributors, we generate higher revenue and profit per CLAVE connector, because independent distributors purchase packaged sterilized products, often complete I.V. sets, from us at higher prices than the bulk nonsterile CLAVE sites which accounted for most of the CLAVEs that we sold to B. Braun. We have contracts to supply B. Braun a protected needle product, and B. Braun pays us under the Safeline revenue sharing agreement. We expect both of these revenue streams to continue to decrease as the market shifts to one piece, swabbable, needleless technology.

         Net sales to independent domestic distributors (including Canada) increased approximately 42% to $24,106,000 in 2003 from $16,966,000 in 2002. The increase was due principally to the inclusion of $6,260,000 of Punctur-Guard product sales which included 12 months of revenue compared to $1,063,000 in 2002, which included revenue only for the last two months of the year following our acquisition of Bio-Plexus on October 31, 2002. Also contributing to this increase is a 19% increase in custom I.V. systems, and a 9% increase in CLAVE product sales, both principally due to an increase in unit volume. We believe this increase in sales of CLAVE and custom I.V. systems with CLAVEs is because of acquisition by our independent distributors of market share from B. Braun and we expect a continued increase in unit sales of CLAVE and custom I.V. systems with CLAVEs to independent distributors. There is no assurance as to the amount of any future sales increases to the independent domestic distributors.

         Net sales to international distributors (excluding Canada) were $5,111,000 in 2003, as compared with $7,085,000 in 2002. The decrease in 2003 was due primarily to a decrease in CLAVE product sales as distributors slowed their orders to reduce their inventory levels. This decrease was partially offset by an increase in custom I.V. system product sales and Punctur-Guard product sales. We expect increases in foreign sales in the future in response to increased sales and marketing efforts including additional business development managers. Also, we believe we will see a positive impact beginning late in 2004 or 2005 from our recently announced Abbott contract amendments with rights to distribute all ICU Medical products and Punctur-Guard products outside the United States. There is no assurance that these expectations will be realized.

         PRODUCT AND OTHER REVENUE: Total net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased approximately 8% to $62,864,000 in 2003 from $58,471,000 in 2002. Total net sales of CLAVE products including custom I.V. systems with CLAVE increased from $66,951,000 in 2002 to $78,748,000 in 2003, or 16%. This increase was due primarily to an increase in unit shipments of CLAVE products to Abbott and our domestic distributors, offset by a decrease in unit shipments to our international distributors and the absence of shipments to B. Braun. The aggregate average net selling price of CLAVE products in 2003 changed little from 2002 and while we expect some decrease in 2004, we expect the decreases to be minimal. We expect continued growth in CLAVE unit and dollar sales volume in 2004, notwithstanding the termination of distribution through B. Braun, because of the growth that we expect in our other distribution channels. However, there is no assurance that the expectations will be realized.

         In October 2001, we commenced production of the MicroCLAVE. It is smaller than the existing CLAVE but is functionally similar. We market it as an extension of the CLAVE product line for use where its smaller size is advantageous, such as pediatric care. Sales are included in CLAVE product sales.

         Net sales of custom and generic I.V. systems, which included custom I.V. sets, both with a CLAVE and without a CLAVE, were $22,823,000 in 2003 compared to $15,205,000 in 2002, an increase of $6,974,000, or 50%. The
SetSource program with Abbott accounted for approximately 69% of the increase, with most of the balance in sales to independent domestic and international distributors.

         We acquired the Punctur-Guard product line and technology with the purchase of Bio-Plexus on October 31, 2002. We now produce the Punctur-Guard line of products and also license the technology to two medical device manufacturers for use in catheters. After our acquisition of Bio-Plexus on October 31, 2002, we made significant improvements to the Punctur-Guard products and manufacturing processes. We did not actively promote sales of those products until completion of those product improvements. We completed improvements on the Winged Set products and re-launched them on March 1, 2003. We completed improvements on the BCN and started selling the improved product in late September 2003. Sales of Punctur-Guard products (excluding royalties) were $7,264,000 in 2003 compared to $1,063,000 for the last two months of 2002. We expect sales of these products to increase in the future, but we give no assurance that such increases will be achieved.

         Net sales of the CLC2000 grew slightly from $3,744,000 in 2002 to $3,903,000 in 2003, an increase of 4%. Sales to Abbott and domestic distributors accounted for all the growth offset by a decrease in sales to foreign distributors. We expect sales of the CLC2000 to increase in 2004 and later years through all of our distribution channels, but there is no assurance as to the amount or timing of future CLC2000 sales.

         Other products consist principally of the Lopez Valve and protected needle products. Increases in Lopez Valve sales in 2003 were offset by decreases in protected needle sales as the safe connector market continues its shift to needleless technology.

         Other revenue consists of license, royalty and revenue share income, and has been presented separately in our financial statements since the fourth quarter of 2002; amounts were not significant prior to this. The principal component was ongoing royalties received for other companies' use of Punctur-Guard technology of $1,182,000, SafeLine revenue share payments from B. Braun of approximately $791,000 and one-time license fees of $2,657,000. We expect to receive ongoing royalties for the use of Punctur-Guard technology and SafeLine revenue share payments from B. Braun as well as additional payments under another license of approximately $235,000 per quarter for four years starting in the first quarter of 2004. We may receive other license fees or royalties in the future for the use of our technology. We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

         We expect revenue growth in 2004 to be lower than it was in 2003. The percentage growth in our CLAVE business (including custom I. V. systems) in 2004 is expected to be lower than in 2003, although similar in dollar amount. We expect significant growth in custom I.V. systems and in the Punctur-Guard product line and modest growth in our international markets. We do expect significant new revenues under the amendments to the Abbott contracts signed in January 2004, but we cannot, at this time, estimate how quickly such revenues will be achieved or whether they will have any significant effect on 2004 results. We do expect to have a greater percentage of revenue growth in 2005 than our current expectations for 2004. However, there can be no assurance that our expectations for 2004 and 2005 will be achieved.

         GROSS MARGIN for 2003, calculated on net sales and excluding other revenue, was 53% as compared to 57% in 2002. We believe approximately half of this difference is due to several temporary factors, the principal one relating to improvements in our automated production in San Clemente during the third quarter which resulted in a period of unabsorbed overhead. The other half relates principally to gross margins in our Punctur-Guard products being lower than most of our other products. In the fourth quarter of 2003 gross margin had improved to 55%. We expect margins on the Punctur-Guard products to improve over the next year as we continue to improve sales and fully convert this product line to our manufacturing techniques. We anticipate that improvements in the Punctur-Guard margin and improvements in our automated production in San Clemente will result in a modest increase in the gross margin in 2004, but we do not expect it to be as high as it was in 2002. We give no assurance as to the amount or timing of future improvements to our gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") in 2003, excluding research and development expenses, increased 16% to $23,029,000 and was approximately 21% of revenue in 2003 as compared with $19,871,000, or 23% of revenue in 2002. A portion of the increase was because of the inclusion of Bio-Plexus and a small increase in sales and marketing costs related to increased sales. Administrative costs were higher because of personnel additions and increased information technology expenses, but those higher costs were offset by decreased litigation expenses. We expect SG&A costs to increase in 2004 because of growth in the Company, and addition of new sales personnel and additional sales and marketing expenses in order to support sales growth, including support of the expanding business with Abbott.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D") in 2003 increased 19% to $1,757,000 and was 1.6% of revenue in 2003 as compared to 1.7% in 2002. Spending was principally on new product development, product improvements to Punctur-Guard, and software development to support manufacturing and distribution of custom and generic I.V. systems. We estimate that R&D costs will increase in 2004 to support on-going new product development and various product and process improvements. However, R&D costs could differ from these estimates and the R&D may not be completed as expected.

         INCOME FROM OPERATIONS increased $4,124,000 or 14% and was 32% of revenues as compared to 34% in 2002. The decline in income from operations as a percentage of revenue was because of the decrease in gross margin as a percentage of sales. The effect of that decrease was partially offset by the level of operating expenses, which increased only 16% while net revenue increased 22%.

         INVESTMENT INCOME decreased in 2003 as compared with 2002, principally because of a decrease in the investment portfolio and declines in interest rates slightly offset by higher interest rates through our finance loans receivable.

         INCOME TAXES: Our effective income tax rate in 2003 was 36.7%, a decrease from 37.4% in 2002 principally because of savings in state income taxes. We expect a slight increase in the effective tax rate in 2004.

         NET INCOME in 2003 increased 13%. While revenues increased 22%, gross margin decreased from 57% to 53%. That decrease caused the amount of gross profit to increase only 15%. Operating expenses increased slightly more than that, 16%, causing income from operations to increase only 14%. The drop in investment income caused the increase in revenue before income taxes to be only 12%, and this was partially offset by a savings in income taxes, leaving the overall increase at 13%. Net income per share (diluted) increased $0.20 or 16%. The percentage increase in earnings per share was more than that of net income because there were fewer shares outstanding due to our stock repurchase of common shares and there were fewer dilutive shares as a result of the lower average market price of our common stock.


COMPARISON OF 2002 TO 2001

         In 2002, we had total revenues of $87,807,000, which was $18,752,000, or 27%, higher than the total revenues of $69,055,000 reported in 2001. The increase was primarily attributable to the increase in sales of CLAVE products, which increased by $7,341,000 and custom I.V. systems, which increased $5,492,000.

         Net sales to Abbott were $49,990,000 in 2002, compared to $36,793,000 in 2001. CLAVE sales to Abbott increased to $40,494,000 from $32,282,000 principally because of an increase in unit volume as the CLAVE product penetration of Abbott customer accounts increased. Sales of custom I.V. systems to Abbott under the SetSource program approximated $5,666,000 for the year, up from $1,171,000 in 2001, the year the program was initiated. Net sales of the CLC2000 to Abbott almost tripled to approximately $1.6 million from the low levels of 2001 when Abbott was balancing its inventory position. Net sales of Rhino were virtually unchanged, at just below $2.0 million for 2002.

         Revenue from B.Braun, including revenue sharing, amounted to $9,861,000 in 2002, compared to $12,872,000 in 2001. The decrease was principally because of a decrease in sales of CLAVE products from $10,544,000 to $8,183,000, on lower unit volume. CLAVE product sales to B.Braun in the fourth quarter of 2002 accounted for approximately 40% of B.Braun's annual CLAVE volume, as B.Braun made its final purchases under the agreement to purchase CLAVE products. Most of the balance of the decrease in net revenue from B.Braun was in sales of the McGaw Protected Needle. SafeLine revenue sharing payments decreased slightly from last year.

         Net sales to independent domestic distributors increased approximately 24% to $16,966,000 in 2002 from $13,669,000 in 2001. (These sales include
$1,063,000 of Punctur-Guard sales after we acquired Bio-Plexus on October 31, 2002. The increase was due principally to an 18% increase in custom I.V. systems, the inclusion of Punctur-Guard sales for two months, and a 4% increase in CLAVE product sales. The increase in sales of custom I.V. systems was attributable to an increase in unit volume. The increase in CLAVE product sales was also because of higher unit volume. We believe the increase in sales of CLAVE products to independent distributors was principally because of acquisition of market share from B. Braun.

         Total sales to international distributors (excluding Canada) were $7,085,000 in 2002, as compared with $5,384,000 in 2001. We have distribution arrangements in the principal countries in Western Europe, the Pacific Rim and Latin America and in South Africa.

         Total net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased approximately 14% to $58,471,000 in 2002 from $51,130,000 in 2001.
Unit shipments of CLAVE products in 2002 increased approximately 15% over 2001. Abbott accounted for 112% of the growth in dollar sales of CLAVE, International approximately 18%, partially offset by the decline in sales to B.Braun. The aggregate average net selling price of CLAVE products in 2002 was virtually the same as in 2001.

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

         Other products consist principally of the Lopez Valve and protected needle products. Net sales of the Lopez Valve increased 8% in 2002 to $1,563,000, on higher unit volume to domestic and international distributors. Net sales of protected needle products decreased 37%, principally because of a decrease in sales of the McGaw Protected Needle. Sales of Click Lock and Piggy Lock products were the same in both years at approximately $730,000. We discontinued sales of Click Lock and Piggy Lock Products in the first quarter of 2003, and sales of the other protected needle products decreased in 2003 as the safe connector market continues its shift to needleless technology.

         Other revenue consisted primarily of a payment for a fully paid up license to use certain of our patents of $3.2 million received in December 2002, royalties received for other companies' use of Punctur-Guard technology of $156,000 and SafeLine revenue share (fourth quarter only) of approximately $0.2 million.

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


LIQUIDITY AND CAPITAL RESOURCES

         During 2003, our working capital increased slightly by $368,000 to $102,932,000 from $102,564,000. The increase was due to working capital generated by operations which was virtually offset by the purchases of treasury stock, investment in property and equipment, acquisitions and new finance loans. Our cash and cash equivalents and investment securities position decreased in 2003 by $15,328,000 to $73,137,000 from $88,465,000 at December 31, 2002. This is because the purchase of $15,324,000 of treasury stock, purchases of property and equipment of $10,668,000, net advances of $8,907,000 made under finance loans and cash payment of $5,882,000 for acquisitions exceeded the aggregate of cash provided by operating activities (excluding the tax benefits from exercise of stock options) of $21,987,000 and cash provided by the company's employee equity plans of $3,466,000.

         During 2002, our working capital increased approximately $22,828,000 to $102,564,000 from $79,736,000. Our cash and cash equivalents and liquid investment securities increased by $15,438,000 to $88,465,000 from $73,027,000. That increase was due primarily to $17,905,000 of cash flows from operating activities (excluding tax benefits from exercise of stock options) and $18,911,000 from exercise of stock options (including tax benefits), partially offset by $11,894,000 used to purchase property and equipment and $9,484,000 used to acquire Bio-Plexus (net of cash acquired).

         INVESTING ACTIVITIES: Capital expenditures continued at a relatively high rate in 2003 principally because of our expansion in Mexico, including an electron-beam sterilizer, and investment in molds, molding equipment, automated assembly equipment, computers and software.

         Capital expenditures increased in 2002 principally for investment in molding machines, molds and automated assembly machines, as well as recurring facilities improvements and acquisition of computer equipment and software. We also replaced our enterprise software with Oracle Corporation's R11i business suite in 2002.

         Upon completing an evaluation of the design and capacity of our manufacturing facilities, we estimate that our current facilities will be adequate through 2004, but that production after 2004 may require additional clean room facilities for molding and automated assembly. We expect to decide in the future how to meet the need for any additional facilities and the location of additional clean room facilities for molding and automated assembly.

         We currently estimate that capital expenditures for 2004 will be approximately $6 million and will be paid from cash we generate from operations. We expect the $6 million will be spent on molds, molding equipment and automated assembly equipment, computers and software to maintain current capacity including targeted growth for 2004. Of those amounts, approximately $1 million was committed under contracts at December 31, 2003, and we expect to commit the balance in 2004. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

         In June 2003 we acquired the assets of two affiliated manufacturers of I.V. systems located in northern Italy for a cash payment of approximately $4.6 million. Principal assets acquired are assembly facilities and related equipment and inventories and intangible assets. The acquired assets and related operating results are included in our consolidated financial statements since June 30, 2003. Their effect on our financial statements is immaterial. We may acquire other businesses or product lines in the future.

         ICU Finance, Inc. is a wholly owned consolidated subsidiary that we established in 2002 as a licensed commercial lender to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. Loans are made only to credit-worthy healthcare entites and are fully secured by real and personal property. At December 31, 2003, it had $8,907,000 in loans outstanding. Scheduled maturities are: 2004 $4,142,000; 2005 $1,336,000; 2006 $1,306,000; 2007 $1,289,000 and 2008 $834,000. Weighted average maturity (principal and interest) at December 31, 2003 was 2.2 years and the weighted average interest rate was 5.5%. In October 2003, we discontinued new lending activities. We will honor unfunded lending commitments on existing credit facilities, which totaled approximately $4,030,000 at December 31, 2003.

         FINANCING ACTIVITIES: In 2003 we purchased 589,292 shares of our common stock for $15,324,000. Until those purchases, we had not purchased treasury stock since October 1999, except for a small amount in March 2000. We may purchase additional shares in the future. However, future purchases, if any, will depend on market conditions and other factors.

         Cash provided by stock options and the employee stock purchase plan, including tax benefits, was $3,467,000 in 2003 as compared with $18,911,000 in 2002; options were exercised on 167,996 shares in 2003 as compared with 962,193 shares in 2002.

         OPERATING ACTIVITIES: Our cash provided by operating activities tends to increase over time because of increases in our net income. However, it is subject to fluctuations, principally from changes in accounts receivable, inventories, current liabilities and tax benefits from exercise of stock options.

         Normally the substantial majority of our accounts receivable are current or no more than thirty days past due. In recent years, the majority of each quarter's sales have been in that last half of the quarter with the result that the amount of accounts receivable reported as of the end of each quarter tend to be higher than the amounts at other times during a quarter.

         Accounts receivable increased from $16,633,000 at December 31, 2002 to $24,943,000 at December 31, 2003, or 50%; the increase was because of a 25% increase in fourth quarter revenue from year-to-year, and because shipments in the fourth quarter of 2003 were generally made later in the quarter than in 2002.

         We generally try to maintain a minimal amount of inventory of finished goods and work in process, but will maintain larger amounts of components (classified as raw material) acquired from third parties to avoid production delays if deliveries by our suppliers are late. However, in order to avoid production inefficiencies caused by fluctuating production levels, we will level out our production volumes and build finished goods of our standard (non-custom) products to meet future orders. This may cause fluctuations in our quarterly inventory levels.

         Inventories decreased from $5,749,000 at December 31, 2002 to $3,398,000 at December 31, 2003 principally because of a $1,554,000 decrease in finished goods (offsetting the effect of shipments that were deferred from December 2002 to early 2003) and a $603,000 decrease in raw materials because of better inventory controls.

         Our current liabilities tend to fluctuate based on the timing of when liabilities are incurred and paid. The largest single source of fluctuation has been income tax liabilities, and those fluctuations are generally a function of the timing and amount of estimated tax payments in relation to actual tax liabilities.

         The tax benefits from the exercise of stock options, which we believe is more properly related to the sale of our stock which is a financing activity, fluctuates based principally on when employees choose to exercise their vested stock options.

         Tax benefits from the exercise of stock options fluctuated from $842,000 in 2003 to $10,192,000 in 2002 to $3,764,000 in 2001. Options exercised were 167,996, 962,193 and 526,960 in the respective years, with the balance in the fluctuation related to differences between the market prices at date of exercise and exercise prices in each year.

         We expect that sales of our products will continue to grow in 2004. If sales continue to increase, accounts receivable and inventories are expected to increase as well. As a result of these and other factors, we expect the use of working capital to fund our operations to continue to increase.

         We have a large cash and liquid investment position generated from profitable operations and stock sales, principally from the exercise of employee stock options. We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and potentially to take advantage of acquisition opportunities that may arise. Our primary investment goal is capital preservation, as further described in Item 7A. Quantitative and Qualitative Disclosures about Market Risk, our liquid investments have very little credit risk or market risk.

         We believe that our existing working capital, supplemented by income from operations, will be sufficient to fund our capital expenditures and increased working capital requirements for the foreseeable future.


OFF BALANCE SHEET ARRANGEMENTS

         In the normal course of business, we have agreed to indemnify officers and directors of the Company to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of our products. There is no maximum limit on the indemnification that may be required under these agreements. We have never incurred, nor do we expect to incur, any liability for indemnification. Except for indemnification agreements, we do not have any "off balance sheet arrangements".


CONTRACTUAL OBLIGATIONS

         We have the following contractual obligations of approximately the following amounts. These amounts exclude purchase orders for goods and services for current delivery; we do not have any long-term purchase commitments for such items.

                                               Payments due: less than 1 year
                                  Total           from December 31, 2003
                                  -----           ----------------------
Property and equipment         $1,000,000                $1,000,000
                               ==========                ==========

FORWARD LOOKING STATEMENTS

         Various portions of this Report, including this Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are "forward looking statements," and we identify them by using words such as "believe," "expect," "estimate," "plan," "will," "continue," "could," may," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

         o future operating results and various elements of operating results, including sales and unit volumes of products, future license, royalty and revenue share income, production costs, gross margins, SG&A, and R&D expense and income taxes;
         o factors affecting operating results, such as shipments to specific customers, expansion in international markets, selling prices, the market shift to needleless technology, future increases or decreases in sales of certain products and in certain markets and distribution channels, impact of safety legislation, increases in systems capabilities, introduction and sales of new products, manufacturing efficiencies, unit manufacturing costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, expansion of markets and the need for additional facilities, business seasonality and fluctuations in quarterly results, and customer ordering patterns;
         o new or extended contracts with manufacturers and buying organizations, and dependence on a small number of customers, effect of Abbott's spin-off of its Hospital Products Division, effect of contract amendments with Abbott, long-term effects of termination of the B. Braun CLAVE agreement, ability to replace distributors, and the outcome of our strategic initiatives;
         o regulatory approval and outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; and working capital requirements, changes in accounts receivable and inventories, current liabilities, capital expenditures, acquisitions of other businesses or product lines, indemnification liabilities, contractual liabilities and common stock repurchases.

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

         At December 31, 2003 we had outstanding commercial loans of approximately $8,907,000. Loans are made only to credit worthy parties and are fully secured by real and personal property. We plan to hold the loans until maturity or payoff. Maturities are five years or less and the weighted average maturity (principal and interest payments) is 2.2 years. Because of the relatively small amount of the commercial loans, market risk is not significant to our financial statements.

         We do not have any significant foreign currency risk. Sales to foreign distributors are all denominated in U.S. dollars. Cash and receivables in entities outside the United States, principally in Mexico and Italy, which are denominated in foreign currency are insignificant and are generally offset by accounts payable in the same foreign currency.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.













              [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

INDEPENDENT AUDITORS' REPORT
----------------------------


Board of Directors and Stockholders
ICU Medical, Inc.

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. (the "Company") and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. Our audits also included the financial statement schedule for 2003 and 2002 listed in Item 15(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of ICU Medical, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements (prior to adjustment for a three-for-two stock split described in Note 1) and stated that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein in their report dated January 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ICU Medical, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2003 and 2002, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of ICU Medical, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been adjusted to reflect a three-for-two stock split that was effected on March 15, 2002, and have been revised to include certain disclosures required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which disclosure provisions were adopted by the Company on December 31, 2002. We audited the adjustments described in Note 1 that were applied to revise the 2001 consolidated financial statements. Our audit procedures with respect to the pro forma disclosures in
Note 1 pertaining to 2001 included agreeing the previously reported net income and pro forma net income amounts to previously issued financial statements and the adjustment to reported net income representing total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects, to the Company's underlying records obtained from management. In our opinion, such adjustments and disclosures are appropriate and such adjustments have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Costa Mesa, California
March 10, 2004

The following report of Arthur Andersen LLP ("Andersen") is a copy of the original report dated January 29, 2002, rendered on the 2001 consolidated financial statements. The SEC has provided regulatory relief designed to allow public companies to dispense with the requirements to file a reissued report and consent of Andersen in certain circumstances. After reasonable efforts, we have not been able to obtain a reissued report or consent from Andersen.

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



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Orange County, California
January 29, 2002


                                 ICU MEDICAL, INC. AND SUBSIDIARIES
                                 ----------------------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------

                                               ASSETS
                                               ------
                                                                      December 31,
                                                           ----------------------------------
                                                                2003                2002
                                                           --------------      --------------
CURRENT ASSETS:
       Cash and cash equivalents                           $   1,787,000       $   4,165,000
       Liquid investments                                     71,350,000          84,300,000
                                                           --------------      --------------
             Cash and liquid investments                      73,137,000          88,465,000
       Accounts receivable, net of
             allowance for doubtful accounts
             of $742,000 in 2003 and $665,000 in 2002         24,943,000          16,633,000
       Finance loans receivable - current portion              4,142,000                  --
       Inventories                                             3,398,000           5,749,000
       Prepaid income taxes                                    1,662,000                  --
       Prepaid expenses and other current assets               1,927,000           1,652,000
       Deferred income taxes - current portion                 2,008,000           1,710,000
                                                           --------------      --------------
                Total current assets                         111,217,000         114,209,000
                                                           --------------      --------------
PROPERTY AND EQUIPMENT, at cost:
  Land, building and building improvements                    16,887,000          15,197,000
  Machinery and equipment                                     26,429,000          19,142,000
  Furniture and fixtures                                       6,572,000           5,343,000
  Molds                                                       11,480,000           9,534,000
  Construction in process                                     10,247,000           9,742,000
                                                           --------------      --------------
                                                              71,615,000          58,958,000
  Less--Accumulated depreciation                             (30,574,000)        (24,350,000)
                                                           --------------      --------------
                                                              41,041,000          34,608,000
                                                           --------------      --------------
FINANCE LOANS RECEIVABLE - non current portion                 4,765,000                  --
DEFERRED INCOME TAXES - non current portion                    2,680,000           4,313,000
INTANGIBLE ASSETS, net                                         4,166,000           3,352,000
OTHER ASSETS                                                     419,000             550,000
                                                           --------------      --------------
                                                           $ 164,288,000       $ 157,032,000
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


                                 ICU MEDICAL, INC. AND SUBSIDIARIES
                                 ----------------------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------



                                                                          December 31,
                                                                ----------------------------------
                                                                     2003                2002
                                                                --------------      --------------
CURRENT LIABILITIES:
     Accounts payable                                           $   3,051,000       $   5,046,000
     Accrued liabilities                                            5,234,000           6,599,000
                                                                --------------      --------------
                Total current liabilities                           8,285,000          11,645,000
                                                                --------------      --------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized--500,000 shares;
        Issued and outstanding--none                                       --                  --
     Common stock, $0.10 par value-
        Authorized--80,000,000 shares;
        Issued -- 14,158,612 and 14,087,026 shares in 2003          1,416,000           1,409,000
        and 2002, respectively
     Additional paid-in capital                                    63,535,000          63,284,000
     Treasury stock, at cost -- 471,390 shares in 2003            (12,116,000)                 --
     Retained earnings                                            102,991,000          80,694,000
     Accumulated other comprehensive income                           177,000                  --
                                                                --------------      --------------
                Total stockholders' equity                        156,003,000         145,387,000
                                                                --------------      --------------
                                                                $ 164,288,000       $ 157,032,000
                                                                ==============      ==============


           The accompanying notes are an integral part of these consolidated financial statements.

                                                 33


                                 ICU MEDICAL, INC. AND SUBSIDIARIES
                                 ----------------------------------

                                  CONSOLIDATED STATEMENTS OF INCOME
                                  ---------------------------------



                                                       For the years ended December 31,
                                              -------------------------------------------------

                                                   2003              2002              2001
                                              -------------     -------------     -------------
REVENUES:
     Net sales                                $102,726,000      $ 84,218,000      $ 69,055,000
     Other                                       4,628,000         3,589,000                --
                                              -------------     -------------     -------------
TOTAL REVENUE                                 $107,354,000      $ 87,807,000      $ 69,055,000
COST OF GOODS SOLD                              48,444,000        36,464,000        28,932,000
                                              -------------     -------------     -------------
        Gross profit                            58,910,000        51,343,000        40,123,000
                                              -------------     -------------     -------------

OPERATING EXPENSES:
     Selling, general and administrative        23,029,000        19,871,000        16,816,000
     Research and development                    1,757,000         1,472,000         1,188,000
                                              -------------     -------------     -------------
        Total operating expenses                24,786,000        21,343,000        18,004,000
                                              -------------     -------------     -------------
        Income from operations                  34,124,000        30,000,000        22,119,000

INVESTMENT INCOME                                1,123,000         1,432,000         1,988,000
                                              -------------     -------------     -------------
        Income before income taxes              35,247,000        31,432,000        24,107,000

PROVISION FOR INCOME TAXES                      12,950,000        11,750,000         8,720,000
                                              -------------     -------------     -------------
NET INCOME                                    $ 22,297,000      $ 19,682,000      $ 15,387,000
                                              =============     =============     =============

NET INCOME PER COMMON SHARE
        Basic                                 $       1.62      $       1.43      $       1.20
        Diluted                               $       1.48      $       1.28      $       1.06
                                              =============     =============     =============
     Weighted average number of shares
        Basic                                   13,752,732        13,792,760        12,840,556
        Diluted                                 15,050,437        15,352,419        14,454,087
                                              =============     =============     =============


      The accompanying notes are an integral part of these consolidated financial statements.

                                                       34

                                                ICU MEDICAL, INC. AND SUBSIDIARIES
                                                ----------------------------------

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             ------------------------------------------------------------------------

                                  Common Stock
                             ----------------------
                                                                                Accumulated
                               Number                Additional                    Other
                              of Shares                Paid-In      Treasury    Comprehensive   Retained  Comprehensive
                             Outstanding   Amount      Capital       Stock         Income       Earnings      Income        Total
                             ----------- ---------- ------------ ------------- -------------- ------------ -----------  ------------
BALANCE, December 31, 2000   12,591,344  $  887,000 $41,702,000  $ (4,819,000) $          -- $ 45,610,000 $        --  $ 83,380,000

    Exercise of stock
       options and
       related income
       tax benefits,
       and other                534,711          --   4,063,000     3,832,000             --       15,000                 7,910,000
    Net income                       --          --          --            --             --   15,387,000  15,387,000    15,387,000
                             ----------- ---------- ------------ ------------- ------------- ------------ ============ -------------

BALANCE, December 31, 2001   13,126,055     887,000  45,765,000      (987,000)            --   61,012,000               106,677,000

    Exercise of stock
       options and
       related income tax
       benefits, and other      962,193      79,000  18,023,000       987,000             --           --                19,089,000
    Stock split                  (1,222)    443,000    (504,000)           --             --           --                   (61,000)
    Net income                       --          --          --            --             --   19,682,000  19,682,000    19,682,000
                             ----------- ---------- ------------ ------------- ------------- ------------ ============ -------------

BALANCE, December 31, 2002   14,087,026   1,409,000  63,284,000            --             --   80,694,000               145,387,000

    Purchase of treasury
       stock                   (589,292)         --          --   (15,324,000)            --           --               (15,324,000)
    Exercise of stock
       options and
       related income tax
       benefits                 166,994       6,000      14,000     2,885,000             --           --                 2,905,000
    Proceeds from employee
       stock purchase plan       22,493       1,000     237,000       323,000             --           --                   561,000

    Comprehensive income
       Net income                    --          --          --            --             --   22,297,000  22,297,000    22,297,000
       Other comprehensive
          income, net of tax:
          Foreign currency
             translation
             adjustment              --          --          --            --        177,000           --     177,000       177,000
                                                                                                          -----------
    Comprehensive income                                                                                  $22,474,000
                             ----------- ---------- ------------ ------------- ------------- ------------ ============ -------------

BALANCE, December 31, 2003   13,687,221  $1,416,000 $63,535,000  $(12,116,000) $     177,000 $102,991,000              $156,003,000
                             =========== ========== ============ ============= ============= ============              =============

                          The accompanying notes are an integral part of these consolidated financial statements.


                                           ICU MEDICAL, INC. AND SUBSIDIARIES
                                           ----------------------------------

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -------------------------------------


                                                                      For the years ended December 31,
                                                              ---------------------------------------------------

                                                                  2003               2002                2001
                                                              -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 22,297,000       $ 19,682,000       $ 15,387,000
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                               7,361,000          5,288,000          5,034,000
     Deferred income taxes, non-current                          1,446,000            528,000            (74,000)
     (Increase) decrease, net of acquisition, in:
        Accounts receivable                                     (8,310,000)        (3,188,000)          (637,000)
        Inventories                                              3,462,000         (2,869,000)          (159,000)
        Prepaid expenses and other assets                       (1,649,000)          (831,000)          (208,000)
     Increase (decrease), net of acquisition, in:
        Accounts payable                                          (774,000)         2,283,000            714,000
        Accrued liabilities                                     (1,548,000)        (3,176,000)           471,000
        Deferred income taxes, current                            (298,000)           188,000             37,000
                                                              -------------      -------------      -------------
                                                                21,987,000         17,905,000         20,565,000
        Tax benefits from exercise of stock options                842,000         10,192,000          3,764,000
                                                              -------------      -------------      -------------
     Net cash provided by operating activities                  22,829,000         28,097,000         24,329,000
                                                              -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                       (10,668,000)       (11,894,000)        (6,234,000)
     Cash paid for acquisitions, net of cash acquired           (5,882,000)        (9,484,000)                --
     Advances under finance loans, net                          (8,907,000)                --                 --
     Net change in liquid investments                           12,950,000        (15,174,000)       (20,285,000)
                                                              -------------      -------------      -------------
     Net cash (used in) investing activities                   (12,507,000)       (36,552,000)       (26,519,000)
                                                              -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and other           2,063,000          8,719,000          4,146,000
     Proceeds from employee stock purchase plan                    561,000                 --                 --
     Purchase of treasury stock                                (15,324,000)                --                 --
                                                              -------------      -------------      -------------
     Net cash provided by (used in) financing activities       (12,700,000)         8,719,000          4,146,000
                                                              -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                           (2,378,000)           264,000          1,956,000

CASH AND CASH EQUIVALENTS, beginning of year                     4,165,000          3,901,000          1,945,000
                                                              -------------      -------------      -------------
CASH AND CASH EQUIVALENTS, end of year                        $  1,787,000       $  4,165,000       $  3,901,000
                                                              =============      =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
        Cash paid during the year for income taxes            $ 14,065,000       $  1,145,000       $  5,685,000
                                                              =============      =============      =============


                    The accompanying notes are an integral part of these consolidated financial statements.

                       ICU MEDICAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        DECEMBER 31, 2003, 2002 AND 2001




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       General
         -------

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

         ICU Medical, Inc. (the "Company" - a Delaware corporation) operates principally in one business segment engaged in the development, manufacturing and marketing of disposable medical devices designed to protect healthcare workers and patients from the spread of infectious diseases. The Company's devices are sold principally to distributors and medical product manufacturers throughout the United States and a small portion internationally. All subsidiaries are wholly owned and are included in the consolidated financial statements. All intercompany balances and transactions have been eliminated.

         All share and per share data for periods prior to 2002 have been adjusted for a three-for-two stock split effected March 15, 2002 in the form of a stock dividend.

b.       Cash Equivalents
         ----------------

         Cash equivalents include certificates of deposit and money market funds with initial maturities of three months or less.

c.       Inventories
         -----------

         Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of medical devices.

         Inventories consist of the following at December 31:

                                                    2003                 2002
                                                 -----------         -----------
         Raw materials                           $2,699,000          $3,302,000
         Work in process                            340,000             534,000
         Finished goods                             359,000           1,913,000
                                                 -----------         -----------
                                                 $3,398,000          $5,749,000
                                                 ===========         ===========

d.       Property and Equipment
         ----------------------

         The Company uses the straight-line method for depreciating property and equipment over their estimated useful lives. Estimated useful lives are:

                  Buildings                                       15 - 30 years
                  Building improvements                           15 years
                  Machinery and equipment                         2 - 10 years
                  Furniture, fixtures and molds                   2 - 5 years

         The Company follows the policy of capitalizing expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred. The costs and related accumulated depreciation applicable to property and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of income at the time of disposal.

e.       Intangible Assets
         -----------------

         At December 31, 2002 intangible assets consisted primarily of patents and licenses, which had a net book value of $3,352,000, net of accumulated amortization of $803,000, and they were being amortized using the straight-line method over 10 years, which was the estimated useful life of the patent or license.

         Additions to intangible assets in 2003 were $1,422,000, principally from additional cost related to the acquisition of Bio-Plexus in October 2002, the acquisition of the I.V. systems company in Italy and the costs of obtaining patents.

         Intangible assets were as follows:

                                                                       December 31, 2003
                                                          --------------------------------------------
                                        Amortization                      Accumulated
                                        Life in Years        Cost         Amortization          Net
                                        -------------     -----------      -----------      -----------
           Patents and licenses              10           $2,923,000       $1,020,000       $1,903,000
           Royalty agreements                 6            1,630,000          308,000        1,322,000
           Non compete agreement              5              818,000           36,000          782,000
           Other                           5 to 10           206,000           47,000          159,000
                                                          -----------      -----------      -----------
           Total                                          $5,577,000       $1,411,000       $4,166,000
                                                          ===========      ===========      ===========

                                                                       December 31, 2002
                                                          --------------------------------------------
                                        Amortization                      Accumulated
                                        Life in Years        Cost         Amortization         Net
                                        -------------     -----------      -----------      -----------
           Patents and licenses              10           $2,452,000         $755,000       $1,697,000
           Royalty agreements                 6            1,497,000           42,000        1,455,000
           Other                           5 to 10           206,000            6,000          200,000
                                                          -----------      -----------      -----------
           Total                                          $4,155,000         $803,000       $3,352,000
                                                          ===========      ===========      ===========

         Amortization expense in 2003 and 2002 was $717,000 and $181,000, respectively. Estimated annual amortization for each of the next five years is approximately $700,000.

f.       Research and Development
         ------------------------

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

h.       Investment Securities
         ---------------------

         The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." That statement requires that securities classified as available for sale be carried at their fair values and changes in the securities' fair values be recorded, net of income tax effect, as a separate component of stockholders' equity. Debt securities that the Company would intend to hold to maturity would be carried at amortized cost reduced only for other than temporary impairment in values; the Company has no debt securities that it intends to hold to maturity.

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

j.       Revenue Recognition
         -------------------

         Most of the Company's product sales are FOB shipping point and ownership of the product transfers to the customer on shipment by the Company. Certain other product sales are FOB destination and ownership of the product transfers to the customer at destination. The Company records sales and related costs when ownership of the product transfers to the customer. Most of the Company's customers are distributors or medical product manufacturers, although there are some sales to end-users. The Company's only post-sale obligations are warranty and certain rebates. Customers, with certain exceptions, do not retain any right of return and there is no price protection with respect to unsold product; returns from customers with return rights have not been significant.

         The Company warrants products against defects and has a policy permitting the return of defective products. The Company provides a reserve for warranty returns as an expense; total warranty expense has been insignificant. The Company accrues rebates based on contractual commitments and on historical experience as a reduction in revenue at the time of sale; amounts have not been significant.

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

k.       Post-retirement and Post-employment Benefits
         --------------------------------------------

         The Company does not provide post-retirement or post-employment benefits to employees. The Company maintains a Section 401(k) retirement plan for employees. Company contributions to that plan in 2003 and 2002 were approximately $131,000 and $104,000, respectively.

l.       Stock Options
         -------------

         The Company accounts for its stock options granted to employees and directors under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," and does not recognize compensation expense because the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that Statement. The fair value for options granted in 2003, 2002, and 2001 was estimated as of the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating fair value of fully transferable traded options with no vesting restrictions, and, similar to other option valuation models, requires use of highly subjective assumptions, including expected stock price volatility. The characteristics of the Company's stock options differ substantially from those of traded stock options, and changes in the subjective assumptions can materially affect estimated fair values; therefore, in Management's opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of the Company's stock options. The following information is provided pursuant to SFAS No. 123, as amended. The pro forma adjustment reflects stock-based compensation cost calculated under the fair value method, net of related tax effects, calculated pursuant to SFAS No. 123.

                                                        2003              2002             2001
                                                    ------------      ------------     ------------
         Net Income, as reported..........          $22,297,000       $19,682,000      $15,387,000
         Pro forma adjustment.............           $5,131,000        $6,271,000       $3,970,000
                                                    ------------      ------------     ------------
         Net Income, pro forma............          $17,166,000       $13,411,000      $11,417,000
                                                    ============      ============     ============

         Net Income per share.............
                       Basic, as reported                 $1.62             $1.43            $1.20
                       Diluted, as reported               $1.48             $1.28            $1.06

                       Basic, pro forma                   $1.28             $1.00            $0.92
                       Diluted, pro forma                 $1.16             $0.89            $0.81

m.       Impairment or Disposal of Long-Lived Assets
         -------------------------------------------

         The Company accounts for any impairment or disposal of long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This SFAS, which requires a periodic review of long-lived assets for indicators of impairment, was first effective for the year ended December 31, 2002, and had no effect on the Company's consolidated financial statements in 2003 and 2002.

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

         The acquisition was accounted for as a purchase, and Bio-Plexus is included in the Company's consolidated financial statements since October 31, 2002. The acquisition cost, net of cash acquired, was $9,484,000, consisting of the following:

              Cash paid for stock and notes                         $10,144,000
              Transaction fees and expenses                             708,000
              Severance payment and other costs                         741,000
              Less:  Cash acquired                                   (2,109,000)
                                                                    ------------
              Total acquisition cost                                $ 9,484,000
                                                                    ============

         The acquisition cost was allocated to the net tangible and intangible assets acquired, based on estimated fair values at date of purchase, as follows:

              Accounts receivable                                   $   383,000
              Inventory                                               1,286,000
              Other current assets                                      382,000
              Property and equipment                                  2,711,000
              Patents and royalty rights, and other                   3,057,000
              Deferred taxes                                          3,538,000
              Current liabilities                                    (1,873,000)
                                                                    ------------
              Total                                                 $ 9,484,000
                                                                    ============

         Included in current liabilities at December 31, 2002 was a mortgage liability of $1,220,000 paid on January 2, 2003.

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

         Prior to October 31, 2003, the Company identified additional acquisition costs of $400,000 and these were allocated to property and equipment and intangible assets. At December 31, 2003, all but approximately $300,000 of costs accrued at the time of the acquisition or later have been incurred. If those amounts are ultimately not incurred, the acquisition cost will be adjusted and intangible assets reduced. If any additional costs of the acquisition are identified after October 31, 2003, they will be recorded as an expense in the income statement.

         Unaudited pro forma combined results of operations of the Company and Bio-Plexus for the past two years, assuming the acquisition occurred on January 1, 2001, are:

                                                  2002                  2001
                                            ----------------       ------------
         Net revenues                        $94,534,000            $75,426,000
         Net income                           20,002,000             14,387,000
         Net income per share - diluted            $1.30                  $1.00

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

         In June 2003 we acquired the assets of two affiliated manufacturers of I.V. systems located in northern Italy for a cash payment of approximately $4.6 million. Principal assets acquired are assembly facilities and related equipment of $2,443,000 and inventories of $1,110,000 and an agreement not to compete valued at approximately $818,000. The acquired assets and related operating results are included in our consolidated financial statements since June 30, 2003. Their effect on our financial statements is immaterial.


3.       LIQUID INVESTMENTS

         The Company's liquid investments, all of which are marketable securities and are considered "available for sale," consist principally of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities that reset dividend or interest rates at auction, principally from between seven and forty-nine day intervals. They are carried at cost, which closely approximates both fair value and par value throughout the period they are held. They are readily saleable at par at auction dates, and can normally be sold at par between auction dates. All securities are "investment grade' and there have been no gains or losses on their disposal. Balances consist of the following at December 31:

                                                       2003             2002
                                                   ------------     ------------

           Corporate preferred stocks              $19,100,000      $31,500,000
           Federal tax-exempt debt securities       52,250,000       52,800,000
                                                   ------------     ------------
                                                   $71,350,000      $84,300,000
                                                   ============     ============

         The scheduled maturities of the debt securities are: 2005-2008 $1,200,000; 2009-2013 $2,150,000; and after 2013 $48,900,000.

         Investment income, including interest on certificates of deposit, money market funds and finance loans, consisted of the following for each year:

                                     2003             2002            2001
                                  -----------     -----------     -----------
         Corporate dividends      $  280,000      $  432,000      $  527,000
         Tax-exempt interest         605,000         874,000       1,330,000
         Other interest              238,000         126,000         131,000
                                  -----------     -----------     -----------
                                  $1,123,000      $1,432,000      $1,988,000
                                  ==========      ==========      ==========

4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following at December 31:

                                                2003            2002
                                             -----------     -----------
         Accrued incentive compensation      $1,555,000      $1,978,000
         Taxes payable                              -0-       1,513,000
         Other accruals                       3,679,000       3,108,000
                                             -----------     -----------
                                             $5,234,000      $6,599,000
                                             ===========     ===========


5.       COMMON STOCK AND COMMON STOCK OPTIONS GRANTED

         In 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan"). In 1996, the 1993 Plan was amended to increase the number of shares reserved for issuance to employees from 1,912,500 to 4,912,500, and in 1999 it was again amended to increase the number of shares reserved for issuance to employees to 7,162,500. No options may be granted under the 1993 Plan after January 2005. Options granted under the 1993 Plan expire eleven years from issuance and all options issued through early 2000 are time-accelerated options which vest upon the earlier of the Company attaining specific operating performance levels or ten years from the date of grant. Almost all options issued after early 2000 vest in equal amounts on the first, second and third anniversary of their issuance ("time vested"). The 1993 Plan includes conditions whereby options not vested are canceled if employment is terminated. All options have been granted at the fair market value of the Company's stock on the date of grant. Upon exercise of options, the Company is generally entitled to a tax deduction for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise.

         In June 2003, stockholders approved the 2003 Stock Option Plan (the "2003 Plan"). The terms of the 2003 Plan are similar to those of the 1993 Plan, except that options expire no more than ten years from issuance, and the Company may grant "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended; the Company is generally not entitled to any tax deduction on an incentive stock option.

         In May 2002, stockholders approved the 2001 Directors' Stock Option Plan (the "Directors' Plan"), which had been adopted in November 2001. There are 750,000 shares reserved for issuance under the Directors' Plan. Options to purchase 1,875 shares of Common Stock are granted quarterly to non-employee Directors (of which there are currently six) at fair market value of the Common Stock at the date of grant. The options become exercisable six months after the grant date and expire eleven years after the grant date. Options not vested terminate if directorship is terminated. Options to purchase 101,250 shares of Common Stock were issued upon stockholder approval of the Directors' Plan; they included 11,250 granted subject to stockholder approval in November 2001 for which a compensation charge of $117,000 was recorded for the increase in the fair market value of the Common Stock from the grant date to the date of stockholder approval. An additional 22,500 options were granted later in 2002 and 45,000 in 2003.

         Upon approval of the Directors' Plan by the stockholders, the existing Directors' Stock Award Plan, under which each non-employee Director was awarded 1,500 shares of Common Stock annually, was terminated and the award payable on the date of the 2002 annual meeting was not made.

         In 2002, the Company adopted the 2002 Employee Stock Purchase Plan (the "ESPP") under which certain employees may purchase up to $25,000 annually of Common Stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of Common Stock reserved for issuance under the ESPP, which number is subject to annual increase; the Board of Directors determined that the annual increase due January 1, 2003 and 2004 would not take place. The ESPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. Employees purchased 22,493 shares of Common Stock under the ESPP Plan in 2003 and are enrolled to purchase approximately 11,400 shares of Common Stock in the offering period ending February 13, 2004.

         A summary of the Company's stock option activity is as follows:

                                                                                  Exercise Price
                                                                ---------------------------------------------------
                                                                                                          Weighted
                                                Shares                       Range                         Average
                                               ----------       --------------------------------         ----------
Outstanding at December 31, 2000               4,486,581        $    5.08   -         $   18.97          $    9.03

     Granted                                     548,565            17.00   -             29.17              23.23
     Exercised                                  (526,960)            5.08   -             18.00               7.51
     Forfeited                                  (119,588)            7.29   -             25.42               9.09
                                               ----------       ----------            ----------         ----------

Outstanding at December 31, 2001               4,388,598             5.08   -             29.17              10.95

     Granted                                     707,150            26.51   -             40.62              33.83
     Exercised                                  (962,193)            5.33   -             32.48               9.13
     Forfeited                                   (20,754)           12.17   -             29.89              19.72
                                               ----------       ----------            ----------         ----------

Outstanding at December 31, 2002               4,112,801             5.08   -             40.62              13.62

     Granted                                     457,250            24.83   -             37.29              31.25
     Exercised                                  (166,994)            5.33   -             33.07              12.36
     Forfeited                                   (47,127)           14.81   -             39.30              29.82
                                               ==========       ==========            ==========         ==========

Outstanding at December 31, 2003               4,355,930        $    5.08             $   40.62          $   16.88
                                               ==========       ==========            ==========         ==========

Exercisable at December 31:

   2001                                        3,200,997        $    5.08   -         $   18.98          $    8.81
   2002                                        2,869,651             5.08   -             39.25              11.09
   2003                                        3,368,078             5.08   -             40.62              13.06

Available for grant at December 31, 2003

     1993 Plan                                   207,507
     Directors' Plan                             581,250
     2003 Plan                                 1,500,000
                                               ----------
                                               2,288,757
                                               ==========

         There are 4,355,930 options outstanding at December 31, 2003 of which 4,187,180 were issued under the 1993 Plan and 168,750 were issued under the Directors' Plan. 3,368,078 of the outstanding options are vested. Of the 987,852 unvested options, 120,000 options are time accelerated options issued from 1999 to 2002 and the remaining are time vested options granted from 2000 to 2002 with vesting dates from 2003 to 2005. All options expire eleven years after issuance. Options outstanding at December 31, 2003 were issued as follows:

                                                        Exercise Price
                                             -----------------------------------
               Year of                                                  Weighted
               Grant           Shares                Range               Average
               -------       ---------       -------------------        --------

                1994             4,750       $5.54   -     $5.54          $5.54
                1996           352,763        5.33   -     10.25          10.25
                1997           587,115        5.08   -      7.92           6.32
                1998         1,151,477        8.04   -     10.63           8.18
                1999           237,720        8.50   -     14.29          10.75
                2000           448,110        9.58   -     18.98          15.22
                2001           476,137       17.00   -     29.16          23.68
                2002           653,359       26.51   -     40.62          33.94
                2003           444,500       24.83   -     37.29          31.33

         All options granted before 1999 and in 2000 are vested. Of the options granted in 1999, 2001, 2002 and 2003, the number vested and average exercise prices are 220,220 at $10.72; 354,139 at $32.60; 167,554 at $ 27.21; and 23,500
at $30.35, respectively.

         Dilutive stock options account for the difference in the number of shares used to calculate basic and diluted net income per share and were 1,297,705 in 2003, 1,559,659 in 2002 and 1,613,531 in 2001. The average number of options that are anti-dilutive because their average exercise price exceeded the average market price of the Company's common stock approximated 575,000, 130,000 and 30,000 in 2003, 2002, 2001, respectively. At December 31, 2003,
3,992,530 outstanding options had exercise prices less than the market price of the Company's common stock and 363,400 had exercise prices greater than the market price of the Company's common stock.

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

         The following information relates to the pro forma earnings information presented pursuant to SFAS No. 123, as amended. It pertains to options under the Company's 1993 Plan, the Directors' Plan in 2003 and 2002, and the ESPP in 2003 and 2002. The following weighted-average assumptions for 2003, 2002, and 2001 were used: risk-free interest rate of 2.7, 4.1, and 4.9 percent, respectively; expected option life of 4.6, 4.9, and 6.2 years, respectively; expected volatility of 51, 52, and 50 percent, respectively; and, no dividends. The weighted average fair value of stock options granted in 2003, 2002, and 2001 was $13.58 per share, $16.80 per share, and $12.49 per share, respectively. The total estimated fair value is amortized to expense over the vesting period. The weighted average number of common shares used in calculating pro forma net income per share is as follows: 2003 basic 13,378,000, diluted 14,720,000; 2002 basic 13,452,000, diluted 15,012,000; and 2001 basic 12,430,000, diluted
14,043,000.

         The fair value of the options of the subsidiaries was estimated using the same methodology as for grants by the Company; substantially all options were granted in 2000, when assumptions were a 6.8 percent risk free interest rate, option life of 6.9 years, and expected volatility of 53 percent. Volatility was estimated using the Company's volatility since there is no market for the subsidiaries' shares. The effect of the pro forma amortization of the value of the subsidiaries' options on pro forma income was a net reduction of approximately $75,000 in 2002, and $400,000 in 2001.

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


7.       INCOME TAXES

         The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

                             2003              2001              2000
                        -------------     -------------      -------------
         Current:
           Federal      $ 10,762,000      $  8,591,000       $  7,165,000
           State           1,040,000         2,443,000          1,592,000
                        -------------     -------------      -------------
                          11,802,000        11,034,000          8,757,000
                        -------------     -------------      -------------
         Deferred:
           Federal           838,000           759,000            (85,000)
           State             310,000           (43,000)            48,000
                        -------------     -------------      -------------
                           1,148,000           716,000            (37,000)
                        -------------     -------------      -------------
                        $ 12,950,000      $ 11,750,000       $  8,720,000
                        =============     =============      =============


         Current income taxes payable were reduced from the amounts in the above table by $842,000, $10,192,000 and $3,764,000 in 2003, 2002 and 2001,
respectively, equal to the tax benefit that the Company receives upon exercise of stock options by employees and directors. That benefit is allocated to stockholders' equity.

         A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:

                                            2003                         2002                         2001
                                 --------------------------     --------------------------     --------------------------

                                      Amount        Percent         Amount         Percent        Amount          Percent
                                      ------        -------         ------         -------        ------          -------
Federal tax at the expected
  statutory rate                 $ 12,336,000         35.0%     $ 10,687,000         34.0%     $  8,196,000         34.0%
State income tax, net of
  federal benefit                     994,000          2.8         1,562,000          5.0         1,347,000          5.7
Tax-exempt interest and
  dividends                          (284,000)        (0.8)         (400,000)        (1.3)         (553,000)        (2.4)
Tax credits                           (96,000)        (0.3)          (99,000)        (0.3)         (270,000)        (1.1)
                                 -------------      -------     -------------      -------     -------------      -------

Provision                        $ 12,950,000         36.7%     $ 11,750,000         37.4%     $  8,720,000         36.2%
                                 =============      =======     =============      =======     =============      =======

         The components of the Company's deferred income tax provision for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                         2003              2002               2001
                                     ------------      ------------      ------------
Allowance for doubtful accounts      $   (33,000)      $   (31,000)      $   (24,000)
Inventory reserves                       101,000          (114,000)          (32,000)
Accruals                                 171,000           167,000           363,000
State income taxes                      (508,000)          507,000          (270,000)
Acquired future tax deductions           359,000           585,000                --
Depreciation                           1,058,000          (398,000)          (74,000)
                                     ------------      ------------      ------------
                                     $ 1,148,000       $   716,000       $   (37,000)
                                     ============      ============      ============

         The components of the Company's deferred income tax benefit are as follows:


                                                      2003              2002
                                                  ------------      ------------
Current deferred tax benefit:
    Allowance for doubtful accounts               $   317,000       $   284,000
    Inventory reserves                                276,000           377,000
    Accruals                                        1,044,000         1,215,000
    State income taxes                                371,000          (166,000)
                                                  ------------      ------------
                                                  $ 2,008,000       $ 1,710,000
                                                  ============      ============
Non-current deferred tax benefit:
    Depreciation                                  $    61,000       $ 1,231,000
    Acquired future tax deductions                  2,723,000         3,082,000
    Foreign currency translation adjustments         (104,000)               --
                                                  ------------      ------------
                                                  $ 2,680,000       $ 4,313,000
                                                  ============      ============

         Acquired future tax deductions are the benefits of future tax deductions in the Company's consolidated income tax returns originating in Bio-Plexus before its acquisition by the Company. They consist of: (a) the net benefit of items expensed for financial statement purposes but capitalized and amortized for tax purposes of $1,877,000 at acquisition date, less $284,000 realized since acquisition; most of the balance of $1,593,000 will be realized in approximately equal amounts over the next nine years; (b) the benefit of a portion of Bio-Plexus's net operating loss ("NOL") carryforward of $1,790,000, less $121,000 realized since acquisition, which will be realized in approximately equal amounts over the next nineteen years, (c) reduced by the tax effect of non-amortizable basis differences of $539,000.

         At October 31, 2002, Bio-Plexus had federal NOL carryforwards of approximately $86 million. Under Section 382 of the Internal Revenue Code, certain ownership changes limit utilization of the NOL carryforwards, and the amount recorded is the net federal benefit. Bio-Plexus also has approximately $33 million of Connecticut State NOL carryforwards expiring through 2007. Realization of any of these is unlikely, and the Company has not ascribed any value to them.

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

         Foreign currency translation adjustments, and related tax effects, are an element of "other comprehensive income" and are not included in net income.

8.       PRODUCTS, MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISKS

         All of the Company's products are disposable medical devices. The Company's principal product is its CLAVE needleless I.V. connection system which accounted for $62,864,000 of consolidated net sales in 2003, $58,471,000 in 2002, and $51,130,000 in 2001. Custom I.V. systems, many of which incorporate the CLAVE connector, accounted for $22,179,000 of consolidated net revenues in 2003, $15,205,000 in 2002 and $9,263,000 in 2001. Each of the Company's other products account for less than 8% of net revenues.

         The Company sells products, which are sold on credit terms, principally throughout the United States to medical product manufacturers, independent medical supply distributors, and in selected cases to hospitals and homecare providers. The manufacturers and distributors, in turn, sell the Company's products to healthcare providers. For the years ended December 31, 2003, 2002 and 2001, the Company had sales of 10 percent or greater to two manufacturers as follows:

                                           2003         2002         2001
                                           ----         ----         ----
                   Manufacturer A           67%          57%          53%
                   Manufacturer B            1%          11%          19%

         Export sales accounted for 5%, 8% and 8% of consolidated net revenue in 2003, 2002, and 2001, respectively.

         Approximately $13,933,000 of the Company's long-lived assets, principally property and equipment, are located outside the United States: approximately $10,406,000 in Mexico and approximately $3,527,000 in Italy.

9.       FINANCE LOANS RECEIVABLE

         Finance loans receivable are commercial loans by ICU Finance, Inc., a wholly-owned consolidated subsidiary. We plan to hold the loans to maturity or payoff. They are carried at their outstanding principal amount, and will be reduced for an allowance for credit losses and charge offs if any such reductions are determined to be necessary in the future. Interest is accrued as earned based on the stated interest rate and amounts outstanding. Loan fees and costs have not been material. Scheduled maturities are: 2004 $4,142,000; 2005 $1,336,000; 2006 $1,306,000; 2007 $1,289,000 and 2008 $834,000. Weighted average maturity (principal and interest) at December 31, 2003 is 2.2 years and the weighted average interest rate is 5.5%. In October 2003, we decided to discontinue new lending activities; we will honor existing lending commitments; unfunded commitments were approximately $4.0 million at December 31, 2003.

10.      COMMITMENTS AND CONTINGENCIES

         The Company is from time to time involved in various legal proceedings, most of which are routine litigation, in the normal course of business. In the opinion of management, the resolution of the legal proceedings in which the Company is involved will not have a material adverse impact on the Company's financial position or results of operations.

         In the normal course of business, we have agreed to indemnify officers and directors of the Company to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of our products. There is no maximum limit on the indemnification that may be required under these agreements. We have never incurred, nor do we expect to incur, any liability for indemnification. Except for indemnification agreements, we do not have any "off balance sheet arrangements".


11.      QUARTERLY FINANCIAL DATA -- UNAUDITED -- (DOLLARS IN THOUSANDS, EXCEPT
         PER SHARE DATA)

                                                               Quarter Ended
                                           ---------------------------------------------------------------
                                           March 31           June 30           Sept. 30           Dec. 31
                                           --------           -------           --------           -------
        2003
        ----
        Total Revenue                       $30,776           $21,283            $25,524           $29,771
        Gross Profit                         17,732            12,135             12,278            16,765
        Net Income                            7,070            3, 899              4,125             7,203
        Net Income Per Share:
             Basic                            $0.50             $0.28              $0.31             $0.54
             Diluted                          $0.46             $0.26              $0.28             $0.48

        2002
        ----
        Total Revenue                       $20,905           $22,668            $20,105           $24,129
        Gross Profit                         12,349            13,336             11,564            14,094
        Net Income                            4,523             4,998              4,276             5,885
        Net Income Per Share:
             Basic                            $0.34             $0.36              $0.31             $0.42
             Diluted                          $0.30             $0.32              $0.28             $0.38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Regulations 13a-14(c) and 15a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the principal executive officer's and principal financial officer's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The information about Registrant's directors and disclosure of Form 3, 4 or 5 delinquent filers called for by Item 10, Part III of Form 10-K is set forth in Registrant's definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 2003 and such information is incorporated herein by reference. Pursuant to Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information about Registrant's executive officers called for by Item 10,
Part III of Form 10-K is set forth in Part I of this Report in a separate item captioned "Executive Officers of Registrant."


ITEMS 11 THOUGH 14.

         The information called for by Part III of Form 10-K (Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accountant Fees and Services) is set forth in Registrant's definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 2003, and such information is incorporated herein by this reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

(a) The following documents are filed as part of this Report:


1.  Financial Statements
                                                                                                     FORM 10-K
The financial statements listed below are set forth in Item 8 of this Annual Report.                  PAGE NO.
                                                                                                    -----------
  Independent Auditors' Report.................................................................          30
  Report of Independent Public Accountants.....................................................          31
  Consolidated Balance Sheets at December 31, 2003 and 2002....................................          32-33
  Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001 .....          34
  Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2003, 2002, and 2001.........................................................          35
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001..          36
  Notes to Consolidated Financial Statements...................................................          37-49

2.   Financial Statement Schedules

         The Financial Statement Schedules required to be filed as a part of this Report are:

   Schedule II - Valuation and Qualifying Accounts.............................................          56

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

10.3 Manufacture and Supply Agreement dated September 13, 1993 between Registrant and B.Braun, Inc. relating to the Protected Needle product.(3)

10.4 Supply and Distribution Agreement dated April 3, 1995 between Registrant and Abbott Laboratories, Inc. relating to the CLAVE product.(4)

10.5 Rights Agreement dated July 15, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.(5)

10.6 SafeLine Agreement effective October 1, 1999 by and between Registrant and B.Braun Medical, Inc.(6)

10.7 Amendment to April 3, 1995 Supply and Distribution Agreement, dated January 1, 1999, between Registrant and Abbott Laboratories.(7)

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

10.11    Registrant' 2001 Directors' Stock Option Plan.(11)

10.12    Registrants 2002 Employee Stock Purchase Plan.(11)

10.13 Securities Purchase Agreement (between Registrant and Sellers of Common Stock of Bio-Plexus, Inc.(12)

10.14 Note Purchase Agreement (between Registrant and Sellers of Notes Payable of Bio-Plexus, Inc.(12)

10.15    Registrant's 2003 Stock Option Plan.(13)

10.16 Amendment to April 3, 1995 Supply and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories.(14)

10.17 Amendment to February 27, 2001 Co-Promotion and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories.(14)

21.1     Subsidiaries of Registrant.

23.1     Consent of Deloitte & Touche LLP.

23.2     Consent of Arthur Andersen LLP.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10) Filed as an Exhibit to Registrant's Registration Statement on Form 8A/A dated May 14, 2002, and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 2, 2002 and incorporated herein by reference

(12) Filed as an exhibit to Registrant's Schedule 13D dated November 12, 2002 and incorporated herein by reference.

(13) Filed as an exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 25, 2003 and incorporated herein by reference.

(14) Filed as an exhibit to Registrant's Current Report on Form 8-K dated January 15, 2004, and incorporated herein by reference.

(b) Reports on Form 8-K.

         Item 2 (Form 8K/A) - October 2, 2003

         The following financial statements were filed as part of the Report on Form 8-K/A of October 2, 2003:

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

           Items 7 and 12 - October 16, 2003

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

                                             Dated:   March 11, 2004



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


     Signature                              Title                                         Date
     ---------                              -----                                         ----

/s/ George A. Lopez, M.D.              Chairman of the Board, President,               March 11, 2004
--------------------------             and Chief Executive Officer, (Principal
    George A. Lopez, M.D.              Executive Officer)


/s/ Francis J. O'Brien                 Chief Financial Officer                         March 11, 2004
-----------------------                (Principal Financial Officer)
    Francis J. O'Brien

/s/ Scott E. Lamb                      Controller                                      March 11, 2004
------------------                     (Principal Accounting Officer)
    Scott E. Lamb

/s/ Jack W. Brown                      Director                                        March 11, 2004
-----------------
    Jack W. Brown

/s/ John J. Connors                    Director                                        March 11, 2004
--------------------
    John J. Connors

/s/ Michael T. Kovalchik, III, M.D.    Director                                        March 11, 2004
-----------------------------------
    Michael T. Kovalchik, III, M.D.

/s/ Joseph R. Saucedo                  Director                                        March 11, 2004
---------------------
    Joseph R. Saucedo

/s/ Richard H. Sherman, M.D.           Director                                        March 11, 2004
----------------------------
    Richard H. Sherman, M.D.

/s/ Robert S. Swinney, M.D.            Director                                        March 11, 2004
---------------------------
    Robert S. Swinney, M.D.



                                                                                                         SCHEDULE II



                                                   ICU MEDICAL, INC.
                                                   -----------------

                                           VALUATION AND QUALIFYING ACCOUNTS
                                           ---------------------------------



                                                                  Additions
                                                         --------------------------
                                           Balance at    Charged to                                  Balance
                                           Beginning     Costs and     Charged to     Write-offs/     at End
           Description                     of Period      Expenses   Other Accounts    Disposals     of Period
           -----------                     ---------      --------   --------------    ---------     ---------
For the year ended December 31, 2001:
     Allowance for
     doubtful accounts                     $505,000      $100,000      $      --      ($24,000)      $581,000
                                           =========     =========     ==========     =========      =========


For the year ended December 31, 2002:
     Allowance for
     doubtful accounts                     $581,000      $100,000      $  11,000      ($27,000)      $665,000
                                           =========     =========     ==========     =========      =========


For the year ended December 31, 2003:
     Allowance for
     doubtful accounts                     $665,000      $170,000      $      --      ($93,000)      $742,000
                                           =========     =========     ==========     =========      =========




                                                 EXHIBIT INDEX


Exhibit Number        Description                                                    Sequentially Numbered Page
---------------------------------------------------------------------------------------------------------------

21.1                  Subsidiaries of Registrant                                                 58

23.1                  Consent of Deloitte & Touche LLP                                           59

23.2                  Consent of Arthur Andersen LLP                                             60

31.1                  Certification of Chief Executive Officer pursuant to Section 302 of        61
                      the Sarbanes-Oxley Act of 2002

31.2                  Certification of Chief Financial Officer pursuant to Section 302 of        62
                      the Sarbanes-Oxley Act of 2002

32                    Certifications of Chief Executive Officer and Chief Financial Officer      63
                      pursuant to Section 906 of the Sarbanes-Oxley Act of 2002