Form 10-K/A
period 2003-12-31
ICU MEDICAL INC/DE
filed 2004-11-09
CIK 883984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors
---------

                                                       CURRENT
                                            DIRECTOR     TERM
            NAME                       AGE   SINCE     EXPIRES                   PRINCIPAL OCCUPATION
------------------------------------  ----- ---------  --------     -----------------------------------------------
George A. Lopez, M.D. ..............   56     1984       2007       Chairman of the Board, President and Chief
                                                                    Executive Officer of the Company

Jack W. Brown.......................   64     1992       2006       Former Chairman of the Board and President of
                                                                    Gish Biomedical, Inc., disposable medical
                                                                    devices

John J. Connors, Esquire............   64     1992       2005       Patent Attorney, founder, Connors &
                                                                    Associates, a legal network serving inventors
                                                                    and entrepreneurs

Michael T. Kovalchik III, M.D. .....   58     1989       2005       Physician and Director of Gambro Healthcare
                                                                    Kidney Center, Torrington, Connecticut;
                                                                    Chairman Ethics Committee, Charlotte
                                                                    Hungerford Hospital, Torrington, Connecticut

Joseph R. Saucedo ..................   60     2001       2005       Chairman and President of Bolsa Resources,
                                                                    Inc., a management consulting firm

Richard H. Sherman, M.D. ...........   57     1990       2006       Physician and Assistant Chair, Department of
                                                                    Medicine, Bay Health Medical Center,
                                                                    Milford Memorial Hospital, Milford, Delaware

Robert S. Swinney, M.D. ............   58     1998       2007       Physician and member of the faculty of the Los
                                                                    Angeles County-University of Southern
                                                                    California Medical Center

         Dr. Lopez is the founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer for more than five years. Dr. Lopez has held various offices and served as a director of the Company since its founding in 1984 with some interruptions in service.

         Messrs. Brown, Connors and Saucedo and Drs. Kovalchik, Sherman and Swinney have been engaged in their current occupations for more than five years. Mr. Connors previously served as a director from December 1988 to July 1989. Dr. Swinney previously served as a director from 1989 to October 1995.

Executive Officers
------------------

         Included in Form 10-K in a separate item captioned "Executive Officers of the Registrant."

Audit Committee
---------------

         The Board of Directors has an Audit Committee, which consists of Messrs. Brown, Connors and Saucedo (Chairman). As more fully described in the Audit Committee Charter, the Audit Committee oversees the accounting and financial reporting processes of the Company and audits of its financial statements. The Audit Committee met six times in 2003.

         During 2003, the Audit Committee consisted of three directors who are independent directors as defined under the listing standards of the Nasdaq National Market System.

         The Board of Directors has determined that Joseph R. Saucedo is an "audit committee financial expert" and is "independent," as both those terms are defined by Securities and Exchange Commission regulations.

Changes in Nominating Procedures
--------------------------------

         As described below, the Board has created a Nominating/Corporate Governance Committee and adopted the following procedures.

         The Nominating/Corporate Governance Committee (the "Committee" under this heading) consists of Drs. Kovalchik, Sherman and Swinney, each of whom the Board of Directors has determined is independent under the listing standards of the Nasdaq National Market System. The Committee operates pursuant to a written charter adopted by the Board of Directors on July 25, 2003, a copy of which can be found on the Company's web site, www.icumed.com. The Committee's role is to recommend to the Board of Directors policies on Board composition and criteria for Board membership, to identify individuals qualified to serve as directors and approve candidates for director and to recommend directors for appointment to committees of the Board of Directors. The Committee also makes recommendations to the Board of Directors concerning the Company's corporate governance guidelines and codes of ethics and business conduct, oversees internal investigations of conduct of senior executives, if necessary, and conducts evaluations of the performance of the Board of Directors. The Committee, which was first appointed on October 17, 2003, did not meet during 2003.

         In evaluating and determining whether to recommend a person as a candidate for election as a director, the Committee considers, among other things, relevant management and/or industry experience; values such as integrity, accountability, judgment and adherence to high performance standards; independence pursuant to the guidelines set forth in the listing standards of the Nasdaq National Market System; ability and willingness to undertake the requisite time commitment to Board service; and an absence of conflicts of interest with the Company.

         The Committee may employ a variety of methods for identifying and evaluating nominees for director. The Committee will assess the need for particular expertise on the Board of Directors, the upcoming election cycle of the Board and whether any vacancies on the Board of Directors are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Committee will consider various potential candidates for director that may come to the Committee's attention through current directors, the Company's professional advisors, stockholders or others.

         The Committee will consider candidates recommended by stockholders. The deadlines and procedures for stockholder recommendations of director candidates are the same as those described below under "Nomination of Directors and Stockholder Proposals." Following verification of the stockholder status of persons proposing candidates, the Committee will make an initial analysis of the qualifications of any candidate recommended by stockholders or others pursuant to the criteria summarized above to determine whether the candidate is qualified for service on the Company's Board before deciding to undertake a complete evaluation of the candidate. Other than the verification of compliance with procedures and stockholder status, and the initial analysis performed by the Committee, a potential candidate nominated by a stockholder will be treated like any other potential candidate during the review process by the Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's Common Stock to file reports on prescribed forms regarding ownership of and transactions in the Common Stock with the Securities and Exchange Commission and to furnish copies of such forms to the Company. Based solely on a review of the forms received by it, the Company believes that with respect to 2003 the following Section 16(a) filings were not filed on a timely basis: two Form 4 filings each for Messrs. Brown, Connors and Saucedo, Drs. Kovalchik, Sherman and Swinney; three Form 4 filings for Ms. Burcar; one Form 4 filing for Dr. Lopez; one Form 4 filing each for Messrs. Costello, O'Brien and Riggs. Thirteen of the Form 4 filings were filed one day late and none were more than three days late.

Code of Ethics
--------------

         The Board of Directors has adopted a Code of Business Conduct and Ethics for Officers, and a copy is available on the Company's website, www.icumed.com.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows the compensation earned for the past three years by each of the Company's executive officers whose 2003 compensation exceeded $100,000 (the "named executive officers").

                                                          SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                  ANNUAL COMPENSATION              COMPENSATION
                                           ---------------------------------- ---------------------
             NAME AND POSITION                                                SECURITIES UNDERLYING        ALL OTHER
                                             YEAR    SALARY ($)   BONUS (1)         OPTIONS (#) (1)    COMPENSATION ($)
                                             ----    ----------   ---------   ---------------------    ----------------
George A. Lopez.........................     2003   $340,000       $187,000               200,000(2)         $48,069(3)
   Chairman of the Board,                    2002    340,000        374,000               250,000(2)          44,369 (3)
   President and Chief Executive Officer     2001    340,000        374,000               300,000(2)          41,268 (3)

Francis J. O'Brien......................     2003    222,000         27,750                25,000(2)          2,500 (4)
   Secretary, Treasurer and                  2002    200,000         75,000                12,500(2)          2,125 (4)
   Chief Financial Officer                   2001    200,000         50,000                 1,500(2)          2,125 (4)

Richard A. Costello.....................     2003    183,333         30,000                20,000(2)           2,500(4)
   Vice President of Sales                   2002    180,000         60,000                11,000(2)          2,125 (4)
                                             2001    180,000         70,000                15,000(2)          2,125 (4)

Steven C. Riggs..........................    2003    130,667        18,900                  7,000(2)           2,033(4)
    Vice President of Operations             2002    116,792         33,900                23,750(2)          1,884 (4)

Alison D. Burcar (5).....................    2003     90,000          8,500                 5,000(2)              50(4)
     Vice President of Marketing             2002     79,333         10,000                 3,500(2)             184(4)


(1) Bonus amounts are included in the year earned rather than the year actually paid; a portion is paid in the following year.

(2)      Options to acquire shares of the Company.

(3) Includes dollar value of life insurance premiums paid by the Company, based on the cost of term life insurance, plus the dollar value, on an actuarial basis, of the net cash surrender value accruing to the Diana Lopez Insurance Trust as owner of the life insurance policy on Dr. Lopez of $45,569 in 2003, $42,244 in 2002 and $39,161 in 2001 and
         Company matching contributions under Section 401(k) retirement plan for employees of $2,500 in 2003 and $2,125 in 2002 and 2001.

(4)      Company matching contribution under section 401(k) retirement plan.

(5)      Ms. Burcar is the niece of Dr. Lopez.

STOCK OPTION GRANTS

         Options to purchase Common Stock of the Company were granted in 2003 to employees under the ICU Medical, Inc. 1993 Stock Incentive Plan ("1993 Plan"), which provides for the grant of options to purchase up to 7,162,500 shares. The exercise price of options granted under the 1993 Plan is the fair market value of the Common Stock on the date of grant. All options granted under the 1993 Plan through April 2000 expire eleven years from issuance and are time-accelerated options which vest upon the earlier of the Company achieving specific operating performance levels or ten years from the date of grant. Options granted since April 2000 expire eleven years from issuance and vest in equal annual amounts on the first, second and third anniversary of issuance except for time-accelerated options granted in 2001, 2002, and 2003 on 16,500, 22,500 and 45,000 shares, respectively; 37,500 of those options vest five years from issuance, and the balance ten years from issuance, unless vesting is accelerated upon achievement of performance goals. The Company may issue more time-accelerated options in the future.

         In 2000, two of the Company's wholly owned subsidiaries, Budget Medical Products and SetFinder, Inc. adopted stock option plans. Options were to expire ten years from issuance, except Incentive Stock Options which were to expire five years from issuance. Options vested in equal annual amounts on the first, second and third anniversary of issuance. The subsidiary companies had certain rights to repurchase shares issued under options for as long as the subsidiary was not subject to the reporting requirements of the Securities Exchange Act of 1934. In 2002, non-director employees of the subsidiaries exchanged the options to acquire stock of the subsidiaries, which options were estimated to have an exercise price no less than the fair value of the subsidiaries stock, for options to buy the Company's Common Stock at fair market value on the exchange date. In January 2003, the remaining option holders, consisting solely of the Company's directors, agreed to surrender their options for no consideration, and the stock option plans of the subsidiaries were terminated.

                                       OPTION GRANTS IN LAST FISCAL YEAR
                                             INDIVIDUAL GRANTS
                           -------------------------------------------------------
                                             % OF
                                             TOTAL                                    POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF      OPTIONS       EXERCISE                        ASSUMED ANNUAL RATES OF
                             SECURITIES     GRANTED       OR BASE                        STOCK PRICE APPRECIATION
                             UNDERLYING        TO          PRICE                              FOR OPTION TERM
                              OPTIONS       EMPLOYEES    PER SHARE    EXPIRATION     --------------------------------
          NAME               GRANTED (#)     IN 2003       ($/SH)        DATE          5% ($) (1)      10% ($) (1)
-------------------------  --------------  -----------  ------------  ------------   ---------------  ---------------
 George A. Lopez, M.D.         50,000         12%         $ 26.15       3/9/14        $928,769        $2,422,950
                               50,000         12%           32.68       6/9/14       1,160,517         3,027,529
                               50,000         12%           29.27       9/9/14       1,039,404         2,271,573
                               50,000         12%           34.18      12/9/14       1,213,970         3,166,976

 Francis J. O'Brien            12,500          3%           30.35       2/5/08         104,814           231,612
                               12,500          3%           29.57      9/20/08         102,103           225,822

 Richard A. Costello           10,000          2%           30.35       2/5/14         215,588           562,421
                               10,000          2%           29.57       9/2/14         210,012           547,874

Steven C. Riggs                 3,500           *           29.57       9/2/14          73,504           191,956

Alison D. Burcar                3,000           *           30.35       2/5/14          64,676           168,726
                                2,500           *           29.57       9/2/14          52,503           136,968
* Less than 1%

The rates of stock appreciation reflected in the table are assumed solely for the purpose of compliance with the rules of the Securities and Exchange Commission relating to the disclosure of executive compensation. The Company's Common Stock has at times appreciated at rates substantially different than the assumed rates and at other times the value of the Common Stock has declined. Neither the assumed appreciation rates nor the actual changes in the share value of the Company's common stock since the dates of option grants are necessarily indicative of any future value of the Common Stock. The actual realizable value of the options may be substantially greater or less than that reflected in the table depending on the actual changes in the share value during the options' terms.

STOCK OPTION EXERCISES AND HOLDINGS

         AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

         The following table contains information about stock options of the Company exercised during 2003, and stock options on shares of the Company held at December 31, 2003, by the named executive officers of the Company.

                                                                                          VALUE OF UNEXERCISED
                               SHARES                      NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS AT
                              ACQUIRED        VALUE        OPTIONS AT YEAR-END(#)               YEAR-END($)
           NAME              ON EXERCISE     REALIZED     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
---------------------------- ------------ ------------ ------------------------------ ------------------------------
 George A. Lopez, M.D.               0    $        0       2,586,095  /   466,668       $ 61,201,935 /  $2,283,458
 Francis J. O'Brien                  0             0           1,972  /   115,085             26,063 /   2,270,007
 Alison D. Burcar                1,125        24,881           7,166  /     7,834            139,694  /     31,168
 Richard A. Costello             3,000        86,125          13,251  /    76,276            262,049 /   1,211,273
 Steven C. Riggs                 3,000        71,552          29,415  /    20,585            455,213 /      93,837

DIRECTORS' COMPENSATION

         During 2003, the Company paid directors who were not employees of the Company an annual retainer of $10,000 plus $1,000 per day for attendance at meetings of the Board and $500 if the meeting is conducted telephonically. Pay for attendance at meetings of Committees of the Board is $750 per day, and $375 if the meeting is conducted telephonically. In addition, under the 2001 Directors' Stock Option Plan, each non-employee director was automatically awarded options to purchase 1,875 shares of Common stock each quarter in 2003.

EMPLOYMENT AGREEMENTS

         The Company enters into employment agreements with each named executive officer for semi-annual periods ending on June 30 and December 31, and they may be renewed for successive six-month periods upon expiration, unless terminated. They provide for an annual base salary and a bonus payable in cash based on achievement of performance goals. Under the employment agreement, Dr. Lopez receives quarterly grants of options to acquire the Company's stock. Under employment agreements with the other officers, options to acquire the Company's stock are awarded based on achievement of performance goals. In 2003, goals were deemed met for the first half of the year, but not the second half. The Committee approved the grant of options to the officers, other than Dr. Lopez, for the second half of 2003 even though performance goals had not been achieved. Options granted for 2003 expire eleven years from date of grant and vest in equal annual amounts on the first, second and third anniversary of issuance, except for 20,000 options granted to Mr. Costello and 25,000 options granted to Mr. O'Brien, which vest ten and five years, respectively, from date of issuance, unless vesting is accelerated upon achievement of performance goals.

         The Company also has an agreement with Dr. Lopez which generally provides that, in the event the Company undergoes a change in control, as defined, and his employment is terminated, or certain negative changes in condition of employment occur, within 24 months of a change in control, he will be entitled to three times his annual salary and bonus, payment of bonus through the date of termination or change in conditions, and continuation of benefits for three years, and any stock options he holds will vest in full. In addition, if any payments are subject to excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, he will be entitled to a "gross up" of payments to offset the effect of the excise tax. The company will not be entitled to a tax deduction for any payments made under the agreement that are subject to the excise tax.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information as to Securities Authorized for Issuance Under Equity Compensation Plan is included in Form 10-K, Part II, Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to shares of Common Stock owned as of April 5, 2004, by (i) each person who, insofar as the Company has been able to ascertain, beneficially owned more than five percent of the outstanding Common Stock, (ii) each director, (iii) each nominee for election as a director, and (iv) all directors and officers as a group. Unless otherwise indicated in the footnotes following the table, and subject to community property laws where applicable, the Company believes that the persons as to whom the information is given have sole voting and investment power over the shares listed as beneficially owned. The business address of the George A. Lopez, M.D. Second Family Limited Partnership, the Lopez Family Trust, George A. Lopez, M.D. and Diana K. Lopez, M.D. is 951 Calle Amanecer, San Clemente, California 92673.

                                                                                         SHARES          PERCENT
                                                                                         OWNED             OF
                                                                                      BENEFICIALLY      CLASS(1)
                                                                                      ------------      --------
     George A. Lopez, M.D.........................................................    3,875,818 (3)         23.7%
     George A. Lopez, M.D. Second Family Limited Partnership .....................    1,186,843 (2)          8.7%
     Wasatch Advisors, Inc. ......................................................    2,790,592 (7)         20.3%
        150 Social Hall Avenue, Salt Lake City, UT 84111
     FMR Corp. ...................................................................    1,590,881 (7)         11.6%
        82 Devonshire Street, Boston, MA 02109
     Kayne Anderson Rudnick Investment Management, LLC............................    1,011,332 (7)          7.4%
        1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067
     Columbia Wanger Asset Management, L.P........................................      901,500 (7)          6.6%
        227 West Monroe Street, Suite 3000, Chicago, IL 60606
     Lord, Abbett & Co. ..........................................................      875,572 (7)          6.4%
        90 Hudson Street, Jersey City, NJ 07302
     Eaton Vance Management.......................................................      724,986 (7)          5.3%
        255 State Street, Boston, MA 02109
     Rice Hall James & Associates LLC.............................................      699,030 (7)          5.1%
       600 West Broadway, Suite 1000, San Diego, CA 92101
     Jack W. Brown................................................................       39,375 (5)          *
     John J. Connors..............................................................       35,625 (5)          *
     Michael T. Kovalchik III, M.D................................................       37,687 (5)          *
     Joseph R. Saucedo............................................................       28,505 (5)          *
     Richard H. Sherman, M.D......................................................      110,926 (5)          *
     Robert S. Swinney, M.D.......................................................       35,875 (4)(5)       *
     All officers and directors as a group (11 persons)...........................    4,340,482 (6)         26.0%

-----------------
*    Less than one percent

(1) Based on total shares of Common Stock outstanding plus outstanding options to acquire Common Stock currently exercisable or exercisable within 60 days held by the beneficial owner whose percent of outstanding stock is calculated.

(2) Dr. George A. Lopez is the general partner of the George A. Lopez, M.D. Second Family Limited Partnership (the "Partnership") and holds a one-percent general partnership interest in the Partnership. As general partner, he has the power to vote and power to dispose of the 1,186,843 shares owned by the Partnership and may be deemed to be a beneficial owner of such shares. Trusts for the benefit of Dr. Lopez's children, the Christopher George Lopez Children's Trust and the Nicholas George Lopez Children's Trust, own a 99% limited partnership interest in the Partnership. Dr. Lopez is not trustee of and has no interest in his children's Trusts. Except to the extent of the undivided one percent general partnership interest in the assets of the Partnership, Dr. Lopez disclaims any beneficial ownership of the shares owned by the Partnership.

(3) Includes options to acquire 2,652,761 shares. Also includes the 1,186,843 shares owned by the Partnership, as to which shares Dr. Lopez disclaims any beneficial ownership except to the extent described in Note (2). Includes 49,351 shares owned by the Lopez Family Trust. Dr. George A. Lopez and his wife, Dr. Diana K. Lopez, are trustees and beneficiaries of the Family Trust; except to the extent of their pecuniary interests as beneficiaries of the Family Trust, the Drs. Lopez disclaim any beneficial ownership of the shares owned by the Family Trust. Does not include 174,400 held by Dr. Diana K. Lopez as Trustee of the Lopez CRT #1 for the benefit of the Drs. Lopez, as to which shares Dr. George A. Lopez has no voting or investment power and disclaims any beneficial ownership.

(4) Does not include 750 shares owned by Dr. Swinney's wife as to which he has no voting or investment power and disclaims any beneficial ownership.

(5)  Includes options to acquire 28,125 shares.

(6)  Includes options to acquire 2,990,508 shares.

(7) Information included solely in reliance information included in a Statement on Schedule 13D or 13G filed with the Securities and Exchange Commission by the indicated holder.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Diana Lopez Insurance Trust is the owner of a $3 million life insurance policy on Dr. Lopez. The Company has in the past advanced funds to pay the premium on the policy. The Company has a collateral assignment entitling it to recover, generally from the value of the policy, all premiums paid on the policy. Because of legislative changes, the Company has ceased paying premiums on the policy, and has not reached agreement with Dr. Lopez or the owner of the policy on the disposition of the policy. The current premium has not been paid. The total premiums paid to date are $479,000 and the net surrender value of the policy is approximately $384,000. If no further premiums are paid and no other action is taken, the policy will lapse in approximately fifteen years, at which time it will have no value.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         On July 22, 2002, we first engaged Deloitte & Touche LLP as our independent auditors. During the past two years and the subsequent interim period before we engaged Deloitte & Touche LLP, we had not (and no one on our behalf had) consulted with Deloitte & Touche LLP on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matter that was either the subject of a disagreement or reportable event as set forth in the regulations of the Securities and Exchange Commission.

FEES PAID TO AUDITORS

         It is the policy of our Audit Committee to have the engagement of our independent auditor to perform any audit or non-audit services approved in advance by the Audit Committee. Such approval authority is delegated to the Chairman of the Audit Committee on behalf of the Audit Committee as permitted by the Audit Committee Charter.

         Deloitte & Touche LLP was our independent auditor for the past two years. Fees billed by Deloitte & Touche LLP for those years are as follows:

                                                    2003              2002
                                                  --------         ---------
    Audit fees                                    $190,360          $ 48,200
Audit related fees                                  19,250             1,000
     Tax fees                                          -0-               -0-
  All other fees                                       -0-               -0-

Audit related services:
        Seminar                                  $   5,000       $       -0-
      SEC filings                                    4,500             1,000
    Special audit procedures                         5,250               -0-
    Accounting consultation                          4,500               -0-
                                                   -------           -------
                                                  $ 19,250         $   1,000
                                                  ========         =========

The engagement for all audit related services was approved in advance by our Audit Committee.

         On June 18, 2002, we dismissed Arthur Andersen LLP ("Andersen") as our independent accountants. Andersen's report on our financial statements for 2001 did not contain an adverse opinion, a disclaimer of opinion or a qualification. During 2001 and the interim period of 2002 before we dismissed Andersen, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there were no "reportable events" as defined in the regulations of the Securities and Exchange Commission. The decision to change independent accountants was approved by the Audit Committee.

        We furnished Andersen a copy of our Current Report on Form 8-K dated June 18, 2002 containing the foregoing disclosures, and requested Andersen to furnish us a letter addressed to the Securities and Exchange Commission stating whether Andersen agreed with the foregoing disclosures, or, if not, stating the respects in which it does not agree. Andersen's letter stating that it agreed with our disclosures was included as an exhibit to the Form 8-K

         In 2002 we paid Andersen fees and expenses for the following services:

         Audit fees                                    $47,040
         Audit related fees                              1,500
         Tax fees                                       47,040
         All other fees                                 58,459

         Audit fees related to the audit of the 2001 consolidated financial statements and review of the quarterly consolidated financial statements included in the Company's March 31, 2002 Form 10-Q. Audit related services related to SEC filings ($1,000) and Other ($500). Tax fees were for tax planning and tax return preparation. All other fees were for financial information system design and implementation services.

        The Audit Committee had considered whether the provision of non-audit services was compatible with maintaining Arthur Andersen LLP's independence and concluded that there was no incompatibility.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ICU MEDICAL, INC.


                                             By:  /S/ Francis J. O'Brien
                                                 ------------------------------
                                                      Francis J. O'Brien
                                                      Secretary, Treasurer and
                                                      Chief Financial Officer

                                             Dated:   November 8, 2004

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

3.  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002