Form 10-Q
period 2004-09-30
ICU MEDICAL INC/DE
filed 2004-11-09
CIK 883984

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM: _______ TO _________

                          COMMISSION FILE NO.: 0-19974

                                ICU MEDICAL, INC.
                (EXACT NAME OF REGISTRANT AS PROVIDED IN CHARTER)
                ------------------------------------------------

                  DELAWARE                                            33-0022692
                  --------                                            ----------
       (State or Other Jurisdiction of                          (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

951 CALLE AMANECER, SAN CLEMENTE, CALIFORNIA                               92673
- --------------------------------------------                               -----
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

         Yes [XXX]                                     No [   ]

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                                OUTSTANDING AT OCTOBER 31, 2004
         -----                                -------------------------------
         Common                                          13,570,469

                                ICU MEDICAL, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
- ------------------------------                                       -----------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
- -------  --------------------------------

Condensed Consolidated Balance Sheets, September 30, 2004 and
December 31, 2003                                                          3

Condensed Consolidated Statements of Income (Loss) for the three
and nine months ended September 30, 2004 and 2003                          4

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2004 and 2003                                          5

Condensed Consolidated Statements of Comprehensive Income (Loss) for
the nine months ended September 30, 2004 and 2003                          6

Notes to Condensed Consolidated Financial Statements                       7


ITEM 2.
- -------

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 10


ITEM 3.
- -------

Quantitative and Qualitative Disclosures About Market Risk                25


ITEM 4.
- -------

Controls and Procedures                                                   25


PART II - OTHER INFORMATION                                               26
- ---------------------------

SIGNATURES                                                                28


                                               ICU MEDICAL, INC.
                                     Condensed Consolidated Balance Sheets
                                   September 30, 2004 and December 31, 2003
                            (all dollar amounts in thousands except per share data)
                                                  (unaudited)

                                                    ASSETS
                                                                                     9/30/04        12/31/03
                                                                                   ----------      ----------
CURRENT ASSETS:
       Cash and cash equivalents                                                   $   6,154       $   1,787
       Liquid investments                                                             75,425          71,350
                                                                                   ----------      ----------
             Cash, cash equivalents and liquid investments                            81,579          73,137
                                                                                   ----------      ----------
       Accounts receivable, net of allowance for doubtful accounts of $627
        and $742 as of September 30, 2004 and December 31, 2003, respectively         14,437          24,943
       Finance loans receivable - current portion                                      2,799           4,142
       Inventories                                                                     9,557           3,398
       Prepaid income taxes                                                            3,425           1,662
       Prepaid expenses and other current assets                                       1,931           1,927
       Deferred income taxes - current portion                                         2,006           2,008
                                                                                   ----------      ----------
                Total current assets                                                 115,734         111,217
                                                                                   ----------      ----------

PROPERTY AND EQUIPMENT, at cost:                                                      73,561          71,615
  Less--Accumulated depreciation                                                     (32,484)        (30,574)
                                                                                   ----------      ----------
                                                                                      41,077          41,041
                                                                                   ----------      ----------
FINANCE LOANS RECEIVABLE - non-current portion                                         3,841           4,765
DEFERRED INCOME TAXES - non-current portion                                            2,054           2,680
INTANGIBLE ASSETS - net                                                                3,934           4,166
OTHER ASSETS                                                                             432             419
                                                                                   ----------      ----------
                                                                                   $ 167,072       $ 164,288
                                                                                   ==========      ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              $   2,187       $   3,051
     Accrued liabilities                                                               6,431           5,234
                                                                                   ----------      ----------
                Total current liabilities                                              8,618           8,285
                                                                                   ----------      ----------

MINORITY INTEREST                                                                      1,051              --

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $1.00 par value
        Authorized -- 500,000 shares, issued and outstanding -- none                      --              --
     Common stock, $0.10 par value-
        Authorized -- 80,000,000 shares, issued -- 14,158,612 shares                   1,416           1,416
     Additional paid-in capital                                                       61,775          63,535
     Treasury stock, at cost -- 588,143 and 471,390 shares at
        September 30, 2004 and December 31, 2003, respectively                       (15,418)        (12,116)
     Retained earnings                                                               109,505         102,991
     Accumulated other comprehensive income                                              125             177
                                                                                   ----------      ----------
                Total stockholders' equity                                           157,403         156,003
                                                                                   ----------      ----------
                                                                                   $ 167,072       $ 164,288
                                                                                   ==========      ==========

                                The accompanying notes are an integral part of
                              these condensed consolidated financial statements.


                                   Condensed Consolidated Statements of Income (Loss)
                                       For the Three Months and Nine Months Ended
                                        September 30, 2004 and Sepember 30, 2003
                                (all dollar amounts in thousands except per share data)
                                                       (unaudited)



                                                      For the Three Months Ended           For the Nine Months Ended
                                                  --------------------------------     --------------------------------

                                                     9/30/04             9/30/03          9/30/04           9/30/03
                                                  -------------      -------------     -------------      -------------
REVENUES:
     Net sales                                    $     15,894       $     25,016      $     58,166       $     73,616
     Other                                                 574                508             2,200              3,967
                                                  -------------      -------------     -------------      -------------
TOTAL REVENUE                                           16,468             25,524            60,366             77,583
                                                  -------------      -------------     -------------      -------------

COST OF GOODS SOLD                                       9,954             13,246            29,368             35,418

                                                  -------------      -------------     -------------      -------------
         Gross profit                                    6,514             12,278            30,998             42,165
                                                  -------------      -------------     -------------      -------------

OPERATING EXPENSES:
     Selling, general and administrative                 6,807              5,387            19,065             17,017
     Research and development                            1,763                419             2,617              1,427

                                                  -------------      -------------     -------------      -------------
         Total operating expenses                        8,570              5,806            21,682             18,444
                                                  -------------      -------------     -------------      -------------

         Income (loss) from operations                  (2,056)             6,472             9,316             23,721

INVESTMENT INCOME                                          375                313             1,083                883
                                                  -------------      -------------     -------------      -------------

         Income (loss) before income taxes
         and minority interest                          (1,681)             6,785            10,399             24,604

PROVISION (BENEFIT) FOR INCOME TAXES                      (621)             2,610             3,909              9,460
MINORITY INTEREST                                          (24)                --               (24)                --
                                                  -------------      -------------     -------------      -------------

NET INCOME (LOSS)                                 $     (1,036)      $      4,175      $      6,514       $     15,144
                                                  =============      =============     =============      =============


NET INCOME (LOSS) PER SHARE
         Basic                                    ($      0.08)      $       0.31      $       0.47       $       1.10
         Diluted                                  ($      0.08)      $       0.28      $       0.43       $       1.00

WEIGHTED AVERAGE NUMBER OF SHARES
         Basic                                      13,685,053         13,603,733        13,731,015         13,790,843
         Diluted                                    13,685,053         14,805,056        14,996,073         15,073,761


                                     The accompanying notes are an integral part of
                                   these condensed consolidated financial statements.


                                              ICU MEDICAL, INC.
                               Condensed Consolidated Statements of Cash Flows
                                          For the Nine Months Ended
                              September 30, 2004 and September 30, 2003
                                  (all dollar amounts in thousands)
                                                 (unaudited)

                                                                       For the Nine Months Ended
                                                                       -------------------------

                                                                         9/30/04        9/30/03
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $  6,514       $ 15,144
Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization                                         5,564          5,105
     Write-off of in-process research and development                      1,154             --
     Net change in accounts receivable                                    10,506            805
     Net change in inventory                                              (6,159)         1,883
     Net change in income tax accounts                                    (1,135)        (4,222)
     Other, net of effects of acquisitions                                   (75)          (586)
                                                                        ---------      ---------
                                                                          16,369         18,129

     Tax benefits from exercise of stock options                           1,923            275

                                                                        ---------      ---------
     Net cash provided by operating activities                            18,292         18,404
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (5,080)        (9,631)
     Cash paid for acquisitions, net of cash acquired                         --         (5,572)
     Advances under finance loans                                         (1,010)        (6,509)
     Proceeds from finance loan repayments                                 3,277             --
     Purchases of investments                                            (17,325)        (9,832)
     Proceeds from sale of investments                                    13,250         28,657

                                                                        ---------      ---------
     Net cash used in investing activities                                (6,888)        (2,887)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                               2,645            719
     Proceeds from employee stock purchase plan                              503            561
     Purchase of treasury stock                                          (10,133)       (15,323)

                                                                        ---------      ---------
     Net cash (used in) financing activities                              (6,985)       (14,043)
                                                                        ---------      ---------

Effect of exchange rate changes on cash                                      (52)            --
                                                                        ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,367          1,474

CASH AND CASH EQUIVALENTS, beginning of the period                         1,787          4,165
                                                                        ---------      ---------

CASH AND CASH EQUIVALENTS, end of the period                            $  6,154       $  5,639
                                                                        =========      =========

                         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                    ICU MEDICAL, INC.
                                Condensed Consolidated Statements of Comprehensive Income
                                       For the Three Months and Nine Months Ended
                                        September 30, 2004 and September 30, 2003
                                            (all dollar amounts in thousands)
                                                       (unaudited)


                                                 For the Three Months Ended     For the Nine Months Ended
                                                 --------------------------     -------------------------

                                                   9/30/04       9/30/03          9/30/04       9/30/03
                                                   --------      --------         --------      --------
Net income (loss)                                  $(1,036)      $ 4,175          $ 6,514       $15,144

Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustment            49            --              (52)           --

                                                   --------      --------         --------      --------
Comprehensive income (loss)                        $  (987)      $ 4,175          $ 6,462       $15,144
                                                   ========      ========         ========      ========


                                     The accompanying notes are an integral part of
                                   these condensed consolidated financial statements.

                                ICU MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
        (All dollar amounts in tables in thousands except per share data)
                                   (unaudited)

NOTE 1: BASIS OF PRESENTATION: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of Management, necessary to a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2003 Annual Report to Stockholders.

           ICU Medical, Inc. (the "Company," a Delaware corporation) operates principally in one business segment engaged in the development, manufacturing and marketing of disposable medical connection systems for use in intravenous ("I.V.") therapy applications designed to protect healthcare workers and patients from the spread of infectious diseases. The Company's devices are sold principally to distributors and medical product manufacturers throughout the United States and a small portion internationally. All subsidiaries are wholly or majority owned and are included in the consolidated financial statements. All intercompany balances and transactions have been eliminated.

NOTE 2:      INVENTORIES consisted of the following:

                                                   9/30/04            12/31/03
                                                   -------            --------
                Raw material                      $   4,675           $   2,699
                Work in process                         459                 340
                Finished goods                        4,423                 359
                                                  ----------          ----------
                Total                             $   9,557           $   3,398
                                                  ==========          ==========

NOTE 3:      PROPERTY AND EQUIPMENT, at cost, consisted of the following:

                                                   9/30/04             12/31/03
                                                   -------             --------
                Land, building and building
                    improvements                  $  21,755           $  16,887
                Machinery and equipment              30,244              26,429
                Furniture and fixtures                7,620               6,572
                Molds                                 9,746              11,480
                Construction in process               4,196              10,247
                                                  ----------          ----------
                Total                             $  73,561           $  71,615
                                                  ==========          ==========

NOTE 4: FINANCE LOANS RECEIVABLE are commercial loans by ICU Finance, Inc., a wholly-owned consolidated subsidiary. Loans are made only to credit-worthy healthcare entities and are fully secured by real and personal property. The Company plans to hold the loans to maturity or payoff. They are carried at their outstanding principal amount, and will be reduced for an allowance for credit losses and charge offs if any such reductions are determined to be necessary in the future. Interest is accrued as earned based on the stated interest rate and amounts outstanding. Loan fees and costs have not been material. Scheduled maturities are: remainder of 2004 $312,000; 2005 $2,719,000; 2006 $1,181,000;
2007 $1,157,000 and 2008 $1,271,000. Weighted average maturity (principal and interest) at September 30, 2004 was 1.4 years and the weighted average interest rate was 5.4%. In October 2003, the Company discontinued new lending activities; the Company will honor existing lending commitments. The maximum that can be borrowed under all commitments, including amounts outstanding, was approximately $6,748,000 at September 30, 2004.

NOTE 5: NET INCOME (LOSS) PER SHARE is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities, except in a loss period, when such securities are excluded because they would decrease the diluted loss per share. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,201,323 for the three months ended September 30, 2003 and 1,265,058 and 1,282,918 for the nine months ended September 30, 2004 and 2003, respectively. Potentially dilutive shares from common stock options excluded because of the net loss for the three months ended September 30, 2004 were 1,107,914. Options that are antidilutive because their average exercise price exceeded the average market price of its common stock for the period approximated 1,400,000 and 810,000 for the three months ended September 30, 2004 and 2003 respectively and 850,000 and 555,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

                                                Quarter Ended                Nine Months Ended
                                                -------------                -----------------
                                                 September 30,                 September 30,
                                                 -------------                 -------------
                                            2004            2003            2004            2003
                                         ----------      ----------      ----------      -----------
Net income (loss), as reported ....      ($  1,036)      $   4,175       $   6,514       $   15,144
Pro forma adjustment ..............        ((1,480)         (1,224)         (4,153)          (3,863)
                                         ----------      ----------      ----------      -----------
Net income (loss), pro forma ......      ($  2,516)      $   2,951       $   2,361       $   11,281
                                         ==========      ==========      ==========      ===========

Net income (loss)per share
           Basic, as reported .....      ($   0.08)      $    0.31       $     0.47      $     1.10
           Diluted, as reported ...      ($   0.08)      $    0.28       $     0.43      $     1.00

           Basic, pro forma .......      ($   0.18)      $    0.22       $     0.17      $     0.84
           Diluted, pro forma .....      ($   0.18)      $    0.20       $     0.16      $     0.76

NOTE 7: INCOME TAXES: The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes partially offset by the effect of tax-exempt investment income and state and federal tax credits.

NOTE 8: MAJOR CUSTOMERS: The Company had revenues equal to ten percent or greater of total net revenues from one customer, Hospira, Inc. (formerly a part of Abbott Laboratories), of 56% and 65% in the third quarters of 2004 and 2003, respectively, and of 57% and 67% in the first nine months of 2004 and 2003, respectively.

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

NOTE 10: ACQUISITIONS: In June 2003, the Company acquired the assets of two affiliated manufacturers of intravenous therapy systems located in northern Italy for a cash payment of approximately $4.6 million. Principal assets acquired are assembly facilities and related equipment of $2,443,000 and inventories of $1,110,000 and an agreement not to compete valued at approximately $818,000. The acquired assets and related operating results are included in the Company's consolidated financial statements since June 30, 2003. The effect of this acquisition on the Company's financial statements is immaterial.

           In September 2004, the Company purchased an interest of approximately 57% in a company developing a new medical device for use in screening for heart disease for approximately $2.5 million in cash. The Company has agreed to invest an additional $1.5 million if certain milestones are achieved by November 30, 2005. The company had no operations prior to the investment. Its only asset is technology related to the device, which will require pre-market submission to the Food and Drug Administration. The company is included in the consolidated financial statements since September 2004, and the interests of the other stockholders, who are the founders, are shown as minority interest. Approximately $1.2 million of the Company's investment was allocated to in-process research and development, based in part on an independent appraisal, and that amount was charged to research and development expense in the Company's consolidated financial statements in September 2004. The pro forma effects of this acquisition were not significant.

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

THIRD QUARTER OF 2004 AND RESULTS FOR THE YEAR 2004

           The Company reported a loss for the quarter ended September 30, 2004 and expects to report a loss for the fourth quarter of 2004, although it does expect to remain profitable for the full year 2004. The loss in the third quarter is principally because Hospira, Inc., ("Hospira", formerly the Hospital Products Division of Abbott Laboratories) decreased the level of purchases because it is making a substantial reduction in its inventories of our products; our sales to Hospira declined $7.5 million from the third quarter of 2003, and $6.6 million of that decline was in CLAVE products. Because of the reduced sales to Hospira, we curtailed our production of CLAVE products; but, since much of our manufacturing costs are fixed, the reduced production resulted in unabsorbed overhead of approximately $2.2 million. Total unabsorbed overhead for the third quarter was approximately $2.9 million. We expect Hospira's purchases to continue to decline in the fourth quarter of 2004 because we expect this inventory reduction by Hospira to continue through the fourth quarter of 2004. This will cause further reduction in production levels and somewhat greater unabsorbed overhead in the fourth quarter of 2004. Although Hospira is reducing its purchases, information provided by Hospira indicates that Hospira's unit sales of CLAVE products to its customers have continued to increase, and we further believe that once Hospira reduces its inventory to the desired level, our sales of CLAVE products to Hospira will more closely match its sales to its customers than they have in the past. Our inventory of CLAVE products is higher than normal at September 30, 2004; we expect reduced production levels and unabsorbed overhead to continue into early 2005.

           Sales of our Punctur-Guard products declined from $1.7 million in the third quarter of 2003 to $0.5 million in the third quarter of 2004. We have experienced lower unit volumes and have reduced prices to achieve wider distribution. While we expect sales increases in Punctur-Guard products in the fourth quarter of 2004, there is no assurance that any such increases will be realized and if they are not, most of the unabsorbed overhead will continue.

           In September 2004, we invested approximately $2.5 million in a company developing a new medical device. Approximately $1.2 million of the Company's investment was allocated to in-process research and development, and that amount, which is non-recurring, was charged to research and development expense in the Company's consolidated financial statements in September 2004.

           Our operating expenses (including research and development) increased approximately $2.8 million in the third quarter of 2004 as compared to the third quarter of 2003. This was principally because of the $1.2 million expense of in-process research and development mentioned above, patent litigation costs, costs related to Sarbanes-Oxley compliance, and increased information technology costs.

           In summary, in millions of dollars:

           Income from operations, three months ended 9/30/03                                   $ 6.5
           Sales reduction from $25.0 to $15.9: approximate effect on standard gross profit      (4.9)
           Unabsorbed overhead $2.9 million in excess of $2.0 million in 2003                    (0.9)
           Increased operating expenses (including in-process R&D)                               (2.8)
                                                                                                ------
           Loss from operations, three months ended 9/30/04                                     $(2.1)
                                                                                                ======

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

           We are also increasing our efforts to acquire new products. We acquired the Punctur-Guard line of blood collection needles in 2002, invested in a company developing a new medical device in 2004, and are continuing to seek other opportunities. However, there can be no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products.

           Custom I.V. systems and new products will be of increasing importance to us in future years. We expect CLAVE products will grow in 2005 in the U.S., but at a slower percentage growth rate than in the past because of our large market penetration and potentially substantial increases in competition if we are unsuccessful in enforcing our intellectual property rights. Growth for all of our products outside the U.S. could be substantial, although to date it has been modest. Therefore, we will be directing increasing product development, acquisition, sales and marketing efforts to custom I.V. systems and new products in the U.S. and increasing our emphasis on the markets outside the U.S.

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

           Our relationship with Hospira has been and will continue to be of singular importance to our growth. In 2003, approximately 67% of our revenue was from sales to Hospira. For the nine months ended September 30, 2004, approximately 56% of our revenue was from sales to Hospira. We expect this percentage of revenue to decrease in the fourth quarter of 2004 compared with 2003, as Hospira continues to reduce their amount of CLAVE products inventory. However, we expect it to return to approximately the level of 2003 when Hospira resumes normal purchases of our products in 2005. Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market. We expect that Hospira will be important to our growth for CLAVE, custom I.V. systems, and our other products in the U.S. and also outside the U.S.

           We believe that achievement of our growth objectives, both within the U.S., and outside the U.S., will require increased efforts by us in sales and marketing and product development, and we have started increasing expenditures for those during 2004.

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


OVERVIEW OF OPERATIONS

           The following table sets forth the net revenues by product as a percentage of total net sales for the periods indicated:

==================================== ============ ============ =========== ============ =========== ============ ============
                                                                                                        YTD          YTD
PRODUCT LINE                            2001         2002         2003        Q3-03       Q3-04        Q3-03        Q3-04
- ------------------------------------ ------------ ------------ ----------- ------------ ----------- ------------ ------------
CLAVE                                    74%          67%          59%         55%          47%         58%          49%
- ------------------------------------ ------------ ------------ ----------- ------------ ----------- ------------ ------------
Custom and Generic I.V. Systems          13%          17%          22%         26%          39%         21%          33%
- ------------------------------------ ------------ ------------ ----------- ------------ ----------- ------------ ------------
Punctur-Guard(R)                          -            1%           7%          6%           3%          6%           5%
- ------------------------------------ ------------ ------------ ----------- ------------ ----------- ------------ ------------
CLC2000(R)                                3%           4%           4%          4%           3%          4%           4%
- ------------------------------------ ------------ ------------ ----------- ------------ ----------- ------------ ------------
Other Products                           10%           7%           4%          7%           5%          6%           6%
- ------------------------------------ ------------ ------------ ----------- ------------ ----------- ------------ ------------
License, royalty and revenue share        -            4%           4%          2%           3%          5%           3%
- ------------------------------------ ------------ ------------ ----------- ------------ ----------- ------------ ------------
Total                                   100%         100%         100%        100%         100%        100%         100%
==================================== ============ ============ =========== ============ =========== ============ ============

           Most custom I.V. systems include one or more CLAVEs. Total CLAVE sales including custom I.V. systems with at least one CLAVE were 73% of net revenue in the third quarter of 2003 and 76% of net revenue in the third quarter of 2004, and 73% and 72% year-to-date September 30, 2003 and 2004, respectively.

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

           We believe the success of the CLAVE has motivated, and will continue to motivate others to develop one-piece, swabbable, needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. We have patents covering the technology embodied in the CLAVE and intend to enforce those patents as appropriate. If we are not successful in enforcing our patents, competition from such products could adversely affect our market share and prices for our CLAVE products. In response to competitive pressure, we have been reducing prices to protect and expand our market, although overall pricing has been stable recently. The price reductions to date have been more than offset by increased volume after excluding the effect of Hospira's inventory reductions in 2004. We expect that the average price of our CLAVE products may continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

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

           We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business through increased sales to medical product manufacturers and independent distributors. Under one of our Hospira Agreements, we manufacture all new custom I.V. sets for sale by Hospira and jointly promote the products under the name SetSource. We expect continuing yearly increases in sales of custom I.V. systems under this agreement. We also contract with group purchasing organizations and independent dealer networks for inclusion of our products among those available to members of those entities. Custom I.V. systems accounted for approximately $20.0 million of net sales in the first nine months of 2004, including net sales under the Hospira SetSource program of approximately $8.9 million. Also, in the fourth quarter of 2002 we acquired Bio-Plexus. Inc. ("Bio-Plexus"), whose principal products are blood collection needles, under the Punctur-Guard name, that are designed to eliminate exposure to sharp, contaminated needles. Punctur-Guard product revenues in the first nine months of 2004 were $3.1 million. In 2004, we invested in a company developing a new medical device; sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. There is no assurance that any of these initiatives will continue to succeed.

           We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. These include use of automated assembly equipment for new and existing products, use of larger molds and molding machines, centralization of all proprietary molding in San Clemente, expansion of our production facility in Mexico, and the establishment of other production facilities outside the U.S.

           We distribute products through three distribution channels. Net product revenues for each distribution channel were as follows:

==================================== =========== ============ ============ ============ ============ ============ ============
CHANNEL                                                                                                   YTD          YTD
                                         2001        2002         2003         Q3-03        Q3-04        Q3-03        Q3-04
- ------------------------------------ ----------- ------------ ------------ ------------ ------------ ------------ ------------
Medical product manufacturers             72%          73%          71%          68%          58%          72%          59%
- ------------------------------------ ----------- ------------ ------------ ------------ ------------ ------------ ------------
Independent domestic distributors         20%          19%          23%          25%          32%          23%          30%
- ------------------------------------ ----------- ------------ ------------ ------------ ------------ ------------ ------------
International                              8%           8%           6%           7%          10%           5%          11%
- ------------------------------------ ----------- ------------ ------------ ------------ ------------ ------------ ------------
Total                                    100%         100%         100%         100%         100%         100%         100%
==================================== =========== ============ ============ ============ ============ ============ ============

           QUARTER-TO-QUARTER COMPARISONS: We present summarized income statement data in Item 1. Financial Statements. The following table shows, for the year 2003 and the third quarter and first nine months of 2003 and 2004, the percentages of each income statement caption in relation to revenues, and the percentage change in each caption in each quarter. (We currently calculate our gross profit percentage based on net sales, which includes only product sales and excludes non-product revenue such as license fees. See below for information on non-product revenue. We present the alternative calculation based on total revenue for the convenience of readers who prefer to view it that way.)

                                                                           Percentage of Revenues
                                                ----------------------------------------------------------------------------
                                                    Year                 Quarter ended                Nine months ended
                                                                         September 30,                   September 30,
                                                ---------     -----------------------------    -----------------------------
                                                    2003          2003      2004    CHANGE         2003      2004    CHANGE
                                                    ----          ----      ----    ------         ----      ----    ------
Revenue
  Net sales                                          96%           98%       97%      -36%          95%       96%      -21%
  Other                                               4%            2%        3%       13%           5%        4%      -45%
                                                ---------     --------- --------- ---------    --------- --------- ---------
Total revenues                                      100%          100%      100%      -36%         100%      100%      -22%
Cost of sales                                        47%           52%       60%      -25%          46%       49%      -17%

Gross Profit
  Percentage of net sales                            53%           47%       37%      -50%          52%       50%      -25%
  Percentage of all revenues                         55%           48%       40%      -47%          54%       51%      -26%

Selling, general and administrative expenses         21%           21%       41%       26%          22%       32%       12%
Research and development expenses                     2%            2%       11%      321%           1%        4%       83%
                                                ---------     --------- --------- ---------    --------- --------- ---------
Total operating expenses                             23%           23%       52%       48%          23%       36%       18%

Income (loss) from operations                        32%           25%      -12%     -132%          31%       18%      -61%
                                                ---------     --------- --------- ---------    --------- --------- ---------
Investment income                                     1%            1%        2%      -20%           1%        2%       23%
                                                ---------     --------- --------- ---------    --------- --------- ---------
Income (loss) before income taxes                    33%           26%      -10%     -125%          32%       17%      -58%
Income taxes                                         12%           10%       -4%     -124%          12%        6%      -59%
                                                ---------     --------- --------- ---------    --------- --------- ---------
Net income (loss)                                    21%           16%       -6%     -125%          20%       11%      -57%
                                                =========     ========= ========= =========    ========= ========= =========


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


QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
- ----------------------------------------------------------------------------
2003
- ----

           Net revenues decreased $9,056,000, or approximately 36%, to $16,468,000 in the third quarter of 2004, compared to $25,524,000 during the same period last year.

           DISTRIBUTION CHANNELS: Net sales to Hospira in the third quarter of 2004 were $8,833,000, as compared with net sales of $16,370,000 in the third quarter of 2003. (Hospira sales discussed in this paragraph do not include export and foreign sales.) Net sales of CLAVE Products to Hospira, excluding custom CLAVE I.V. systems, decreased by $6,630,000 to $5,281,000 in the third quarter of 2004 from $11,911,000 in the third quarter of 2003 primarily because Hospira has decreased its level of purchases because it is making a substantial reduction in its inventory of CLAVE products. Although Hospira is reducing its purchases, information provided by Hospira indicates that Hospira's CLAVE unit sales to their customers have increased in this period. Sales to Hospira under the SetSource program approximated $3,138,000 in the third quarter of 2004 as compared with approximately $3,096,000 in the third quarter of 2003, a 1% increase. We expect a decrease in CLAVE unit and dollar sales volume with Hospira through the balance of 2004 as compared to the third quarter of 2004 as Hospira continues to reduce its inventory. We expect the past significant increases in SetSource unit and sales volume to slow down for the remainder of 2004 as compared to 2003 as Hospira's sales personnel focus more of their sales efforts on Hospira's I.V. pumps; we believe the effect of this will be temporary. Net sales of CLC2000 decreased to virtually none in the third quarter of 2004 because Hospira has also been reducing its inventory of CLC2000 products. There is no assurance as to the amount of any future sales increases to Hospira.

           Net sales to independent domestic distributors decreased approximately 22% from $6,491,000 in the third quarter of 2003 to $5,086,000 in 2004. The decrease in sales to independent distributors is attributed principally to an $816,000 or 51% decrease in Punctur-Guard product sales and a $450,000 or 14% decrease in sales of Custom I.V. systems. The decrease in sales of Punctur-Guard products is primarily due to a reduction in average sales price to achieve a wider distribution. We also experienced a loss of some customers and unit volume on the Punctur-Guard products while making changes for a more marketable product. We believe that the decrease in sales of custom I.V systems is primarily due to seasonal factors mentioned above. We anticipate an increase of Punctur-Guard unit and dollar volumes in the future through new outpatient provider contracts, coupled with new distribution focused on the lab market. As part of our program to increase sales of custom I.V. systems, we have been encouraging customers to purchase custom I.V. systems that include CLAVE connectors, rather than purchasing only the CLAVE connectors. There is no assurance as to the amount of any future sales increases to the independent domestic distributors.

           Net sales to international distributors (excluding Canada) were $1,586,000 in the third quarter of 2004, as compared with $1,649,000 in the third quarter of 2003. The decrease was primarily comprised of a $457,000 decrease in sales or Punctur-Guard products, offset by a $319,000 increase in custom I.V. system sales. We expect increases in foreign sales in the future in response to increased sales and marketing efforts including adding additional business development managers. Also, we believe we will see a positive impact in 2005 from our recent amendments to the Hospira contracts. There is no assurance that those expectations will be realized.

           PRODUCT AND OTHER REVENUE: Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) decreased to $7,722,000 in the third quarter of 2004 from $13,991,000 in the third quarter of 2003. This decrease was due primarily to a decrease in unit shipments of CLAVE products to Hospira, partially offset by an increase in unit shipments to our domestic and international distributors. Sales of custom I.V. systems including one or more CLAVE connectors and CLAVE products combined were $12,117,000 in the third quarter of 2004 as compared with $18,715,000 in the third quarter of 2003, and the decrease caused by Hospira's lower purchases of CLAVE products. We expect a decrease in CLAVE (not including custom sets with CLAVE) unit and dollar volume in the fourth quarter of 2004 as compared with the fourth quarter of 2003 because of the expected reduction in inventory of CLAVE products by Hospira, partially offset by increased unit and dollar volume with our domestic and our international distributors. However, there is no assurance that these expectations will be realized.

           Net sales of custom I.V. systems were $6,376,000 in the third quarter of 2004 compared to $6,681,000 in the third quarter of 2003, a $305,000, or a 5% decrease, principally due to the previously mentioned decline in custom I.V. system sales through our domestic distributors.

           We acquired the Punctur-Guard product line and technology with the purchase of Bio-Plexus on October 31, 2002. After our acquisition of Bio-Plexus on October 31, 2002, we made significant improvements to the Punctur-Guard products and manufacturing processes. We did not actively promote sales of those products until completion of those product improvements. We completed improvements on the Winged Set products and re-launched them in mid 2003. We completed initial improvements on the tubular blood collection needle and started selling the improved product in late 2003. We completed additional improvements to this product line in 2004. Sales of Punctur-Guard products

(excluding royalties) were $451,000 in the third quarter of 2004 as compared to $1,652,000 in the third quarter of 2003 due to a decrease in unit sales and to pricing concessions on our Punctur-Guard line of products to achieve wider distribution. We anticipate increased unit and dollar volumes in the remainder of 2004 over levels in the third quarter of 2004 through new outpatient provider contracts, coupled with new distribution focused on the lab market, but we give no assurance that such increases will be achieved.

           Net sales of the CLC2000 were $568,000 in the third quarter of 2004, a $486,000, or 46%, decrease from the third quarter of 2003 due to a decrease in unit shipments to Hospira as they reduced purchases. We expect sales of the CLC2000 to increase moderately after 2004, but there is no assurance as to the amount or timing of future CLC2000 sales.

           Other revenue consists of non-product revenue. The principal ongoing components are royalties received for other companies' use of Punctur-Guard technology, SafeLine revenue share payments from B. Braun and payments under another license of approximately $235,000 per quarter for four years starting in the first quarter of 2004. These ongoing components account for all of our other revenue in the third quarters of 2003 and 2004. We may receive other license fees or royalties in the future for the use of our technology. We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

           GROSS MARGIN for the third quarter of 2004, calculated on net sales and excluding other revenue, was 37% as compared to 47% for the third quarter of 2003. Our overall standard gross margins are approximately 57% (although they can vary depending on product mix). In the third quarter of 2004, gross margins were adversely affected by approximately 13 percentage points because of the curtailment in production of CLAVE products because of reduced shipments to Hospira, approximately 5 percentage points by Punctur-Guard operations, which currently have a lower gross margin than most of our other products and which were also adversely affected by reduced production levels, and the new facility in Italy. In the third quarter of 2003, gross margins were adversely affected by approximately 7 percentage points because of some non-recurring production changes in our automated production in San Clemente and approximately 3 percentage points due to Punctur-Guard production. We believe that production in San Clemente in the remainder of 2004 will be less than originally anticipated because of the reduced purchases by Hospira as they reduce inventory levels. This reduced production level and continuing lower margins on Punctur-Guard products will continue to have an adverse impact on our gross margins. We are working to improve gross margins on the Punctur-Guard products; improvement will depend on increased sales and full conversion of this product line to our manufacturing techniques. We give no assurance as to the amount or timing of future improvements to our gross margins.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") in the third quarter of 2004 increased $1,420,000, or 26%, to $6,807,000, and was approximately 41% of revenue in 2004 as compared with 21% of revenue in 2003. The increase in costs was primarily due to increased corporate administrative costs. These increased costs were primarily patent litigation costs, costs related to Sarbanes-Oxley compliance and increased information technology costs. We expect all these costs to continue at levels above those incurred in 2003. Sales and marketing costs increased slightly because of the addition of personnel, and we expect increased selling costs in the fourth quarter of 2004 as we add more sales personnel.

           RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased in the third quarter of 2004 by $1,344,000 over the $419,000 recorded in the third quarter of 2003, principally because of $1,154,000 of in-process R&D related to the investment in a company developing a new medical device which was charged to R&D expense in September 2004. The device is being designed for use in screening for heart disease. The device in is the very early stage of design, uses new technology, and completion of a marketable device is expected to take at least several years at a cost somewhat in excess of the Company's current funding commitment of up to $4 million; there is no assurance as to the timing of or cost of completing a marketable device or whether it will be completed.

           R&D expense was approximately 11% of revenues in the third quarter of 2004 as compared with approximately 2% in the third quarter of 2003. Other spending was principally on new product development, with a smaller amount being spent on product improvements to the Punctur-Guard line. Spending on software development decreased as principal development projects neared completion. We estimate that R&D costs will be 2% to 3% of revenue during the fourth quarter of 2004 to support ongoing new product development and various product and process improvements. However, R&D costs could differ from these estimates and the R&D may not be completed as expected.

           We plan to launch, in limited markets, a new connector in the first quarter of 2005. We have received approval to market this new connector from the Food & Drug Administration ("FDA") under Section 510(k) of the Federal Food, Drug and Cosmetics Act. We also expect to launch a new product for the diabetes market for which we have also received marketing approval from the FDA under section 510(k) and which we expect to introduce in the first half of 2005. We are currently developing a new integral check valve for use with all standard and custom I.V. administration sets, which we expect to go into production in the first half of 2005. We plan to seek FDA marketing approval in 2005 for a new product which we plan to introduce for use on custom I.V. sets in Europe. There is no assurance that the FDA will grant any required marketing clearance, that we will launch any of these new products, or that they will achieve sales if and when we commence marketing them.

           INVESTMENT INCOME increased in the third quarter of 2004 as compared with the third quarter of 2003 by $62,000, because of an increase in invested funds (including finance loans) and slight increase in overall yield.

           INCOME TAXES were accrued at an effective tax rate of 37.5% in the third quarter of 2004, as compared with 38.5% in the third quarter of 2003. The tax rate decrease is principally because of savings in state income taxes due to organizational changes.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED
- ----------------------------------------------------------------------
SEPTEMBER 30, 2003
- ------------------

           Net revenues decreased $17,217,000, or approximately 22%, to $60,366,000 in the first nine months of 2004 compared to $77,583,000 during the same period last year. Approximately $15.2 million of this decrease was because of reduced purchases of our products (excluding SetSource products) by Hospira, as they reduce inventory levels. An additional $6.7 million of the decrease is attributable to two items that occurred in the first half of 2003 but did not recur in 2004: a deferment of approximately $4.0 million of CLAVE product available for delivery to Hospira on current orders in the fourth quarter of 2002, but for which shipment was deferred until early 2003 by agreement with Hospira, and a one-time license fee of approximately $2.7 million; an additional $0.6 million of the decrease was from lower sales to domestic distributors. Those decreases were partially offset by a $1.4 million increase in sales of SetSource products to Hospira, a $2.9 million increase in sales to international distributors and a $1.0 million increase in recurring non-product revenue.

           DISTRIBUTION CHANNELS: Net sales to Hospira in the first nine months of 2004 were $33,313,000, as compared with net sales of $51,121,000 in the first nine months of 2003. Net sales of CLAVE Products to Hospira, excluding custom CLAVE I.V. systems decreased to $21,641,000 in the first nine months of 2004 from $39,609,000 in the first nine months of 2003 principally due to a decrease in unit volume as Hospira reduced its inventory of CLAVE products and in part because there was nothing comparable in 2004 to the deferment of approximately $4,000,000 of CLAVE orders to the first quarter of 2003. Information provided by Hospira indicates their unit sales to their customers have increased in the first nine months of 2004. Sales to Hospira under the SetSource program approximated $8,935,000 in the first nine months of 2004 as compared with $7,544,000 in the first nine months of 2003 on increased unit volume.

           Net sales to independent domestic distributors decreased approximately $645,000, or 4%, from $17,909,000 in the first three quarters of 2003 to $17,263,000. Independent domestic distributors had a 3%, or $114,000, increase in CLAVE product sales principally because of an increase in unit volume. Custom I.V. system sales increased 13% from approximately $7,697,000 to approximately $8,798,000 (this includes all custom I.V. systems, including custom I.V. systems that include CLAVE connectors). The increase in sales of custom I.V. systems was attributable to an increase in unit volume. Those increases were more than offset by a $1,522,000, or 32%, decrease in sales of Punctur-Guard products due to a decrease in unit sales and to pricing concessions on our Punctur-Guard line of products to achieve wider distribution; and, a decrease in sales of CLC2000 of 33% on lower unit volume.

           Net sales to international distributors (excluding Canada) were $6,412,000 in the first nine months of 2004, as compared with $3,469,000 in the first nine months of 2003. The increase was principally due to a $1,779,000 increase in CLAVE product sales and a $442,000 increase in custom I.V. set sales. In 2003, we experienced a slowing of distributor orders while they reduced CLAVE inventory levels. Orders in most areas of the world have returned to more normal levels, and this and expansion of our business accounted for the increase in CLAVE sales. The increase in sales of custom I.V. systems was attributable to an increase in unit volume.

           PRODUCT AND OTHER REVENUE: Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) decreased from $45,044,000 in the first nine months of 2003 to $29,678,000 in the first nine months of 2004, or 34%. CLAVE product sales to Hospira decreased $17,969,000, as Hospira decreased its level of purchases because it is making a substantial reduction in its inventory of CLAVE products. That decrease was partially offset by increases in CLAVE product sales to independent domestic and international distributors.

           Net sales of custom and generic I.V. systems increased approximately $2,878,000, or 18%, to $19,967,000 in the first nine months of 2004 over the first nine months of 2003. The SetSource program with Hospira accounted for about $1,392,000 of the increase, and domestic distributors accounted for $1,002,000, and international distributors accounted for the remaining increase. Unit volume accounted for the majority of the increase. Sales of custom I.V. systems including one or more CLAVE connectors and CLAVE products combined were $43,385,400 in the first nine months of 2004 as compared with $56,484,000 in the first nine months of 2003. The decrease was attributable to a decrease in Hospira's purchase of CLAVE products partially offset by increases in CLAVE product sales in all other channels and increases in sales of custom I.V. systems including one or more CLAVE in all channels.

           Net sales of Punctur-Guard products (excluding royalties) were $3,100,000 in the first nine months of 2004 as compared to $5,004,000 in the first nine months of 2003. The decrease was due to a decrease in unit sales and to pricing concessions on our Punctur-Guard line of products to achieve wider distribution.

           Net sales of CLC2000 in the first nine months of 2004 decreased 17% or $489,000 from the first nine months of 2003. This decrease is primarily due to Hospira reducing its inventory of this product.

           Other revenue consists of non-product revenue and was $2,200,000 in the first nine months of 2004 compared to $3,967,000 in the first nine months of 2003. The principal ongoing components are royalties received for other companies' use of Punctur-Guard technology, SafeLine revenue share payments from
B. Braun and payments under another license of approximately $235,000 per quarter for four years starting in the first quarter of 2004. These ongoing components account for all of our other revenue in 2004. The decrease in other revenue from 2003 is because of a one-time license fees of $2.7 million received in 2003 which did not recur in 2004, partially offset by increased recurring payments in 2004.

           GROSS MARGIN, calculated on net sales and excluding other revenue, was 50% for the first nine months of 2004 as compared to 52% during the first nine months of 2003. In 2003, the gross margin was adversely affected principally by several non-recurring items and because of the effect of our Punctur-Guard operations and the new facility in Italy. In 2004, the adverse effect on margins of the Punctur-Guard operations increased, and depressed year-to-date gross margins by approximately 5 percentage points. Also, in 2004, the curtailment of production of CLAVE products because of reduced shipments to Hospira depressed year-to-date gross margins by approximately 3 percentage points.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") increased by $2,048,000 to $19,065,000, and were 32% of revenues in the first nine months of 2004, as compared with 22% in the first nine months of 2003 on higher revenue. The increases in cost was primarily due to increased corporate administrative costs, which was principally comprised of costs related to Sarbanes-Oxley compliance and increased information technology costs. Other increases were in sales and marketing. and integration and administrative costs related to our operation in Italy, and these increases were partially offset by the elimination of administrative costs related to Bio-Plexus.

           RESEARCH AND DEVELOPMENT EXPENSES ("R&D") increased in the first nine months of 2004 by $1,190,000 to $2,617,000, and were approximately 4% of revenues in the first nine months of 2004. The increase is primarily comprised of $1,154,000 of in-process R&D related to the investment in a company developing a new medical device. This was charged to R&D in September 2004.

           INCOME FROM OPERATIONS decreased $14,205,000, or 58%, principally because of the decrease in net revenue, the resulting decrease in the gross margin, the growth in operating expenses and the write-off of in-process R&D. The operating margin was 15% of revenues in the first nine months of 2004 and 31% in the first nine months of 2003.

           INVESTMENT INCOME increased $200,000, or 23%, as compared with the first nine months of 2003, because of an increase in invested funds (including finance loans) and a slight increase in overall yield.

           INCOME TAXES were accrued at an effective tax rate of 37.5% in the first nine months of 2004 as compared to 38.4% in the first nine months of 2003.

           NET INCOME decreased $8,630,000, or 57%, to $6,514,000 as compared with $15,144,000 for the first nine months of 2003 for the same reason income from operations declined. NET INCOME PER SHARE - DILUTED decreased 57% to $0.43 per share in the first nine months of 2004 as compared with $1.00 for the first nine months of 2003 on the relatively same number of shares.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

           During the first nine months of 2004, our working capital increased $4,184,000 to $107,116,000 from $102,932,000 at December 31, 2003. The increase was principally due to cash generated by operations, cash received from employee equity plans and a reduction in finance loans which was partially offset by purchase of treasury stock and investment in property and equipment. Our cash and cash equivalents and investment securities position increased during the nine months ended September 30, 2004 by $8,442,000 to $81,579,000 from $73,137,000 at December 31, 2003. This is because the aggregate of cash provided by operating activities (including tax benefits from exercise of stock options) of $18,292,000, cash provided by the company's employee equity plans of $3,148,000 and net receipts of $2,267,000 under finance loans exceeded the purchases of treasure stock of $10,133,000 and property and equipment of $5,080,000.

           OPERATING ACTIVITIES: Our cash provided by operating activities tends to increase over time because of our operating results. However, it is subject to fluctuations, principally from changes in accounts receivable, inventories, current liabilities, investments in capital equipment and tax benefits from exercise of stock options.

           Normally the substantial majority of our accounts receivable are current or no more than thirty days past due. In recent years, the majority of each quarter's sales have been in that last half of the quarter with the result that the amount of accounts receivable reported as of the end of each quarter tends to be higher than the amounts at other times during a quarter.

           Accounts receivable decreased from $24,943,000 at December 31, 2003 to $14,437,000 at September 30, 2004, or 42%; the decrease was principally because revenue in the third quarter of 2004 was 45% less than revenue in the fourth quarter of 2003.

           We generally try to maintain a minimal amount of inventory of finished goods and work in process, but will maintain larger amounts of components (classified as raw material) acquired from third parties to avoid production delays if deliveries by our suppliers are late. However, in order to avoid production inefficiencies caused by fluctuating production levels, we have begun to level out our production volumes and build finished goods of our standard (non-custom) products to meet anticipated future orders. Because of Hospira's decision to reduce their inventory levels we expect to reduce production in the remainder of 2004.

           Inventories increased $6,159,000 from $3,398,000 at December 31, 2003 to $9,557,000 at September 30, 2004 principally because of our decision to increase our production volumes beyond current orders and increase our finished goods inventories in anticipation of higher revenues for the in the latter part of 2004. Revenue will now be less than originally anticipated. This caused our finished good inventory to increase in the first nine months of 2004, but we expect finished good inventories to begin to return to levels in line with anticipated sales during the second quarter of 2005.

           Our current liabilities tend to fluctuate based on the timing of when liabilities are incurred and paid. The largest single source of fluctuation has been income tax liabilities, and those fluctuations are generally a function of the timing and amount of estimated tax payments in relation to actual tax liabilities.

           The tax benefits from the exercise of stock options, which we believe is more properly related to the sale of our stock which is a financing activity, fluctuates based principally on when employees choose to exercise their vested stock options. Tax benefits from the exercise of stock options in the first nine months of 2004 were $1,923,000 on the exercise of options to acquire 228,211 shares as compared to $994,000 in the first nine months of 2003 on the exercise of options to acquire 61,939 shares.

           We expect to incur a net loss in the fourth quarter of 2004. However, we expect that a reduction in receivables and inventories and other working capital accounts will enable us to generate positive cash flow from operations in the fourth quarter of 2004.

           INVESTING ACTIVITIES: During the first nine months of 2004 we used cash of $6,888,000 in investing activities. This was comprised primarily of purchases of property and equipment of $5,080,000 and the net purchases of liquid investments of $4,075,000 utilizing cash generated by operations in excess of other investing needs, partially offset by the net cash receipt of $2,267,000 in finance loans.

           Capital expenditures were at a relatively high rate in 2003, principally because of our expansion in Mexico, including an electron-beam sterilizer, and investment in molds, molding equipment, automated assembly equipment, computers and software. Capital expenditures in the first nine months of 2004 of $5,080,000 were principally to maintain capacity and for building efficiency improvements. We currently estimate that capital expenditures for the remainder 2004 will be approximately $1,000,000, bringing the year's total to approximately $6,080,000. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

           Upon completing an evaluation of the design and capacity of our manufacturing facilities, we estimate that our current facilities will be adequate for our business as it currently exists through 2005, but that production after 2005 may require additional clean room facilities for molding and automated assembly. We expect to decide in the future how to meet the need for any additional facilities and the location of additional clean room facilities for molding and automated assembly.

           ICU Finance, Inc. is a wholly owned consolidated subsidiary that we established in 2002 as a licensed commercial lender to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. Loans are made only to credit-worthy healthcare entities and are fully secured by real and personal property. At September 30, 2004, it had $6,640,000 in loans outstanding. Scheduled maturities are: remainder of 2004 $312,000; 2005 $2,719,000; 2006 $1,181,000; 2007 $1,157,000 and 2008 $1,271,000.
Weighted average maturity (principal and interest) at September 30, 2004 was 1.4 years and the weighted average interest rate was 5.4%. In October 2003, we discontinued new lending activities. We will honor existing lending commitments. The maximum that can be borrowed under all commitments, including amounts outstanding, was approximately $6,748,000 at September 30, 2004. This is down from almost $13,000,000 at the end of the fourth quarter 2003 primarily due to the expiration or reduction of lending agreements.

           FINANCING ACTIVITIES: Cash provided by stock options and the employee stock purchase plan, excluding tax benefits, was $3,148,000 in the first nine months of 2004 as compared to $1,280,000 in the first nine months of 2003: options were exercised on 228,211 shares in the first nine months of 2004 as compared with 61,939 in the first nine months of 2003.

           We spent $10,133,000 to acquire shares of our common stock in the first nine months of 2004 as compared to $15,323,000 in the first nine months of 2003. We may purchase our shares in the future. However, future purchases of our common stock, if any, will depend on market conditions and other factors.

           We have a large cash and liquid investment position generated from profitable operations and stock sales, principally from the exercise of employee stock options. We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and to take advantage of acquisition opportunities that may arise. Our primary investment goal is capital preservation, as further described in Item 3. Quantitative and Qualitative Disclosures about Market Risk. Our liquid investments have very little credit risk or market risk. We currently believe that our existing cash and liquid investments along with funds expected to be generated from future operations will provide us with sufficient funds to finance our current operations for the next twelve months.

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

                                                Payments due: less than 1 year
                                Total              from September 30, 2004
                                -----              -----------------------
Property and equipment        $830,000                   $830,000
                              ========                   ========

FORWARD LOOKING STATEMENTS
- --------------------------

           Various portions of this Report, including this Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are "forward looking statements," and we identify them by using words such as "believe," "expect," "estimate," "plan," "will," "continue," "could," may," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

o future operating results and various elements of operating results, including future expenditures on sales and marketing and product development, sales and unit volumes of products, future license, royalty and revenue share income, production costs, gross margins, SG&A, and R&D expense, income, losses, cash flow, new product introductions, changes in working capital items such as receivables and inventory, selling prices and income taxes;
o factors affecting operating results, such as shipments to specific customers, expansion in international markets, selling prices, the market shift to needleless technology, future increases or decreases in sales of certain products and in certain markets and distribution channels, impact of safety legislation, increases in systems capabilities, introduction and sales of new products, overhead absorption, manufacturing efficiencies, unit manufacturing costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, expansion of markets and the need for additional facilities, business seasonality and fluctuations in quarterly results, customer ordering patterns and warranty claims, rebates and returns;
o new or extended contracts with manufacturers and buying organizations, and dependence on a small number of customers, effect of Abbott's spin-off of its Hospital Products Division, effect of contract amendments with Hospira, ability to replace distributors, and the outcome of our strategic initiatives;
o regulatory approval and outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, the impact of Cardinal's acquisition of Alaris, consolidation of the healthcare provider market and downward pressure on selling prices; and working capital requirements, changes in accounts receivable and inventories, current liabilities, foreign currency denominated financial instruments, capital expenditures, acquisitions of other businesses or product lines, indemnification liabilities, contractual liabilities and common stock repurchases.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- ------------------------------------------------------------------

           We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all "investment grade" and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities from between seven and forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates. As of September 30, 2004, we had no declines in the market rates of these securities.

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

           At September 30, 2004 we had outstanding commercial loans of approximately $6,640,000. Loans are made only to credit worthy parties and are fully secured by real and personal property. We plan to hold the loans until maturity or payoff. Maturities are five years or less and the weighted average maturity (principal and interest payments) is 1.4 years. Because of the relatively small amount of the commercial loans, market risk is not significant to our financial statements.

           Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant. Sales from the U.S. to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro, British Pound, and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable in the same foreign currency. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will increase. We currently do not hedge our foreign currency exposures.

           Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes have not been material. We are not dependent upon any single source for any of our principal raw materials or products for resale, and all such materials and products are readily available.


ITEM 4. CONTROLS AND PROCEDURES
- -------------------------------

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



                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
- -------------------------

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
- -------------------------------------------------------------------

(a)        Inapplicable

(b)        Inapplicable

(c) ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                                (d)
                                                                                      (c)                     Maximum
                                                                                     Total                    Number
                                                                                     Number                 (or Shares
                                                                                    of Shares               Approximate
                                                                                    (or Units)              Dollar Value)
                                                               (b)                 Purchased as             Of Shares (or
                                   (a) Total                 Average                 Part of               Units) that May
                                   Number of                  Price                 Publically                  Yet be
                                   Shares (or                Paid per               Announced                 Purchased
                                    Units)                    Share                  Plans or              Under the Plans
          Period                   Purchased                (or Unit)                Programs                Or Programs
- --------------------------- ------------------------ ------------------------ ------------------------- ------------------------
July 2004                           194,548                  $27.61                      0                  Not applicable
- --------------------------- ------------------------ ------------------------ ------------------------- ------------------------
August 2004                         171,296                  $27.80                      0                  Not applicable
- --------------------------- ------------------------ ------------------------ ------------------------- ------------------------
Total                               365,844                  $27.74                      0
- --------------------------- ------------------------ ------------------------ ------------------------- ------------------------

Shares were acquired in open-market transactions pursuant approval by the Board of Directors which does not specify any limitation on the number of shares that may be repurchased.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
- --------------------------------------

Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

Inapplicable

ITEM 5. OTHER INFORMATION
- -------------------------

None

ITEM 6. EXHIBITS
- ----------------

Exhibit 31.1:       Certifications of Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:       Certifications of Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32: Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ICU Medical, Inc.
(Registrant)



/s/FRANCIS J. O'BRIEN                                Date:  November 8, 2004
- ---------------------
Francis J. O'Brien
Chief Financial Officer
(Principal Financial Officer)



/s/SCOTT E. LAMB                                     Date:  November 8, 2004
- ---------------------
Scott E. Lamb
Controller
(Principal Accounting Officer)