Form 10-Q
period 2005-03-31
ICU MEDICAL INC/DE
filed 2005-05-09
CIK 883984

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _______ to _________

Commission File No.: 0-19974

ICU MEDICAL, INC.
(Exact name of Registrant as provided in charter)

Delaware	33-0022692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

951 Calle Amanecer, San Clemente, California	92673
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑	No ☐

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2005
Common	13,827,383

ICU Medical, Inc.

Exhibit 2.1:	Asset Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc.

Exhibit 2.2:	Letter Agreement dated May 1, 2005 between Registrant and Hospira, Inc.

Exhibit 2.3:	Real Estate Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc.

Exhibit 2.4	Transition Services Agreement dated May 1, 2005 between Registrant and Hospira, Inc.

Exhibit 2.5	List of schedules and exhibits to Asset Purchase Agreement, Letter Agreement, Real Estate Purchase Agreement and Transition Services Agreement.

Exhibit 10.1:	Manufacturing, Commercialization and Development Agreement between Registrant and Hospira, Inc. effective May 1, 2005

Exhibit 10.2:	Employment Agreement between Registrant and George A. Lopez, M.D. effective January 1, 2005

Exhibit 10.3:	Form of Employment Agreements between Registrant and its Executive Officers effective January 1, 2005

Exhibit 10.4:	Form of ICU Medical, Inc. 2005 Long Tem Retention Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ICU Medical, Inc.
Condensed Consolidated Balance Sheets
(all dollar amounts in thousands except share data)

ASSETS

	March 31, 2005	December 31, 2004

	(unaudited)	(1)
CURRENT ASSETS:
Cash and cash equivalents	$6,452	$5,616
Liquid investments	89,625	81,725

Cash, cash equivalents and liquid investments	96,077	87,341

Accounts receivable, net of allowance for doubtful accounts of $632
and $912 as of March 31, 2004 and December 31, 2004, respectively	11,793	8,922
Finance loans receivable - current portion	2,636	2,634
Inventories	7,373	8,429
Prepaid income taxes	5,175	6,576
Prepaid expenses and other current assets	1,852	1,986
Deferred income taxes - current portion	1,288	1,156

Total current assets	126,194	117,044

PROPERTY AND EQUIPMENT, at cost:	74,259	73,702
Less–Accumulated depreciation	(33,645)	(32,768)

	40,614	40,934

FINANCE LOANS RECEIVABLE - non-current portion	3,305	3,613
INTANGIBLE ASSETS - net	2,794	2,780
OTHER ASSETS	397	397

	$173,304	$164,768

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,681	$2,693
Accrued liabilities	6,233	4,761

Total current liabilities	8,914	7,454

MINORITY INTEREST	894	966

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $1.00 par value
Authorized – 500,000 shares, issued and outstanding – none	–	–
Common stock, $0.10 par value-
Authorized – 80,000,000 shares, issued – 14,158,612 shares	1,416	1,416
Additional paid-in capital	61,289	61,751
Treasury stock, at cost – 439,691 and 583,643 shares at
March 31, 2005 and December 31, 2004, respectively	(11,888)	(15,290)
Retained earnings	112,408	107,991
Accumulated other comprehensive income	271	480

Total stockholders' equity	163,496	156,348

	$173,304	$164,768

     (1) December 31, 2004 balances were derived from the audited consolidated financial statements of ICU Medical, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Condensed Consolidated Statements of Income
(all dollar amounts in thousands except share and per share data)
(unaudited)

	Three Months Ended March 31,

	2005	2004

REVENUES:
Net sales	$25,663	$21,270
Other	1,422	963

TOTAL REVENUE	27,085	22,233

COST OF GOODS SOLD	11,860	9,813

Gross profit	15,225	12,420

OPERATING EXPENSES:
Selling, general and administrative	8,023	5,655
Research and development	674	451

Total operating expenses	8,697	6,106

Income from operations	6,528	6,314

INVESTMENT INCOME	588	310

Income before income taxes and minority interest	7,116	6,624

PROVISION FOR INCOME TAXES	(2,771)	(2,484)
MINORITY INTEREST	72	–

NET INCOME	$4,417	$4,140

NET INCOME PER SHARE
Basic	$0.32	$0.30
Diluted	$0.30	$0.28

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,613,636	13,699,991
Diluted	14,762,038	15,041,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Condensed Consolidated Statements of Cash Flows
(all dollar amounts in thousands)
(unaudited)

	Three months ended March, 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,417	$4,140
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,531	1,696
Provision for doubtful accounts	(280)	57
Minority interest	(72)	–
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(2,591)	7,088
Inventories	1,056	(2,512)
Prepaid expenses and other assets	(9)	669
Accounts payable	(12)	2
Accrued liabilities	1,472	(422)
Prepaid and deferred income taxes	1,269	2,010

	6,781	12,728
Tax benefits from exercise of stock options	1,077	122

Net cash provided by operating activities	7,858	12,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,233)	(1,410)
Advances under finance loans	–	(1,000)
Proceeds from finance loan repayments	306	1,628
Purchases of investments	(7,900)	(10,600)

Net cash used in investing activities	(8,827)	(11,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,620	264
Proceeds from employee stock purchase plan	243	279

Net cash provided by financing activities	1,863	543

Effect of exchange rate changes on cash	(58)	–

NET INCREASE IN CASH AND CASH EQUIVALENTS	836	2,011

CASH AND CASH EQUIVALENTS, beginning of period	5,616	1,787

CASH AND CASH EQUIVALENTS, end of period	$6,452	$3,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Condensed Consolidated Statements of Comprehensive Income
(all dollar amounts in thousands)
(unaudited)

	Three months ended March 31,

	2005	2004

Net income	$4,417	$4,140

Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment	(209)	(63)

Comprehensive income	$4,208	$4,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(All dollar amounts in tables in thousands except share and per share data)
(unaudited)

Note 1: Basis of Presentation: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of Management, necessary to a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2004 Annual Report to Stockholders.

     ICU Medical, Inc. (the "Company"), a Delaware corporation operates principally in one business segment engaged in the development, manufacturing and marketing of disposable medical connection systems for use in intravenous (“I.V.”) therapy applications designed to protect healthcare workers and patients from the spread of infectious diseases and catheter related blood stream infections. The Company’s devices are sold principally to distributors and medical product manufacturers throughout the United States and a portion internationally. All subsidiaries are wholly or majority owned and are included in the consolidated financial statements. All intercompany balances and transactions have been eliminated.

Note 2: Inventories consisted of the following:

	3/31/05	12/31/04
Raw material	$4,062	$3,745
Work in process	1,211	507
Finished goods	2,100	4,177

Total	$7,373	$8,429

Note 3: Property and equipment, at cost, consisted of the following:

	3/31/05	12/31/04
Land, building and building
improvements	$23,838	$22,021
Machinery and equipment	32,067	31,860
Computer equipment and software	5,542	5,020
Office furniture and equipment	1,801	1,678
Molds	9,488	9,345
Construction in process	1,523	3,778

Total	$74,259	$73,702

Note 4: Finance loans receivable are commercial loans by ICU Finance, Inc., a wholly-owned consolidated subsidiary. In October 2003, the Company discontinued new lending activities. Loans were made only to credit-worthy healthcare entities and are fully secured by real and personal property. The Company plans to hold the loans to maturity or payoff. They are carried at their outstanding principal amount, and will be reduced for an allowance for credit losses and charge offs if any such reductions are determined to be necessary in the future. Interest is accrued as earned based on the stated interest rate and amounts outstanding. Loan fees and costs have not been material. Scheduled maturities are: remainder of 2005 $2.3 million; 2006 $1.2 million; 2007 $1.1 million and 2008 $1.3 million. Weighted average maturity (principal and interest) at March 31, 2005 was 1.3 years and the weighted average interest rate was 5.8%. There were no unfunded commitments at March 31, 2005.

Note 5: Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,148,402 and 1,341,294 for the three months ended March 31, 2005 and 2004, respectively. Options that are antidilutive because their average exercise price exceeded the average market price of its common stock for the period approximated 1,200,000 and 540,000 for the three months ended March 31, 2005 and 2004, respectively.

Note 6: Stock Options: The Company accounts for stock options granted to employees and directors under Accounting Principles Board ("APB") Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations as permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and does not recognize compensation expense because the exercise price of the options equals the fair market value of the underlying shares at the date of grant or as to the 2002 Employee Stock Purchase Plan, the Plan is non-compensatory under the provisions of APB Opinion No. 25. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that Statement. The fair value for options granted in the first quarter of 2004 was estimated as of the date of grant using a Black-Scholes option pricing model. There were no stock options granted in the first quarter of 2005. The Black-Scholes option valuation model was developed for use in estimating fair value of fully transferable traded options with no vesting restrictions, and, similar to other option valuation models, requires use of highly subjective assumptions, including expected stock price volatility. The characteristics of its stock options differ substantially from those of traded stock options, and changes in the subjective assumptions can materially affect estimated fair values; therefore, in Management's opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following information is provided pursuant to SFAS No. 123, as amended. The pro forma adjustment reflects stock-based compensation cost calculated under the fair value method, net of related tax effects, calculated pursuant to SFAS No. 123.

	Quarter ended March 31,

	2005	2004

Net income, as reported	$4,417	$4,140
Pro forma adjustment	(109)	(1,020)

Net income, pro forma	$4,308	$3,120

Net income per share
Basic, as reported	$0.32	$0.30
Diluted, as reported	$0.30	$0.28

Basic, pro forma	$0.32	$0.23
Diluted, pro forma	$0.29	$0.21

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), a revision of FASB Statement No. 123, requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement over the applicable service period based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC delayed the effective date of SFAS 123 (R) to fiscal years beginning after June 15, 2005. As a result, the company expects to adopt SFAS 123(R) on January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods. The Company plans on adopting the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

Note 7: Income taxes: The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes and losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income and state and federal tax credits.

Note 8: Major customers: The Company had revenues equal to ten percent or greater of total revenues from one customer, Hospira, Inc. (formerly a part of Abbott Laboratories), of 61% and 60% in the first quarters of 2005 and 2004, respectively.

Note 9: Commitments and Contingencies: The Company is from time to time involved in various routine non-material legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. The Company believes that the resolution of the legal proceedings in which it is involved will not likely have a material effect on its financial position or results of operations.

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

Note 10: Subsequent Events: On May 1, 2005, the Company acquired Hospira’s Salt Lake City, Utah manufacturing facility, related capital equipment and certain inventories for approximately $32.1 million in cash, and the Company’s twenty-year Manufacturing, Commercialization and Development Agreement (“MCDA”) with Hospira, Inc. (“Hospira”) became effective. The Company produces for sale to Hospira on an exclusive basis substantially all the products manufactured at that facility. Hospira retains commercial responsibility for the products the Company is producing, including sales, marketing, distribution, customer contracts, customer service and billing. The majority of the products the Company produces under the MCDA are Hospira’s critical care products, which include medical devices such as catheters, angiography kits and cardiac monitoring systems. The Company has also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and has also committed to provide certain sales specialist support.

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

     We have steadily increased our sales to Hospira in recent years, except for 2004 when sales to Hospira declined as Hospira reduced its inventories of our products. As a result, we depend on one customer, Hospira, for a high percentage of our sales, and the percentage of our sales attributable to Hospira will increase as we begin manufacturing additional products for Hospira as described below. Although we have increased our sales to independent domestic distributors during recent years, most of the increase resulted from our dealers’ acquisition of market shares from a manufacturer with whom we terminated our CLAVE distribution agreement and the addition of the Punctur-Guard line in late 2002. The table below shows our net sales to various types of customers for the first quarter of 2005 and for 2004, 2003 and 2002 (dollars in millions):

	Quarter Ended		Years Ended December 31,

	March 31, 2005		2004		2003		2002

Hospira	$ 16.4	61%	$ 39.8	53%	$ 71.3	69%	$ 50.0	57%
Other manufacturers	2.1	7%	1.5	5%	1.5	2%	10.1	16%
Independent distributors	6.0	22%	22.4	30%	24.1	23%	17.0	19%
International	2.6	10%	9.0	12%	5.8	6%	7.1	8%

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

     Hospira had disclosed that CLAVE products accounted for over 10% of its 2004 consolidated sales. In the past several years, our prices to Hospira have declined by only a small amount. Any significant decrease in our prices to Hospira, unless accompanied by an offsetting increase in purchasing volume, could have an adverse effect on our sales and profits.

     Our sales to Hospira will increase substantially as a result of a twenty-year Manufacturing, Commercialization and Development Agreement (“MCDA”) that became effective on May 1, 2005 when we acquired Hospira’s Salt Lake City, Utah manufacturing facility, related capital equipment and certain inventories for approximately $32.1 million in cash. Under the MCDA, we produce for sale to Hospira on an exclusive basis substantially all the products manufactured at that facility. Hospira retains commercial responsibility for the products we produce, including sales, marketing, distribution, customer contracts, customer service and billing. The majority of the products we produce under the MCDA are Hospira’s critical care products, which include medical devices such as catheters, angiography kits and cardiac monitoring systems. We have also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and have committed to provide certain sales specialist support. Our prices and our gross margins on the products we sell to Hospira under the MCDA are based on cost savings that we are able to achieve in producing those products over Hospira’s current cost to manufacture those same products. We expect to move the production to our current facilities or other lower-cost locations over the next several years. We estimate that sales under this agreement will approximate $45 million in 2005, with only small profits, with increasing sales and profits in future years. Although we provide certain sales support to Hospira, our ability to maintain or increase level of sales of these products will depend on Hospira’s commitment to and the success of its sales and marketing efforts. The MCDA increases our dependence on Hospira.

     Under the terms of our agreements with Hospira, including the MCDA, we are dependent on the marketing and sales efforts of Hospira for a large percentage of our sales, and Hospira determines the prices at which the products that we sell to Hospira will be sold to its customers. Hospira has conditional exclusive rights to sell CLAVE and our other products as well as custom I.V. systems under the SetSource program in many of its major accounts. Hospira's rights to sell products we produce under the MCDA are exclusive. If Hospira is unable to maintain its position in the marketplace, or if Hospira should experience significant price deterioration, our sales and operations could be adversely affected.

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

     Hospira, a major supplier of I.V. products, was formerly the Hospital Products Division of Abbott Laboratories. On April 30, 2004, Abbott spun off Hospira to its stockholders as an independent company. Since then, Hospira has been a separate entity, independent of Abbott. The principal Hospira agreement, for products other than the MCDA, is a strategic supply and distribution arrangement to market our products in connection with Hospira’s I.V. products. The agreement extends through 2014. Our ability to maintain and increase our market penetration may depend on the success of our arrangement with Hospira and Hospira’s arrangements with major buying organizations and its ability to renew such arrangements, as to which there is no assurance. If our strategic supply and distribution arrangement proves unsuccessful, our sales would be materially adversely affected. Our business could be materially adversely affected if Hospira terminates its arrangement with us, negotiates lower prices, sells more competing products, whether manufactured by themselves or others, or otherwise alters the nature of its relationship with us. Although we believe that Hospira views us as a source of innovative and profitable products, there is no assurance that our relationship with Hospira will continue in its current form.

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

     The performance of the MCDA under which we will produce critical care products for Hospira, the acquisition of related manufacturing assets, the addition of approximately 750 production personnel, the relocation of much of the manufacturing operations, the implementation of new manufacturing and assembly processes and techniques and the establishment of financial controls will impose a significant burden on our management, human resources, operating and financial and accounting functions. We will need to expand our capabilities in each of these areas and devote significant time and effort to integrating the production under the MCDA with our existing operations, all of which will divert management’s attention from our current operations. In addition we may require additional expertise, capability and capacity that can best be obtained through other acquisitions.

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

     The prices at which we will sell products to Hospira and the gross margins that we will realize under the MCDA will depend on the cost savings that we are able to achieve in producing those products over Hospira’s cost to manufacture the same products. Achieving substantial cost reductions will require moving manufacturing operations to lower-cost locations and the development and implementation of innovative manufacturing and assembly processes and techniques. There is no assurance that these efforts will be successful. If we are unable to achieve the cost savings that we expect, we may not be able to sell products manufactured under the MCDA profitably, and our profit margins may decline.

Because we are dependent on the CLAVE for the majority of our sales, any decline in CLAVE sales could result in a significant reduction in our sales and profits.

     During 2004, CLAVE products accounted for approximately 47% of our net sales and 71% of our net sales including customer I.V. systems. For the first quarter of 2005, CLAVE products accounted for approximately 58% of our revenue and 75% of our revenue including customer I.V. systems. We depend heavily on sales of CLAVE products, especially sales of CLAVE products to Hospira. We cannot give any assurance that sales of CLAVE products either to Hospira or other customers will increase indefinitely or that we can sustain current profit margins on CLAVE products indefinitely. Management believes that the success of the CLAVE has motivated, and will continue to motivate, others to develop one piece needleless connectors. In addition to products that emulate the characteristics of the CLAVE, it is possible that others could develop new product concepts and technologies that are functionally equivalent or superior to the CLAVE. If other manufacturers successfully develop and market effective products that are competitive with CLAVE products, CLAVE sales could decline as we lose market share, and/or we could encounter sustained price and profit margin erosion.

If our efforts to increase substantially our custom I.V. system business is not successful or we cannot increase sales of other products and develop new, commercially successful products, our sales may not continue to grow.

     Our continued success may be dependent both on the success of our strategic initiative to increase substantially our custom I.V. set business and develop significant market share on a profitable basis and on new product development. Our sales of custom I.V. systems reached $26.2 million in 2004, but this was only a 15% increase over 2003 sales, whereas 2003 sales increased 50% over 2002. Our sales of custom I.V. systems were $6.8 million in the first quarter of 2005, or a 4% increase from the first quarter of 2004. The success of our custom I.V. system sales program will require a larger increase in sales in the future than was achieved in 2004 and the first quarter of 2005. The ability of the custom I.V. system and low-cost I.V. system products to acquire significant market share on a profitable basis depends on whether we are able to continue to develop systems capabilities, improve manufacturing efficiencies, lower inventory carrying costs, reduce labor costs and expand distribution. The accomplishment of each of these objectives will require significant innovation, and we might not succeed in these endeavors. Although we are seeking to continue to develop a variety of new products, there is no assurance that any new products will be commercially successful or that we will be able to recover the costs of developing, testing, producing and marketing such products. Certain healthcare product manufacturers, with financial and distribution resources substantially greater than ours, have developed and are marketing products intended to fulfill the functions of our products.

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

     Our international sales are subject to higher credit risks than sales in the United States. Many of our distributors are small and may not be well capitalized. Payment terms are relatively long. Our prices to our international distributors for product shipped to the customers from the United States or Mexico are set in U.S. dollars, but their resale prices are set in their local currency. A decline in the value of the local currency in relation to the U.S. dollar may adversely affect their ability to profitably sell in their market the products they buy from us, and may adversely affect their ability to make payment to us for the product they purchase. Legal recourse for non-payment of indebtedness may be uncertain. These factors all contribute to a potential for credit losses.

     In 2003, we acquired a small manufacturer of I.V. systems in northern Italy, and have since transferred our European distribution to this subsidiary. This subsidiary operates in Euros. As the subsidiary increases in size, a decline in the value of the Euro in relation to the U.S. dollar could have an adverse effect on our reported operating results. There is no assurance as to the growth of this subsidiary or its future operating results.

Continuing pressures to reduce healthcare costs may adversely affect our prices. If we cannot reduce manufacturing costs of existing and new products, our sales may not continue to grow and our profitability may decline.

     Increasing awareness of healthcare costs, public interest in healthcare reform and continuing pressure from Medicare, Medicaid and other payers to reduce costs in the healthcare industry, as well as increasing competition from other protective products, could make it more difficult for us to sell our products at current prices. In the event that the market will not accept current prices for our products, our sales and profits could be adversely affected. We believe that our ability to increase our market share and operate profitably in the long term may depend in part on our ability to reduce manufacturing costs on a per unit basis through high volume production using highly automated molding and assembly systems. If we are unable to reduce unit manufacturing costs, we may be unable to increase our market share for CLAVE products or lose market share to alternative products, including competitors' products. Similarly, if we cannot reduce unit manufacturing costs of new products as production volumes increase, we may not be able to sell new products profitably or gain any meaningful market share. Any of these results would adversely affect our future results of operations.

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

     Most of the material used in our products is resins, plastics and other material that depend upon oil as their raw material. Oil prices in 2005 are at or near record highs. Our suppliers have passed some of these increases on to us, and if oil prices are sustained or increase further, our suppliers may pass further price increases on to us. Our ability to recover those higher costs may depend upon our ability to raise prices to our customers. In the past, we have rarely ever raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances could have an adverse effect on our profitability.

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

We may not be able to significantly expand our sales of custom and low-cost, generic I.V. systems if we are unable to lower manufacturing costs, price our products below our competitors' prices and shorten delivery times significantly.

     We believe that the success of our I.V. systems operations will depend on our ability to lower per unit manufacturing costs and price our products below our competitors' prices and on our ability to shorten significantly the time from customer order to delivery of finished product, or both. To reduce costs, we have moved labor intensive assembly operations to our facility in Mexico. To shorten delivery times, we have developed proprietary systems for order processing, materials handling, tracking, labeling and invoicing and innovative procedures to expedite assembly and distribution operations. Many of these systems and procedures require continuing enhancement and development. There is a possibility that our systems and procedures may not continue to be adequate and meet their objectives.

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

     We have accumulated a substantial balance of cash and liquid investments principally through profitable operations and the exercise of stock options. These balances amounted to $96.1 million at March 31, 2005, almost all of which was invested in interest sensitive securities. Such securities consist principally of corporate preferred stocks and federal tax-exempt state and municipal government debt securities. Dividend and interest rates are reset at auction mostly at seven to forty-nine day intervals, with a small portion resetting at longer intervals up to one year.

     Short-term interest rates have been the lowest in generations for the past four years and, notwithstanding recent increases, are still low by historic standards. In 2000, our investment income was $2.1 million on average on cash and liquid investments of approximately $43.4 million. In 2004, the comparable numbers were approximately $1.6 million and $87.2 million, respectively; investment income was approximately $2.6 million lower than it would have been at the rates in 2000. Continued low interest rates would continue to have an adverse effect on our investment income.

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

     We are substantially dependent upon the patents on our proprietary products such as the CLAVE to prevent others from manufacturing and selling products similar to ours. We recently settled litigation against B. Braun Medical Inc. We have ongoing litigation against Alaris Medical Systems, Inc., a part of Cardinal Health, Inc., for violating our patents and we are seeking injunctive relief and monetary damages. We believe those violations had and continue to have an adverse effect on our sales. Failure to prevail in this litigation or litigation we may bring against others violating our patents in the future would adversely affect our sales.

     We have faced patent infringement claims related to the CLAVE and the CLC-2000. We believe the claims had no merit, and all have been settled or dismissed. We may also face claims in the future. Any adverse determination on these claims related to the CLAVE or other products, if any, could have a material adverse effect on our business.

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

     Government regulation is a significant factor in the development, marketing and manufacturing of our products. Our products are subject to clearance by the United States Food and Drug Administration ("FDA") under a number of statutes including the Food, Drug and Cosmetics Act (“FDC Act”). Each of our current products has qualified, and we anticipate that any new products we are likely to market will qualify, for clearance under the FDA's expedited pre-market notification procedure pursuant to Section 510(k) of the FDC Act. There is no assurance, however, that new products developed by us or any manufacturers that we might acquire will qualify for expedited clearance rather than a more time consuming pre-market approval procedure or that, in any case, they will receive clearance from the FDA. FDA regulatory processes are time consuming and expensive. Uncertainties as to the time required to obtain FDA clearances or approvals could adversely affect the timing and expense of new product introductions. In addition, we must manufacture our products in compliance with the FDA's Quality System Regulations.

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

     To market our products in the European Community ("EC"), we must conform to additional requirements of the EC and demonstrate conformance to established quality standards and applicable directives. As a manufacturer that designs, manufactures and markets its own devices, we must comply with the quality management standards of EN ISO 9001(1994)/EN 46001 (1996). Those quality standards are similar to the FDA's Quality System Regulations but incorporate the quality requirements for product design and development. Manufacturers of medical devices must also be in conformance with EC Directives such as Council Directive 93/42/EEC ("Medical Device Directive") and their applicable annexes. Those regulations assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC. Once a manufacturer and its devices are in conformance with the Medical Device Directive, the "CE" Mark maybe affixed to its devices. The CE Mark gives devices an unobstructed entry to all the member countries of the EC. We cannot assure that we will continue to meet the requirements for distribution of our products in Europe.

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

     On July 15, 1997, our Board of Directors adopted a Stockholder Rights Plan (the "Plan") and, pursuant to the Plan, declared a dividend distribution of one Right for each outstanding share of our common stock to stockholders of record at the close of business on July 28, 1997. The Plan was amended in 2002. Under its current provisions, each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior participating Preferred Stock, no par value, at a Purchase Price of $115 per one one-hundredth of a share, subject to adjustment. The Plan is designed to afford the Board a great deal of flexibility in dealing with any attempted takeover of and will cause persons interested in acquiring us to deal directly with the Board, giving it an opportunity to negotiate a transaction that maximizes stockholder values. The Plan may, however, have the effect of discouraging persons from attempting to acquire us.

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

     The market for small-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. In 2004 and through March 31, 2005, our trading range was from a high of $41.31 per share to a low of $19.98 per share. We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders and substantial product orders could contribute to the volatility of the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

     Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for 71% of our outstanding shares. If one or more of the institutions should decide to reduce or eliminate the position in our common stock, it could cause a decrease in the price of the common stock and such decrease could be significant.

     For the past several years there has been a significant “short” position in our common stock, consisting of borrowed shares sold, or shares sold for future delivery which may not have been borrowed. We do not know whether any of these short positions are covered by “long” positions owned by the short seller. The short position, as reported by the Nasdaq stock market on April 15, 2005 was 2,210,503 shares, or approximately 16% of our outstanding shares. Any attempt by the short sellers to liquidate their position over a short period of time could cause very significant volatility in the price of our common stock.

We have outstanding stock options which may dilute the ownership of existing shareholders

     At April 30, 2005, we had 4.3 million stock options outstanding of which 4.0 million had an exercise price below the market price of our stock. Exercise of those options would dilute the ownership interest of existing shareholders.

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

Critical Accounting Policies

     Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2004 Annual Report to Shareholders. In preparing our financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

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

New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC delayed the effective date of SFAS 123 (R) to fiscal years beginning after June 15, 2005. As a result, we expect to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods. We plan on adopting the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date. We expect to substantially curtail grants of stock options in the future and do not expect to record any significant expenses under SFAS 123 (R) for options currently outstanding. However, the amount of expense recorded under SFAS 123 (R) will depend upon the number of options granted in the future and their valuation.

     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. We adopted SFAS 151 on January 1, 2005. It did not have a material effect on our results of operations.

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

     We are also increasing our efforts to acquire new products. We acquired the Punctur-Guard line of blood collection needles in 2002, invested in a company developing a new medical device in 2004, acquired Hospira’s Salt Lake City, Utah manufacturing facility and entered into an agreement to produce their critical care products in May 2005, and are continuing to seek other opportunities. However, there can be no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products.

     Custom I.V. systems and new products will be of increasing importance to us in future years. We expect CLAVE products will grow in the remainder of 2005 in the U.S., but at a slower percentage growth rate than prior to 2004 because of our large market penetration. We also potentially face substantial increases in competition if we are unsuccessful in enforcing our intellectual property rights. Growth for all of our products outside the U.S. could be substantial, although to date it has been relatively modest. Therefore, we will be directing increasing product development, acquisition, sales and marketing efforts to custom I.V. systems and new products in the U.S. and increasing our emphasis on the markets outside the U.S.

     Our largest customer has been Hospira. Our relationship with Hospira has been and will continue to be of singular importance to our growth. In 2003, approximately 67% of our revenue was from sales to Hospira. While our sales to Hospira declined to approximately 53% of revenue in 2004, this percentage increased in the first quarter of 2005 to 61%. We expect this percentage to increase again in the future both as a result of increased sales of CLAVE products and I.V. sets to Hospira and as a result of the new agreements with Hospira as described below. Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market. We expect that Hospira will be important to our growth for CLAVE, custom I.V. systems, and our other products in the U.S. and also outside the U.S.

     On May 1, 2005, the Company acquired Hospira Inc’s Salt Lake City, Utah manufacturing facility, related capital equipment and certain inventories for $32.1 million in cash. The Company entered into a twenty-year Manufacturing, Commercialization and Development Agreement (“MCDA”) with Hospira Inc. (Hospira). Under the MCDA, we produce for sale to Hospira, on an exclusive basis, substantially all the products manufactured at the Salt Lake City facility. The majority of those products are Hospira’s critical care products, which include medical devices such as catheters, angiography kits and cardiac monitoring systems. We estimate that sales under this agreement will approximate $45 million in 2005, with only small profits in 2005 and increasing sales and profits in future years. Hospira retains commercial responsibility for the products we are producing, including sales, marketing, distribution, customer contracts, customer service and billing. We have also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and have also committed to provide certain sales specialist support. We give no assurance as to the amounts of sales or profits under the MCDA.

     We believe that achievement of our growth objectives, both within the U.S., and outside the U.S., will require increased efforts by us in sales and marketing and product development through the remainder of 2005.

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

Overview of Operations

     The following table sets forth revenues by product as a percentage of total revenues for the periods indicated:

Product Line	Q1-05	Q1-04	2004	2003	2002	2001
CLAVE	58%	50%	47%	59%	67%	74%
Custom and Generic I.V. Systems	25%	29%	35%	22%	17%	13%
Punctur-Guard®	4%	7%	5%	7%	1%	–
CLC2000®	4%	4%	4%	4%	4%	3%
Other Products	4%	6%	5%	4%	7%	10%
License, royalty and revenue share	5%	4%	4%	4%	4%	–
Total	100%	100%	100%	100%	100%	100%

     Most custom I.V. systems include one or more CLAVEs. Total CLAVE sales including custom I.V. systems with at least one CLAVE were 75% of revenue for the first quarter of 2005 and 2004.

     We sell our products to independent distributors and through agreements with Hospira (the "Hospira Agreements") and certain other medical product manufacturers. Most independent distributors handle the full line of our products. Hospira purchases CLAVE products, principally bulk, non-sterile connectors, and the CLC2000. In 2004, we signed an additional agreement with Hospira to distribute our Punctur-Guard line of blood collection needles in the U.S. and the rest of the world. In addition, we sell custom I.V. systems to Hospira under a program referred to as SetSource. Our agreements with Hospira, with terms to 2014, provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide. We also sell certain other products to a number of other medical product manufacturers.

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

     In June 2004, Cardinal Health, Inc. (“Cardinal”) acquired Alaris Medical Systems, Inc. (Alaris). Alaris manufactures a connector that competes with the CLAVE. Cardinal is the largest distributor of healthcare products in the United States, and the companies have announced their intent to increase market share growth beyond what Alaris might be able to achieve on its own. We believe the ownership of Alaris by Cardinal could adversely affect our market share and the prices for our CLAVE products.

     We believe the success of the CLAVE has motivated, and will continue to motivate others to develop one-piece, swabbable, needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. We have patents covering the technology embodied in the CLAVE and intend to enforce those patents as appropriate. If we are not successful in enforcing our patents, competition from such products could adversely affect our market share and prices for our CLAVE products. In response to competitive pressure, we have been reducing prices to protect and expand our market, although overall pricing has been stable recently. The price reductions to date have been more than offset by increased volume, after excluding the effect of Hospira’s temporary reduction of purchases in 2004. We expect that the average price of our CLAVE products may continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

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

     We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business through increased sales to medical product manufacturers and independent distributors. Under one of our Hospira Agreements, we manufacture all new custom I.V. sets for sale by Hospira and jointly promote the products under the name SetSource. We also contract with group purchasing organizations and independent dealer networks for inclusion of our products among those available to members of those entities. Custom I.V. systems accounted for approximately $6.8 million of net sales in the first quarter of 2005, including net sales under the Hospira SetSource program of approximately $3.2 million. We expect continued increases in sales of custom I. V. systems. Our Punctur-Guard products, acquired in 2002, are blood collection needles, designed to eliminate exposure to sharp, contaminated needles. Punctur-Guard product revenues in the first quarter of 2005 were $1.1 million. In 2004, we invested in a company developing a new medical device; sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. There is no assurance that any of these initiatives will continue to succeed.

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

     We distribute products through three distribution channels. Revenues for each distribution channel were as follows:

Channel	Q1-05	Q1-04	2004	2003	2002	2001
Medical product manufacturers	68%	65%	57%	71%	73%	72%
Independent domestic distributors	22%	26%	31%	23%	19%	20%
International	10%	9%	12%	6%	8%	8%
Total	100%	100%	100%	100%	100%	100%

Quarter-to-quarter comparisons: We present summarized income statement data in Item 1. Financial Statements. The following table shows, for the year 2004 and the first quarter 2005 and 2004, the percentages of each income statement caption in relation to revenues, and the percentage change in each caption in each quarter. (We currently calculate our gross profit percentage based on net sales, which includes only product sales and excludes non-product revenue. See below for information on non-product revenue. We present the alternative calculation based on net product revenue to give the reader a better view of product gross margins.

	Percentage of Revenues

	Year	Quarter ended March 31,
	2004	2005	2004	Change

Revenue
Net sales	96%	95%	96%	21%
Other	4%	5%	4%	48%

Total revenues	100%	100%	100%	22%

Gross profit
Percentage of net sales	45%	54%	54%	21%
Percentage of all revenues	47%	56%	56%	23%

Selling, general and administrative expenses	35%	30%	25%	42%
Research and development expenses	4%	2%	2%	49%

Total operating expenses	39%	32%	27%	42%

Income from operations	8%	24%	29%	3%

Investment income	2%	2%	1%	90%

Income before income taxes and minority interest	10%	26%	30%	7%
Income taxes	3%	10%	11%	12%
Net income	7%	16%	19%	7%

     Quarterly results: The healthcare business in the United States is subject to seasonal fluctuations, and activity tends to diminish somewhat in the summer months of June, July and August, when illness is less frequent than in winter months and patients tend to postpone elective procedures. This typically causes seasonal fluctuations in our business. In addition, we can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and their inventory levels, and less by seasonality. Our expenses often do not fluctuate in the same manner as revenues, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004

     Revenues increased $4.9 million, or approximately 22%, to $27.1 million in the first quarter of 2005, compared to $22.2 million in the first quarter of 2004.

     Distribution channels: Net sales to Hospira in the first quarter of 2005 were $16.4 million, as compared with net sales of $13.2 million in the first quarter of 2004. (Hospira sales discussed in this paragraph do not include foreign sales.) Net sales of CLAVE Products to Hospira, excluding custom CLAVE I.V. systems, increased by $3.4 million to $12.4 million in the first quarter of 2005 from $9.0 million in the first quarter of 2004. Beginning in the first quarter of 2004, Hospira began decreasing its level of purchases to make a substantial reduction in its inventory of CLAVE products. Hospira’s reduced buying continued through the remainder of 2004. Hospira informed us that it had reduced its inventory to the desired level by the end of December 2004. In

2005, we expect our sales of CLAVE products to Hospira to more closely match its sales to its customers than they have in the past. Sales to Hospira under the SetSource program approximated $3.2 million in the first quarter of 2005 compared to $2.7 million in the first quarter of 2004, or an increase of 17%. The SetSource increase is attributed to increases in the custom set market. There is no assurance as to the amount of any future sales increases to Hospira.

     Net sales to independent domestic distributors were $6.0 million in the first quarter of 2005 compared to $5.8 million in 2004. The increase in sales to independent distributors is attributed principally to a $0.6 million increase in CLAVE product sales, offset by a $0.4 million decrease in Punctur-Guard product sales. The increase in CLAVE product sales is primarily due to increased unit volume. The decrease in sales of Punctur-Guard products is primarily due to a reduction in average sales price to achieve a wider distribution. We also experienced a loss of some customers and unit volume on the Punctur-Guard products while making changes for a more marketable product. There is no assurance as to the amount of any future sales increases to the independent domestic distributors.

     Net sales to international markets (excluding Canada) were $2.6 million in the first quarter of 2005, compared to $2.1 million in the first quarter of 2004, or an increase of 26%. The increase was primarily attributable to increased sales in Europe. The increase, by product line, was primarily comprised of a $0.4 million increase in sales of CLAVE products to a total of $1.7 million. All of our other principal product lines had increased sales. We expect increases in foreign sales in the future in response to increased sales and marketing efforts including adding additional business development managers. Also, we believe we will begin to see a positive impact towards the latter half of 2005 from our 2004 amendments to the Hospira contracts, which gave Hospira international distribution. Any such impact may depend on how quickly Hospira expands its international distribution. There is no assurance that those expectations will be realized.

     Product and other revenue: Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased to $15.7 million in the first quarter of 2005 from $11.1 million in the first quarter of 2004. This increase was primarily due to increased unit shipments of CLAVE products to Hospira, which accounted for 75% of the increase in CLAVE sales in the first quarter of 2005 compared to the first quarter of 2004. The remaining increase in CLAVE product sales was from increased unit shipments to our domestic and international distributors. Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $20.4 million in the first quarter of 2005 as compared with $15.4 million in the first quarter of 2004. This increase was principally due to increased purchases of CLAVE products in all our distribution channels. We expect growth in CLAVE unit and dollar sales volume in the remainder of 2005 compared to 2004 in all of our distribution channels. However, there is no assurance that these expectations will be realized.

     Net sales of custom and generic I.V. systems, which included custom I.V sets, both with a CLAVE and without a CLAVE, were $6.8 million in the first quarter of 2005 compared to $6.6 million in the first quarter of 2004, or a 4% increase. The SetSource program with Hospira accounted for the increase.

     Sales of Punctur-Guard products (excluding royalties) were $1.1 million in the first quarter of 2005 compared to $1.5 million in the first quarter of 2004. The decline was due to a decrease in unit sales and to pricing concessions to achieve wider distribution. However, sales increased 35% over the fourth quarter of 2004, on increased volume with domestic distributors, indicating that sales may have stabilized after declines throughout 2004. We are currently concentrating our sales and marketing efforts for the Winged Set product on outpatient provider contracts and the lab market. However, we have been unable to achieve success with the Blood Collection Needle (BCN), and we are not currently focusing any significant sales and marketing efforts on the BCN. There is no assurance as to future sales of Punctur-Guard products.

     Net sales of the CLC2000 were $1.0 million in the first quarter of 2005 compared to $0.9 million in the first quarter of 2004. The increase is primarily attributable to increases international sales. We expect sales of the CLC2000 to increase moderately in the remainder of 2005 compared with 2004, but there is no assurance as to the amount or timing of future CLC2000 sales.

     Other revenue consists of license, royalty and revenue share income. Ongoing amounts approximate $0.6 million to $0.7 million per quarter and we received additional amounts in the first quarters of 2005 and 2004 for minimum payments due. We may receive other license fees or royalties in the future for the use of our technology. We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

     Gross margin for the first quarter of 2005 and 2004, calculated on net sales and excluding other revenue, was 54% and was in line with expectations. Our overall standard gross margins are approximately 57% (although they can vary depending on product mix). Gross margins were below our standard level in the first quarter because of our Punctur-Guard products, which currently have lower gross margins than most of our other products, the new facility in Italy which is still operating below capacity and somewhat lower than normal production levels of CLAVE products as we reduce inventories. We expect gross margins on product sales will be in the 53-55% range in the remaining 2005 quarters. This excludes the effect of the Salt Lake City MCDA agreement with Hospira which we expect will significantly reduce our gross margins. Our gross margins can vary depending on both product mix and plant utilization. We give no assurance as to the amount or timing of any future improvements to our gross margins.

     Selling, general and administrative expenses ("SG&A") in the first quarter of 2005 was $8.0 million compared to $5.7 million in the first quarter of 2004, or an increase of $2.4 million. The increase in costs was primarily due to a $1.5 million increase in expenses associated with patent lawsuits against two companies we allege infringe our patents and $0.6 million of increased use of outside professional fees, including legal, accounting and information technology. We expect SG&A costs in the remainder of 2005 to be comparable to the 2004 costs or somewhat lower because reduction in expenses associated with patent lawsuits following settlement of one of those suits, decreases in the expense of Sarbanes-Oxley compliance and lower amortization costs are expected to offset anticipated increases in sales and marketing costs. This expectation excludes the effect of the Salt Lake City MCDA agreement with Hospira which we expect will cause an increase in our SG&A expenses.

     Research and development expenses ("R&D") were $0.7 million in the first quarter of 2005, or an increase of $0.2 million from the first quarter of 2004. The increase is primarily due to R&D costs incurred by our majority-owned invested company developing a new medical device designed for use in screening for heart disease. The device in is the very early stage of design, uses new technology, and completion of a marketable device is expected to take at least several years. We have agreed to invest an additional $1.5 million in that company if certain milestones are achieved by November 30, 2005. We estimate R&D costs will increase in the remainder of 2005 when compared to 2004, excluding the 2004 in-process research and development charge, to support on-going new product development and R&D under the MCDA agreement with Hospira. We have committed to fund certain R&D under the Salt Lake City MCDA agreement with Hospira. There is no assurance as to the timing of or cost of completing a marketable device or whether it will be completed.

     Investment income increased in the first quarter of 2005 as compared with the first quarter of 2004 by $0.3 million. The increase was primarily due to an increase in overall yield, and to a lesser extent an increase in invested funds (including finance loans).

     Income taxes were accrued at an effective tax rate of 38.9% in the first quarter of 2005, as compared with 37.5% in the first quarter of 2004. The tax rate increase is principally because of the effect of the estimated losses of the majority-owned company developing the new medical device because those losses are not included in our consolidated tax return.

Liquidity and Capital Resources

     During the quarter ended March 31, 2005, our working capital increased $7.7 million to $117.3 million from $109.6 million at December 31, 2004. The increase was principally due to cash generated by operations and cash received from employee equity plans, which was partially offset by investment in property and equipment. Our cash and cash equivalents and investment securities position increased during the quarter ended March 31, 2005 by $8.7 million to $96.1 million. This increase was primarily due to the aggregate of cash provided by operating activities (including tax benefits from exercise of stock options) of $7.9 million and cash provided by the company’s employee equity plans of $1.9 million exceeded the purchases of property and equipment of $1.2 million.

     Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results. However, it is subject to fluctuations, principally from changes in net income, accounts receivable, inventories, the timing of tax payments, investments in capital equipment and tax benefits from exercise of stock options.

     Accounts receivable increased from $8.9 million at December 31, 2004 to $11.8 million at March 31, 2005, or 32%. The increase was principally because revenue in the first quarter of 2005 was 78% more than revenue in the fourth quarter of 2004, offset by cash collections because shipments were spread relatively evenly over each month of the first quarter

     We generally try to maintain a minimal amount of inventory of finished goods and work in process, but will maintain larger amounts of components (classified as raw material) acquired from third parties to avoid production delays if deliveries by our suppliers are late. We increased inventories in the first half of 2004 in anticipation of higher sales in the latter part of 2004, but those sales did not materialize and we had much of those inventories on hand at December 31, 2004. In the first quarter of 2005, we reduced finished goods inventory by $2.1 million and expect further reductions in the second quarter.

     At the end of 2004 our prepaid income taxes had increased to $6.6 million because in the first half of 2004 we had overestimated our taxable earnings for the year 2004, resulting in overpayment of estimated taxes. A portion of this was applied to estimated 2005 liabilities and $4.0 million was refunded to us in April 2005.

     The tax benefits from the exercise of stock options, which we believe are more properly related to the sale of our stock which is a financing activity, fluctuates based principally on when employees choose to exercise their vested stock options. Tax benefits from the exercise of stock options in the first quarter of 2005 were $1.1 million on the exercise of options to acquire 133,461 shares as compared to $0.1 million in the first quarter of 2004 on the exercise of options to acquire 18,211 shares. On January 1, 2006, when we adopt provisions of SFAS 123(R), on accounting for share based payments, these tax benefits will be reflected in financing activities.

     We expect our sales will continue to grow in the remainder of 2005 compared to 2004 both from our historical business and the fulfillment of our obligations under the Salt Lake City MCDA agreement with Hospira. As sales increase, working capital is expected to increase to fund the increase in operations. Excluding the one-time reduction to working capital to purchase Hospira’s Salt Lake City, Utah facility on May 1, 2005, we expect the use of working capital to fund our operations to continue to increase.

     Investing Activities: During the first quarter of 2005, we used cash of $8.8 million in investing activities. This was comprised primarily of the net purchases of liquid investments of $7.9 million and purchases of property and equipment of $1.2 million.

     We currently estimate that capital expenditures for the remainder 2005, excluding the purchase of the Salt Lake City facility from Hospira, will be approximately $5.0 million, bringing the year’s total to approximately $6.2 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts. We expect to incur capital expenditures in connection with the purchase of the Salt Lake City facility, relocation of production and acquisition of new equipment, but the amounts and timing of such expenditures have not been determined.

     Upon completing an evaluation of the design and capacity of our manufacturing facilities, we estimate that our current facilities will be adequate for our business as it currently exists through 2005, but that production after 2005 may require additional clean room facilities for molding and automated assembly. We expect to decide in the future how to meet the need for any additional facilities and the location of additional clean room facilities for molding and automated assembly. This evaluation did not consider facility needs under the MCDA with Hospira. That additional evaluation is in progress and its outcome could have a significant effect on our previous conclusion.

     ICU Finance, Inc. is a wholly owned consolidated subsidiary that we established in 2002 as a licensed commercial lender to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. In October 2003, we discontinued new lending activities. Loans were made only to credit-worthy healthcare entities and are fully secured by real and personal property. At March 31, 2005, $5.9 million in loans were outstanding. Scheduled maturities are: remainder of 2005 $2.3 million; 2006 $1.2 million; 2007 $1.1 million and 2008 $1.3 million. Weighted average maturity (principal and interest) at March 31, 2005 was 1.3 years and the weighted average interest rate was 5.8%. There were no unfunded commitments at March 31, 2005.

     Financing Activities: Cash provided by stock options and the employee stock purchase plan, excluding tax benefits, was $1.9 million in the first quarter of 2005 as compared to $0.5 million in the first quarter of 2004. Options were exercised on 133,461 shares in the first quarter of 2005 compared with 18,211 in the first quarter of 2004.

     We did not acquire shares of our common stock in the first quarter of 2005, however, we may purchase our shares in the future. Future purchases of our common stock, if any, will depend on market conditions and other factors.

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

	Total	Payments due: less than 1 year from March 31,2006

Property and equipment	$2,000,000	$2,000,000

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

  future operating results and various elements of operating results, including future expenditures on sales and marketing and product development, future sales and unit volumes of products, future license, royalty and revenue share income, production costs, gross margins, SG&A, and R&D expense, income, losses, cash flow, new product introductions, changes in working capital items such as receivables and inventory, selling prices and income taxes;

  factors affecting operating results, such as shipments to specific customers, expansion in international markets, selling prices, future increases or decreases in sales of certain products and in certain markets and distribution channels, impact of safety legislation, increases in systems capabilities, introduction and sales of new products, manufacturing efficiencies, unit manufacturing costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, expansion of markets and the need for additional facilities, business seasonality and fluctuations in quarterly results, customer ordering patterns and warranty claims, rebates and returns;

  new or extended contracts with manufacturers and buying organizations, and dependence on a small number of customers, effect of contract amendments with Hospira, effect of the acquisition of Hospira’s Salt Lake City manufacturing facility and the manufacture of products for Hospira under the MCDA, and the outcome of our strategic initiatives;

  regulatory approval and outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, the impact of Cardinal’s acquisition of Alaris, consolidation of the healthcare provider market and downward pressure on selling prices; and working capital requirements, foreign currency denominated financial instruments, capital expenditures, acquisitions of other businesses or product lines, indemnification liabilities, contractual liabilities and common stock repurchases.

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

     Second, one should read the forward looking statements in conjunction with the Risk Factors in this Quarterly Report to the Securities and Exchange Commission. Also, our actual future operating results are subject to other important factors that we cannot predict or control, including among others the following:

  general economic and business conditions;

  the effect of price and safety considerations on the healthcare industry;

  competitive factors, such as product innovation, new technologies, marketing and distribution strength and price erosion;

  unanticipated market shifts and trends;

  the impact of legislation affecting government reimbursement of healthcare costs;

  changes by our major customers and independent distributors in their strategies that might affect their efforts to market our products;

  unanticipated production problems; and

  the availability of patent protection and the cost of enforcing and of defending patent claims.

We disclaim any obligation to update the statements or to announce publicly the result of any revision to any of the statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities from between seven and forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates. As of March 31, 2005, we had no declines in the market value of these securities.

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

     At March 31, 2005 we had outstanding commercial loans of approximately $5.9 million. Loans were made only to credit worthy parties and are fully secured by real and personal property. We plan to hold the loans until maturity or payoff. Maturities are five years or less and the weighted average maturity (principal and interest payments) is 1.3 years. Because of the relatively small amount of the commercial loans, market risk is not significant to our financial statements.

     Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro, British Pound, and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable in the same foreign currency. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will increase. We currently do not hedge our foreign currency exposures.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     In an action filed August 21, 2001 and later amended, entitled ICU Medical, Inc. v. B Braun Medical, Inc. in the United States District Court for the Northern District of California, we alleged that B. Braun infringed ICU’s patent by the manufacture and sale of its UltraSite medical connector. On April 20, 2005, ICU Medical, Inc. and B. Braun Medical Inc. settled the patent infringement suit, which was dismissed. The terms of the settlement are confidential.

     In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. pending in the United States District Court for the Central District of California, we allege that Alaris Medical Systems, Inc. infringes ICU’s patent in the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems. We seek monetary damages and injunctive relief and intend to vigorously pursue this matter. On August 2, 2004 the Court denied our request for a preliminary injunction. The outcome of this matter cannot be determined at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3. Default Upon Senior Securities

Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 2.1:	Asset Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc.

Exhibit 2.2:	Letter Agreement dated May 1, 2005 between Registrant and Hospira, Inc.

Exhibit 2.3:	Real Estate Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc.

Exhibit 2.4	Transition Services Agreement dated May 1, 2005 between Registrant and Hospira, Inc.

Exhibit 2.5	List of schedules and exhibits to Asset Purchase Agreement, Letter Agreement, Real Estate Purchase Agreement and Transition Services Agreement.

Exhibit 10.1:	Manufacturing, Commercialization and Development Agreement between Registrant and Hospira, Inc. effective May 1, 2005

Exhibit 10.2:	Employment Agreement between Registrant and George A. Lopez, M.D. effective January 1, 2005

Exhibit 10.3:	Form of Employment Agreements between Registrant and its Executive Officers effective January 1, 2005

Exhibit 10.4:	Form of ICU Medical, Inc. 2005 Long Tem Retention Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.
(Registrant)

/s/ Francis J. O’Brien	Date: May 6, 2005
Francis J. O'Brien Chief Financial Officer (Principal Financial Officer)

/s/ Scott E. Lamb	Date: May 6, 2005
Scott E. Lamb Controller (Principal Accounting Officer)