Form 10-Q
period 2005-06-30
ICU MEDICAL INC/DE
filed 2005-08-05
CIK 883984

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer ( as define in Rule 12b-2 of the Exchange Act (1) h:

Yes ☑	No ☐

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2005
Common	13,850,398

ICU Medical, Inc.

Exhibit 2.1	Letter Agreement dated July 8, 2005 between Registrant and Hospira, Inc. re: Asset Purchase Agreement dated February 25, 2005

Exhibit 10.1	Letter Agreement dated July 8, 2005 between Registrant and Hospira, Inc, re: Manufacturing, Commercialization and Development Agreement effective May 1, 2005

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ICU Medical, Inc.
Condensed Consolidated Balance Sheets
(all dollar amounts in thousands except share and per share data)

ASSETS

	June 30, 2005	December 31, 2004

	(unaudited)	(1)
CURRENT ASSETS:
Cash and cash equivalents	$6,876	$5,616
Liquid investments	57,425	81,725

Cash, cash equivalents and liquid investments	64,301	87,341

Accounts receivable, net of allowance for doubtful accounts of $647
and $912 as of June 30, 2005 and December 31, 2004, respectively	26,807	8,922
Finance loans receivable - current portion	2,832	2,634
Inventories	16,248	8,429
Prepaid income taxes	928	6,576
Prepaid expenses and other current assets	4,616	1,986
Deferred income taxes - current portion	1,433	1,156

Total current assets	117,165	117,044

PROPERTY AND EQUIPMENT, at cost:	89,690	73,702
Less--Accumulated depreciation	(35,809)	(32,768)

	53,881	40,934

FINANCE LOANS RECEIVABLE - non-current portion	2,982	3,613
INTANGIBLE ASSETS - net	11,454	2,780
OTHER ASSETS	361	397

	$185,843	$164,768

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,694	$2,693
Accrued liabilities	8,276	4,761

Total current liabilities	13,970	7,454

MINORITY INTEREST	769	966
COMMITMENTS AND CONTINGENCIES	--	--
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $1.00 par value
Authorized -- 500,000 shares, issued and outstanding -- none	--	--
Common stock, $0.10 par value-
Authorized -- 80,000,000 shares, issued -- 14,158,612 shares	1,416	1,416
Additional paid-in capital	61,072	61,751
Treasury stock, at cost -- 309,214 and 583,643 shares at
June 30, 2005 and December 31, 2004, respectively	(8,573)	(15,290)
Retained earnings	117,147	107,991
Accumulated other comprehensive income	42	480

Total stockholders' equity	171,104	156,348

	$185,843	$164,768

     (1) December 31, 2004 balances were derived from the audited consolidated financial statements of ICU Medical, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Condensed Consolidated Statements of Income
(all dollar amounts in thousands except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

REVENUES:
Net sales	$40,116	$21,001	$65,779	$42,272
Other	577	663	1,999	1,626

TOTAL REVENUE	40,693	21,664	67,778	43,898
COST OF GOODS SOLD	24,360	9,600	36,220	19,414

Gross profit	16,333	12,064	31,558	24,484

OPERATING EXPENSES:
Selling, general and administrative	9,606	6,603	17,629	12,258
Research and development	1,004	403	1,678	854

Total operating expenses	10,610	7,006	19,307	13,112

Income from operations	5,723	5,058	12,251	11,372
OTHER INCOME	986	398	1,574	708

Income before income taxes	6,709	5,456	13,825	12,080
PROVISION FOR INCOME TAXES	2,095	2,046	4,866	4,530
MINORITY INTEREST	(125)	--	(197)	--

NET INCOME	$4,739	$3,410	$9,156	$7,550

NET INCOME PER SHARE
Basic	$0.34	$0.25	$0.67	$0.55
Diluted	$0.31	$0.23	$0.61	$0.50
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,814,571	13,808,661	13,714,665	13,754,326
Diluted	15,080,689	15,140,606	14,939,345	15,107,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Condensed Consolidated Statements of Cash Flows
(all dollar amounts in thousands)
(unaudited)

	Six months ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,156	$7,550
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,212	3,742
Provision for doubtful accounts	(258)	49
Minority interest	(197)	--
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired
Accounts receivable	(17,732)	8,677
Inventories	2,268	(6,006)
Prepaid expenses and other assets	(3,419)	613
Accounts payable	3,033	(324)
Accrued liabilities	2,505	(1,595)
Prepaid and deferred income taxes	5,596	1,608

	5,164	14,314
Tax benefits from exercise of stock options	2,080	1,913

Net cash provided by operating activities	7,244	16,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquired assets	(32,116)	--
Purchases of property and equipment	(2,449)	(2,272)
Advances under finance loans	--	(1,010)
Proceeds from finance loan repayments	433	2,968
Purchases of liquid investments	(23,500)	(17,300)
Proceeds from sale of liquid investments	47,800	--

Net cash used in investing activities	(9,832)	(17,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,715	2,581
Proceeds from employee stock purchase plan	243	279

Net cash provided by financing activities	3,958	2,860

Effect of exchange rate changes on cash	(110)	--

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,260	1,473
CASH AND CASH EQUIVALENTS, beginning of period	5,616	1,787

CASH AND CASH EQUIVALENTS, end of period	$6,876	$3,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Condensed Consolidated Statements of Comprehensive Income
(all dollar amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net income	$4,739	$3,410	$9,156	$7,550
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment	(229)	(38)	(438)	(101)

Comprehensive income	$4,510	$3,372	$8,718	$7,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2005
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

     ICU Medical, Inc. (the “Company”), a Delaware corporation, operates principally in one business segment engaged in the development, manufacturing and marketing of disposable medical devices The Company’s devices are sold principally to distributors and medical product manufacturers throughout the United States and a portion internationally. All subsidiaries are wholly or majority owned and are included in the consolidated financial statements. All intercompany balances and transactions have been eliminated.

Note 2: Asset Purchase: On May 1, 2005, the Company acquired a Salt Lake City, Utah manufacturing facility, related capital equipment, certain inventories and assumed liabilities from Hospira, Inc. (“Hospira”) for approximately $31.8 million in cash and $0.8 million in acquisition costs. The Company has a twenty-year Manufacturing, Commercialization and Development Agreement ("MCDA") with Hospira under which the Company produces for sale to Hospira on an exclusive basis substantially all the products that Hospira had manufactured at that facility. Hospira retains commercial responsibility for the products the Company is producing, including sales, marketing, distribution, customer contracts, customer service and billing. The majority of the products the Company produces under the MCDA are Hospira’s critical care products, which include medical devices such as catheters, angiography kits and cardiac monitoring systems. The Company has also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and has also committed to provide certain sales specialist support. The Company’s prices and gross margins on the products it sells to Hospira under the MCDA are based on cost savings that it is able to achieve in producing those products over Hospira’s cost to manufacture those same products at the purchase date.

     The Company is moving all molding and automated assembly to the Salt Lake City location from its San Clemente and Connecticut locations. In addition, the Company is expanding its production facility in Mexico to take over all manual assembly currently done in its Salt Lake City facility. These changes are expected to be completed by early 2007.

     Hospira is reimbursing the Company for severance costs and certain other termination costs for employees at the Salt Lake City plant at the date of purchase who are involuntarily terminated within two years of the May 1, 2005 date of purchase. The Company will charge to expense as incurred costs of relocating personnel to Salt Lake City, and moving machinery to and installing it in Salt Lake City. Such costs have not been material to date. The Company expects to pay one-time termination benefits to certain employees in San Clemente and Connecticut who are involuntarily terminated because of the move to Salt Lake City if they continue to render service until terminated, but the Company has not yet finalized plans and no liability had been incurred at June 30, 2005; accounting will be done in accordance with Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Costs of moving production to Mexico will be capitalized or charged to expense immediately, as appropriate; employee relocation costs to Mexico are not expected to be material.

     The Company does not expect to incur any significant loss on disposition of equipment in San Clemente or Connecticut in connection with the move to Salt Lake City. It has not yet determined what to do with building space that it will no longer need for production, but does not believe that it will incur any loss on that space.

     The purchase price of $31.8 million and acquisition costs of $0.8 million were allocated to the assets and liabilities assumed based on their estimated fair market values as follows. This allocation is preliminary.

Property, plant and equipment	$14,547
Inventory	10,195
Intangible asset – MCDA	8,926
Liabilities assumed	(1,062)

Total	$32,606

Note 3: Stock Options: The Company accounts for stock options granted to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations as permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and does not recognize compensation expense because the exercise price of the options equals the fair market value of the underlying shares at the date of grant or as to the 2002 Employee Stock Purchase Plan, the Plan is non-compensatory under the provisions of APB Opinion No. 25. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that Statement. The fair value for options granted in the first six months of 2005 and 2004 was estimated as of the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating fair value of fully transferable traded options with no vesting restrictions, and, similar to other option valuation models, requires use of highly subjective assumptions, including expected stock price volatility. The characteristics of its stock options differ substantially from those of traded stock options, and changes in the subjective assumptions can materially affect estimated fair values; therefore, in Management's opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The following information is provided pursuant to SFAS No. 123, as amended.

	Quarter ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net income, as reported	$4,739	$3,410	$9,156	$7,550
Deduct: stock-based compensation
expense determined under fair value
method, net of tax	268	1,653	378	2,673

Net income, pro forma	$4,471	$1,757	$8,778	$4,877

Net income per share
Basic, as reported	$0.34	$0.25	$0.67	$0.55
Diluted, as reported	$0.31	$0.23	$0.61	$0.50

Basic, pro forma	$0.32	$0.13	$0.64	$0.36
Diluted, pro forma	$0.30	$0.12	$0.59	$0.33

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), a revision of FASB Statement No. 123, which requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement over the applicable service period based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, the Company expects to adopt SFAS 123(R) on January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods. The Company plans on adopting the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

Note 4: Inventories, consisted of the following:

	6/30/05	12/31/04

Raw material	$9,433	$3,745
Work in process	4,949	507
Finished goods	1,866	4,177

Total	$16,248	$8,429

Note 5: Property and equipment, at cost, consisted of the following:

	6/30/05	12/31/04

Land, buildings and building
improvements	$31,545	$22,021
Machinery and equipment	38,599	31,860
Computer equipment and software	5,980	5,020
Office furniture and equipment	1,846	1,678
Molds	9,603	9,345
Construction in process	2,117	3,778

Total	$89,690	$73,702

Note 6: Finance loans receivable are commercial loans by ICU Finance, Inc., a wholly-owned consolidated subsidiary. In October 2003, the Company discontinued new lending activities. Loans were made only to credit-worthy healthcare entities and are fully secured by real and personal property. The Company plans to hold the loans to maturity or payoff. They are carried at their outstanding principal amount, and will be reduced for an allowance for credit losses and charge offs if any such reductions are determined to be necessary in the future. Interest is accrued as earned based on the stated interest rate and amounts outstanding. Loan fees and costs have not been material. Scheduled maturities are: remainder of 2005 $2.2 million; 2006 $1.2 million; 2007 $1.1 million and 2008 $1.3 million. Weighted average maturity (principal and interest) at June 30, 2005 was 1.1 years and the weighted average interest rate was 5.7%. There were no unfunded commitments at June 30, 2005.

Note 7: Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,266,118 and 1,331,945 for the three months ended June 30, 2005 and 2004, respectively and 1,224,680 and 1,352,888 for the six months ended June 30, 2005 and 2004, respectively. Options that are antidilutive because their average exercise price exceeded the average market price of the common stock for the period approximated 500,000 and 600,000 for the three months ended June 30, 2005 and 2004, respectively and 775,000 and 570,000 for the six months ended June 30, 2005 and 2004.

Note 8: Income taxes: The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes and losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income and state and federal tax credits.

Note 9: Major customers: The Company had revenues equal to ten percent or greater of total revenues from one customer, Hospira (formerly a part of Abbott Laboratories). Such revenues were 75% and 52% of total revenues in the second quarters of 2005 and 2004, respectively, and 69% and 56% in the first six months of 2005 and 2004, respectively.

Note 10: Commitments and Contingencies: The Company is from time to time involved in various routine non-material legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. The Company believes that the resolution of the legal proceedings in which it is involved will not likely have a material adverse effect on its financial position or results of operations.

     In the normal course of business, the Company has made certain indemnities, including indemnities to its officers and directors, to the maximum extent permitted under Delaware law and intellectual property indemnities to customers in connection with sales of its products. There is no limit on the liabilities under these indemnities. The Company has not recorded any liability for these in its financial statements and does not expect to incur any.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in intravenous ("I.V.") therapy applications. Our devices are designed to protect patients from Catheter Related Bloodstream Infections and healthcare workers from exposure to infectious diseases through accidental needlesticks. We are also a leader in the production of custom I.V. systems and low cost generic I.V. systems and we incorporate our proprietary products on many of those custom I.V. systems. With the acquisition of Hospira’s Salt Lake City plant and commencement of production under the Manufacturing, Commercialization and Distribution Agreement (“MCDA”), we are now also a significant manufacturer of critical care medical devices, including catheters, angiography kits and cardiac monitoring systems.

     Risk Factors

     In evaluating an investment in our common stock, investors should consider carefully, among other things, the following risk factors, as well as the other information contained in this Quarterly Report and our other reports and registration statements filed with the Securities and Exchange Commission.

Because we are increasingly dependent on Hospira for a substantial portion of our sales, any change in our arrangements with Hospira causing a decline in our sales to it could result in a significant reduction in our sales and profits.

     We have steadily increased our sales to Hospira in recent years, except for 2004 when sales to Hospira declined as Hospira reduced its inventories of our products. As a result, we depend on one customer, Hospira, for a high percentage of our sales, and the percentage of our sales attributable to Hospira will increase as we are manufacturing additional products for Hospira as described below. Although we have increased our sales to independent domestic distributors during recent years, most of the increase resulted from our dealers’ acquisition of market shares from a manufacturer with whom we terminated our CLAVE distribution agreement and the addition of the Punctur-Guard line in late 2002. The table below shows our net sales to various types of customers for the first six months of 2005 and for 2004, 2003 and 2002 (dollars in millions):

	Six Months Ended		Years Ended December 31,

	June 30, 2005		2004		2003		2002

Hospira	$46.8	69%	$39.8	53%	$71.3	69%	$50.0	57%
Other manufacturers	3.2	5%	1.5	5%	1.5	2%	10.1	16%
Domestic distributors	12.0	18%	22.4	30%	24.1	23%	17.0	19%
International distributors	5.8	8%	9.0	12%	5.8	6%	7.1	8%

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

     Our sales to Hospira increased as a result of a twenty-year MCDA that became effective on May 1, 2005. Under the MCDA, we produce for sale to Hospira on an exclusive basis substantially all the products Hospira had manufactured at its Salt Lake City facility. The majority of the products we produce under the MCDA are Hospira’s critical care products, which include medical devices such as catheters, angiography kits and cardiac monitoring systems. We estimate that sales under this agreement will approximate $40 million in 2005, with small profits, with increasing sales and profits in future years. Although we provide certain sales support to Hospira, our ability to maintain or increase level of sales of these products will depend on Hospira’s commitment to and the success of its sales and marketing efforts. The MCDA increases our dependence on Hospira.

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

     The performance of the MCDA, under which we produce critical care and certain other products for Hospira, the acquisition of related manufacturing assets, the addition of approximately 750 production personnel (reduced to under 600 since May 1, 2005), the relocation of our California and Connecticut manufacturing operations, the expansion of our Mexico facility, the implementation of new manufacturing and assembly processes and techniques and the establishment of financial controls impose a significant burden on our management, human resources, operating and financial and accounting functions. We need to expand our capabilities in each of these areas and devote significant time and effort to integrating the production under the MCDA with our existing operations, all of which divert management’s attention from our current operations. In addition, we may require additional expertise, capability and capacity that can best be obtained through other acquisitions.

     The increasing burdens on our management resources and financial controls resulting from internal growth and acquisitions could adversely affect our operating results. In addition, acquisitions may involve a number of special risks in addition to the difficulty of integrating cultures and operations and the diversion of management’s attention, including adverse short-term effects on our reported operating results, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could materially and adversely affect our operations and financial performance.

If we are unable to reduce substantially the cost of manufacturing products that we will sell to Hospira under the MCDA, we may not be able to produce and sell such products profitably, and our profit margins may decline.

     The prices at which we sell products to Hospira and the gross margins that we realize under the MCDA depend on the cost savings that we expect to achieve in producing those products over Hospira’s cost to manufacture the same products at the purchase date. Achieving substantial cost reductions require moving manufacturing operations to lower-cost locations and the development and implementation of innovative manufacturing and assembly processes and techniques. There is no assurance that these efforts will be successful. If we are unable to achieve the cost savings that we expect, we may not be able to sell products manufactured under the MCDA profitably, and our profit margins may decline.

There are significant risks associated with the relocation of our manufacturing facilities.

     We intend to relocate substantial portions of our manufacturing facilities over the next two years. We plan to move all manufacturing in San Clemente, consisting of molding and automated assembly, to our Salt Lake City facility. We also plan to move remaining manufacturing operations in Connecticut, consisting of two automated assembly machines, to the Salt Lake City facility. We plan to move all manual assembly operations currently performed in Salt Lake City, to our Ensenada, Mexico facility, although we may move some of them to another low-cost location.

     The molding and assembly machines are large and require special handling to move them. Installation in a new location can be very difficult and require specialized engineering expertise. This will tax our existing resources. At the same time, we will be attempting to relocate personnel who are important to our manufacturing processes, and failure to accomplish this could substantially hamper the installation and operation of the equipment in Salt Lake City. While we expect to build extra inventory before moving equipment, and move the equipment in phases and maintain production at both locations for a period of time, failure to successfully complete the move and installation of the equipment and critical personnel could cause production interruptions and production quality issues which could adversely affect our sales.

     Certain of the manual assembly operations require expertise that will require significant and ongoing training of the personnel at the location performing the assembly. The products currently made using manual assembly in Salt Lake City are different than the products that we currently make in Mexico. The transfer of production will require a significant transfer of knowledge from Salt Lake City to the new manufacturing location, and if this is not completed successfully, we could experience production interruptions and production quality issues which could adversely affect our sales.

Because we are dependent on the CLAVE for a major portion of our sales, any decline in CLAVE sales could result in a significant reduction in our sales and profits.

     During 2004, CLAVE products accounted for approximately 47% of our total revenue and 71% of our total revenue including custom I.V. systems. For the first six months of 2005, CLAVE products accounted for approximately 45% of our revenue and 61% of our revenue including custom I.V. systems incorporating a CLAVE. We depend heavily on sales of CLAVE products, especially sales of CLAVE products to Hospira. We cannot give any assurance that sales of CLAVE products either to Hospira or other customers will increase indefinitely or that we can sustain current profit margins on CLAVE products indefinitely. Management believes that the success of the CLAVE has motivated, and will continue to motivate, others to develop one piece needleless connectors. In addition to products that emulate the characteristics of the CLAVE, it is possible that others could develop new product concepts and technologies that are functionally equivalent or superior to the CLAVE. If other manufacturers successfully develop and market effective products that are competitive with CLAVE products, CLAVE sales could decline as we lose market share, and/or we could encounter sustained price and profit margin erosion.

If our efforts to increase substantially our custom I.V. system business is not successful or we cannot increase sales of other products and develop new, commercially successful products, our sales may not continue to grow.

     Our continued success may be dependent both on the success of our strategic initiative to increase substantially our custom I.V. set business and develop significant market share on a profitable basis and on new product development. Our sales of custom I.V. systems reached $26.2 million in 2004, but this was only a 15% increase over 2003 sales, whereas 2003 sales increased 50% over 2002. Our sales of custom I.V. systems were $14.7 million in the first six months of 2005, or a 13% increase from the first six months of 2004. The success of our custom I.V. system sales program will require a larger increase in sales in the future than was achieved in 2004 and the first six months of 2005. The ability of the custom I.V. system and low-cost I.V. system products to acquire significant market share on a profitable basis depends on whether we are able to continue to develop systems capabilities, improve manufacturing efficiencies, lower inventory carrying costs, reduce labor costs and expand distribution. The accomplishment of each of these objectives will require significant innovation, and we might not succeed in these endeavors. Although we are seeking to continue to develop a variety of new products, there is no assurance that any new products will be commercially successful or that we will be able to recover the costs of developing, testing, producing and marketing such products. Certain healthcare product manufacturers, with financial and distribution resources substantially greater than ours, have developed and are marketing products intended to fulfill the same functions as our products.

Continuing reductions in the prices of our I.V. connector products could have an adverse effect on profit margins and profits.

     The Hospira agreement establishes the prices that Hospira will pay for our products, which are lower than our average selling prices in most of our other sales channels. In response to competitive pressure, we had steadily reduced selling prices of the CLAVE to protect and expand its market although overall pricing has been stable recently. Reductions in selling prices could adversely affect gross margins and profits if we cannot achieve corresponding reductions in unit manufacturing costs or increased volume.

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

     Our international sales are subject to higher credit risks than sales in the United States. Many of our distributors are small and may not be well capitalized. Payment terms are relatively long. Our prices to our international distributors, outside of Europe, for product shipped to the customers from the United States or Mexico are set in U.S. dollars, but their resale prices are set in their local currency. A decline in the value of the local currency in relation to the U.S. dollar may adversely affect their ability to profitably sell in their market the products they buy from us, and may adversely affect their ability to make payment to us for the product they purchase. Legal recourse for non-payment of indebtedness may be uncertain. These factors all contribute to a potential for credit losses.

     In 2003, we acquired a small manufacturer of I.V. systems in northern Italy, and have since transferred our European distribution to this subsidiary. Sales and most other transactions by this subsidiary are denominated in Euros. As the subsidiary increases in size, a decline in the value of the Euro in relation to the U.S. dollar could have an adverse effect on our reported operating results. There is no assurance as to the growth of this subsidiary or its future operating results.

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

     We use a significant amount of electricity in our molding and automated assembly operations in San Clemente, California. Rates are approximately double what they were five years ago, and there is no certainty that they will not increase further in the future. In addition, public concerns are again being raised about possible interruptions in service because of a lack of availability of electricity. Any significant increase in electrical costs or a significant interruption in service could have an adverse effect on our operations. We believe that the move of our San Clemente production to Salt Lake City will substantially mitigate this risk, but we do not expect that move to be accomplished for at least a year.

Increases in the cost of petroleum-based products could have an adverse effect on our profitability.

     Most of the material used in our products is resins, plastics and other material that depend upon oil as their raw material. Crude oil prices in 2005 are at record highs. Our suppliers have passed some of their cost increases on to us, and if crude oil prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and at least some of these costs have been passed on to us. Our ability to recover those higher costs may depend upon our ability to raise prices to our customers. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances could have an adverse effect on our profitability.

Our I.V. system products could become obsolete if other companies are successful in developing technologies and products that are superior to ours.

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

     We manufacture substantially all of our product components, except for standard components which are available as commodity items, and assemble them into finished products. Automated assembly of components into finished products involves complex procedures requiring highly sophisticated assembly equipment which is custom designed, engineered and manufactured for us. As a result of the critical performance criteria for our products, we have at times experienced problems with the design criteria for or the molding or assembly of our products. We believe that we have resolved all design, manufacturing and assembly problems with respect to products manufactured in San Clemente and Connecticut. We are currently assessing design, manufacturing and assembly operations at the Salt Lake City facility and that assessment may result in changes, some of which may be significant. There is no assurance that operations will not be adversely affected by unanticipated problems with current or future products.

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

We may not be able to significantly expand our sales of custom and low-cost, generic I.V. systems, or critical care products, if we are unable to lower manufacturing costs, price our products competitively and shorten delivery times significantly.

     We believe that the success of our I.V. systems operations will depend on our ability to lower per unit manufacturing costs and price our products competitively and on our ability to shorten significantly the time from customer order to delivery of finished product, or both. To reduce costs, we have moved labor intensive assembly operations to our facility in Mexico. To shorten delivery times, we have developed proprietary systems for order processing, materials handling, tracking, labeling and invoicing and innovative procedures to expedite assembly and distribution operations. Many of these systems and procedures require continuing enhancement and development. There is a possibility that our systems and procedures may not continue to be adequate and meet their objectives.

     We plan to introduce many of the systems and procedures that we have used in our I.V. systems operations into the production of critical care products. If we are unable to do this successfully, we may not be successful in increasing sales of critical care products.

If demand for our CLAVE products were to decline significantly, we might not be able to recover the cost of our expensive automated molding and assembly equipment and tooling, which could have an adverse effect on our results of operations.

     Our production tooling is relatively expensive, with each “module,” which consists of an automated assembly machine and the molds and molding machines which mold the components, costing several million dollars. Most of the modules are for the CLAVE and the integrated Y CLAVE. If the demand for either of these products changes significantly, as might happen with the loss of a customer or a change in product mix, it might be necessary for us to account for the impairment in value of the production tooling because its cost may not be recovered through production of saleable product.

Because we depend to a significant extent on our founder for new product concepts, the loss of his services could have a material adverse effect on our business.

     We depend for new product concepts primarily on Dr. George A. Lopez, our founder, Chairman of the Board, President and Chief Executive Officer. Dr. Lopez has conceived substantially all of our current and proposed new products and the systems and procedures to be used in the custom I.V. products and their manufacturing. We believe that the loss of his services could have a material adverse effect on our business.

Because we have substantial cash balances and liquid investments in interest sensitive securities, continued low interest rates would have an adverse effect on our investment income and on our net income.

     We have accumulated a substantial balance of cash and liquid investments principally through profitable operations and the exercise of stock options. These balances amounted to $64.3 million at June 30, 2005, almost all of which was invested in interest sensitive securities. Such securities consist principally of corporate preferred stocks and federal tax-exempt state and municipal government debt securities. Dividend and interest rates are reset at auction mostly at seven to forty-nine day intervals, with a small portion resetting at longer intervals up to one year.

     Short-term interest rates have been the lowest in decades for the past four years and, notwithstanding recent increases, are still low by historic standards. In 2000, our investment income was $2.1 million on average on cash and liquid investments of approximately $43.4 million. In 2004, the comparable numbers were approximately $1.6 million and $87.2 million, respectively; investment income was approximately $2.6 million lower than it would have been at the rates in 2000. Continued low interest rates would continue to have an adverse effect on our investment income.

Our business could be materially and adversely affected if we fail to defend and enforce our patents, if our products are found to infringe patents owned by others or if the cost of patent litigation becomes excessive.

     We have patents on certain products, software and business methods, and pending patent applications on other intellectual property and inventions. There is no assurance, however, that patents pending will issue or that the protection from patents which have issued or may issue in the future will be broad enough to prevent competitors from introducing similar devices, that such patents, if challenged, will be upheld by the courts or that we will be able to prove infringement and damages in litigation.

     We are substantially dependent upon the patents on our proprietary products such as the CLAVE to prevent others from manufacturing and selling products similar to ours. In April 2005, we settled litigation against B. Braun Medical Inc. We have ongoing litigation against Alaris Medical Systems, a part of Cardinal Health, Inc., for violating our patents and we are seeking injunctive relief and monetary damages. We believe those violations had and continue to have an adverse effect on our sales. Failure to prevail in this litigation or litigation we may bring against others violating our patents in the future would adversely affect our sales.

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

     To market our products in the European Community ("EC"), we must conform to additional requirements of the EC and demonstrate conformance to established quality standards and applicable directives. As a manufacturer that designs, manufactures and markets its own devices, we must comply with the quality management standards of EN ISO 9001(1994)/ISO 13485 (1996). Those quality standards are similar to the FDA's Quality System Regulations but incorporate the quality requirements for product design and development. Manufacturers of medical devices must also be in conformance with EC Directives such as Council Directive 93/42/EEC ("Medical Device Directive") and their applicable annexes. Those regulations assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC. Once a manufacturer and its devices are in conformance with the Medical Device Directive, the "CE" Mark maybe affixed to its devices. The CE Mark gives devices an unobstructed entry to all the member countries of the EC. We cannot assure that we will continue to meet the requirements for distribution of our products in Europe.

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

     The market for small-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. In 2004 and through June 30, 2005, our trading range was from a high of $41.31 per share to a low of $19.98 per share. We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders and substantial product orders could contribute to the volatility of the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

     Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for 69% of our outstanding shares. If one or more of the institutions should decide to reduce or eliminate the position in our common stock, it could cause a decrease in the price of the common stock and such decrease could be significant.

     For the past several years there has been a significant “short” position in our common stock, consisting of borrowed shares sold, or shares sold for future delivery which may not have been borrowed. We do not know whether any of these short positions are covered by “long” positions owned by the short seller. The short position, as reported by the Nasdaq stock market on July 15, 2005 was 2,262,601 shares, or approximately 16% of our outstanding shares. Any attempt by the short sellers to liquidate their position over a short period of time could cause very significant volatility in the price of our common stock.

We have outstanding stock options which may dilute the ownership of existing shareholders

     At June 30, 2005, we had 4.3 million stock options outstanding of which 3.5 million had an exercise price below the market price of our stock. Exercise of those options would dilute the ownership interest of existing shareholders.

Continued compliance with recent securities legislation could be uncertain and could substantially increase our administrative expenses.

     The Sarbanes-Oxley Act of 2002 imposed significant new requirements on public companies. We have complied with most of these without undue effort or expense. However, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 requiring management to document and report on the effectiveness of internal controls and our independent registered public accounting firm to audit and report on the design and effectiveness of our internal controls has been extremely expensive. Although we expect to reduce the expense in 2005, it is uncertain that we will be able to do so, particularly if we expand our businesses to new locations or acquire significant assets or operations from external sources. Further, there is no certainty that we will continue to receive unqualified reports on our internal controls from our independent registered public accounting firm and what actions might be taken by securities regulators or investors if we are unable to obtain an unqualified report.

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

     We record sales and related costs when ownership of the product transfers to the customer. Under the terms of most purchase orders, ownership transfers on shipment, but in some cases it transfers on delivery. If there are significant doubts at the time of shipment as to the collectibility of the receivable, we defer recognition of the sale in revenue until the receivable is collected. Most of our customers are medical product manufacturers or distributors, although some are end-users. Our only post-sale obligations are warranty and certain rebates. We warrant products against defects and have a policy permitting the return of defective products. Warranty returns have been insignificant. Customers, with certain exceptions, do not retain any right of return and there is no price protection with respect to unsold products; returns from customers with return rights have not been significant. We accrue rebates as a reduction in revenue based on contractual commitments and historical experience. Adjustments of estimates of warranty claims, rebates or returns which have not been and are not expected to be material, affect current operating results when they are determined.

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

     Inventories are stated at the lower of cost (first in, first out) or market. We need to carry many components to accommodate our rapid product delivery, and if we misestimate demand or if customer requirements change, we may have components in inventory that we may not be able to use. Most finished products are made only after we receive orders except for certain standard (non-custom) products which we carry in inventory in expectation of future orders. For finished products in inventory, we need to estimate what may not be saleable. We regularly review inventory for slow moving items and write-off all items we do not expect to use in manufacturing, or finished products we do not expect to sell. If actual usage of components or sales of finished goods inventory is less than our estimates, we would be required to write off additional inventory, which could have an adverse effect on our operating results in the period in which the write-off occurs.

     Property and equipment is carried at cost and depreciated on the straight-line method over the estimated useful lives. The estimates of useful lives are significant judgments in accounting for property and equipment, particularly for molds and automated assembly machines that are custom made for us. We may retire them on an accelerated basis if we replace them with larger or more technologically advanced tooling. The remaining useful lives of all property and equipment are reviewed regularly and lives are adjusted or assets written off based on current estimates of future use. As part of that review, property and equipment is reviewed for other indicators of impairment. An unexpected shortening of useful lives of property and equipment that significantly increases depreciation provisions, or other circumstances causing us to record an impairment loss on such assets, could have an adverse effect on our operating results in the period in which the related charges are recorded.

New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, we expect to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods. We plan on adopting the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. We expect to substantially curtail grants of stock options in the future and do not expect to record any significant expenses under SFAS 123(R) for options currently outstanding. However, the amount of expense recorded under SFAS 123(R) will depend upon the number of options granted in the future and their valuation.

     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. We adopted SFAS 151 on January 1, 2005. It did not have a material effect on our results of operations.

     We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Business Overview

     Until the late 1990s, our primary emphasis in product development, sales and marketing was disposable medical connectors for use in I.V. therapy, and our principal product was the CLAVE. In the late 1990s, we commenced a transition from a product-centered company to an innovative, fast, efficient, low-cost manufacturer of custom I.V. systems, using processes that we believe can be readily applied to a variety of disposable medical devices. This strategy has enabled us to capture revenue on the entire I.V. delivery system, and not just a component of the system.

     We are also increasing our efforts to acquire new products. We acquired the Punctur-Guard line of blood collection needles in 2002, invested in a company developing a new medical device in 2004, acquired Hospira’s Salt Lake City, Utah manufacturing facility and entered into an agreement to produce critical care products for Hospira in May 2005, and are continuing to seek other opportunities. However, there can be no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products.

     Custom I.V. systems and new products will be of increasing importance to us in future years. We expect CLAVE products will grow in the remainder of 2005 in the U.S., but at a slower percentage growth rate than prior to 2004 because of our large market penetration. We also potentially face substantial increases in competition in our CLAVE business if we are unsuccessful in enforcing our intellectual property rights. Growth for all of our products outside the U.S. could be substantial, although to date it has been relatively modest. Therefore, we are directing increasing product development, acquisition, sales and marketing efforts to custom I.V. systems and other products that lend themselves to customization and new products in the U.S. and international markets, and increasing our emphasis on markets outside the U.S.

     Our largest customer has been Hospira. Our relationship with Hospira has been and will continue to be of singular importance to our growth. In 2003, approximately 67% of our revenue was from sales to Hospira. While our sales to Hospira declined to approximately 53% of revenue in 2004, this percentage increased in the first six months of 2005 to 69%. We expect this percentage to increase again in the future both as a result of increased sales of CLAVE products and I.V. sets to Hospira and as a result of the new MCDA with Hospira as described below. Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market. We expect that Hospira will be important to our growth for CLAVE, custom I.V. systems, and our other products in the U.S. and also outside the U.S.

     On May 1, 2005, we acquired Hospira’s Salt Lake City manufacturing facility, related capital equipment, certain inventories and assumed liabilities for $31.8 million in cash and $0.8 million of acquisition costs. We entered into a twenty-year MCDA with Hospira, under which we produce for sale, exclusively to Hospira, substantially all the products that Hospira had manufactured at that facility. Hospira retains commercial responsibility for the products we are producing, including sales, marketing, distribution, customer contracts, customer service and billing. The majority of the products under the MCDA are invasive monitoring and angiography products, which include medical devices such as catheters, cardiac monitoring systems and angiography kits. We estimate that sales under this agreement will approximate $40 million in 2005, with small profits in 2005 and increasing sales and profits in future years. Sales of products manufactured under the MCDA in May and June 2005 were $13.2 million. We have also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and have also committed to provide certain sales specialist support. Our prices and our gross margins on the products we sell to Hospira under the MCDA are based on cost savings that we are able to achieve in producing those products over Hospira’s cost to manufacture those same products at the purchase date. We give no assurance as to the amounts of future sales or profits under the MCDA.

     Invasive monitoring devices are used to monitor vital signs as well as specific physiologic functions of key organ systems. The invasive monitoring devices that we manufacture for Hospira under the MCDA are all disposable and most are invasive monitoring devices. They are principally hemodynamic monitoring systems used in intensive care and critical care units to measure cardiac output and blood flow. They include (i) pressure-sensing devices that provide continuous blood pressure readings and show the immediate effect of fluid management and drug administration that are most commonly used on patients with suspected pulmonary disease and cardiovascular dysfunction, (ii) needleless blood sampling devices used to obtain a patient’s blood sample, and (iii) advanced sensory pulmonary artery catheters used to measure cardiac output and blood oxygen levels. We also manufacture standard hemodynamic monitoring catheters, including central venous and pulmonary artery catheters, angiography kits that are used in the cardiac catheterization laboratory and suction products used to collect fluids in the operating room. Monitoring equipment used with monitoring and measurement devices were not manufactured in Salt Lake City and will continue to be manufactured by Hospira. We manufacture all invasive monitoring devices sold by Hospira in the United States and all catheters sold by Hospira outside the United States. Hospira’s principal competitors in invasive monitoring devices and catheters in the United States include Edwards Life Sciences. Hospira’s principal competitors in angiography are Merrit Medical and Boston Scientific.

     A substantial portion of the invasive monitoring and angiography products made in Salt Lake City are custom products designed to meet the specific needs of the customer. We believe we can significantly expand the market for custom invasive monitoring and angiography products through cost savings using our proprietary low-cost manufacturing techniques.

     We believe that achievement of our growth objectives, both within the U.S., and outside the U.S., will require increased efforts by us in sales and marketing and product development through the remainder of 2005.

     There is no assurance that we will be successful in implementing our growth strategy. The custom I.V. systems market is still small and we could encounter customer resistance to custom products. Further, we could encounter increased competition as other companies see opportunity. Product development or acquisition efforts may not succeed, and even if we do develop or acquire products, there is no assurance that we will achieve profitable sales of such products. An adverse change in our relationship with Hospira, or a deterioration of Hospira’s position in the market, could have an adverse effect on us. Increased expenditures for sales and marketing and product acquisition and development may not yield desired results when expected, or at all. While we have taken steps to control those risks, there are certain of those risks which may be outside of our control, and there is no assurance that steps we have taken will succeed.

Overview of Operations

     The following table sets forth revenues by product as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Product Line	2005	2004	2005	2004	2004	2003	2002
CLAVE	37%	50%	45%	50%	47%	59%	67%
Custom and Generic I.V. Systems	19%	32%	22%	31%	35%	22%	17%
Punctur-Guard®	4%	6%	4%	6%	5%	7%	1%
CLC2000®	4%	4%	4%	4%	4%	4%	4%
Salt Lake City Products	33%	--	20%	--	--	--	--
Other Products	2%	5%	2%	6%	5%	4%	7%
License, royalty and revenue share	1%	3%	3%	3%	4%	4%	4%
Total	100%	100%	100%	100%	100%	100%	100%

      Most custom I.V. systems include one or more CLAVEs. Total CLAVE sales including custom I.V. systems with at least one CLAVE were 51% and 72% of total revenue in the second quarter of 2005 and 2004, respectively, and 61% and 70% of total revenue for the six months ended June 30, 2005 and 2004, respectively.

     We sell our I.V. administration products to independent distributors and certain other medical product manufacturers. Most independent distributors handle the full line of our I.V. administration products. We sell our invasive monitoring, angiography and I.V. administration products through three agreements with Hospira (the “Hospira Agreements”). Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors, and the CLC2000 and since 2004, our Punctur-Guard line of blood collection needles. Under a 2001 agreement, we sell custom I.V. systems to Hospira under a program referred to as SetSource. Under the MCDA, a 2005 agreement, we sell Hospira invasive monitoring, angiography and other products which they formerly manufactured at the Salt Lake City facility. Our 1995 and 2001 agreements with Hospira, excluding the MCDA, with terms to 2014, provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide. The terms of the MCDA are to 2025. We also sell certain other products to a number of other medical product manufacturers.

     We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships such as our Hospira relationship, to secure long-term contracts with large healthcare providers and major buying organizations. As a result of this marketing and distribution strategy we derive most of our revenues from a relatively small number of distributors and manufacturers. The loss of a strategic relationship with a customer or a decline in demand for a manufacturing customer’s products could have a material adverse effect on our operating results.

     In June 2004, Cardinal Health, Inc. (“Cardinal”) acquired Alaris Medical Systems, Inc. (“Alaris”). Alaris manufactures a connector that competes with the CLAVE. Cardinal is the largest distributor of healthcare products in the United States, and the companies have announced their intent to increase market share growth beyond what Alaris might be able to achieve on its own. We believe the ownership of Alaris by Cardinal could adversely affect our market share and the prices for our CLAVE products.

     We believe the success of the CLAVE has motivated, and will continue to motivate others to develop one-piece, swabable, needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. We have patents covering the technology embodied in the CLAVE and intend to enforce those patents as appropriate. If we are not successful in enforcing our patents, competition from such products could adversely affect our market share and prices for our CLAVE products. In response to competitive pressure, we have been reducing prices to protect and expand our market, although overall pricing has been stable recently. The price reductions to date have been more than offset by increased volume, after excluding the effect of Hospira’s temporary reduction of purchases in 2004. We expect that the average price of our CLAVE products may continue to decline. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

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

     We are taking steps to reduce our dependence on our current proprietary products. We are seeking to substantially expand our custom I.V. systems business through increased sales to medical product manufacturers and independent distributors. Under one of our Hospira Agreements, we manufacture all new custom I.V. sets for sale by Hospira and jointly promote the products under the name SetSource. We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care products among those available to members of those entities. Custom I.V. systems accounted for approximately $14.7 million or 22% of total revenue in the first six months of 2005, including net sales under the Hospira SetSource program of approximately $6.7 million. This does not include custom critical care products that we are manufacturing under the MCDA with Hospira. We expect continued increases in sales of custom I.V. systems. Our Punctur-Guard products, acquired in 2002, are blood collection needles, designed to eliminate exposure to sharp, contaminated needles. Punctur-Guard product revenues in the first six months of 2005 were $2.5 million. In 2004, we invested in a company developing a new medical device; sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into an agreement to produce their invasive monitoring, angiography products and certain other products they had manufactured at that facility. There is no assurance that any of these initiatives will continue to succeed.

     We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. These include use of automated assembly equipment for new and existing products, use of larger molds and molding machines, centralization of all proprietary molding in Salt Lake City, expansion of our production facility in Mexico to take over manual assembly currently done in Salt Lake City, and the establishment of other production facilities outside the U.S.

     We distribute products through three distribution channels. Revenues for each distribution channel were as follows:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Channel	2005	2004	2005	2004	2005	2004	2002
Medical product manufacturers	77%	56%	73%	60%	57%	71%	73%
Independent domestic distributors	15%	31%	18%	32%	31%	23%	19%
Independent international distributors	8%	13%	9%	8%	12%	6%	8%
Total	100%	100%	100%	100%	100%	100%	100%

     Quarter-to-quarter comparisons: We present summarized income statement data in Item 1. Financial Statements. The following table shows, for the year 2004 and the second quarter and first six months of 2005 and 2004, the percentages of each income statement line item in relation to revenues, and the percentage increase or decrease in each line item in each quarter or six months. (We currently calculate our gross profit percentage based on net sales, which includes only product sales and excludes non-product revenue.) See below for information on non-product revenue. We present the alternative calculation based on total revenues to give the reader an alternative view of product gross margins.)

	Percentage of Revenues

	Year	Quarter ended June 30,			Six months ended June 30,

	2004	2005	2004	Increase (Decrease)	2005	2004	Increase / (Decrease)

Revenue
Net sales	96%	99%	97%	91%	97%	96%	56%
Other	4%	1%	3%	(13%)	3%	4%	23%

Total revenues	100%	100%	100%	88%	100%	100%	54%

Gross profit
Percentage of net sales	45%	39%	54%	38%	45%	54%	29%
Percentage of total revenues	47%	40%	56%	35%	47%	56%	29%
Selling, general and administrative expenses	35%	24%	30%	45%	26%	28%	44%
Research and development expenses	4%	2%	2%	149%	2%	2%	96%

Total operating expenses	39%	26%	32%	51%	28%	30%	47%

Income from operations	8%	14%	23%	13%	18%	26%	8%

Other income	2%	2%	2%	148%	2%	2%	122%

Income before income taxes and minority interest	10%	16%	25%	23%	20%	28%	14%
Income taxes	3%	5%	9%	2%	7%	10%	7%
Minority interest	0%	0%	0%	100%	0%	0%	100%

Net income	7%	12%	16%	39%	14%	17%	21%

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

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

     Revenues increased $19.0 million, or approximately 88%, to $40.7 million in the second quarter of 2005, compared to $21.7 million in the second quarter of 2004.

     Distribution channels: Net sales to Hospira in the second quarter of 2005 were $30.4 million, compared to net sales of $11.3 million in the second quarter of 2004. (Hospira sales discussed in this paragraph do not include foreign sales.) Net sales of CLAVE Products to Hospira, excluding custom CLAVE I.V. systems, increased by $4.7 million, to $12.1 million, in the second quarter of 2005 from $7.4 million in the second quarter of 2004. Beginning in the first quarter of 2004, Hospira began decreasing its level of purchases to make a substantial reduction in its inventory of CLAVE products. Hospira’s reduced buying continued through the remainder of 2004. Hospira informed us that it had reduced its inventory to the desired level by the end of December 2004. In 2005, we expect our sales of CLAVE products to Hospira to more closely match its sales to its customers than they have in the past. Sales to Hospira under the SetSource program were $3.5 million in the second quarter of 2005 compared to $3.1 million in the second quarter of 2004, an increase of 16%. The SetSource increase is attributed to unit sales increases in the custom set market as hospitals continue to convert from standard sets. Sales of critical care and other products to Hospira under the MCDA, which began in May 2005 were $13.2 million or 33% of total revenue. There is no assurance as to the amount of any future sales increases to Hospira.

     Net sales to independent domestic distributors were $6.0 million in the second quarter of 2005 compared to $6.4 million in 2004. The decrease in sales to independent distributors is attributed principally to a $0.4 million decrease in CLAVE product sales. The decrease in CLAVE product sales is following a $0.6 million increase in the first quarter of 2005. These changes are caused by fluctuations in unit sales, which we expect to be temporary. There is no assurance, however, as to the amount of any future sales increases to the independent domestic distributors.

     Net sales to international markets (excluding Canada) were $3.2 million in the second quarter of 2005, compared to $2.8 million in the second quarter of 2004, or an increase of 14%. The increase was primarily attributable to increased sales in South Africa. The increase, by product line, was primarily comprised of a $0.4 million increase in sales of Custom I.V. products to a total of $1.0 million. We expect increases in foreign sales in the future in response to increased sales and marketing efforts including adding additional business development managers. Also, we believe we will begin to see a positive impact towards the latter half of 2005 from our 2004 amendments to the Hospira contracts, which gave Hospira international distribution. Any such impact may depend on how quickly Hospira expands its international distribution. There is no assurance that those expectations will be realized.

     Product and other revenue: Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased 39% to $15.1 million in the second quarter of 2005 from $10.8 million in the second quarter of 2004. This increase was primarily due to increased unit shipments of CLAVE products to Hospira, discussed above, which increased sales by $4.7 million from the second quarter of 2004, partially offset by decreased unit shipments of CLAVE products to domestic distributors, discussed above, which decreased sales by $0.4 million from the second quarter of 2004. Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $20.8 million in the second quarter of 2005 as compared with $15.9 million in the second quarter of 2004. This increase was principally due to increased purchases of CLAVE products by Hospira and increased sales of CLAVE custom products in all channels. We expect growth in CLAVE unit and dollar sales volume in the remainder of 2005 compared to 2004 in all of our distribution channels. However, there is no assurance that these expectations will be realized.

     Salt Lake City product sales to Hospira were $13.2 million in the second quarter of 2005. We expect approximately $40.0 million in revenue from the Salt Lake City products in 2005.

     Net sales of custom and generic I.V. systems, which included custom I.V sets, both with a CLAVE and without a CLAVE, were $7.9 million in the second quarter of 2005 compared to $7.0 million in the second quarter of 2004, or a 12% increase. The SetSource program with Hospira and the increased international sales accounted for the increase.

     Sales of Punctur-Guard products (excluding royalties) were $1.4 million in the second quarter of 2005 compared to $1.2 million in the second quarter of 2004. The increase was due to increased Punctur-Guard product sales to Hospira, partially offset by decreased sales to U.S. distributors. We are currently concentrating our sales and marketing efforts for the Winged Set product on outpatient provider contracts and the lab market. However, we have been unable to achieve success with the Blood Collection Needle (BCN), and we are not currently focusing any significant sales and marketing efforts on the BCN. There is no assurance as to future sales of Punctur-Guard products.

     Net sales of the CLC2000 were $1.5 million in the second quarter of 2005 compared to $0.9 million in the second quarter of 2004. The increase is primarily attributable to increases in sales to Hospira from the relatively low level of sales of CLC2000 to Hospira in the second quarter of 2005. We expect sales of the CLC2000 to increase moderately in the remainder of 2005 compared with 2004, but there is no assurance as to the amount or timing of future CLC2000 sales.

     Other revenue consists of license, royalty and revenue share income. Ongoing amounts approximate $0.6 million to $0.7 million per quarter. We may receive other license fees or royalties in the future for the use of our technology. We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

     Gross margin for the second quarters of 2005 and 2004, calculated on net sales and excluding other revenue, was 39% and 54%, respectively. The large decrease in 2005 is primarily due to the addition of the new Salt Lake City products sold to Hospira under the MCDA, which began in May 2005 and have lower margins than most of our traditional products. Excluding the new Salt Lake City product sales and related cost of goods sold, our margin on product sales was 51%. Additionally, gross margins were depressed in the second quarter of 2005 because of our Punctur-Guard products, which currently have lower gross margins than most of our traditional products, and the new facility in Italy which is still operating below capacity. We expect gross margins on our traditional product sales will be in the 53-55% range in the remaining 2005 quarters.

     The gross margin on our sales associated with the MCDA was approximately 15%. This reflects some initial cost savings in relation to Hospira’s cost to manufacture these products. We expect the gross profit to increase as we implement our manufacturing processes and relocate production.

     Our gross margins can vary depending on both product mix and plant utilization. We give no assurance as to the amount or timing of any future improvements to our gross margins.

     Selling, general and administrative expenses ("SG&A") in the second quarter of 2005 was $9.6 million compared to $6.6 million in the second quarter of 2004, or an increase of $3.0 million. The increase in costs was partially due to a $1.2 million increase in expenses associated with patent lawsuits against two companies, of which one was settled in April 2005. Compensation and benefit increases accounted for approximately $0.7 million. Sales and marketing costs increased approximately $0.4 million, principally because the costs of new product introductions. SG&A associated with Salt Lake City accounted for $0.5 million of the increase. We expect SG&A costs in the remainder of 2005 to be approximately the same as in the first half of the year, and approximate 24% to 26% of revenue for the entire year. We expect the cost of the patent lawsuits to be lower than in the first half because one of the suits has settled, partially offset by increases in sales and marketing costs.

     Research and development expenses ("R&D") were $1.0 million in the second quarter of 2005, or an increase of $0.6 million from the second quarter of 2004. The increase is partially due to $0.3 million of R&D costs incurred by our majority-owned subsidiary developing a new medical device designed for use in screening for heart disease. The device is in the very early stage of design, uses new technology, and completion of a marketable device is expected to take several years. There is no assurance as to the timing of or cost of completing a marketable device or whether it will be completed. We have agreed to invest an additional $1.5 million in that company if certain milestones are achieved by November 30, 2005; while it is currently unlikely that the milestones will be met, progress is being made in the R&D and we are considering the additional investment. The remaining increase in R&D is primarily from new R&D activity in our Salt Lake City facility. We estimate R&D costs will increase in the remainder of 2005 compared to 2004, excluding the 2004 in-process research and development charge, to support on-going new product development and R&D under the MCDA agreement with Hospira and additional R&D expense from the majority-owned company mentioned above. We have committed to fund certain R&D under the Salt Lake City MCDA agreement with Hospira, which is included the Contractual Obligation section of this document.

     Other income consists of investment income, which increased from $0.4 million to $0.5 million because of an increase in interest rates, offset by a small reduction in the average size of our portfolio. In 2005, it also includes a $0.5 million payment of a legal settlement.

     Income taxes were accrued at an effective tax rate of 31.2% in the second quarter of 2005, as compared with 37.5% in the second quarter of 2004. In the second quarter of 2005, we adjusted our annual estimated effective tax rate down to 35.2% for a one-time tax credit that we now expect to receive in 2005. This reduction from the 37.5% rate in the second quarter of 2004 is partially offset in 2005 by the effect of estimated losses of the majority-owned company developing the new medical device because those losses are not included in our consolidated tax return.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

     Total revenues increased $23.9 million, or approximately 54%, to $67.8 million in the first six months of 2005 compared to $43.9 million during the same period last year.

     Distribution channels: Net sales to Hospira in the first half of 2005 were $46.8 million, compared to net sales of $24.5 million in the first half of 2004. Net sales of CLAVE Products to Hospira, excluding custom CLAVE I.V. systems increased to $24.5 million in the first half of 2005 from $16.4 million in the first half of 2004. As discussed above, Hospira’s purchases of CLAVE products was substantially decreased in 2004, but has now returned to more normal levels. Sales to Hospira under the SetSource program approximated $6.7 million in the first half of 2005 compared to $5.8 million in the first half of 2004, an increase of 16%. The SetSource increase is attributed to unit sales increases in the custom set market. Sales of critical care and other products to Hospira under the MCDA, which began in May 2005, were $13.2 million or 20% of total revenue.

     Net sales to independent domestic distributors decreased approximately $0.2 million, from $12.2 million in the first half of 2004 to $12.0 million in the first half of 2005. Independent domestic distributors had a 12%, or

$0.3 million, increase in CLAVE product sales principally because of an increase in unit volume. This increase was offset by a $0.6 million decrease in sales of Punctur-Guard products due to a decrease in unit sales and to pricing concessions on our Punctur-Guard line of products to achieve wider distribution.

     Net sales to international distributors (excluding Canada) were $5.8 million in the first half of 2005, as compared with $4.8 million in the first half of 2004. The increase was primarily attributable to increased sales in Europe and South Africa. The principal product lines showing increases were CLAVE and custom I.V. systems, both on increased unit volumes.

     Product and other revenue: Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $22.0 million in the first half of 2004 to $30.8 million in the first half of 2005, or 40%. This increase was primarily due to increased unit shipments of CLAVE products to Hospira, discussed above, which increased $8.1 million from the first half of 2005, and increased unit shipments of CLAVE products to domestic and international distributors. Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $41.2 million in the first half of 2005 as compared with $31.3 million in the first half of 2004. This increase was principally due to increased purchases of CLAVE products in all our distribution channels.

     Salt Lake City product sales to Hospira were $13.2 million in the first half of 2005.

     Net sales of custom and generic I.V. systems increased approximately $1.7 million, or 13%, to $14.7 million in the first half of 2005 over the first half of 2004. The SetSource program with Hospira accounted for approximately $0.9 million of the increase and international distributors accounted for $0.5 million. Unit volume accounted for the majority of the increase.

     Net sales of Punctur-Guard products (excluding royalties) were $2.5 million in the first half of 2005 compared to $2.7 million in the first half of 2004 due to a decrease in unit sales and to pricing concessions on our Punctur-Guard line of products to achieve wider distribution.

     Net sales of CLC2000 in the first half of 2005 were $2.6 million compared to $1.9 million from the first half of 2004. The increase is primarily attributable to increases in international sales and sales to Hospira.

     Other revenue consists of non-product revenue and was $2.0 million in the first half of 2005 compared to $1.6 million in the first half of 2004. The increase in 2005 is principally because of the timing of minimum payments due under one of the agreements.

     Gross margin for the first half of 2005 and 2004, calculated on net sales and excluding other revenue, was 45% and 54%, respectively. The large decrease in 2005 is due to the addition of the new Salt Lake City products sold to Hospira under the MCDA, which began in May 2005 and have lower margins than most of our traditional products. Excluding the new product sales and related cost of goods sold, our margins were 52%. Additionally, gross margins were depressed in the first half of 2005 because of our Punctur-Guard products, which currently have lower gross margins than most of our traditional products, the new facility in Italy which is still operating below capacity and somewhat lower than normal production levels of CLAVE products in the first quarter of 2005 as we reduced inventories.

     The gross margin on our sales associated with the MCDA were 15%. This reflects some initial cost savings under the MCDA.

     Selling, general and administrative expenses (“SG&A”) increased by $5.4 million to $17.6 million, and were 26% of revenues in the first half of 2005, as compared with 28% in the first half of 2004. The increase in costs was partially due to a $2.7 million increase in expenses associated with patent lawsuits against two companies, one of which was settled in April 2005. Compensation and benefit increases accounted for approximately $1.1 million. Sales and marketing costs increased approximately $0.5 million, principally because the costs of new product introductions. We also had $0.6 million of increased use of outside professional services, including legal, accounting and information technology. SG&A associated with the Salt Lake City facility accounted for $0.5 million.

     Research and development expenses (“R&D”) increased in the first half of 2005 by $0.8 million to $1.7 million. The increase is primarily due to $0.5 million of R&D costs incurred by our majority-owned subsidiary developing a new medical device designed for use in screening for heart disease. The remaining increase in R&D is primarily from new R&D activity in our Salt Lake City facility to support our commitments under the MCDA.

     Other income increased $0.9 million to $1.6 million in the first half of 2005 compared with the first half of 2004. The increase was primarily due to an increase in overall yield and invested funds and a $0.5 million payment of a settlement agreement

     Income taxes were accrued at an effective tax rate of 35.2% in the first half of 2005 as compared to 37.5% in the first half of 2004. In the second quarter of 2005, we adjusted our annual estimated effective tax rate down to 35.2% for a one-time tax deduction that we now expect to receive in 2005. This reduction from the 37.5% rate in the first half of 2004 is partially offset in 2005 by the effect of estimated losses of the majority-owned company developing the new medical device because those losses are not included in our consolidated tax return.

Liquidity and Capital Resources

     During the first half of 2005, our working capital decreased $6.4 million to $103.2 million from $109.6 million at December 31, 2004. The decrease was principally due the purchase of assets from Hospira’s Salt Lake City plant of $23.5 million in non-current assets, the investment of $2.4 million of property and equipment (excluding the Salt Lake City facility), offset by net working capital generated by operations and cash received from employee equity plans. Our cash and cash equivalents and investment securities position decreased during the first half of 2005 by $23.0 million to $64.3 million. This decrease was primarily due to the $31.8 million payment for the acquisition of Hospira’s Salt Lake City plant, $2.4 million of other purchases of property and equipment, offset by the aggregate of cash provided by operating activities (including tax benefits from exercise of stock options) of $7.2 million and cash provided by the company’s employee equity plans of $4.0 million.

     Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results. However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories, the timing of tax payments, investments in capital equipment and tax benefits from exercise of stock options.

     Accounts receivable increased from $8.9 million at December 31, 2004 to $26.8 million at June 30, 2005, an increase of $17.9 million. Approximately 74% of the increase was due to new sales to Hospira under the MCDA in May and June of 2005. The remaining increase is principally because revenue (excluding sales to Hospira under the MCDA) in second quarter of 2005 was 81% more than revenue in the fourth quarter of 2004, offset by cash collections because shipments were spread relatively evenly over each month of the second quarter.

     We generally try to maintain a minimal amount of inventory of finished goods and work in process, but will maintain larger amounts of components (classified as raw material) acquired from third parties to avoid production delays if deliveries by our suppliers are late. The Salt lake City plant will initially require more raw material and work-in-process inventories in relation to sales because of the relatively large number of different products produced and relatively long production cycles. Our inventory balance increased by $7.8 million from December 31, 2004. On May 1, 2005, we acquired $8.9 million of raw material and work in process inventory as part of the purchase of the Salt Lake City facility from Hospira. At June 30, 2005, we had $9.0 million of raw material and work in process inventory in our Salt Lake facility. Since December 31, 2004, we reduced finished goods inventory by $2.3 million and expect further finished goods reductions in the second half of 2005. Our raw materials and work in process inventories, exclusive of Salt Lake City, increased by $1.3 million or 32% to support a 32% increase in production in the first half of 2005.

     At the end of 2004, our prepaid income taxes had increased to $6.6 million because in the first half of 2004 we had overestimated our taxable earnings for the year 2004, resulting in overpayment of estimated taxes. This prepaid amount decreased by $5.6 million from December 31, 2004 to June 30, 2005. The decrease was comprised principally of a $4.9 million tax provision for 2005 income and a $4.0 million refund received in April 2005, offset by tax benefit from stock options of $2.1 million and $1.1 million of federal and state tax payments.

     The tax benefits from the exercise of stock options, which we believe are more properly related to the sale of our stock which is a financing activity, fluctuates based principally on when employees choose to exercise their vested stock options. Tax benefits from the exercise of stock options in the first half of 2005 were $2.1 million on the exercise of options to acquire 263,351 shares as compared to $1.9 million in the first half of 2004 on the exercise of options to acquire 224,811 shares. On January 1, 2006, when we adopt provisions of SFAS 123(R), on accounting for share based payments, these tax benefits will be reflected in financing activities.

     We expect our sales will continue to grow in the remainder of 2005 compared to 2004. As sales increase, working capital is expected to increase to fund the increase in operations.

     Investing Activities: During the first half of 2005, we used cash of $9.8 million in investing activities. This was primarily comprised of cash paid for acquired assets of $32.1 million, purchases of property and equipment of $2.4 million, offset by the net proceeds from sales of liquid investments of $24.3 million.

     We are moving all molding and automated assembly to our Salt Lake City location from our San Clemente and Connecticut locations. In addition, we are expanding our production facility in Mexico to take over all manual assembly currently done in our Salt Lake City facility. The above moves will begin in July 2005 and we expect them to be completed by early 2007. These moves require additional expansion or improvements to the existing facilities.

     We estimate that capital expenditures, excluding Salt Lake City, for the remainder 2005, will be approximately $6.6 million, bringing the year’s total to approximately $10.0 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

     ICU Finance, Inc. is a wholly owned consolidated subsidiary that we established in 2002 as a licensed commercial lender to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. In October 2003, we discontinued new lending activities. Loans were made only to credit-worthy healthcare entities and are fully secured by real and personal property. At June 30, 2005, $5.8 million in loans were outstanding. Scheduled maturities are: remainder of 2005 $2.2 million; 2006 $1.2 million; 2007 $1.1 million and 2008 $1.3 million. Weighted average maturity (principal and interest) at June 30, 2005 was 1.1 years and the weighted average interest rate was 5.7%. In July 2005, we received full payment of $1.5 million for one of the loans outstanding at June 30, 2005. There were no unfunded commitments at June 30, 2005.

     Financing Activities: Cash provided by stock options and the employee stock purchase plan, excluding tax benefits, was $4.0 million in the first half of 2005 as compared to $2.9 million in the first half of 2004. Options were exercised on 263,351 shares in the first half of 2005 compared with 224,811 in the first half of 2004.

     We did not acquire shares of our common stock in the first half of 2005; however, we may purchase our shares in the future. Future purchases of our common stock, if any, will depend on market conditions and other factors.

     We have a substantial cash and liquid investment position generated from profitable operations and stock sales, principally from the exercise of employee stock options. We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and to take advantage of acquisition opportunities that may arise. Our primary investment goal is capital preservation, as further described in Item 3. Quantitative and Qualitative Disclosures about Market Risk. Our liquid investments have very little credit risk or market risk. We currently believe that our existing cash and liquid investments along with funds expected to be generated from future operations will provide us with sufficient funds to finance our current operations for the next twelve months.

Off Balance Sheet Arrangements

     We have agreed to indemnify officers and directors of the Company to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of our products. There is no limit on the indemnification that may be required under these agreements. We have never incurred, nor do we expect to incur, any liability for indemnification. Except for indemnification agreements, we do not have any “off balance sheet arrangements”.

Contractual Obligations

     We have the following contractual obligations of approximately the following amounts. These amounts exclude purchase orders for goods and services for current delivery; we do not have any long-term purchase commitments for such items. There are no obligations past 2009. (in thousands)

	2005	2006	2007	2008	2009
MCDA	$4,250	$5,500	$5,500	$5,500	$5,500
Property and equipment	1,800	--	--	--	--

Total	$6,050	$5,500	$5,500	$5,500	$5,500

Forward Looking Statements

     Various portions of this Report, including this Management’s Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” and we identify them by using words such as “believe,” “expect,” “estimate,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

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

  factors affecting operating results, such as shipments to specific customers, expansion in international markets, selling prices, future increases or decreases in sales of certain products and in certain markets and distribution channels, impact of safety legislation, increases in systems capabilities, introduction and sales of new products, manufacturing efficiencies and cost savings, unit manufacturing costs, acquisition and use of production equipment and expansion of facilities and assembly capacity, relocation of manufacturing facilities and personnel, expansion of markets and the need for additional facilities, business seasonality and fluctuations in quarterly results, customer ordering patterns and warranty claims, rebates and returns;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities from between seven and forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates. As of June 30, 2005, we had no declines in the market values of these securities.

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

     At June 30, 2005 we had outstanding commercial loans of approximately $5.8 million. Loans were made only to credit worthy parties and are fully secured by real and personal property. We plan to hold the loans until maturity or payoff. Maturities are three years or less and the weighted average maturity (principal and interest payments) is 1.1 years. Because of the relatively small amount of the commercial loans, market risk is not significant to our financial statements.

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

     Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes has not been material. We are not dependent upon any single source for any of our principal raw materials or products for resale, and all such materials and products are readily available.

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

     In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. pending in the United States District Court for the Central District of California, we allege that Alaris Medical Systems, Inc. infringes ICU’s patent in the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems. On August 2, 2004 the Court denied our request for a preliminary injunction. On December 27, 2004, ICU’s Complaint was amended to allege that Alaris infringes three additional patents. We seek monetary damages and injunctive relief and intend to vigorously pursue this matter. The outcome of this matter cannot be determined at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3. Default Upon Senior Securities

Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders

     The following is a description of matters submitted to a vote of our stockholders at our annual Meeting of Stockholders held on May 13, 2005:

A.	John J. Connors, Michael T. Kovalchik, III, M.D. and Joseph R. Saucedo were elected as directors to hold office until the 2008 Annual Meeting. Votes cast for and withheld with respect to the nominee were as follows:

	Votes For	Votes Withheld
John J. Connors	12,188,266	164,712
Michael T. Kovalchik, III, M.D.	11,735,429	617,549
Joseph R. Saucedo	12,294,467	58,511

The terms of the following directors were continued after the Annual Meeting: Jack W. Brown, George A. Lopez, M.D., Richard H. Sherman, M.D. and Robert S. Swinney, M.D.

B.	A proposal to ratify the selection of Deloitte & Touche LLP as our auditors was withdrawn

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 2.1	Letter Agreement dated July 13, 2005 between Registrant and Hospira, Inc. re: Asset Purchase Agreement dated February 25, 2005

Exhibit 10.1	Letter Agreement dated July 8, 2005 between Registrant and Hospira, Inc, re: Manufacturing, Commercialization and Development Agreement effective May 1, 2005

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical,
Inc. (Registrant)

/s/ Francis J. O’Brien	Date: August 5, 2005
Francis J. O'Brien Chief Financial Officer (Principal Financial Officer)

/s/ Scott E. Lamb	Date: August 5, 2005
Scott E. Lamb Controller (Principal Accounting Officer)

36