Form 10-Q/A
period 2006-03-31
ICU MEDICAL INC/DE
filed 2006-07-18
CIK 883984

FORM 10-Q/A

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

Explanatory Note

This amendment to the quarterly report of ICU Medical, Inc. on form 10-Q for the first quarter ended March 31, 2006 is being made to present the entire amended report on 10-Q for which the following amended portions were filed on July 18, 2006:

1)	Revise the Company’s Condensed Consolidated Statements of Cash Flows to exclude the subtotal of cash provided by operating activities before tax benefits from exercise of stock options in 2005.
2)	Correct the title of Francis J O’Brien on the Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
3)	Add date of signatures to the Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ICU Medical, Inc.
(Registrant)

/s/Francis J. O’Brien	Date: July 18, 2006
Francis J. O’Brien
Chief Financial Officer
(Principal Financial Officer)

/s/Scott E. Lamb	Date: July 18, 2006
Scott E. Lamb
Controller
(Principal Accounting Officer)