Form 10-Q
period 2006-06-30
ICU MEDICAL INC/DE
filed 2006-07-26
CIK 883984

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether or not the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2006
Common	14,462,660

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,792	$6,854
Liquid investments	93,675	79,888
Cash, cash equivalents and liquid investments	100,467	86,742
Accounts receivable, net of allowance for doubtful accounts of $687 and $593 as of June 30, 2006 and December 31, 2005, respectively	26,732	23,644
Finance loans receivable - current portion	1,110	1,178
Inventories	18,549	15,435
Prepaid income taxes	3,185	3,768
Prepaid expenses and other current assets	3,857	3,522
Deferred income taxes - current portion	3,031	3,473
Total current assets	156,931	137,762
PROPERTY AND EQUIPMENT, net	57,602	52,194
FINANCE LOANS RECEIVABLE, non-current portion	1,869	2,422
INTANGIBLE ASSETS, net	10,272	10,963
DEFERRED INCOME TAXES, non-current portion	744	723
OTHER ASSETS	473	473
	$227,891	$204,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,718	$5,078
Accrued liabilities	10,815	8,809
Total current liabilities	16,533	13,887
DEFERRED INCOME TAXES	352	529
MINORITY INTEREST	645	923

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value- Authorized - 500,000 shares, issued and outstanding - none	—	—
Common stock, $0.10 par value- Authorized — 80,000,000 shares, issued 14,462,660 shares at June 30, 2006 and 14,158,612 at December 31, 2005	1,446	1,416
Additional paid-in capital	67,912	60,154
Treasury stock, at cost - 0 and 22,314 shares at June 30, 2006 and December 31, 2005, respectively	—	(609)
Retained earnings	140,923	128,265
Accumulated other comprehensive income (loss)	80	(28)
Total stockholders’ equity	210,361	189,198
	$227,891	$204,537

(1) December 31, 2005 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES:
Net sales	$50,891	$40,116	$98,348	$65,779
Other	534	577	1,858	1,999
TOTAL REVENUE	51,425	40,693	100,206	67,778

COST OF GOODS SOLD	28,351	24,360	55,782	36,220

Gross profit	23,074	16,333	44,424	31,558

OPERATING EXPENSES:
Selling, general and administrative	12,236	9,606	22,827	17,629
Research and development	2,335	1,004	3,904	1,678

Total operating expenses	14,571	10,610	26,731	19,307

Income from operations	8,503	5,723	17,693	12,251

OTHER INCOME	1,197	986	1,958	1,574

Income before income taxes and minority interest	9,700	6,709	19,651	13,825

PROVISION FOR INCOME TAXES	3,543	2,095	7,271	4,866
MINORITY INTEREST	(135)	(125)	(278)	(197)

NET INCOME	$6,292	$4,739	$12,658	$9,156

NET INCOME PER SHARE
Basic	$0.44	$0.34	$0.89	$0.67
Diluted	$0.40	$0.31	$0.82	$0.61

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,331,596	13,814,571	14,275,285	13,714,665
Diluted	15,571,367	15,080,689	15,490,707	14,939,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,658	$9,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,176	4,212
Provision for doubtful accounts	48	(258)
Minority interest	(278)	(197)
Stock compensation	258	—
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(3,062)	(17,732)
Inventories	(3,070)	2,268
Prepaid expenses and other assets	(724)	(3,419)
Accounts payable	641	3,033
Accrued liabilities	1,933	2,505
Prepaid and deferred income taxes	787	5,596
Tax benefits from exercise of stock options in 2005	—	2,080
Net cash provided by operating activities	14,367	7,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquired assets	—	(32,116)
Purchases of property and equipment	(9,413)	(2,449)
Proceeds from finance loan repayments	621	433
Purchases of liquid investments	(25,109)	(23,500)
Proceeds from sale of liquid investments	11,322	47,800
Net cash used in investing activities	(22,579)	(9,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,904	3,715
Proceeds from employee stock purchase plan	576	243
Tax benefits from exercise of stock options in 2006	2,638	—
Net cash provided by financing activities	8,118	3,958

Effect of exchange rate changes on cash	32	(110)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(62)	1,260

CASH AND CASH EQUIVALENTS, beginning of period	6,854	5,616
CASH AND CASH EQUIVALENTS, end of period	$6,792	$6,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$6,292	$4,739	$12,658	$9,156

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	61	(229)	108	(438)

Comprehensive income	$6,353	$4,510	$12,766	$8,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(Amounts in tables in thousands except share and per share data)

(unaudited)

Note 1:   Basis of Presentation: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of Management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Stockholders.

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

Note 2:   New Accounting Policy – Share Based Awards  Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation granted to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, because the exercise price of the options equaled the fair market value of the underlying shares at the date of grant and because rights to purchase stock under the 2002 Employee Stock Purchase Plan (“ESPP”) were non-compensatory under the provisions of APB Opinion No. 25, no compensation cost was recognized by the Company for stock-based compensation. As required by SFAS No. 123, the Company presented certain proforma information for stock-based compensation in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation cost was recognized in the consolidated financial statements for all share based payments after January 1, 2006. These include stock options, and rights to purchase stock under the ESPP, because the related purchase discounts for the ESPP exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share based payments prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. Shares to be issued to satisfy future stock option exercises and stock purchase rights under the ESPP will be issued either from authorized but unissued shares or from treasury shares.

Total stock-based compensation cost recognized in the three and six months ended June 30, 2006 was $0.1 million and $0.3 million, respectively, for stock options and the ESPP. The effect of the adoption SFAS 123R on the Company’s basic and diluted earning per share was less than $.01 and $.02 per share for the three and six months ended June 30, 2006, respectively. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” In the Company’s case, all tax benefits received were tax benefits of tax deductions in excess of stock compensation cost recognized because no stock compensation cost was recognized under APB Opinion No. 25. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “tax benefits from exercise of stock options” on the consolidated statement of cash flows. Other than this classification change, the effect of adopting SFAS 123R had no effect on the Company’s Condensed Consolidated Statement of Cash Flows.

The following information shows the effect on net income and net income per share for the three and six months ended June 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant dates of stock options, and ESPP, in accordance with SFAS 123R.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$4,739	$9,156
Deduct: stock-based compensation expense determined under fair value method, net of tax	(268)	(378)
Net income, pro forma	4,471	$8,778

Net income per share
Basic, as reported	$0.34	$0.67
Diluted, as reported	$0.31	$0.61

Basic, pro forma	$0.32	$0.64
Diluted, pro forma	$0.30	$0.59

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

The Company also has the 2001 Directors’ Stock Option Plan (the “Directors’ Plan”), which had 750,000 shares reserved for issuance to members of the Company’s Board of Directors. Options not vested terminate if the directorship is terminated. All further grants under the Director’s Plan have been suspended.

The fair value of stock grants is calculated using the Black-Scholes option valuation model. Grants for the first six months of 2005 were valued using the following weighted-average assumptions: risk-free interest rate of 3.8 percent, expected option life of 4.3 years, expected volatility of 46 percent and no dividends. There have been no option grants during the six months ended June 30, 2006. As of June 30, 2006, the Company has $0.1 million of unamortized stock compensation cost, the majority of which will be amortized in the remainder of 2006. As of June 30, 2006, the Company has one unvested performance based grant of 15,000 options and three unvested time-based grants totaling 1,668 options, which vest in 2006 and 2007. Vested and expected to vest stock options equal the Company’s total outstanding options at June 30, 2006.

A summary of the Company’s stock option activity for the six months ended June 30, 2006 is as follows:

		Exercise Price
	Shares	Range			Weighted Average

Outstanding at December 31, 2005	4,019,958	$5.08	-	$39.56	$19.26

Granted	—	—		—	—
Exercised	(303,919)	5.08	-	39.56	16.14
Forfeited	(1,001)	18.00		39.04	39.01

Outstanding at June 30, 2006	3,715,038	$5.08	-	$39.56	$19.51

Exercisable at June 30, 2006	3,698,370	$5.08	-	$39.56	$19.49

Available for grant at June 30, 2006:

2003 Plan	1,251,000
Director’s Plan	513,750
	1,764,750

The intrinsic value of stock options exercised in the six months ended June 30, 2006 was $7.0 million. The intrinsic value of options outstanding and options exercisable at June 30, 2006 was $84.4 million and $84.1 million, respectively. The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $42.24 on June 30, 2006. The weighted average remaining contractual term of options outstanding and options exercisable at June 30, 2006 was 5.2 years.

		Options Outstanding		Options Exercisable
Range of Exercise Price		Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.08	7.29	261,992	$6.10	261,992	$6.10
$ 8.04	10.33	1,278,766	$8.41	1,278,766	$8.41
$ 10.67	14.63	345,093	$14.25	345,093	$14.25
$ 14.81	27.45	465,252	$22.35	448,584	$22.29
$ 27.98	39.56	1,363,935	$32.85	1,363,935	$32.85
$ 5.08	39.56	3,715,038	$19.51	3,698,370	$19.49

A majority-owned subsidiary of the Company has adopted a stock option plan under which 300,000 shares are reserved for issuance to employees and directors. The terms are similar to the Company’s 2003 Plan. The subsidiary options were granted with exercise prices at fair market value at the date of grant and have been issued for approximately 8.5% of the outstanding shares of the subsidiary. As of June 30, 2006, 255,000 stock options are outstanding under this plan and 125,000 are exercisable. All outstanding and exercisable stock options have an average exercise price of $2.00 and a weighted average remaining contractual life of 9.0 years. There were no option grants, forfeitures or exercises under this plan in the first six months of 2006.

Employee Stock Purchase Plan

The Company has an ESPP under which U.S. employees, other than executive officers of the Company, may purchase up to $25,000 annually of Common Stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of Common Stock reserved for issuance under the ESPP, which is subject to an annual increase. The Board of Directors determined that the annual increases due January 1, 2003, 2004, 2005 and 2006 would not take place. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Employees purchased 22,442 and 11,077 shares of Common Stock under the ESPP Plan in the first six months of 2006 and 2005, respectively. As of June 30, 2006, there are 663,918 shares available for future issuance.

The fair value of rights to purchase shares under the ESPP shares is calculated using the Black-Scholes option valuation model. Rights for the August 2005-February 2006 and February 2006-August 2006 purchase periods were valued using the following weighted-average assumptions: risk-free interest rate of 3.5 and 4.5 percent, respectively; expected option life of 0.5 years, expected volatility of 28 and 31 percent, respectively, which is based on the historical volatility of the Company and no dividends. As of June 30, 2006, the Company has $0.1 million of unamortized stock compensation expense from ESPP which will be recognized in the third quarter of 2006.

Note 4:   Asset Purchase

On May 1, 2005, the Company acquired a Salt Lake City, Utah manufacturing facility, related capital equipment, certain inventories and assumed liabilities from Hospira, Inc. (“Hospira”) for approximately $31.8 million in cash and $0.8 million in acquisition costs. The Company has a twenty-year Manufacturing, Commercialization and Development Agreement (“MCDA”) with Hospira under which the Company produces for sale to Hospira on an exclusive basis substantially all the products that Hospira had manufactured at that facility. Hospira retains commercial responsibility for the products the Company is producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing. The majority of the products the Company produces under the MCDA are Hospira’s critical care products, which include medical devices such as catheters, angiography kits and cardiac monitoring systems. The Company has also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and has also committed to provide certain sales specialist support. The Company’s prices and gross margins on the products it sells to Hospira under the MCDA are based on cost savings that it is able to achieve in producing those products over Hospira’s cost to manufacture those same products at the purchase date. The Company records revenue net of any such reductions.

The Company is in the process of moving all molding and automated assembly to the Salt Lake City location from its San Clemente and Connecticut locations. In addition, the Company has expanded its production facility in Mexico to take over substantially all manual assembly currently done in its Salt Lake City facility. These changes are expected to be completed by the first half of 2007.

Hospira is reimbursing the Company for severance costs and certain other termination costs for workers employed at the Salt Lake City plant at the date of purchase that are involuntarily terminated within two years of the May 1, 2005 date of purchase. The Company will charge to expense as incurred costs of relocating personnel to Salt Lake City, and moving machinery to and installing it in Salt Lake City. Such costs have not been significant to date. The Company expects to pay one-time termination benefits to certain employees in San Clemente and Connecticut who are involuntarily terminated because of the move to Salt Lake City if they continue to render service until terminated and the liability for such benefits is being accrued ratably over the employees’ expected service period in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As of June 30, 2006, the Company has $0.8 million accrued for these exit costs. The total estimated exit costs associated with these terminations is $0.9 million. Costs of moving production to Mexico will be capitalized or charged to expense immediately, as appropriate; relocation costs to Mexico are not expected to be material. Total costs of moving, relocation and termination benefits charged to expense in the first six months of 2006 were approximately $0.4 million and are included in cost of good sold.

The purchase price of $31.8 million and acquisition costs of $0.8 million were allocated to the assets and liabilities assumed based on their estimated fair market values as follows.

Property, plant and equipment	$14,547
Inventory	10,195
Intangible asset – MCDA	8,926
Liabilities assumed	(1,062)
Total	$32,606

In June 2006, the Company signed an agreement with a third party to sell one of its three buildings in San Clemente. The management of the Company has not yet determined what to do with the building in Connecticut, which will no longer be needed for production. The management of the Company does not believe that it will incur any loss on sales of the San Clemente or Connecticut buildings.

Note 5:   Inventories consisted of the following:

	6/30/06	12/31/05
Raw material	$10,192	$9,746
Work in process	5,493	4,323
Finished goods	2,864	1,366
Total	$18,549	$15,435

Note 6:   Property and equipment consisted of the following:

	6/30/06	12/31/05
Machinery and equipment	$39,588	$38,421
Land, building and building improvements	38,176	31,588
Molds	10,164	9,123
Computer equipment and software	6,426	6,369
Furniture and fixtures	2,062	2,042
Construction in progress	4,459	3,577

Total property and equipment, cost	100,875	91,120
Accumulated depreciation	(43,273)	(38,926)

Net property and equipment	$57,602	$52,194

Note 7:   Finance loans receivable are commercial loans by ICU Finance, Inc., a wholly-owned consolidated subsidiary. Loans were made only to credit-worthy healthcare entities and are fully secured by real and personal property. The Company plans to hold the loans to maturity or payoff. They are carried at their outstanding principal amount and will be reduced for an allowance for credit losses and charge offs, if any such reductions are determined to be necessary in the future. Interest is accrued as earned based on the stated interest rate and amounts outstanding. Loan fees and costs have not been material. Scheduled maturities are: remainder of 2006 $0.6 million; 2007 $1.1 million and 2008 $1.3 million. Weighted average maturity (principal and interest) at June 30, 2006 was 1.3 years and the weighted average interest rate was 5.7%. In October 2003, the Company discontinued new lending activities. There were no unfunded commitments at June 30, 2006.

Note 8:   Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities, except in a loss period, when such securities are excluded because they would decrease the diluted loss per share. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,239,771 and 1,266,118 for the three months ended June 30, 2006 and 2005, respectively and 1,215,422 and 1,224,680 for the six months ended June 30, 2006 and 2005, respectively. Options that are antidilutive because their exercise price exceeded the average market price of the Company’s common stock approximated 14,000 and 494,000 for the three months ended June 30, 2006 and 2005, respectively and 110,000 and 775,000 for the six months ended June 30, 2006 and 2005, respectively.

Note 9:   Income taxes: The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes and losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income and state and federal tax credits.

Note 10: Major customers and Concentration of Credit Risk: The Company had revenues equal to ten percent or greater of total revenue from one customer, Hospira, Inc. Such revenues were 77% and 75% in the three months ended June 30, 2006 and 2005, respectively and 77% and 69% in the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, accounts receivable from one manufacturer was 67% of the Company’s net accounts receivable balance.

As of June 30, 2006, approximately $24.1 million of the Company’s long-lived assets, principally property and equipment, were located outside the United States: approximately $18.9 million in Mexico and approximately $5.2 million in Italy.

Note 11: Commitments and Contingencies: The Company is from time to time involved in various legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. The Company believes that the resolution of the legal proceedings in which it is involved will not have a material adverse effect on its financial position or results of operations.

In the normal course of business, the Company has agreed to indemnify officers and directors of the Company, to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of the Company’s products. There is no maximum limit on the indemnification that may be required under these agreements. The Company has never incurred, nor does it expect to incur, any liability for indemnification, and therefore, the Company has not recorded any liability for these indemnification agreements in its financial statements and does not expect to incur any. Except for indemnification agreements, the Company does not have any “off balance sheet arrangements”.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in intravenous (“I.V.”) therapy applications. Our devices are designed to protect patients from catheter related bloodstream infections and healthcare workers from exposure to infectious diseases through accidental needlesticks. We are also a leader in the production of custom I.V. systems and low cost generic I.V. systems and we incorporate our proprietary products in many of those custom I.V. systems. With the acquisition of Hospira’s Salt Lake City plant in May 2005 and commencement of production under a 20-year Manufacturing, Commercialization and Development Agreement with Hospira (“MCDA”), we are now also a significant manufacturer of critical care medical devices, including catheters, angiography kits and cardiac monitoring systems.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We no not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

We are also increasing our efforts to acquire new products. We acquired the Punctur-Guard® line of blood collection needles in 2002, invested in a company developing a new medical device in 2004 and increased our investment in this company in 2005, acquired Hospira’s Salt Lake City, Utah manufacturing facility in May 2005 and entered into an agreement to produce critical care products for Hospira. We are continuing to seek other opportunities. However, there is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

Custom I.V. systems and new products will be of increasing importance to us in future years. We expect continued growth in our CLAVE products in the U.S., but at a slower percentage growth rate than prior to 2004 because further penetration of markets available to our existing customers in the U.S. becomes increasingly difficult. We may also encounter substantial increases in competition in our CLAVE business if we are unsuccessful in enforcing our intellectual property rights. Growth for all of our products outside the U.S. could be substantial, although to date it has been relatively modest. Therefore, we are directing increasing product development, acquisition, sales and marketing efforts to custom I.V. systems and other products that lend themselves to customization and new products in the U.S. and international markets, and increasing our emphasis on markets outside the U.S.

Our largest customer is Hospira. Our relationship with Hospira has been and will continue to be of singular importance to our growth. In 2003, approximately 67% of our revenue was from sales to Hospira. While our sales to Hospira declined to approximately 53% of revenue in 2004, this percentage increased in 2005 to 73% and was 77% in the first six months of 2006. We expect this percentage to remain significant in the future both as a result of increased sales of CLAVE products and I.V. sets to Hospira and as a result of the new MCDA with Hospira described below. Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market.

On May 1, 2005, we acquired Hospira’s Salt Lake City manufacturing facility, related capital equipment, certain inventories and assumed liabilities for $31.8 million in cash and $0.8 million of acquisition costs. We entered into a 20–year MCDA with Hospira, under which we produce for sale, exclusively to Hospira, substantially all the products that Hospira had manufactured at that facility. Hospira retains primary commercial responsibility for the products we are producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing. The majority of the products under the MCDA are invasive monitoring and angiography products, which include medical devices such as catheters, cardiac monitoring systems and angiography kits. Sales of products manufactured under the MCDA from May to December 2005 were $46.7 million and in the first six months of 2006 were $38.6 million. We have also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and have also committed to provide certain sales specialist support. Our prices and our gross margins on the products we sell to Hospira under the MCDA are based on cost savings that we are able to achieve in producing those products over Hospira’s cost to manufacture those same products at the purchase date. We record revenue net of any such reductions. We give no assurance as to the amounts of future sales or profits under the MCDA.

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

Overview of Operations

The following table sets forth the net revenues by product as a percentage of total revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Product Line	2006	2005	2006	2005	2005	2004	2003
CLAVE	35%	37%	34%	45%	40%	47%	59%
Custom Products	27%	27%	26%	27%	27%	35%	22%
Critical Care (excluding custom products)	24%	21%	24%	13%	20%	—	—
Punctur-Guard®	2%	4%	2%	4%	3%	5%	7%
CLC2000®	3%	4%	3%	4%	3%	4%	4%
Other Products	8%	6%	9%	4%	5%	5%	4%
License, royalty and revenue share	1%	1%	2%	3%	2%	4%	4%
Total	100%	100%	100%	100%	100%	100%	100%

Critical care, critical care custom products and other MCDA products account for 38% and 39% of total revenue for the three and six months ended June 30, 2006, respectively. Custom I.V. systems, excluding critical care custom products, were 19% of total revenues for the three and six months ended June 30, 2006.

Most custom I.V. systems include one or more CLAVE. Total CLAVE sales including custom I.V. systems with at least one CLAVE were $25.5 million or 50% of total revenue in the second quarter of 2006 compared to $20.8 million or 51% of total revenue in the second quarter of 2005. Total CLAVE sales including custom I.V. systems with at least one CLAVE were $48.1 million or 48% of total revenue in the first six months of 2006 compared to $41.2 million or 61% of total revenue in the first six months of 2005.

We sell our I.V. administration products to independent distributors and through agreements with Hospira and certain other medical product manufacturers. In certain international markets, we sell directly to healthcare providers. Most independent distributors handle the full line of our I.V. administration products. We sell our invasive monitoring, angiography and I.V. administration products through three agreements with Hospira (the “Hospira Agreements”). Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors, and the CLC2000 and since 2004, our Punctur-Guard line of blood collection needles. Under a 2001 agreement, we sell custom I.V. systems to Hospira under a program referred to as SetSource. Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2014. Under the MCDA we sell Hospira invasive monitoring, angiography and other products which they formerly manufactured at the Salt Lake City facility. The term of the MCDA extends to 2025. We also sell certain other products to a number of other medical product manufacturers.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines. We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. Under one of our Hospira Agreements, we manufacture all new custom I.V. systems for sale by Hospira and jointly promote the products under the name SetSource. We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care custom products in the product offerings of those entities. Custom products accounted for approximately $26.0 million or 26% of total revenue in the first six months of 2006, including sales under the Hospira SetSource program of approximately $7.8 million and custom critical care products that we manufactured for Hospira under the MCDA of approximately $7.4 million. We expect continued increases in sales of custom products. Punctur-Guard product revenues in the first six months of 2006 were $2.3 million. In 2004 and 2005, we invested in a company developing a new medical device. Sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the MCDA to produce their invasive monitoring, angiography products and certain other products they had manufactured at that facility. There is no assurance that any of these initiatives will continue to succeed.

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. This includes the use of automated assembly equipment for new and existing products, use of larger molds and molding machines, centralization of all proprietary molding in Salt Lake City, expansion of our production facility in Mexico to take over manual assembly currently done in Salt Lake City, possible establishment of other production facilities outside the U.S. and development and implementation of proprietary, highly sophisticated, custom software systems for custom design and validation, order processing, materials handling, tracking, labeling and invoicing and innovative systems and procedures to expedite assembly and distribution operations.

We distribute products through three distribution channels. Product revenues for each distribution channel were as follows:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Channel	2006	2005	2006	2005	2005	2004	2003
Medical product manufacturers	76%	77%	77%	73%	76%	57%	71%
Independent domestic distributors	14%	15%	13%	18%	16%	31%	23%
Independent international distributors	10%	8%	10%	9%	8%	12%	6%
Total	100%	100%	100%	100%	100%	100%	100%

Quarter-to-quarter comparisons: We present summarized income statement data in Item 1. Financial Statements. The following table shows, for the year 2005 and the second quarter and first six months of 2006 and 2005, the percentages of each income statement caption in relation to revenues. (We currently calculate our gross profit percentage based on net sales, which includes only product sales and excludes non-product revenue such as license fees. See below for more information on non-product revenue. We present the alternative calculation based on net product revenue for the convenience of readers.)

	Year	Quarter ended June 30,		Six months ended June 30
	2005	2006	2005	2006	2005
Revenue
Net sales	98%	99%	99%	98%	97%
Other	2%	1%	1%	2%	3%
Total revenues	100%	100%	100%	100%	100%

Gross profit
Percentage of net sales	43%	44%	39%	43%	45%
Percentage of total revenues	44%	45%	40%	44%	47%

Selling, general and administrative expenses	24%	24%	24%	22%	26%
Research and development expenses	3%	4%	2%	4%	2%
Total operating expenses	27%	28%	26%	26%	28%

Income from operations	18%	17%	14%	18%	19%
Other income	2%	2%	2%	2%	2%
Income before income taxes and minority interest	20%	19%	16%	20%	21%
Income taxes	7%	7%	4%	7%	7%
Minority interest	0%	0%	0%	0%	0%
Net income	13%	12%	12%	13%	14%

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

Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005

Revenues increased $10.7 million to $51.4 million in the second quarter of 2006, compared to $40.7 million in the second quarter of 2005.

Distribution channels: Net U.S. sales to Hospira in the second quarter of 2006 were $38.2 million, compared to net sales of $30.4 million in the second quarter of 2005. Net sales of CLAVE Products to Hospira, excluding custom CLAVE I.V. systems were $14.1 million in the second quarter of 2006, compared to $12.1 million in the second quarter of 2005.

Sales to Hospira under the SetSource program approximated $4.0 million in the second quarter of 2006 compared to $3.5 million in the second quarter of 2005, an increase of 12%. The SetSource increase is attributed to unit sales increases in the custom set market. Sales to Hospira under the MCDA were $19.3 million or 38% of total revenue in the second quarter of 2006 compared to $13.2 million or 33% of total revenue in the second quarter of 2005. The 2005 sales covered two of the three months of the second quarter of 2005 since the MCDA began in May of 2005. We expect a significant increase in our sales to Hospira in 2006 from the inclusion of critical care products for a full year, continuing growth in sales of custom I.V. systems and a modest percentage growth in CLAVE and other product sales, although there is no assurance that these expectations will be realized.

Net sales to independent domestic distributors (including Canada) were $6.8 million and $6.0 million in the second quarters of 2006 and 2005, respectively. The increase was primarily from increased sales in custom I.V. systems and an increase in CLAVE sales, both due to increased unit volumes. We expect that sales to domestic distributors will increase principally from growth in custom I.V. system business, with modest growth in sales of other products, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $5.3 million in the second quarter of 2006, compared with $3.2 million in the second quarter of 2005, an increase of 66%. Approximately 92% of the increase was attributable to increased sales in Europe. The principal product lines showing increases were custom I.V. systems, which accounted for 48% of the increase and CLAVE, which accounted for 34% of the increase. Both increases were due to increased unit volumes. We expect significant increases in sales to international customers across all areas and all principal product lines, although there is no assurance that these expectations will be realized.

Product and other revenue: Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $15.1 million in the second quarter of 2005 to $18.1 million in the second quarter of 2006. U.S CLAVE sales to Hospira accounted for 68% of this increase and international CLAVE sales accounted for 24% of the increase. Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $25.5 million in the second quarter of 2006 compared with $20.8 million in the second quarter of 2005. This increase was due to increased unit purchases of CLAVE products in all our distribution channels.

Sales to Hospira of critical care products, excluding custom critical care products sales, were $12.4 million in the second quarter of 2006 compared to $8.6 million in the second quarter of 2005. The increase is mainly due to the full quarter of sales in 2006 compared to two months for the second quarter of 2005.

Net sales of custom products, including custom critical care products, were $14.0 million in the second quarter of 2006 as compared with $11.1 million for the second quarter of 2005, an increase of $2.9 million. $0.9 million of this increase was from the inclusion of critical care products. Net sales of custom I.V. systems increased approximately $2.0 million, or 25%, to $9.8 million in the second quarter of 2006 compared to the second quarter of 2005, principally because of increased unit volume. The SetSource program with Hospira accounted for approximately $0.4 million of the increase, international distributors accounted for approximately $1.0 million of the increase and domestic distributors accounted for the balance of the increase.

Net sales of Punctur-Guard products (excluding royalties) were $1.2 million in the second quarter of 2006 compared to $1.4 million in the second quarter of 2005. The decrease was due to a decrease in unit sales.

Net sales of the CLC2000 were $1.5 million in the second quarter of 2006 and 2005. Lower purchases by Hospira were offset by modest unit volume increases in all other distribution channels.

Sales of other products were $3.8 million in 2006 and $2.4 million in 2005. In the second quarters of 2006 and 2005 sales include $2.7 million and $1.3 million, respectively, principally related to products manufactured under the MCDA related to a product line that we will no longer manufacture under the MCDA after 2006. We did not purchase the production equipment for this product line. All production of that product is scheduled to cease by the end of September 2006.

Other revenue consists of license, royalty and revenue share income and was approximately $0.5 million in the second quarter of 2006 and $0.6 million in the second quarter of 2005. We may receive other license fees or royalties in the future for the use of our technology. We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margin for the second quarter of 2006 and 2005, calculated on net sales and excluding other revenue, was 44% and 39%, respectively. The increase in gross margin is due to higher margins realized in our critical care products, which is due to efficiencies gained in our Salt Lake City plant. We expect overall gross margins in 2006 to improve as we make improvements in the Salt Lake City plant and progress on the relocation of manufacturing, although there is no assurance that these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) increased by $2.6 million to $12.2 million, and were 24% of revenues in the second quarter of 2006 and 2005. The increase in costs was partially due to $1.8 million of increased compensation and benefit expenses, principally from $1.3 million of special bonuses, the addition of new sales personnel and increased pay rates. Travel expense increases accounted for approximately $0.9 million of the increase. We expect SG&A in 2006 to be approximately 22% to 24% of revenue. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $2.3 million in the second quarter of 2006 compared to $1.0 million in the second quarter of 2005. The increase was primarily from new R&D activity associated with our new products, including new R&D activity on critical care products.

Other income is from investment earnings of $0.9 million and $0.5 million for the second quarters of 2006 and 2005, respectively and $0.3 million and $0.5 million payment of a legal settlement for the second quarters of 2006 and 2005, respectively.

Minority interest was $0.1 million in the second quarters of 2006 and 2005 and represents the minority interest share of the net loss of the company developing a new medical device for use in screening heart disease.

Income taxes were accrued at an effective tax rate of 37.0% and 31.2% in the second quarter of 2006 and 2005, respectively. In the second quarter of 2005, we adjusted our annual estimated effective tax rate down to 35.2% for a one-time tax credit. We expect our effective tax rate to remain at approximately 37.0% in 2006.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues increased $32.4 million to $100.2 million in the first half of 2006, compared to $67.8 million in the first half of 2005.

Distribution channels: Net U.S. sales to Hospira in the first half of 2006 were $74.8 million, compared to net sales of $46.8 million in the first half of 2005. Net sales of CLAVE Products to Hospira, excluding custom CLAVE I.V. systems were $26.6 million in the first half of 2006, compared to $24.5 million in the first half of 2005.

Sales to Hospira under the SetSource program approximated $7.8 million in the first half of 2006 compared to $6.7 million in the first half of 2005, an increase of 16%. The SetSource increase is attributed to unit sales increases in the custom I.V. system market. Sales to Hospira under the MCDA were $38.6 million or 39% of total revenue in the first half of 2006 compared to $13.2 million or 20% of total revenue in the first half of 2005. This increase is primarily because the MCDA began in May of 2005, so there were no MCDA sales in the first four months of 2005.

Net sales to independent domestic distributors (including Canada) were $13.0 million and $12.0 million in the first six months of 2006 and 2005, respectively. The increase was primarily from increase unit sales of custom I.V. systems and an increase in CLAVE sales, both due to unit increases.

Net sales to international customers (excluding Canada) were $9.5 million in the first half of 2006, compared to $5.8 million in the first half of 2005, an increase of 65%. Approximately 80% of the increase was attributable to increased sales in Europe and 15% of the increase was from increased sales in Latin America. The principal product lines showing increases were custom I.V. systems, which accounted for 54% of the increase and CLAVE, which accounted for 31% of the increase. Both increases were due to increased unit volumes.

Product and other revenue: Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $30.8 million in the first half of 2005 to $34.2 million in the first half of 2006. U.S. CLAVE sales to Hospira accounted for 64% of this increase and international distributors made up 34% of the increase. Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $48.1 million in the first half of 2006 compared with $41.2 million in the first half of 2005. This increase was due to increased unit purchases of CLAVE products in all our distribution channels.

Sales to Hospira of critical care products, excluding custom critical care products sales were $24.3 million in the first half of 2006 compared to May and June sales in 2005 of $8.6 million.

Net sales of custom products, including custom critical care products, were $26.0 million in the first half of 2006 compared with $18.0 million for the first half of 2005, an increase of $8.0 million. Net sales of custom critical care products were $7.4 million in the first half of 2006 and were $3.2 million in May and June of 2005. Net sales of custom I.V. systems increased approximately $3.9 million, or 27%, to $18.6 million in the first half of 2006 compared to the first half of 2005, principally because of increased unit volume. The SetSource program with Hospira accounted for approximately $1.1 million of the increase, international distributors accounted for approximately $2.0 million of the increase and domestic distributors accounted for the balance of the increase.

Net sales of Punctur-Guard products (excluding royalties) were $2.3 million in the first half of 2006 and $2.5 million in the first half of 2005. The decrease was due to a decrease in unit sales.

Net sales of the CLC2000 were $2.7 million in the first half of 2006 and $2.6 million in the first half of 2005. Lower purchases by Hospira were offset by modest unit volume increases in all other distribution channels.

Sales of other products were $8.8 million in 2006 and $3.3 million in 2005. The first half of 2006 and 2005 other product sales include $7.1 million and $1.3 million, respectively, principally related to products manufactured under the MCDA related to a product line that we will no longer manufacture under the MCDA after 2006.

Other revenue consists of license, royalty and revenue share income and was approximately $1.9 million in the first half of 2006 and $2.0 million in the first half of 2005.

Gross margin for the first half of 2006 and 2005, calculated on net sales and excluding other revenue, was 43% and 45%, respectively due primarily to the introduction of lower margin critical care products.

Selling, general and administrative expenses (“SG&A”) increased by $5.2 million to $22.8 million, and were 22% of revenues in the first half of 2006, compared with 26% in the first half of 2005. The increase in costs was partially due to $3.1 million of increased compensation and benefit expenses, including increased bonuses, the addition of our Salt Lake City facility, the addition of new sales personnel and increased pay rates. Travel expense increases accounted for approximately $0.8 million of the increase. Increased computer related costs, which includes software expenses, maintenance costs and hosting costs, increased by $0.6 million. Amortization of intangibles and depreciation accounted for a $0.5 million increase.

Research and development expenses (“R&D”) were $3.9 million in the first half of 2006 compared to $1.7 million in the first half of 2005. This increase was primarily from R&D activity associated with our new products, including new R&D activity on critical care products. The increase was also comprised of a $0.4 million increase from our majority–owned subsidiary developing a new medical device being designed for use in screening for heart disease.

Other income is from investment earnings of $1.7 million and 1.1 million for the first six months of 2006 and 2005, respectively, and $0.3 million and $0.5 million payment of a legal settlement in the first six months of 2006 and 2005, respectively.

Minority interest was $0.3 million and $0.2 million in the first six months of 2006 and 2005, respectively and represents the minority interest share of the net loss of the company developing a new medical device for use in screening heart disease.

Income taxes were accrued at an effective tax rate of 37.0% and 35.2% in the first half of 2006 and 2005, respectively.

Liquidity and Capital Resources

In the first half of 2006, our cash and liquid investments increased by $13.7 million. Operating activities generated $14.4 million in cash and we received $8.1 million from our stock plans. This was primarily offset by $9.4 million in purchases of property and equipment.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results. However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories, and the timing of tax payments.

Accounts receivable increased $3.1 million from December 31, 2005, which is primarily due to higher sales in the second quarter of 2006 compared to the fourth quarter of 2005.

We generally try to maintain a minimal amount of inventory of finished goods and work in process, but will maintain larger amounts of components (classified as raw material) acquired from third parties to avoid production delays if deliveries by our suppliers are late. The critical care products require more raw material and work-in-process inventories in relation to sales because of the relatively large number of different products produced and relatively long production cycles. Our inventory balance increased by $3.1 million from December 31, 2005 because of an increase of $2.7 million in work-in-process and finished goods and raw materials increased by $0.4 million. We increased our finished goods to build a buffer stock of inventory as we move production from San Clemente to Salt Lake City. We expect to inventories to decrease from the June 30, 2006 balances in the second half of 2006.

The $1.9 million increase in accrued liabilities is primarily from increased compensation and benefit related accruals.

Tax benefits from stock options, which were the tax benefits of tax deductions in excess of compensation cost recognized, are no longer classified in Cash Flows from Operating Activities, but are included in Cash Flows from Financing Activities commencing January 1, 2006 under the newly effective SFAS 123R.

We expect our sales will continue to grow in the future. As sales increase, working capital is expected to increase to fund the increase in operations.

Investing Activities: During the first half of 2006, we used cash of $22.6 million in investing activities. This was comprised of purchases of property and equipment of $9.4 million, and net purchases of liquid investments of $14.8 million, partially offset by proceeds from finance loan payments of $0.6 million.

In June 2006, we purchased the land and building that our plant in Italy operates in for $2.1 million. Also, improvements are in process at our Salt Lake City facility to accommodate moving all molding and automated assembly from our San Clemente and Connecticut facilities. In addition, we have also expanded our production facility in Mexico by 45,000 square feet to take over most of the manual assembly currently done in our Salt Lake City facility. The moves from Salt Lake City to Mexico began in July 2005 and we expect them to be completed by the first half of 2007. The moves from San Clemente to Salt Lake City began in April 2006 and are expected to be completed in the summer of 2006.

We estimate that capital expenditures in 2006, including the building improvements in our Salt Lake City and Mexico facilities, will be approximately $14.5 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

ICU Finance, Inc. is a wholly owned consolidated subsidiary that we established in 2002 as a licensed commercial lender to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. Loans were made only to credit-worthy healthcare entities and are fully secured by real and personal property. At June 30, 2006, $3.0 million in loans were outstanding. Scheduled maturities are: remainder of 2006 $0.6 million; 2007 $1.1 million and 2008 $1.3 million. Weighted average maturity (principal and interest) at June 30, 2006 was 1.3 years and the weighted average interest rate was 5.7%. There were no unfunded commitments at June 30, 2006.

Financing Activities: Cash provided by stock options and the employee stock purchase plan, including tax benefits, was $8.1 million in the first half of 2006 at an average exercise price of $16.80 to purchase 326,361 shares. Cash provided by stock options and the employee stock purchase plan in the first half of 2005, excluding tax benefits, was $4.0 million to purchase 274,428 shares at an average exercise price of $14.42. The tax benefits from the exercise of stock options fluctuates based principally on when employees choose to exercise their vested stock options. Tax benefits from the exercise of stock options in the first half of 2006 were $2.6 million. The amount in the first half of 2005 was $2.1 million, and, as explained above, is included in Cash Flows from Operating Activities.

We have purchased our common stock for treasury in the past, and future purchases, if any, will depend on market conditions and other factors. In July 2006, we adopted a plan to initially purchase common stock at a cost of up to $2 million and thereafter purchase common stock at a cost of up to $1 million each month for a year. We expect to implement this plan before the end of July 2006 and it is subject to being discontinued at any time.

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

	2006	2007	2008	2009
MCDA	$3,741	$5,500	$5,500	$5,500
Property and equipment	2,788	—	—	—
Total	$6,529	$5,500	$5,500	$5,500

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

•      factors affecting operating results, such as shipments to specific customers, reduced dependence on current proprietary products, expansion in international markets, selling prices, future increases or decreases in sales of certain products and in certain markets and distribution channels, impact of safety legislation, increases in systems capabilities, introduction and sales of new products, warranty claims, rebates, product returns, bad debt expense, inventory requirements, manufacturing efficiencies and cost savings, unit manufacturing costs, oil and gas prices, effect of interruption of crude oil supplies; acquisition and use of production equipment and expansion of facilities and assembly capacity, asset impairment losses, relocation of manufacturing facilities and personnel, expansion of markets and the need for additional facilities, and personnel, business seasonality and fluctuations in quarterly results, customer ordering patterns and the effects of new accounting pronouncements;

•      new or extended contracts with manufacturers and buying organizations, dependence on a small number of customers, effect of contract amendments with Hospira, effect of the acquisition of Hospira’s Salt Lake City manufacturing facility and the manufacture of products for Hospira under the MCDA, cost savings and use of our systems and procedures under the MCDA, and the outcome of our strategic initiatives;

•      regulatory approvals and compliance; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, the impact of Cardinal’s acquisition of Alaris, consolidation of the healthcare provider market and downward pressure on selling prices; factors impacting our stock price; future stock option grants; future purchases of treasury stock; working capital requirements; foreign currency denominated financial instruments; capital expenditures; acquisitions of other businesses or product lines; indemnification liabilities; contractual liabilities; and common stock repurchases.

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

Second, one should read the forward looking statements in conjunction with the Risk Factors in Part II, Item 1A of this Quarterly Report to the Securities and Exchange Commission. Also, our actual future operating results are subject to other important factors that we cannot predict or control, including among others the following:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities at seven to forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates. As of June 30, 2006, we had no declines in the market values of these securities.

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

At June 30, 2006, we had outstanding commercial loans of approximately $3.0 million. Loans were made only to credit worthy parties and are fully secured by real and personal property. We plan to hold the loans until maturity or payoff. Maturities are three years or less and the weighted average maturity (principal and interest payments) is 1.3 years. Because of the relatively small amount of the commercial loans, market risk is not significant to our financial statements.

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro, British Pound, and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for Italy, where our net Euro position at June 30, 2006 was approximately €2.6 million. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. pending in the United States District Court for the Central District of California, we allege that Alaris infringes ICU’s patent in the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems. On August 2, 2004 the Court denied our request for a preliminary injunction. On December 27, 2004, ICU’s Complaint was amended to allege that Alaris infringes three additional patents. . On July 17, 2006, the Court issued an order interpreting certain claims in certain of our patents in a manner that, if upheld, could significantly impair our ability to enforce those patents against others, including Alaris. The Court also issued a partial summary judgment in favor of Alaris based on one of those interpretations. We intend to appeal any judgments issued by the Court based on its order. The Court’s order has not affected all claims under the patents in the suit and we have other patents expected to issue that would potentially be enforceable against Alaris and other competitors, although there can be no certainty that those patents will issue or that we would succeed in enforcing them. We seek monetary damages and injunctive relief and intend to vigorously pursue this matter. This case is currently scheduled for trial in February 2007. The outcome of this matter cannot be determined at this time.

In an action filed September 10, 2004 entitled ICU Medical, Inc. v. Fulwider Patton Lee & Utecht, LLP (“Fulwider”), in the Superior Court of California for the County of Orange, we allege that during the course of its representation of us and continuing thereafter, Fulwider engaged in various matters for our direct competitors, including Alaris and others, and committed other acts of negligence and breaches of the attorney-client relationship. On November 16, 2005, the Court enjoined Fulwider from advising or representing Alaris in connection with the matter of ICU Medical, Inc. v. Alaris Medical Systems, Inc. On December 2, 2005, with leave of the Court, we filed an amended complaint naming Cardinal Health 303, Inc. (formerly Alaris Medical Systems, Inc.) as an additional defendant. On March 27, 2006, the Court sustained Alaris’ demurrers to an amended complaint without leave to amend, effectively removing Alaris as a defendant. We are seeking appellate review of the Court’s ruling sustaining Alaris’ demurrers. In the Fulwider action, we seek monetary damages and injunctive relief and intend to vigorously pursue this matter. This case is currently scheduled for trial date in January 2007. The outcome of this matter cannot be determined at this time.

In an action filed July 6, 2006 entitled Medegen MMS, Inc. v. ICU Medical, Inc. pending in the United States District Court for the Central District of California, Medegen alleges that ICU Medical infringes one of its patents by the offering for sale and selling the CLC 2000 and Tego, and Medegen seeks monetary damages and injunctive relief. We are still examining the allegations, but so far believe we are not infringing and that there is not any significant financial exposure. We intend to vigorously defend ourselves in this action.

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

We have steadily increased our sales to Hospira in recent years, except for 2004 when sales to Hospira declined as Hospira reduced its inventories of our products. As a result, we depend on Hospira for a high percentage of our sales. U.S. sales to Hospira increased by approximately $28.0 million in the first half of 2006 compared to the first half of 2005. Approximately $25.3 million of the first half increase was attributable to the purchase of Hospira’s Salt Lake City plant and commencement of production under a twenty-year MCDA as of May 1, 2005. The table below shows our total revenue attributable to various types of customers for the first half of 2006, and for 2005, 2004 and 2003 (dollars in millions):

	Six Months Ended		Years Ended December 31,
	June 30, 2006		2005		2004		2003

Hospira (U.S.)	$74.8	75%	$115.0	73%	$39.8	53%	$71.3	67%
Other manufacturers	1.0	1%	2.2	1%	1.5	2%	1.5	1%
Domestic distributors	13.0	13%	24.4	16%	22.4	30%	24.1	23%
International distributors	9.5	9%	13.0	8%	9.0	12%	5.8	5%
Other revenue	1.9	2%	2.9	2%	2.8	3%	4.6	4%

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

The prices at which we sell products to Hospira and the gross margins that we realize under the MCDA depend on the cost savings that we expect to achieve in producing those products over Hospira’s cost to manufacture the same products at the date we purchased the Salt Lake City facility from Hospira. Achieving substantial cost reductions requires moving manufacturing operations to lower-cost locations and the development and implementation of innovative manufacturing and assembly processes and techniques. While we have succeeded in reducing costs to date, there is no assurance of the longer term success of these efforts. If we are unable to achieve the cost savings that we expect, our profits on products manufactured under the MCDA will be adversely affected.

The relocation of our manufacturing and assembly operations imposes a significant burden on our resources, will require specialized expertise, will result in interruption of production and will require relocation and training of personnel, any of which could have an adverse effect on our operations and financial results.

We intend to relocate substantial portions of our manufacturing facilities by early 2007 and these relocations are in progress. We plan to move all manufacturing in San Clemente, consisting of molding and automated assembly, to our Salt Lake City facility. We also plan to move remaining manufacturing operations in Connecticut to the Salt Lake City facility. We plan to move most of the manual assembly operations currently performed in Salt Lake City to our Ensenada, Mexico facility, although we may move some of them to another low-cost location and expect that some highly skilled processes may stay in Salt Lake City.

Our performance under the MCDA, the relocation of our California and Connecticut manufacturing operations, the expansion of our Mexico facility, the implementation of new manufacturing and assembly processes and techniques and the establishment of financial controls impose a significant burden on our management, human resources, operating and financial and accounting functions. The need to expand our capabilities in each of these areas and to devote significant time and effort to integrating the production under the MCDA with our existing operations, is diverting management’s attention from our other operations. In addition, we may require additional expertise, capability and capacity that can best be obtained through other acquisitions.

The molding and assembly machines are large and require special handling to move them. Installation in a new location can be very difficult and require specialized engineering expertise. This is taxing our existing resources. At the same time, we are relocating personnel who are important to our manufacturing processes, and failure to accomplish this could substantially hamper the installation and operation of the equipment in Salt Lake City. While we have built extra inventory before moving equipment, and are moving the equipment in phases and maintaining production at both locations for a period of time. Failure to successfully complete the move and installation of the equipment and critical personnel could cause production interruptions and production quality issues which could adversely affect our sales and income.

Certain of the manual assembly operations require expertise that will require significant and ongoing training of the personnel at the location performing the assembly. The products made using manual assembly in Salt Lake City are different than the products that we had made in Mexico. The transfer of production requires a significant transfer of knowledge from Salt Lake City to the new manufacturing location, and if this is not completed successfully, we could experience production interruptions and production quality issues which could adversely affect our sales and income.

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

For 2005, CLAVE products accounted for approximately 40% of our revenue and 55% of our revenue including custom I.V. systems incorporating a CLAVE. For the first half of 2006, CLAVE products accounted for approximately 34% of our revenue and 48% of our revenue including custom I.V. systems. We depend heavily on sales of CLAVE products, especially sales of CLAVE products to Hospira. Most of our CLAVE sales are in the United States, where we expect our growth in sales to moderate in the future as further penetration of markets available to our existing customers in the United States becomes increasingly difficult. Future significant sales increases for CLAVE products may depend on increases in sales of custom I.V. systems expansion in the international markets or acquisition of new customers in the United States. We cannot give any assurance that sales of CLAVE products will increase indefinitely or that we can sustain current profit margins on CLAVE products indefinitely.

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

Our continued success may be dependent both on the success of our strategic initiative to increase substantially our custom product business and develop significant market share on a profitable basis and on new product development. Our total sales of custom products including custom I.V. products and custom critical care products, reached $26.0 million in the first half of 2006, an increase of 45% over the same period in 2005; however, only 27% of this increase was in custom I.V. products. Sales of custom I.V. products increased by 22% in 2005 over 2004, 15% in 2004 over 2003 and 50% in 2003 over 2002. The success of our custom product sales program will require a larger increase in sales in the future than was achieved in 2005 and 2004 and there is no assurance that such an increase will be achieved or sustained. Although we are seeking to continue to develop a variety of new products, there is no assurance that any new products will be commercially successful or that we will be able to recover the costs of developing, testing, producing and marketing such products. Certain healthcare product manufacturers, with financial and distribution resources substantially greater than ours, have developed and are marketing products intended to fulfill the same functions as our products.

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

Our international sales are subject to higher credit risks than sales in the United States. Many of our distributors are small and may not be well capitalized. Payment terms are relatively long. Our prices to our international distributors, outside of Europe, for product shipped to the customers from the United States or Mexico are denominated in U.S. dollars, but their resale prices are set in their local currency. A decline in the value of the local currency in relation to the U.S. dollar may adversely affect their ability to profitably sell in their market the products they buy from us, and may adversely affect their ability to make payment to us for the products they purchase. Legal recourse for non-payment of indebtedness may be uncertain. These factors all contribute to a potential for credit losses.

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

Increasing awareness of healthcare costs, public interest in healthcare reform and continuing pressure from Medicare, Medicaid and other payers to reduce costs in the healthcare industry, as well as increasing competition from other protective products, could make it more difficult for us to sell our products at current prices. In the event that the market will not accept current prices for our products, our sales and profits could be adversely affected. We believe that our ability to increase our market share and operate profitably in the long term may depend in part on our ability to reduce manufacturing costs on a per unit basis through high volume production using highly automated molding and assembly systems. If we are unable to reduce unit manufacturing costs, we may be unable to increase our market share for CLAVE products or may lose market share to alternative products, including competitors’ products. Similarly, if we cannot reduce unit manufacturing costs of new products as production volumes increase, we may not be able to sell new products profitably or gain any meaningful market share. Any of these results would adversely affect our future results of operations.

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

We manufacture substantially all of our product components, except for standard components which are available as commodity items, and assemble them into finished products. Automated assembly of components into finished products involves complex procedures requiring highly sophisticated assembly equipment which is custom designed, engineered and manufactured for us. As a result of the critical performance criteria for our products, we have at times experienced problems with the design criteria for or the molding or assembly of our products. We believe that we have resolved all design, manufacturing and assembly problems with respect to products historically manufactured in San Clemente and Connecticut. We are continuing our assessment of design, manufacturing and assembly operations at the Salt Lake City facility and that assessment has resulted in changes and will result in future changes, some of which may be significant. There is no assurance that operations will not be adversely affected by unanticipated problems with current or future products.

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

As of June 30, 2006, we employed 679 people in our plant in Ensenada, Mexico, and expect this to increase in the future. Business activity in the Ensenada area is expanding significantly, providing increasing employment opportunities. This could have an adverse effect on our ability to hire or retain necessary personnel and result in an increase in labor rates. We continue to take steps to compete for labor through attractive employment conditions and benefits, but there is no assurance that these steps will continue to be successful or that we will not face increasing labor costs in the future.

Increases in costs of electricity or interruptions in electrical service could have an adverse effect on our operations.

We use a significant amount of electricity in our molding and automated assembly operations in San Clemente, California. Rates are substantially higher than what they were six years ago, and there is no certainty that they will not increase further in the future. In addition, public concerns are again being raised about possible interruptions in service because of a lack of availability of electricity. Any significant increase in electrical costs or a significant interruption in service in California before San Clemente manufacturing is transferred to Salt Lake City could have an adverse effect on our operations.

Increases in the cost of petroleum-based and natural gas-based products of loss of supply could have an adverse effect on our profitability.

Most of the material used in our products is resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil markets are being affected by political uncertainty in the Middle East, and there can be no assurance that there will not be an interruption in crude oil supplies. Any such interruption could have an adverse effect on our ability to produce our products. Also, crude oil and natural gas prices in 2006 are at record highs. Our suppliers have passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and at least some of these costs have been passed on to us. Our ability to recover those higher costs may depend upon our ability to raise prices to our customers. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances could have an adverse effect on our profitability.

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

We have accumulated a substantial balance of cash and liquid investments principally through profitable operations and the exercise of stock options. These balances amounted to $100.5 million at June 30, 2006, of which substantially all was invested in interest bearing instruments. Such instruments consist principally of corporate preferred stocks and federal tax-exempt state and municipal government debt securities. Dividend and interest rates are reset at auction mostly at seven to forty-nine day intervals, with a small portion resetting at longer intervals up to one year.

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

In the past, we have faced patent infringement claims related to the CLAVE and the CLC-2000. We believe the claims had no merit, and all have been settled or dismissed. In July 2006, a patent infringement claim related to the CLC-2000 and TEGO was filed against us. We are still examining the allegations, but so far believe we are not infringing and that there is not any significant financial exposure. We intend to vigorously defend ourselves in this action. We may also face claims in the future. Any adverse determination on these claims related to the CLAVE or other products, if any, could have a material adverse effect on our business.

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

The market for small-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From the beginning of 2005 through June 2006, our trading price ranged from a high of $43.09 per share to a low of $23.01 per share. We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders and substantial product orders could contribute to the volatility in the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for 52% of our outstanding shares. If one or more of the institutions should decide to reduce or eliminate its position in our common stock, it could cause a decrease in the price of the common stock that could be significant.

For the past several years there has been a significant “short” position in our common stock, consisting of borrowed shares sold, or shares sold for future delivery which may not have been borrowed. We do not know whether any of these short positions are covered by “long” positions owned by the short seller. The short position, as reported by the Nasdaq stock market on June 15, 2006 was 2,102,998 shares, or approximately 15% of our outstanding shares. Any attempt by the short sellers to liquidate their position over a short period of time could cause very significant volatility in the price of our common stock.

We have outstanding stock options which may dilute the ownership of existing shareholders

At June 30, 2006, we had outstanding stock options to purchase 3.7 million shares, all of which had an exercise price below the market price of our stock. Exercise of those options would dilute the ownership interest of existing shareholders.

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

Item 3. Defaults Upon Senior Securities

Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders

The following is a description of matters submitted to a vote of our stockholders at our annual Meeting of Stockholders held on May 12, 2006:

A.    Jack W. Brown and Richard H Sherman, M.D. were elected as directors to hold office until the 2009 Annual Meeting. Votes cast for and withheld with respect to the nominee were as follows:

	Votes For	Votes Withheld
Jack W. Brown	11,498,964	480,107
Richard H Sherman, M.D.	11,223,130	755,941

The terms of the following directors were continued after the Annual Meeting: George A. Lopez, M.D., Robert S. Swinney, M.D., John J Connors, Michael T. Kovalchik, III, M.D. and Joseph R. Saucedo.

B.    A proposal to ratify the appointment of McGladrey & Pullen LLP as our independent public accountants for the year ending December 31, 2006 was approved. Votes case were as follows:

For	Against	Abstain	Broker Non-vote
11,969,004	7,307	2,760	-0-

C.    A proposal for the approved of performance based bonuses:

For	Against	Abstain	Broker Non-vote
10,085,236	122,968	16,612	-0-

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1:	Employment Agreement between Registrant and George A. Lopez, M.D. effective January 1, 2006, dated July 7, 2006

Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.
(Registrant)

/s/Francis J. O’Brien	Date: July 25, 2006
Francis J. O’Brien
Chief Financial Officer
(Principal Financial Officer)

/s/Scott E. Lamb	Date: July 25, 2006
Scott E. Lamb
Controller
(Principal Accounting Officer)