Form 10-Q
period 2006-09-30
ICU MEDICAL INC/DE
filed 2006-10-26
CIK 883984

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether or not the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes   ☐                                                                                                 No   ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 15, 2006
Common	14,675,561

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,776	$6,854
Liquid investments	100,725	79,888
Cash, cash equivalents and liquid investments	105,501	86,742
Accounts receivable, net of allowance for doubtful accounts of $460 and $593 as of September 30, 2006 and December 31, 2005, respectively	32,168	23,644
Finance loans receivable - current portion	1,124	1,178
Inventories	19,371	15,435
Prepaid income taxes	1,404	3,768
Prepaid expenses and other current assets	4,017	3,522
Deferred income taxes - current portion	3,024	3,473
Total current assets	166,609	137,762
PROPERTY AND EQUIPMENT, net	56,901	52,194
FINANCE LOANS RECEIVABLE, non-current portion	1,581	2,422
INTANGIBLE ASSETS, net	10,174	10,963
DEFERRED INCOME TAXES, non-current portion	735	723
OTHER ASSETS	470	473
	$236,470	$204,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,377	$5,078
Accrued liabilities	9,260	8,809
Total current liabilities	17,637	13,887
DEFERRED INCOME TAXES	352	529
MINORITY INTEREST	494	923

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value- Authorized - 500,000 shares, issued and outstanding - none	—	—
Common stock, $0.10 par value- Authorized — 80,000,000 shares, issued 14,634,961 shares at September 30, 2006 and 14,158,612 at December 31, 2005	1,463	1,416
Additional paid-in capital	72,195	60,154
Treasury stock, at cost - 68,055 and 22,314 shares at September 30, 2006 and December 31, 2005, respectively	(2,869)	(609)
Retained earnings	147,065	128,265
Accumulated other comprehensive income (loss)	133	(28)
Total stockholders’ equity	217,987	189,198
	$236,470	$204,537

(1) December 31, 2005 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES:
Net sales	$48,097	$46,121	$146,445	$111,900
Other	503	403	2,361	2,402
TOTAL REVENUE	48,600	46,524	148,806	114,302

COST OF GOODS SOLD	29,750	27,248	85,532	63,468

Gross profit	18,850	19,276	63,274	50,834

OPERATING EXPENSES:
Selling, general and administrative	11,090	9,635	33,917	27,264
Research and development	1,611	1,353	5,515	3,031
Gain on sale of building	(2,093)	—	(2,093)	—
Total operating expenses, net	10,608	10,988	37,339	30,295

Income from operations	8,242	8,288	25,935	20,539

OTHER INCOME	1,267	504	3,225	2,078

Income before income taxes and minority interest	9,509	8,792	29,160	22,617

PROVISION FOR INCOME TAXES	3,518	3,095	10,789	7,961
MINORITY INTEREST	(151)	(110)	(429)	(307)

NET INCOME	$6,142	$5,807	$18,800	$14,963

NET INCOME PER SHARE
Basic	$0.42	$0.42	$1.31	$1.09
Diluted	$0.39	$0.39	$1.21	$1.00

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,466,882	13,861,214	14,339,844	13,764,052
Diluted	15,700,042	15,012,066	15,557,664	14,964,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,800	$14,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,878	6,935
Gain on sale of building	(2,093)	—
Provision for doubtful accounts	(160)	(428)
Minority interest	(429)	(307)
Stock compensation	349	—
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(8,257)	(16,469)
Inventories	(3,882)	4,978
Prepaid expenses and other assets	(1,170)	(2,521)
Accounts payable	3,293	2,903
Accrued liabilities	370	2,818
Prepaid and deferred income taxes	2,554	5,262
Tax benefits from exercise of stock options in 2005	—	2,218
Net cash provided by operating activities	17,253	20,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquired assets	—	(32,606)
Purchases of property and equipment	(14,940)	(3,395)
Proceeds from sale of building	6,062	—
Proceeds from finance loan repayments	895	2,348
Purchases of liquid investments	(36,334)	(34,600)
Proceeds from sale of liquid investments	15,497	47,825
Net cash used in investing activities	(28,820)	(20,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,738	3,710
Proceeds from employee stock purchase plan	1,251	482
Tax benefits from exercise of stock options in 2006	4,455	—
Purchase of treasury stock	(3,987)	—
Net cash provided by financing activities	9,457	4,192

Effect of exchange rate changes on cash	32	(109)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,078)	4,007

CASH AND CASH EQUIVALENTS, beginning of period	6,854	5,616
CASH AND CASH EQUIVALENTS, end of period	$4,776	$9,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$6,142	$5,807	$18,800	$14,963

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	53	(6)	161	(444)

Comprehensive income	$6,195	$5,801	$18,961	$14,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(Amounts in tables and text in thousands, except share and per share data)

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

Note 2:       New Accounting Policy – Share Based Awards   Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation granted to employees and directors under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, because the exercise price of the options equaled the fair market value of the underlying shares at the date of grant and because rights to purchase stock under the 2002 Employee Stock Purchase Plan (“ESPP”) were non-compensatory under the provisions of APB No. 25, no compensation cost was recognized by the Company for stock-based compensation.  As required by SFAS No. 123, the Company presented certain proforma information for stock-based compensation in the notes to the consolidated financial statements.

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

Total stock-based compensation cost recognized in the three and nine months ended September 30, 2006 was $0.1 million and $0.3 million, respectively, for stock options and the ESPP.  The effect of the adoption SFAS 123R on the Company’s basic and diluted earning per share was $.01 and $.02 per share for the three and nine months ended September 30, 2006, respectively.  Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” In the Company’s case, all tax benefits received were tax benefits of tax deductions in excess of stock compensation cost recognized because no stock compensation cost was recognized under APB No. 25.  SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  This amount is shown as “tax benefits from exercise of stock options” on the consolidated statement of cash flows.  Other than this classification change, the effect of adopting SFAS 123R had no effect on the Company’s Condensed Consolidated Statement of Cash Flows.

The following information shows the effect on net income and net income per share for the three and nine months ended September 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant dates of stock options, and ESPP, in accordance with SFAS 123R.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$5,807	$14,963
Deduct: stock-based compensation expense determined under fair value method, net of tax	(315)	(693)
Net income, pro forma	5,492	$14,270

Net income per share
Basic, as reported	$0.42	$1.09
Diluted, as reported	$0.39	$1.00

Basic, pro forma	$0.40	$1.04
Diluted, pro forma	$0.36	$0.95

Note 3:     Stock-Based Compensation

Stock Option Plans

The 2003 Stock Option Plan (“2003 Plan”) has 1,500,000 shares of common stock reserved for issuance to employees.  Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2003 Plan may be “nonstatutory stock options” which expire no more than ten years from date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended.  Upon exercise of nonstatutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise; the Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2003 Plan includes conditions whereby options not vested are cancelled if employment is terminated.

The Company also has the 2001 Directors’ Stock Option Plan (the “Directors’ Plan”), which had 750,000 shares reserved for issuance to members of the Company’s Board of Directors.  Options not vested terminate if the directorship is terminated.  All further grants under the Director’s Plan have been suspended.

The fair value of stock grants is calculated using the Black-Scholes option valuation model.  Grants for the first nine months of 2005 were valued using the following weighted-average assumptions:  risk-free interest rate of 4.1 percent, expected option life of 4.7 years, expected volatility of 50 percent and no dividends.  The Company granted 40,000 options in the third quarter of 2006, valued at $0.7 million.  These grants were valued using the following weighted-average assumptions:  risk-free interest rate of 4.9 percent, expected option life of 6.0 years, expected volatility of 36 percent and no dividends.  The expected term was based on expected future employee behavior.  As of September 30, 2006, the Company has $0.9 million of unamortized stock compensation cost of which approximately $0.1 million with amortize in the fourth quarter of 2006, approximately $0.2 million will amortize in 2007 and approximately $0.1 million will amortize annually from 2008 through 2011. As of September 30, 2006, the Company has one unvested performance based grant of 15,000 options and four unvested time-based grants totaling 41,001 options, which vest between 2006 and 2011.  Vested and expected to vest stock options equal the Company’s total outstanding options at September 30, 2006.

A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is as follows:

		Exercise Price
	Shares	Range			Weighted Average

Outstanding at December 31, 2005	4,019,958	$5.08	—	$39.56	$19.26

Granted	40,000	40.96	—	41.96	41.46
Exercised	(480,488)	5.08	—	39.56	16.11
Forfeited	(1,011)	13.13	—	39.04	38.78

Outstanding at September 30, 2006	3,578,459	$5.08		$41.96	$19.92

Exercisable at September 30, 2006	3,522,458	$5.08	—	$39.56	$19.66

Available for grant at September 30, 2006:

2003 Plan	1,211,000
Director’s Plan	513,750
	1,724,750

The intrinsic value of stock options exercised in the nine months ended September 30, 2006 was $12.0 million.  The intrinsic value of options outstanding and options exercisable at September 30, 2006 was $91.5 million and $91.0 million, respectively.  The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $45.48 on September 30, 2006.  The weighted average remaining contractual term of options outstanding and options exercisable at September 30, 2006 was 5.0 years.

		Options Outstanding		Options Exercisable
Range of Exercise Price		Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.08	7.29	160,492	$6.15	160,492	$6.15
$8.04	8.17	1,128,000	$8.17	1,128,000	$8.17
$8.50	14.63	486,214	$13.09	486,214	$13.09
$15.04	19.65	201,577	$18.89	201,577	$18.89
$22.59	28.81	365,667	$26.05	349,666	$26.14
$29.16	32.92	708,600	$31.25	708,600	$31.25
$33.39	41.96	527,909	$36.46	487,909	$36.05
$5.08	41.96	3,578,459	$19.92	3,522,458	$19.66

A majority-owned subsidiary of the Company has adopted a stock option plan under which 300,000 shares are reserved for issuance to employees and directors. The terms are similar to the Company’s 2003 Plan. The subsidiary granted 256,000 options with exercise prices equal to the fair market value at the date of grant and granted 16,750 options with exercise prices that are greater than the fair market value at the date of grant.  Total option grants of 272,750 represent approximately 9.0% of the outstanding shares of the subsidiary.  As of September 30, 2006, 272,750 stock options are outstanding under this plan and 155,000 are exercisable.  All outstanding and exercisable stock options have an exercise price of $2.00 and a weighted average remaining contractual life of 8.8 years.  During the nine months ended September 30, 2006, there were 16,750 options granted at an exercise price of $2.00, no forfeitures and no exercises under this plan.

Employee Stock Purchase Plan

The Company has an ESPP under which U.S. employees, other than executive officers of the Company, may purchase up to $25,000 annually of Common Stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of Common Stock reserved for issuance under the ESPP, which is subject to an annual increase. The Board of Directors determined that the annual increases due January 1, 2003, 2004, 2005 and 2006 would not take place.  The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Employees purchased 45,175 and 20,266 shares of Common Stock under the ESPP Plan in the first nine months of 2006 and 2005, respectively.  As of September 30, 2006, there are 641,185 shares available for future issuance.

The fair value of rights to purchase shares under the ESPP shares is calculated using the Black-Scholes option valuation model.  Rights for the August 2005-February 2006, February 2006-August 2006 and August 2006-February 2007 purchase periods were valued using the following assumptions:  risk-free interest rate of 3.5 percent, 4.5 percent and 5.2 percent, respectively; expected option life of 0.5 years, expected volatility of 28 percent, 31 percent and 25 percent, respectively, which is based on the historical volatility of the Company’s stock, and no dividends.  As of September 30, 2006, the Company has $0.1 million of unamortized stock compensation expense from the ESPP which will be recognized in the fourth quarter of 2006 and first quarter of 2007.

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

The Company moved all molding and automated assembly from its San Clemente location to its Salt Lake City location and is in the process of moving its molding and automated assembly from its Connecticut location to its Salt Lake City location.  In addition, the Company has expanded its production facility in Mexico to take over substantially all manual assembly previously done in its Salt Lake City facility. These changes are expected to be completed by April 2007.

Hospira is reimbursing the Company for severance costs and certain other termination costs for workers employed at the Salt Lake City plant at the date of purchase that are involuntarily terminated within two years of the May 1, 2005 date of purchase.  The Company expensed the costs of relocating personnel to Salt Lake City, and moving machinery to and installing it in Salt Lake City as these costs were incurred. The Company paid one-time termination benefits to certain employees in San Clemente and expects to pay termination benefits to certain Connecticut employees who are involuntarily terminated because of the move to Salt Lake City if they continue to render service until terminated.  The liability for such benefits is being accrued ratably over the employees’ expected service period in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  As of September 30, 2006, the Company has $0.2 million accrued for these exit costs. The total estimated exit costs associated with these terminations is $1.0 million. Costs of moving production to Mexico are capitalized or charged to expense immediately, as appropriate. Relocation costs to Mexico are not expected to be material. Total facility moving costs, relocation costs and termination benefit costs charged to expense in the three and nine months ended September 30, 2006 were approximately $0.6 million and $1.4 million, respectively and are included in cost of good sold.

The purchase price of $31.8 million and acquisition costs of $0.8 million were allocated to the assets and liabilities assumed based on their estimated fair market values as follows.

Property, plant and equipment	$14,547
Inventory	10,195
Intangible asset – MCDA	8,926
Liabilities assumed	(1,062)
Total	$32,606

The Company has not yet determined what to do with the building in Connecticut, which will no longer be needed but does not anticipate a loss in the event of a sale of the Connecticut building.

Note 5:   Sale of Building

As a result of the relocation of manufacturing from the Company’s San Clemente location to its Salt Lake City location (Note 4), one building in San Clemente was no longer needed.  On September 1, 2006, the Company sold the San Clemente manufacturing building for $6.1 million, net of fees and expenses.  The net book value of the land and building was $4.0 million, resulting in a gain on the sale of the land and building of $2.1 million.

Note 6:                     Inventories consisted of the following:

	9/30/06	12/31/05
Raw material	$10,726	$9,746
Work in process	5,261	4,323
Finished goods	3,384	1,366
Total	$19,371	$15,435

Note 7:       Property and equipment consisted of the following:

	9/30/06	12/31/05
Machinery and equipment	$39,660	$38,421
Land, buildings and building improvements	35,771	31,588
Molds	10,797	9,123
Computer equipment and software	7,046	6,369
Furniture and fixtures	2,081	2,042
Construction in progress	4,257	3,577

Total property and equipment, cost	99,612	91,120
Accumulated depreciation	(42,711)	(38,926)

Net property and equipment	$56,901	$52,194

Note 8:       Finance loans receivable are commercial loans by ICU Finance, Inc., a wholly-owned consolidated subsidiary.  Loans were made only to credit-worthy healthcare entities and are fully secured by real and personal property.  The Company plans to hold the loans to maturity or payoff.  They are carried at their outstanding principal amount and will be reduced for an allowance for credit losses and charge offs, if any such reductions are determined to be necessary in the future.  Interest is accrued as earned based on the stated interest rate and amounts outstanding.  Loan fees and costs have not been material.  Scheduled maturities are: remainder of 2006 $0.3 million; 2007 $1.1 million and 2008 $1.3 million.  Weighted average maturity (principal and interest) at September 30, 2006 was 1.2 years and the weighted average interest rate was 5.8%.  In October 2003, the Company discontinued new lending activities.  There were no unfunded commitments at September 30, 2006.

Note 9:       Net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities, except in a loss period, when such securities are excluded because they would decrease the diluted loss per share.  Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,233,160 and 1,150,852 for the three months ended September 30, 2006 and 2005, respectively and 1,217,820 and 1,200,891 for the nine months ended September 30, 2006 and 2005, respectively.  Options that are antidilutive because their exercise price exceeded the average market price of the Company’s common stock approximated 1,000,000 for the three months ended September 30, 2005 and 23,000 and 800,000 for the nine months ended September 30, 2006 and 2005, respectively.  There were no antidilutive options in the quarter ended September 30, 2006.

Note 10:     Income taxes:  The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes and losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income and state and federal tax credits.

Note 11:     Major customers and Concentration of Credit Risk:  The Company had revenues equal to ten percent or greater of total revenue from one customer, Hospira, Inc.  Such revenues were 76% and 78% in the three months ended September 30, 2006 and 2005, respectively and 77% and 73% in the nine months ended September 30, 2006 and 2005, respectively.  As of September 30, 2006, accounts receivable from Hospira were 70% of the Company’s net accounts receivable balance.

As of September 30, 2006, approximately $25.2 million of the Company’s long-lived assets, principally property and equipment, were located outside the United States:  approximately $20.0 million in Mexico and approximately $5.2 million in Italy.

Note 12:     Commitments and Contingencies:  The Company is from time to time involved in various legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business.  The Company believes that the resolution of the legal proceedings in which it is involved will not have a material adverse effect on its financial position or results of operations.

In the normal course of business, the Company has agreed to indemnify officers and directors of the Company, to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of the Company’s products.  There is no maximum limit on the indemnification that may be required under these agreements.  The Company has never incurred, nor does it expect to incur, any liability for indemnification, and therefore, the Company has not recorded any liability for these indemnification agreements in its financial statements.  Except for indemnification agreements, the Company does not have any “off balance sheet arrangements.”

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

New Accounting Pronouncements

As described in Note 2 and Note 3 to the Condensed Consolidated Financial Statements, we implemented Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) “Share Based Payment” as of January 1, 2006.  The effect of adoption was not significant to our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We will adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on our reported results from operations or financial position.

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

Our largest customer is Hospira. Our relationship with Hospira has been and will continue to be of singular importance to our growth. In 2003, approximately 67% of our revenue was from sales to Hospira. While our sales to Hospira declined to approximately 53% of revenue in 2004, this percentage increased in 2005 to 73% and was 77% in the first nine months of 2006. We expect this percentage to remain significant in the future both as a result of increased sales of CLAVE products and I.V. sets to Hospira and as a result of the new MCDA with Hospira described below. Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market.

On May 1, 2005, we acquired Hospira’s Salt Lake City manufacturing facility, related capital equipment, certain inventories and assumed liabilities for $31.8 million in cash and $0.8 million of acquisition costs. We entered into a 20—year MCDA with Hospira, under which we produce for sale, exclusively to Hospira, substantially all the products that Hospira had manufactured at that facility. Hospira retains primary commercial responsibility for the products we are producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing. The majority of the products under the MCDA are invasive monitoring and angiography products, which include medical devices such as catheters, cardiac monitoring systems and angiography kits. Sales of products manufactured under the MCDA from May to December 2005 were $46.7 million and in the first nine months of 2006 were $56.2 million.  We have also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and have also committed to provide certain sales specialist support. Our prices and our gross margins on the products we sell to Hospira under the MCDA are based on cost savings that we are able to achieve in producing those products over Hospira’s cost to manufacture those same products at the purchase date. We record revenue net of any such reductions. We give no assurance as to the amounts of future sales or profits under the MCDA.

A portion of the invasive monitoring and most of the angiography products made in Salt Lake City are custom products designed to meet the specific needs of the customer. We believe we can significantly expand the market for custom angiography products through cost savings using our proprietary low-cost manufacturing techniques.

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

Overview of Operations

The following table sets forth the net revenues by product as a percentage of total revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Fiscal Year Ended
Product Line	2006	2005	2006	2005	2005	2004	2003

CLAVE	34%	37%	34%	42%	40%	47%	59%
Custom products	28%	27%	27%	26%	27%	35%	22%
Critical Care (excluding custom products)	25%	23%	24%	17%	20%	—	—
Punctur-Guard®	3%	2%	2%	3%	3%	5%	7%
CLC2000®	3%	3%	3%	3%	3%	4%	4%
Other products	6%	7%	8%	7%	5%	5%	4%
License, royalty and revenue share	1%	1%	2%	2%	2%	4%	4%
Total	100%	100%	100%	100%	100%	100%	100%

Critical care, critical care custom products and other MCDA products account for 36% and 38% of total revenue for the three and nine months ended September 30, 2006, respectively. Custom I.V. systems, excluding critical care custom products, were 21% and 19% of total revenues for the three and nine months ended September 30, 2006, respectively.

Most custom I.V. systems include one or more CLAVE. Total CLAVE sales including custom I.V. systems with at least one CLAVE were $24.1 million or 50% of total revenue in the third quarter of 2006 compared to $23.9 million or 51% of total revenue in the third quarter of 2005. Total CLAVE sales including custom I.V. systems with at least one CLAVE were $72.2 million or 48% of total revenue in the first nine months of 2006 compared to $65.1 million or 57% of total revenue in the first nine months of 2005.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines. We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. Under one of our Hospira Agreements, we manufacture all new custom I.V. systems for sale by Hospira and jointly promote the products under the name SetSource. We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care custom products in the product offerings of those entities.  Custom products accounted for approximately $39.7 million or 27% of total revenue in the first nine months of 2006, including sales under the Hospira SetSource program of approximately $11.7 million and custom critical care products that we manufactured for Hospira under the MCDA of approximately $11.0 million. We expect continued increases in sales of custom products. Punctur-Guard product revenues in the first nine months of 2006 were $3.6 million. In 2004 and 2005, we invested in a company developing a new medical device. Sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the MCDA to produce their invasive monitoring, angiography products and certain other products they had manufactured at that facility. There is no assurance that any of these initiatives will continue to succeed.

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. This includes the use of automated assembly equipment for new and existing products, use of larger molds and molding machines, centralization of all proprietary molding in Salt Lake City, expansion of our production facility in Mexico to take over manual assembly previously done in Salt Lake City, possible establishment of other production facilities outside the U.S. and development and implementation of proprietary, highly sophisticated, custom software systems for custom design and validation, order processing, materials handling, tracking, labeling and invoicing and innovative systems and procedures to expedite assembly and distribution operations.

We distribute products through three distribution channels. Product revenues for each distribution channel were as follows:

	Three months ended September 30,		Nine months ended September 30,		Fiscal Year Ended
Channel	2006	2005	2006	2005	2005	2004	2003

Medical product manufacturers (domestic)	74%	78%	76%	75%	76%	57%	71%
Independent domestic distributors	15%	15%	14%	17%	16%	31%	23%
International distribution	11%	7%	10%	8%	8%	12%	6%
Total	100%	100%	100%	100%	100%	100%	100%

Quarter-to-quarter comparisons: We present summarized income statement data in Item 1. Financial Statements.  The following table shows, for the year 2005 and the third quarter and first nine months of 2006 and 2005, the percentages of each income statement caption in relation to revenues.  (We currently calculate our gross profit percentage based on net sales, which includes only product sales and excludes non-product revenue such as license fees. See below for more information on non-product revenue. We present the alternative calculation based on net product revenue for the convenience of readers.)

	Year	Quarter ended September 30,		Nine months ended September 30
	2005	2006	2005	2006	2005
Revenue
Net sales	98%	99%	99%	98%	98%
Other	2%	1%	1%	2%	2%
Total revenues	100%	100%	100%	100%	100%

Gross profit
Percentage of net sales	43%	38%	41%	42%	43%
Percentage of total revenues	44%	39%	41%	43%	44%

Selling, general and administrative expenses	23%	23%	20%	23%	24%
Research and development expenses	3%	3%	3%	4%	2%
Gain on sale of long-lived asset	0%	4%	0%	2%	0%
Total operating expenses	26%	22%	23%	25%	26%

Income from operations	18%	17%	18%	18%	18%
Other income	2%	3%	1%	2%	2%
Income before income taxes and minority interest	20%	20%	19%	20%	20%
Income taxes	7%	7%	7%	7%	7%
Minority interest	0%	0%	0%	0%	0%
Net income	13%	13%	12%	13%	13%

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

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005

Revenues increased $2.1 million to $48.6 million in the third quarter of 2006, compared to $46.5 million in the third quarter of 2005.

Distribution channels:  Net U.S. sales to Hospira in the third quarter of 2006 were $35.2 million, compared to net sales of $35.7 million in the third quarter of 2005. Net sales of CLAVE Products to Hospira, excluding custom CLAVE I.V. systems were $12.8 million in the third quarter of 2006, compared to $13.8 million in the third quarter of 2005, on a small downward fluctuation in unit sales mainly due to the timing of shipments during the quarter; shipments of CLAVE products to Hospira have increased on a year-to-date basis.

Sales to Hospira under the SetSource program approximated $3.9 million in the third quarter of 2006 compared to $3.7 million in the third quarter of 2005, an increase of 4%. The SetSource increase is attributed to unit sales increases in the custom set market. Sales to Hospira under the MCDA were $17.6 million or 36% of total revenue in the third quarter of 2006 compared to $16.6 million or 36% of total revenue in the third quarter of 2005.  We expect a significant increase in our sales to Hospira in 2006 from the inclusion of critical care products for a full year, continuing growth in sales of custom I.V. systems and a modest percentage growth in CLAVE and other product sales, although there is no assurance that these expectations will be realized.

Net sales to independent domestic distributors (including Canada) were $7.3 million and $6.7 million in the third quarters of 2006 and 2005, respectively.  The increase was primarily from increased sales in custom I.V. systems due to increased unit volume.  We expect that sales to domestic distributors will increase principally from growth in custom I.V. system business, with modest growth in sales of other products, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $5.0 million in the third quarter of 2006, compared with $3.3 million in the third quarter of 2005, an increase of 51%. The increase was primarily attributable to a $1.9 million increase in sales in Europe. The principal product lines showing increases were custom I.V. systems, which accounted for 58% of the increase, Punctur-Guard products, which accounted for 24% of the increase and CLAVE, which accounted for 18% of the increase.  These increases were due to increased unit volumes.  The Punctur-Guard sales increase was a temporary increase and we do not expect the same level of sales in the future periods.  We expect significant increases in sales to international customers across all areas and all principal product lines, excluding Punctur-Guard, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) decreased from $17.4 million in the third quarter of 2005 to $16.6 million in the third quarter of 2006.  U.S CLAVE sales to Hospira accounted for this decrease, as explained above. Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $24.1 million in the third quarter of 2006 compared with $23.9 million in the third quarter of 2005.

Sales to Hospira of critical care products, excluding custom critical care products sales, were $12.1 million in the third quarter of 2006 compared to $10.7 million in the third quarter of 2005.  The increase is due to increased unit sales.

Net sales of custom products, including custom critical care products, were $13.7 million in the third quarter of 2006 as compared with $12.3 million for the third quarter of 2005, an increase of $1.4 million, principally because of increased unit volume. International distributors accounted for approximately $1.0 million of the increase, domestic distributors accounted for approximately $0.4 million of the increase.

Net sales of Punctur-Guard products (excluding royalties) were $1.3 million in the third quarter of 2006 compared to $0.9 million in the third quarter of 2005.  The increase was primarily from temporarily higher international sales.

Net sales of the CLC2000 were $1.3 million and $1.4 million in the third quarter of 2006 and 2005, respectively.  The decrease was comprised of lower Hospira purchases and was offset in part by modest unit volume increases in all other distribution channels.

Sales of other products were $3.1 million in the quarter ended September 30, 2006 and $3.4 million in the quarter ended September 30, 2005.  Sales for the third quarters of 2006 and 2005 include $1.7 million and $2.0 million, respectively, of products manufactured under the MCDA related to a product line that we will no longer manufacture under the MCDA after 2006.  We did not purchase the production equipment for this product line.

Other revenue consists of license, royalty and revenue share income and was approximately $0.5 million in the third quarter of 2006 and $0.4 million in the third quarter of 2005. We may receive other license fees or royalties in the future for the use of our technology. We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margin for the third quarter of 2006 and 2005, calculated on net sales and excluding other revenue, was 38% and 41%, respectively.  The margin for the 2006 quarter was negatively impacted by approximately $3.0 million in non-recurring costs including unabsorbed overhead as the San Clemente plant was shut down and production commenced in Salt Lake City, costs of moving machinery, and severance costs of personnel in San Clemente related to our completed move from San Clemente to Salt Lake City.  The move from San Clemente to Salt Lake City is complete and all machinery is fully operational in Salt Lake City.  Excluding these non-recurring costs, we continued our improvements in our gross margins and expect our gross margins in the fourth quarter of 2006 to improve, although there is no assurance that these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) increased by $1.5 million to $11.1 million, and were 23% of revenues in the third quarter of 2006 compared to 20% of revenues in the third quarter of 2005. The increase in costs was partially due to $0.9 million of increased compensation and benefit expenses, principally from the addition of new sales personnel and increased pay rates.  We expect SG&A in 2006 to be approximately 22% to 24% of revenue.  There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $1.6 million in the third quarter of 2006 compared to $1.4 million in the third quarter of 2005.  The increase was primarily from new R&D activity associated with critical care products.

Other income is from investment earnings of $1.0 million and $0.5 million for the third quarters of 2006 and 2005, respectively and $0.3 million payment of a legal settlement for the third quarter of 2006.  The increase in investment earnings is due to higher yield rates and higher invested amounts.

Minority interest was $0.2 million and $0.1 million in the third quarters of 2006 and 2005, respectively and represents the minority interest share of the net loss of the subsidiary developing a new medical device for use in screening heart disease.

Income taxes were accrued at an effective tax rate of 37.0% and 35.2% in the third quarter of 2006 and 2005, respectively.  The increased rate reflects a lower level of tax credits in 2006.

Nine months ended September 30, 2006 Compared to the nine months ended September 30, 2005

Revenues increased $34.5 million to $148.8 million in the nine months ended September 30, 2006, compared to $114.3 million in the nine months ended of 2005.

Distribution channels:  Net U.S. sales to Hospira in the nine months ended September 30, 2006 were $110.0 million, compared to net sales of $82.6 million in the nine months ended of 2005. Net sales of CLAVE Products to Hospira, excluding custom CLAVE I.V. systems were $39.5 million in the nine months ended September 30, 2006, compared to $38.3 million in the nine months ended of 2005, on a net increase in unit sales.

Sales to Hospira under the SetSource program approximated $11.7 million in the nine months ended September 30, 2006 compared to $10.5 million in the nine months ended of 2005, an increase of 12%. The SetSource increase is attributed to unit sales increases in the custom I.V. system market. Sales to Hospira under the MCDA were $56.2 million or 38% of total revenue in the nine months ended September 30, 2006 compared to $29.8 million or 26% of total revenue in the nine months ended of 2005.  This increase is primarily because the MCDA began in May of 2005, so there were no MCDA sales in the first four months of 2005.

Net sales to independent domestic distributors (including Canada) were $20.3 million and $18.7 million in the first nine months of 2006 and 2005, respectively.  The increase was primarily from increase unit sales of custom I.V. systems due to unit increases.

Net sales to international customers (excluding Canada) were $14.5 million in the nine months ended September 30, 2006, compared to $9.1 million in the nine months ended of 2005, an increase of 60%. Most of the increase was attributable to increased sales in Europe. The principal product lines showing increases were custom I.V. systems, which accounted for 55% of the increase and CLAVE, which accounted for 26% of the increase.  Both increases were due to increased unit volumes.

Product and other revenue:  Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $48.2 million in the nine months ended of 2005 to $50.8 million in the nine months ended September 30, 2006.  Increased U.S. CLAVE Product sales to Hospira and increased CLAVE Product sales to international distributors accounted for the increase.  Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $72.2 million in the nine months ended September 30, 2006 compared with $65.1 million in the nine months ended of 2005. This increase was due to increased unit purchases of CLAVE products in all our distribution channels.

Sales to Hospira of critical care products, excluding custom critical care products sales were $36.4 million in the nine months ended September 30, 2006 compared to May through September sales in 2005 of $19.3 million.

Net sales of custom products, including custom critical care products, were $39.7 million in the nine months ended September 30, 2006 compared with $30.3 million for the nine months ended of 2005, an increase of $9.4 million.  Net sales of custom critical care products were $11.0 million in the nine months ended September 30, 2006 and were $6.9 million in May through September of 2005.  Net sales of custom I.V. systems increased approximately $5.3 million, or 23%, to $28.7 million in the nine months ended September 30, 2006 compared to the nine months ended of 2005, principally because of increased unit volume. The SetSource program with Hospira accounted for approximately $1.2 million of the increase, international distributors accounted for approximately $3.0 million of the increase and domestic distributors accounted for the balance of the increase.

Net sales of Punctur-Guard products (excluding royalties) were $3.6 million in the nine months ended September 30, 2006 and $3.4 million in the nine months ended of 2005.  The increase was due to temporary higher international sales, offset by decreases in U.S. sales to Hospira.

Net sales of the CLC2000 were $4.0 million in the nine months ended September 30, 2006 and 2005.  Lower purchases by Hospira were offset by modest unit volume increases in all other distribution channels.

Sales of other products were $11.9 million in 2006 and $6.7 million in 2005.  The nine months ended September 30, 2006 and 2005 included other product sales $8.7 million and $4.0 million, respectively, related to a product line manufactured under the MCDA that we will no longer manufacture after 2006.

Other revenue consists of license, royalty and revenue share income and was approximately $2.4 million in the nine months ended September 30, 2006 and 2005.

Gross margin for the nine months ended September 30, 2006 and 2005, calculated on net sales and excluding other revenue, was 42% and 43%, respectively.  Our gradual margin improvements since commencement of the MCDA were negatively impacted by non-recurring move costs to move production from San Clemente to Salt Lake City.

Selling, general and administrative expenses (“SG&A”) increased by $6.7 million to $33.9 million, and were 23% of revenues in the nine months ended September 30, 2006, compared with 24% in the nine months ended of 2005. The increase in costs was partially due to $4.0 million of increased compensation and benefit expenses, including increased bonuses, the addition of our Salt Lake City facility, the addition of new sales personnel and increased pay rates.  Travel expense increases accounted for approximately $0.9 million of the increase.  Increased computer related costs, which includes software expenses, maintenance costs and hosting costs, increased by $0.8 million.   Amortization of intangibles and depreciation accounted for a $0.4 million increase.

Research and development expenses (“R&D”) were $5.5 million in the nine months ended September 30, 2006 compared to $3.0 million in the nine months ended of 2005.  This increase was primarily from R&D activity associated with R&D activity on critical care products.  The increase also included a $0.5 million increase from our majority—owned subsidiary developing a new medical device being designed for use in screening for heart disease.

Other income is from investment earnings of $2.7 million and $1.6 million for the first nine months of 2006 and 2005, respectively, and $0.5 million payment of a legal settlement in the first nine months of 2006 and 2005.  The increase in investment earnings is due to higher yield rates and higher invested amounts.

Minority interest was $0.4 million and $0.3 million in the first nine months of 2006 and 2005, respectively and represents the minority interest share of the net loss of the company developing a new medical device for use in screening heart disease.

Income taxes were accrued at an effective tax rate of 37.0% and 35.2% in the nine months ended September 30, 2006 and 2005, respectively.  The increased rate reflects a lower level of tax credits in 2006.

Liquidity and Capital Resources

In the nine months ended September 30, 2006nine months ended September 30, 2006, our cash and liquid investments increased by $18.8 million.  Operating activities generated $17.3 million in cash, we received $13.4 million from our stock plans (including tax benefits) and we received $6.1 million from the sale of one of our buildings.  This was primarily offset by $14.9 million in purchases of property and equipment and $4.0 million for the purchase of treasury stock.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results. However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories, and the timing of tax payments.

Accounts receivable increased $8.3 million from December 31, 2005, which is primarily due to higher sales in the third quarter of 2006 compared to the fourth quarter of 2005.

We generally try to maintain a minimal amount of inventory of finished goods and work in process, but we maintain larger amounts of components (classified as raw material) acquired from third parties to avoid production delays if deliveries by our suppliers are late. The critical care products require more raw material and work-in-process inventories in relation to sales because of the relatively large number of different products produced and relatively long production cycles. Our inventory balance increased by $3.9 million from December 31, 2005 because of an increase of $2.9 million in work-in-process and finished goods and $1.0 million in raw materials.  We increased our finished goods to build a buffer stock of inventory as we moved production from San Clemente to Salt Lake City.  This move was completed in the third quarter of 2006.  We expect inventory balances to decrease from the September 30, 2006 balances in the fourth quarter of 2006.

Tax benefits from stock options, which were the tax benefits of tax deductions in excess of compensation cost recognized, are no longer classified in Cash Flows from Operating Activities, but are included in Cash Flows from Financing Activities commencing January 1, 2006 under the newly effective SFAS 123R.

We expect our sales will continue to grow in the future. As sales increase, use of working capital is expected to increase to fund the increase in operations.

Investing Activities:  During the nine months ended September 30, 2006, we used cash of $28.8 million in investing activities. This was comprised of purchases of property and equipment of $14.9 million and net purchases of liquid investments of $20.8 million, partially offset by proceeds from finance loan payments of $0.9 million and $6.1 million of proceeds from sale of one of our buildings in San Clemente.

In June 2006, we purchased the land and building that our plant in Italy operates in for $2.1 million.  Also, improvements are near completion at our Salt Lake City facility to accommodate moving all molding and automated assembly from our San Clemente and Connecticut facilities at a cost of $3.4 million.  In addition, we have also expanded our production facility in Mexico by 45,000 square feet to take over most of the manual assembly from our Salt Lake City facility. The moves from Salt Lake City to Mexico began in July 2005 and we expect them to be completed by April 2007.  The moves from San Clemente to Salt Lake City began in April 2006 and were completed in September 2006. We will also add another 80,000 square feet to our production facility in Mexico at a total estimated cost of $7.0 million.  Construction of this addition will commence in the fourth quarter of 2006 and is estimated to be completed in 2007.

In September 2006, we sold one of our buildings in San Clemente.  This building was used for the manufacturing that was moved to Salt Lake City.  The net book value of the land and building was $4.0 million.  After deducting selling fees, we recognized a gain of $2.1 million on a net sales price of $6.1 million.  The gain is reflected in operating expenses.  The proceeds are reflected in investing activities.

We estimate that capital expenditures in 2006, including the building improvements in our Salt Lake City and Mexico facilities, will be approximately $20.0 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

ICU Finance, Inc. is a wholly owned consolidated subsidiary that we established in 2002 as a licensed commercial lender to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. Loans were made only to credit-worthy healthcare entities and are fully secured by real and personal property. At September 30, 2006, $2.7 million in loans were outstanding. Scheduled maturities are: remainder of 2006 $0.3 million; 2007 $1.1 million and 2008 $1.3 million. Weighted average maturity (principal and interest) at September 30, 2006 was 1.2 years and the weighted average interest rate was 5.8%. There were no unfunded commitments at September 30, 2006.

Financing Activities:   Cash provided by stock options and the employee stock purchase plan, including tax benefits of $4.4 million, was $13.4 million in the nine months ended September 30, 2006 to purchase 525,663 shares.  Cash provided by stock options and the employee stock purchase plan in the nine months ended of 2005, excluding tax benefits of $2.2 million, was $4.2 million to purchase 302,618 shares.  The tax benefits from the exercise of stock options fluctuates based principally on when employees choose to exercise their vested stock options. Tax benefits from the exercise of stock options in the nine months ended September 30, 2006 were $4.4 million. The amount in the nine months ended of 2005 was $2.2 million, and, as explained above, is included in Cash Flows from Operating Activities.

In July 2006, we adopted a plan to initially purchase common stock at a cost of up to $2.0 million and thereafter purchase common stock at a cost of up to $1.0 million each month for a year.  We purchased $4.0 million of our common stock during the quarter ended September 30, 2006.  We expect to purchase additional treasury stock of up to $3.0 in the fourth quarter of 2006.  The plan is subject to being discontinued at any time.

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

	2006	2007	2008	2009
MCDA	$2,481	$5,500	$5,500	$5,500
Property and equipment	5,242	7,950	—	—
Total	$7,723	$13,450	$5,500	$5,500

Forward Looking Statements

Various portions of this Report, including this Management’s Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” and we identify them by using words such as “believe,” “expect,” “estimate,” “plan,” “will,” “continue,” “could,” may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

•                  future operating results and various elements of operating results, including future expenditures on sales and marketing and product development, future sales and unit volumes of products, future license, royalty and revenue share income, production costs, gross margins, SG&A, R&D expense, income, losses, cash flow, changes in working capital items such as receivables and inventory, selling prices, and income taxes;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities at seven to forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates. As of September 30, 2006, we had no declines in the market values of these securities.

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

At September 30, 2006, we had outstanding commercial loans of approximately $2.7 million. Loans were made only to credit worthy parties and are fully secured by real and personal property. We plan to hold the loans until maturity or payoff. Maturities are three years or less and the weighted average maturity (principal and interest payments) is 1.2 years. Because of the relatively small amount of the commercial loans, market risk is not significant to our financial statements.

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro, British Pound, and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for Italy, where our net Euro position at September 30, 2006 was approximately €2.6 million. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

In an action filed September 10, 2004 entitled ICU Medical, Inc. v. Fulwider Patton Lee & Utecht, LLP (“Fulwider”), in the Superior Court of California for the County of Orange, we allege that during the course of its representation of us and continuing thereafter, Fulwider engaged in various matters for our direct competitors, including Alaris and others, and committed other acts of negligence and breaches of the attorney-client relationship.  On November 16, 2005, the Court enjoined Fulwider from advising or representing Alaris in connection with the matter of ICU Medical, Inc. v. Alaris Medical Systems, Inc.  On December 2, 2005, with leave of the Court, we filed an amended complaint naming Cardinal Health 303, Inc. (formerly Alaris Medical Systems, Inc.) as an additional defendant.  On March 27, 2006, the Court sustained Alaris’ demurrers to an amended complaint without leave to amend, effectively removing Alaris as a defendant.  We are seeking appellate review of the Court’s ruling sustaining Alaris’ demurrers.  In the Fulwider action, we seek monetary damages and injunctive relief and intend to vigorously pursue this matter.  This case is currently scheduled for trial in January 2007.  The outcome of this matter cannot be determined at this time.

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

We have steadily increased our sales to Hospira in recent years, except for 2004 when sales to Hospira declined as Hospira reduced its inventories of our products. As a result, we depend on Hospira for a high percentage of our sales. U.S. sales to Hospira increased by approximately $27.4 million in the nine months ended September 30, 2006 compared to the nine months ended of 2005. Approximately $26.4 million of the nine months ended increase was attributable to the purchase of Hospira’s Salt Lake City plant and commencement of production under a twenty-year MCDA as of May 1, 2005.  The table below shows our total revenue attributable to various types of customers for the nine months ended September 30, 2006, and for 2005, 2004 and 2003 (dollars in millions):

	Nine months ended		Years Ended December 31,
	September 30, 2006		2005		2004		2003

Hospira (U.S.)	$110.0	74%	$115.0	73%	$39.8	53%	$71.3	67%
Other manufacturers	1.6	1%	2.2	1%	1.5	2%	1.5	1%
Domestic distributors	20.3	13%	24.4	16%	22.4	30%	24.1	23%
International distributors	14.5	10%	13.0	8%	9.0	12%	5.8	5%
Other revenue	2.4	2%	2.9	2%	2.8	3%	4.6	4%

Our principal agreements with Hospira are the MCDA, a strategic supply and distribution agreement for most of our other medical devices in the domestic and international markets and an agreement to sell Hospira custom I.V. systems to Hospira; the latter two agreements extend through 2014.

In 2004, Hospira substantially reduced its purchases of CLAVE products because it was reducing its inventories of our products. This caused a significant reduction in our sales and led to a net loss in the third and fourth quarters of 2004. If the steps we have taken to monitor and control the amount of Hospira’s inventory of CLAVE products to avoid future inventory reductions are not successful we could experience sharp fluctuations in sales of CLAVE products to Hospira in the future.

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

We intend to relocate substantial portions of our manufacturing facilities by early 2007, and these relocations are in progress or completed. We completed the move of all manufacturing in San Clemente, consisting of molding and automated assembly, to our Salt Lake City facility in September 2006. We also plan to move remaining manufacturing operations in Connecticut to the Salt Lake City facility. We are in the process of moving most of the manual assembly operations previously performed in Salt Lake City to our Ensenada, Mexico facility, although we may move some of them to another low-cost location and expect that some highly skilled processes may stay in Salt Lake City.

Our performance under the MCDA, the relocation of our California and Connecticut manufacturing operations, the expansion of our Mexico facility, the implementation of new manufacturing and assembly processes and techniques and the establishment of financial controls impose a significant burden on our management, human resources, operating and financial and accounting functions.  The need to expand our capabilities in each of these areas and to devote significant time and effort to integrating the production under the MCDA with our existing operations is diverting management’s attention from our other operations. In addition, we may require additional expertise, capability and capacity that can best be obtained through other acquisitions.

Certain of the manual assembly operations require expertise that will require significant and ongoing training of the personnel at the location performing the assembly. The products made using manual assembly in Salt Lake City are different than the products that we historically have made in Mexico. The transfer of production requires a significant transfer of knowledge from Salt Lake City to the new manufacturing location, and if this is not completed successfully, we could experience production interruptions and production quality issues which could adversely affect our sales and income.

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

For the nine months ended September 30, 2006, CLAVE products accounted for approximately 34% of our revenue and 48% of our revenue including custom I.V. systems incorporating a CLAVE.  We depend heavily on sales of CLAVE products, especially sales of CLAVE products to Hospira. Most of our CLAVE sales are in the United States, where we expect our growth in sales to moderate in the future as further penetration of markets available to our existing customers in the United States becomes increasingly difficult. Future significant sales increases for CLAVE products may depend on increases in sales of custom I.V. systems expansion in the international markets or acquisition of new customers in the United States. We cannot give any assurance that sales of CLAVE products will increase indefinitely or that we can sustain current profit margins on CLAVE products indefinitely.

We believe that the success of the CLAVE has motivated, and will continue to motivate, others to develop one piece needleless connectors. In addition to products that emulate the characteristics of the CLAVE, it is possible that others could develop new product concepts and technologies that are functionally equivalent or superior to the CLAVE. If other manufacturers successfully develop and market effective products that are competitive with CLAVE products, CLAVE sales could decline as we lose market share, and/or we could encounter sustained price and profit margin erosion.

If our efforts to increase substantially our custom products business is not successful or we cannot increase sales of other products and develop new, commercially successful products, our sales may not continue to grow.

Our continued success may be dependent both on the success of our strategic initiative to increase substantially our custom product business and develop significant market share on a profitable basis and on new product development. Our total sales of custom products including custom I.V. products and custom critical care products, reached $39.7 million in the nine months ended September 30, 2006, an increase of 31% over the same period in 2005; 56% of this increase was in custom I.V. products.  Sales of custom I.V. products increased by 27% in the nine months ended September 30, 2005 as compared with the same period in 2004, 22% in 2005 over 2004,

15% in 2004 over 2003 and 50% in 2003 over 2002.  The success of our custom product sales program will require a larger increase in sales in the future than was achieved in 2005 and 2004 and there is no assurance that such an increase will be achieved or sustained. Although we are seeking to continue to develop a variety of new products, there is no assurance that any new products will be commercially successful or that we will be able to recover the costs of developing, testing, producing and marketing such products. Certain healthcare product manufacturers, with financial and distribution resources substantially greater than ours, have developed and are marketing products intended to fulfill the same functions as our products.

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

We manufacture substantially all of our product components, except for standard components which are available as commodity items, and assemble them into finished products. Automated assembly of components into finished products involves complex procedures requiring highly sophisticated assembly equipment which is custom designed, engineered and manufactured for us. As a result of the critical performance criteria for our products, we have at times experienced problems with the design criteria for or the molding or assembly of our products. We believe that we have resolved all significant design, manufacturing and assembly problems with respect to products historically manufactured in San Clemente and Connecticut. We are continuing our assessment of design, manufacturing and assembly operations for critical care products made at the Salt Lake City facility and that assessment has resulted in changes and will result in future changes, some of which may be significant. There is no assurance that operations will not be adversely affected by unanticipated problems with current or future products.

We have expanded our manufacturing capacity substantially in recent years, and we expect continuing expansion will be necessary. Molds and automated assembly machines generally have a long lead-time with vendors, often nine months or longer. Inability to secure such tooling in a timely manner, or unexpected increases in production demands, could cause us to be unable to meet customer orders. Such inability could cause customers to seek alternatives to our products.

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

As of September 30, 2006, we employed 843 people in our plant in Ensenada, Mexico, and expect this to increase in the future. Business activity in the Ensenada area is expanding significantly, providing increasing employment opportunities. This could have an adverse effect on our ability to hire or retain necessary personnel and result in an increase in labor rates. We continue to take steps to compete for labor through attractive employment conditions and benefits, but there is no assurance that these steps will continue to be successful or that we will not face increasing labor costs in the future.

Increases in the cost of petroleum-based and natural gas-based products or loss of supply could have an adverse effect on our profitability.

Most of the material used in our products is resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil markets are being affected by political uncertainty in the Middle East, and there can be no assurance that there will not be an interruption in crude oil supplies.  Any such interruption could have an adverse effect on our ability to produce our products.  Also, crude oil and natural gas prices in 2006 reached record highs. Our suppliers have passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and at least some of these costs have been passed on to us. Our ability to recover those higher costs may depend upon our ability to raise prices to our customers. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances could have an adverse effect on our profitability.

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

To market our products in the European Community (“EC”), we must conform to additional requirements of the EC and demonstrate conformance to established quality standards and applicable directives. As a manufacturer that designs, manufactures and markets its own devices, we must comply with the quality management standards of EN ISO 9001(1994)/ISO 13485 (1996). Those quality standards are similar to the FDA’s Quality System Regulations but incorporate the quality requirements for product design and development. Manufacturers of medical devices must also be in conformance with EC Directives such as Council Directive 93/42/EEC (“Medical Device Directive”) and their applicable annexes. Those regulations assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC. Once a manufacturer and its devices are in conformance with the Medical Device Directive, the “CE” Mark maybe affixed to its devices. The CE Mark gives devices an unobstructed entry to all the member countries of the EC. There is no assurance that we will continue to meet the requirements for distribution of our products in Europe.

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

The market for small-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From the beginning of 2005 through September 2006, our trading price ranged from a high of $46.81 per share to a low of $23.01 per share. We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders and substantial product orders could contribute to the volatility in the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

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

For the past several years there has been a significant “short” position in our common stock, consisting of borrowed shares sold, or shares sold for future delivery which may not have been borrowed. We do not know whether any of these short positions are covered by “long” positions owned by the short seller. The short position, as reported by the Nasdaq Stock Market on September 15, 2006 was 2,200,300 shares, or approximately 15% of our outstanding shares. Any attempt by the short sellers to liquidate their position over a short period of time could cause very significant volatility in the price of our common stock.

We have outstanding stock options which may dilute the ownership of existing shareholders

At September 30, 2006, we had outstanding stock options to purchase 3.6 million shares, all of which had an exercise price below the market price of our stock. Exercise of those options would dilute the ownership interest of existing shareholders.

Continued compliance with recent securities legislation could be uncertain and could substantially increase our administrative expenses.

The Sarbanes-Oxley Act of 2002 imposed significant new requirements on public companies. We have complied with most of these without undue effort or expense. However, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 requiring management to document and report on the effectiveness of internal controls over financial reporting and our independent registered public accounting firm to audit and report on the design and effectiveness of our internal controls over financial reporting has been extremely expensive. Further, there is no certainty that we will continue to receive unqualified reports on our internal controls over financial reporting from our independent registered public accounting firm and what actions might be taken by securities regulators or investors if we are unable to obtain an unqualified report.

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

ICU Medical, Inc.
(Registrant)

/s/Francis J. O’Brien	Date: October 25, 2006
Francis J. O’Brien
Chief Financial Officer
(Principal Financial Officer)

/s/Scott E. Lamb	Date: October 25, 2006
Scott E. Lamb
Controller
(Principal Accounting Officer)