Form 10-K
period 2006-12-31
ICU MEDICAL INC/DE
filed 2007-03-01
CIK 883984

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 or

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
Common Stock, $0.10 par value

Securities Registered Pursuant to Section 12 (g) of the Act:
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  .   ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes     ☒ No

Indicate by check mark registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐            Accelerated filer☒            Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of Registrant as of June 30, 2006, the last business day of Registrant’s most recently completed second fiscal quarter, was $549,812,483*.

The number of shares outstanding of Registrant’s Common Stock, $.10 par value, as of February 23, 2007 was 14,637,307.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2007 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following Registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Report.

*  Without acknowledging that any person other than Dr. George A. Lopez is an affiliate, all directors and executive officers have been included as affiliates solely for purposes of this computation.

PART I

Item 1.  Business.

We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in vascular therapy applications.  Our devices are designed to protect patients from catheter related bloodstream infections and healthcare workers from exposure to infectious diseases through accidental needlesticks.  We are also a leader in the production of custom I.V. systems and we incorporate our proprietary products into many of those custom I.V. systems.  With the acquisition of Hospira, Inc.’s (“Hospira”) Salt Lake City plant in May 2005 and commencement of production under a twenty-year Manufacturing, Commercialization and Distribution Agreement with Hospira (“MCDA”), we are now also a significant manufacturer of critical care medical devices, including catheters, angiography kits and cardiac monitoring systems.

In 1993, we launched the CLAVE®, an innovative one-piece, needleless I.V. connection device that accounted for approximately 34% of our revenue in 2006 exclusive of CLAVEs incorporated into custom I.V. systems.  We believe that the CLAVE offers superior infection control benefits for the patient and for healthcare providers a combination of safety, ease of use, reliability and cost effectiveness that is superior to any other protective I.V. connection system on the market.  It allows protected, secure and sterile I.V. connections without needles and without failure-prone mechanical valves used in the I.V. connection systems of some competitors.  The CLAVE is a successor to our protected needle products first introduced in 1984.  We designed the CLAVE to eliminate needles from certain applications in acute care hospitals, home healthcare, ambulatory surgical centers, nursing homes, convalescent facilities, physicians’ offices, medical clinics, and emergency centers.  Reduction in the use of needles not only decreases needlesticks but also reduces the number of needles to be disposed of and certain safety risks inherent in needle handling and disposal.

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines.  We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care CLAVE and custom products in the product offerings of those entities.  Under one of our Hospira Agreements, we manufacture all new custom I.V. systems for sale by Hospira and jointly promote the products under the name SetSource®. A majority-owned subsidiary is developing a new medical device for screening heart disease; sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the MCDA to produce Hospira’s invasive monitoring, angiography products and certain other products they had manufactured at that facility.  Custom I.V. and critical care products accounted for approximately $56.4 million or 28% of total revenue in 2006, including sales under the Hospira SetSource program of approximately $15.8 million and custom critical care products that we manufactured for Hospira under the MCDA of approximately $16.9 million. Sales of critical care products, excluding custom products and products we no longer manufacture, were $49.6 million in 2006. There is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

The principal products that we have introduced in recent years are the TEGO ™ Connector, a new Y-CLAVE connector with integral check valve, the Orbit 90™ diabetes set and a line of custom I.V. therapy products for use in oncology.  In 2007, we expect to launch the Spiros™ Closed Male Connector, Genie™ Closed Vial Access Device, both of which are initially for use in oncology, and DyePod™ Contrast Management System and other expansion products to the oncology and angiography product lines.

We currently sell substantially all of our products to I.V. product manufacturers and independent distributors.  Hospira, our largest customer, accounted for 77% of our revenues in 2006.

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

I.V. Products

I.V. therapy lines, used in hospitals, and ambulatory clinics, consist of a tube running from a bottle or plastic bag containing an I.V. solution to a catheter inserted in a patient’s vein.  The tube typically has several injection ports or Y-sites (conventionally, entry tubes covered by rubber caps) to which a secondary I.V. line can be connected to permit constant intravenous administration of medications, fluids and nutrients, and to allow instantaneous intravenous administration of emergency medication.

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

Heightened awareness of the risk of infection from needlesticks and the substantial expense to healthcare providers of complying with regulatory protocols when needlesticks occur have led to growing demand for safe medical devices such as our needleless I.V. connectors. This awareness has also lead to significant federal and state legislation.  The federal Needlestick Safety and Prevention Act, enacted in 2000, modified standards promulgated by the Occupational Safety and Health Administration (“OSHA”) to require employers to use needle-safe systems where appropriate to reduce risk of injury to employees from needlesticks.  This was a significant expansion of the previous OSHA mandate that “universal precautions” be observed to minimize exposure to blood and other body fluids.  In 1998, the State of California enacted the bloodborne pathogen standard under the state’s occupational safety and health statute.  This standard mandates use of needlestick prevention controls, including needleless systems.  California was the first state to enact such legislation, and since then many other states have enacted similar legislation.  Our devices will allow a healthcare provider to be compliant with any of these standards.

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

The CLAVE is our largest selling product line, and accounted for $68.4 million or 34% of our revenue in 2006.  CLAVE products and Custom I.V. systems including one or more CLAVEs accounted for $97.9 million of our revenue in 2006.

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

Custom I.V. Systems

During late 1995, we entered the low end of the safe medical connector market by manufacturing and distributing I.V. sets which incorporated lower priced safe medical connectors, and also commenced manufacturing and distributing custom I.V. sets incorporating the CLAVE.  In 1999, we substantially increased our emphasis on marketing and selling custom I.V. systems.  To promote the growth of the business, we have developed innovative software systems and manufacturing processes known as SetMaker that permits us to design a custom I.V. set to a hospital’s or clinician’s exact specifications, commence production in Mexico or Italy within less than a day after we receive the customer order and ship smaller orders of the custom I.V. sets to the customer within three days of receipt.  While we are capable of meeting customer demand on this accelerated three-day schedule, in normal circumstances we ship within twenty-one to thirty days of receipt of the customers’ order.  This is a fraction of the time required by other custom set manufacturers.  The use of sophisticated design, ordering and order tracking systems and streamlined assembly and distribution processes allows us to sell custom I.V. sets at prices substantially lower than those charged by other producers of custom I.V. sets.

In February, 2001, we signed an agreement with Hospira under which we manufacture all new custom I.V. sets for sale by Hospira, and the two companies jointly promote the products under the name SetSource.  The current term of the agreement extends to 2014.  Sales of custom I.V. systems continue to increase as a result of the agreement and we expect further significant increases in sales of custom I.V. systems, although there is no assurance that such increases will be achieved.

We have committed significant resources to the strategic initiative to expand our custom I.V. system businesses and expect to incur additional expenses for continuing software development and enhancements in the manufacturing process.  To date, most of the I.V. set sales volume is in custom I.V. systems, and we expect this to continue.

During 2006, net sales of custom I.V. systems were approximately $39.4 million.  Over half of the custom I.V. set growth was in international sales.  Domestic distributors accounted for approximately 25% of the growth and the balance was from Hospira SetSource.

CLC2000®

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

We began marketing the CLC2000 in November 1997. We concentrate the marketing of the CLC2000 where its “no back-flow” features are of maximum benefit in patient care.  These are generally therapies that use long-term indwelling central venous catheters such as oncology and long-term infusion of medication.  CLC2000 accounted for $5.4 million of our revenue in 2006.

1o2® Valve

The 1o2 Valve is the first one-way or two-way drug delivery system. It functions as a single unit or in multiple “ganged” units as a manifold, for use primarily in anesthesia and critical care.  It provides the safety features of an automatic one-way valve, yet allows aspiration, or two-way function by simply pushing a button.  The 1o2 Valve can be used in place of products such as stopcocks and check valve manifolds.  We actively commenced sales in April 2000. Our manufacturing focus has been on anesthesia and critical care usage and we are selling the 1o2 Valve only as part of I.V. sets that we manufacture.  Sales of I.V. sets containing 1o2 Valves were approximately $5.8 million in 2006.

Critical Care Products

Critical care products are used to monitor vital signs as well as specific physiologic functions of key organ systems.  On May 1, 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into a twenty-year MCDA with Hospira, under which we produce for sale, exclusively to Hospira, substantially all the products that Hospira had manufactured at that facility.  Hospira retains commercial responsibility for the products we are producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing.  The critical care products manufactured at the Salt Lake City facility are invasive hemodynamic monitoring systems that are used to monitor cardiac function and blood flow in critically ill patients.  They include all components of the invasive monitoring system except capital equipment such as computers and monitors, which continue to be manufactured elsewhere by Hospira.  The products we manufacture, almost all of which are disposable, are the following.

Pressure monitoring devices. Disposable pressure-sensing devices provide accurate and continuous blood pressure readings and show the immediate effect of fluid management and drug administration.  These products are used most commonly on patients with suspected pulmonary disease or cardiovascular dysfunction.

Blood sampling systems. Blood sampling systems provide the clinician with a convenient, needleless method to obtain a patient’s blood sample and to administer I.V. fluids or drugs in conjunction with blood pressure monitoring devices.  They are designed to protect the clinician from exposure to bloodborne pathogens and reduce the risk of I.V. line contamination.

Angiography kits. A broad range of devices for use in the cardiac catheterization laboratory enable physicians to monitor the function of the heart and examine the coronary arteries.  They are various types of “Left Heart” and “Right Heart” procedural kits which include manifolds, syringes, stopcocks, specialized injection tubing and dye management systems, many of which contain pressure-sensing devices, and waste management systems.

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

Custom Critical Care         A substantial portion of the invasive monitoring and angiography products are custom products designed to meet the specific needs of the customer.  Most of the critical care products can be sold in custom systems containing specific components to meet the specific needs of the customer, and in some cases, custom made or acquired components.  We believe we can significantly expand the market for custom invasive monitoring and angiography products through cost savings using our proprietary low-cost manufacturing techniques, although there is no assurance that we will succeed in this.

Sales of critical care products were $66.6 million in 2006.  This includes custom critical care products but excludes $9.4 million of products which we no longer manufacture.

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

When we bought the Salt Lake City manufacturing facility from Hospira, we agreed to continue production of certain products temporarily pending transfer of production of those products to Hospira.  We have now discontinued and transferred to Hopsira production of products that accounted for $9.4 million of our revenues in 2006.

We purchased the Punctur-Guard blood collection needle products in 2002.  In late 2006, we decided to discontinue production of the product and terminated production in early 2007.  Sales of Punctur-Guard products were $4.9 million in 2006.

We have a significant number of patents on the technology in our products and methods used to manufacture them.  We have continuing royalty, license fee and revenue share income from our technology and from time to time may receive license fees or royalties from other entities for the use of our technology.

New Products

We are developing several new products that we intend to introduce in 2007 and later.  We believe innovative products continue to be important to maintaining and increasing our sales levels.

In September 2004, we invested approximately $2.5 million for 57% of a company developing a new medical device for screening for heart disease.  In October 2005, we invested an additional $1.5 million, increasing our ownership to 68%.  In February 2007, we increased our ownership to 94%.  The device is in the early stage of design, uses new technology, and completion of a marketable device is expected to take at least several years at a cost somewhat in excess of our current investment.  There is no assurance that a functional device will be developed or as to the timing of or cost of completing a marketable device.

In 2005, we introduced and in 2006, we launched, the TEGO™ Connector product, a new connector for use as an infection control device for use with dialysis catheters.  Also, in 2005, we launched a new Y-CLAVE connector with integral check valve, which we are using in our own production and expect to sell to Hospira in 2007.  In 2006, we introduced the Orbit 90 diabetes set, and in 2007 expect to introduce Spiros, a novel male luer connection device, and a line of I.V. therapy products used primarily for the delivery of hazardous medications such as chemotherapy which, if released can have harmful effects to the healthcare worker and environment.  Sales of these new products which have been introduced have been minimal to date due to lack of production tooling and some lack of production capacity.  We expect to have adequate tooling and capacity in 2007.

There is no assurance as to the levels of sales we will achieve with the new products or whether production will have adequate capacity for a successful launch of these products.

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

As of January 31, 2007, we employed 82 product specialists worldwide to support our medical product manufacturing customers’ and our independent domestic distributors.  Our product specialists call on prospective customers, demonstrate products and support programs to train the salespeople and customers’ staffs in the use of our products.

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

Hospira purchases CLAVE products packaged separately for distribution to healthcare providers and in bulk for assembly into Hospira’s full range of I.V. products.  The MicroCLAVE, 1o2 Valve, CLC2000, Lopez Valve and Rhino products are purchased and packaged separately.

Under another agreement with Hospira that extends to December 2014, we have the exclusive right to manufacture all new custom I.V. sets for sale by Hospira, other than those custom sets that Hospira was manufacturing before we entered into the agreement.  Hospira and we jointly promote the products under the name SetSource. Hospira is the exclusive and non-exclusive distributor and co-promoter of SetSource products to certain categories of customers, including SetSource products containing both companies’ proprietary products.

Under the MCDA with Hospira, we manufacture produce for sale, exclusively to Hospira, substantially all the products that Hospira had manufactured at the Salt Lake City facility that we purchased from Hospira in 2005.  The majority of the products under the MCDA are critical care products. Hospira retains commercial responsibility for the products we produce, including sales, marketing, distribution, pricing, customer contracts, customer service and billing.  We manufacture all critical care products sold by Hospira in the United States and all catheters sold by Hospira outside the United States.

Worldwide sales to Hospira accounted for approximately 77%, 74% and 53% revenue in 2006, 2005 and 2004, respectively.  Sales to Hospira under the MCDA accounted for approximately 38% of 2006 revenue and 30% of 2005 revenue.  The loss of Hospira as a customer would have a significant adverse effect on our business and operating results.

Independent Domestic Distributors

As of January 31, 2007, we had approximately 37 independent distributors in the United States and Canada who employ approximately 660 salespeople in the aggregate and which accounted for approximately 14% of our revenues in 2006.  We include Canada as “domestic” for administrative purposes.  Distributors purchase and stock our products for resale to healthcare providers.

No single independent distributor accounts for more than 2% of revenue in 2006.  Although the loss of one or more of our larger distributors could have an adverse affect on our business, we believe we could readily locate other distributors in the same territories who could continue to distribute our products to the same customers.

International

International distribution is concentrated principally in Europe, Asia Pacific, Southeast Asia, Latin America, South Africa and the Middle East.  Foreign sales (excluding Canada) accounted for approximately $20.6 million, $13.0 million and $9.0 million of our revenues in each of the years ended December 31, 2006, 2005 and 2004, respectively.  As of January 31, 2007, we had approximately 38 international distributors.  Customers in Europe are served by our distribution operation in Italy.  We serve the rest of the world from our facilities in the U.S. and Mexico.  We have four business development personnel serving Europe and four serving Asia Pacific, Southeast Asia, the Middle East, Africa and Latin America.  We expect to add more business development managers in 2007.  Administrative operations are in Roncanova in northern Italy (at the site of our assembly plant) and San Clemente.  Currently, all shipments from the United States are invoiced in U.S. dollars and sales from Italy are invoiced in Euros.

Under the MCDA, we manufacture all catheters sold outside the United States by Hospira.  We currently deliver those products to Hospira in the United States, for export by Hospira, or ship directly to a Hospira facility outside the United States.  Hospira retains commercial responsibility for those products.

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

We own a fully integrated medical device manufacturing facility in Salt Lake City, Utah with approximately 450,000 square feet.  This building includes approximately 82,500 square feet of class 100,000 clean room space, approximately 36,000 square feet of other manufacturing space, approximately 104,000 square feet of warehouse space and approximately 155,000 square feet of office space.  We acquired the Salt Lake City manufacturing facility from Hospira in 2005.  We completed significant improvements to that facility in 2006 and in the summer of 2006 we moved all production in San Clemente, consisting of molding and automated assembly of CLAVE and certain other products, to Salt Lake City.  This facility is currently equipped with 61 injection molding machines and ancillary equipment and 40 automated or semi-automated assembly machines.  These sophisticated, highly automated assembly systems are designed to minimize human intervention and assemble the CLAVE, Y-CLAVE, MicroCLAVE, CLAVE vial access spike, CLC2000, 1o2 Valve, RF150, B. Braun Protected Needle products and our critical care products, including catheters, angiography kits and cardiac monitoring systems.  The assembly systems are custom designed and manufactured for us.  A mold maintenance shop supports the repair and maintenance needs of our molding operation and manufactures some of our production molds.  In addition, the mold maintenance shop serves as a research and development prototype shop, and utilizes advanced computer assisted design systems and automated machining equipment.

Most of our manual assembly is done at our facility in Ensenada, Baja California, Mexico.  This facility includes approximately 105,000 square feet of production and warehousing space and an electron beam sterilizer.  We are currently adding an additional 136,000 square feet of warehouse and clean room space to this facility which should be completed in the spring of 2007.  Principal products assembled manually are I.V. therapy systems and custom angiography systems and kits, the Lopez Valve, and CLAVE ancillary products and accessories and critical care products.  We have been transferring manual assembly from the Salt Lake City manufacturing facility we acquired from Hospira to the Mexico facility.  We expect the expansion in Mexico to be adequate for growth of our business and the completion of the transfer of manual production form Salt Lake City to Mexico.

Our state-of-the-art injection molding technology and highly automated assembly systems are designed to maintain a high level of product quality and achieve high volume production at low unit manufacturing costs.  To achieve these advantages and to gain greater control over raw material and finished product delivery times, we mold our entire requirements of proprietary molded components.  The raw materials for our molding operation are principally resins and silicones, and these materials are available from several sources.  Generic, “off-the-shelf” items are purchased from outside vendors unless significant cost savings can be achieved by molding in-house.  We have no contracts with our suppliers beyond the terms of purchase orders issued.

The majority of the non critical care products we manufacture are sterilized in processes which use electron beam (“e-beam”) radiation.  Most critical care products and other certain products are currently sterilized in processes using gamma radiation or ethylene oxide gas (“EO”).  The products we assemble in Italy are sterilized using gamma radiation.  In February

2004, we commenced operation of our own sterilization facility at our plant in Mexico that is used to sterilize most of the product assembled in Mexico.  All other sterilization is done by independent contractors.

Following the move of San Clemente production to Salt Lake City in the summary of 2006, we sold the building in San Clemente which housed most of the molding and automated assembly in September 2006.  We currently have two buildings in San Clemente with a total of approximately 67,000 square feet, used for corporate offices, warehouse and research and development.

In 2006, we purchased a 21,000 square foot building near the facility we bought in northern Italy in 2003.  We assemble I.V. therapy systems at that plant, and it also serves as our European distribution center.

We also have a 37,500 square foot facility in Vernon, Connecticut, where we manufactured the Punctur-Guard products.  It also houses MedScanSonics, Inc., our 94% owned subsidiary.  We are currently considering future utilization of the building, and it may be sold.

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

Manufacturers of medical devices must also conform to EC Directives such as Council Directive 93/42/EEC (“Medical Device Directive”) and their applicable annexes.  Those regulations assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC.  Once a manufacturer and its devices are in conformance with the Medical Device Directive, the “CE” Mark may be affixed to its devices.  The CE Mark gives devices unobstructed entry to all the member countries of the EC.

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

Competition

The market for I.V. products and critical care products is intensely competitive.  We believe that our ability to compete depends upon our continued product innovation, the quality, convenience and reliability of our products, access to distribution channels, patent protection, and pricing.  We encounter significant competition in this market both from large established medical device manufacturers and from smaller companies.  Our ability to compete effectively depends on our ability to differentiate our products based on safety features, product quality, cost effectiveness, ease of use and convenience, as well as our ability to perceive and respond to changing customer needs.  In the long term, we expect that our ability to compete will continue to be affected by our ability to reduce unit manufacturing costs through improved production processes and higher volume production.

Our present and future products compete with needleless I.V. connection systems like those marketed by Baxter Healthcare Corporation, B. Braun Medical, Inc. (“B. Braun”), Cardinal Healthcare (“Cardinal”), Becton Dickinson (BD) and others.  Although we believe that our needleless CLAVE has distinct advantages over competing systems, there is no assurance that it will be able to compete successfully with these products.

The market for critical care devices is highly competitive.  Competition is based on pricing, customer service and product features.  Until recently, Hospira was losing market share to its competitors.  Under the MCDA we have established specific resources to support the sales and marketing efforts of these products and are pursuing new products and new product features to increase the sales of these product lines.  There is no assurance that these efforts will be successful.

Manufacturers of products with which we currently compete, or might compete in the future, include large companies with an established presence in the healthcare products market and substantially greater financial, marketing and distribution, managerial and other resources.  In particular, Baxter, Cardinal, Hospira and B. Braun are leading distributors of I.V. therapy systems, Edwards Life Sciences has a significant share of the critical care catheter market, invasive monitoring disposables market and arterial blood sampling system market, while Boston Scientific and Merit Medical are competitive in the angiography kit market.  Several of these competitors have broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals to supply substantially all of their product requirements in these areas.  In order to achieve greater market penetration or maintain our existing market position, we have established strategic relationships with Hospira.

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

Patents

We have United States and certain foreign patents on the CLAVE, CLC2000, Punctur-Guard technology, Click Lock technology, Custom Set Design and Manufacturing Methods and have United States patents on the Lopez Valve.  We have applications pending for additional United States and foreign patents on the 1o2 Valve, TEGO, Y-CLAVE with integral check value, Orbit 90, CLC2000, CLAVE, Spiros Closed Male Connector, Genie Closed Vial Access Device and DyePod Contrast Management System and Custom Set Design and Manufacturing Methods.  The expiration dates of our patents range from 2007 to 2023.  While we no longer manufacture and sell the Click Lock and Piggy Lock, the patents have considerable value for potential use in other devices.

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

Employees

At January 31, 2007 we had 1,819 full-time employees, consisting of 164 engaged in sales, marketing and administration, and 1,655 in manufacturing, molding, product development and quality control, including 1,166 in Mexico. We contract with independent temporary agencies to provide some production personnel who are not our employees.  At January 31, 2007, the number of temporary production personnel was 96.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the following risk factors, as well as the other information contained in this Annual Report and our other reports and registration statements filed with the Securities and Exchange Commission.

Because we are dependent on Hospira for a substantial portion of our sales, any change in our arrangements with Hospira causing a decline in our sales to it could result in a significant reduction in our sales and profits.

We have steadily increased our sales to Hospira in recent years. As a result, we depend on Hospira for a high percentage of our sales. U.S. sales to Hospira increased by approximately $33.4 million in the year ended December 31, 2006 compared to the year ended December 31, 2005. Approximately $29.1 million of the increase was attributable to the purchase of Hospira’s Salt Lake City plant and commencement of production under a twenty-year MCDA as of May 1, 2005.  The table below shows our total revenue attributable to various types of customers for 2006 and 2005 (dollars in millions):

	Years Ended December 31,
	2006		2005
Hospira (U.S.)	$148.4	74%	$115.0	73%
Other manufacturers	2.1	1%	2.2	1%
Domestic distributors	27.7	14%	24.4	16%
International customers	20.6	10%	13.0	8%
Other revenue	2.8	1%	2.9	2%

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

Except for price reductions for critical care products based on cost savings that we share with Hospira under the terms of the MCDA, our prices to Hospira have declined by only a small amount in the past several years.  Any significant decrease in our prices to Hospira, unless accompanied by an offsetting increase in purchasing volume, could have an adverse effect on our sales and profits.

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

If we are unable to reduce substantially the cost of manufacturing products that we sell to Hospira under the MCDA, our financial performance may be adversely affected.

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

Expansion of our manufacturing facilities may result in inefficiencies which could have an adverse effect on our operations and financial results.

In the fourth quarter of 2006, we experienced significant production inefficiencies following a large increase in production volume in Mexico and the transfer of San Clemente production to Salt Lake City.  We are currently expanding our Mexico facility and anticipate further increases in volume at that facility.  This increase may require further expansion of the workforce.  Turnover among new employees is unusually high in Mexico, and the additional time spent in classroom training and on the job training could create production inefficiencies in Mexico in the future.  The addition of new products will require additional molding in Salt Lake City, manual assembly work in Mexico and eventually additional automated assembly work in Salt Lake City.  The effect of any inefficiencies can be particularly expensive in Salt Lake City because of the high fixed costs in this highly automated facility.  Expansions of our production capacity will require significant management attention to avoid inefficiencies of the type experienced in 2006.

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

For the year ended December 31, 2006, CLAVE products accounted for approximately 34% of our revenue and 49% of our revenue including custom I.V. systems incorporating a CLAVE.  We depend heavily on sales of CLAVE products, especially sales of CLAVE products to Hospira. Most of our CLAVE sales are in the United States, where we expect our growth in sales to moderate in the future as further penetration of markets available to our existing customers in the United States becomes increasingly difficult. Future significant sales increases for CLAVE products may depend on increases in sales of custom I.V. systems, expansion in the international markets or acquisition of new customers in the United States. We cannot give any assurance that sales of CLAVE products will increase indefinitely or that we can sustain current profit margins on CLAVE products indefinitely.

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

Our continued success may be dependent both on the success of our strategic initiative to increase substantially our custom product business and develop significant market share on a profitable basis and on new product development. Our total sales of custom products including custom I.V. products and custom critical care products, reached $56.4 million in the year ended December 31, 2006, an increase of 32% over the same period in 2005; 55% of this increase was in custom I.V. products.  Sales of custom I.V. products increased by 24% in 2006 as compared with the same period in 2005, 23% in 2005 over 2004, and 15% in 2004 over 2003.  The success of our custom product sales program will require a larger increase in sales in the future than was achieved in 2005 and 2004 and there is no assurance that such an increase will be achieved or sustained. Although we are seeking to continue to develop a variety of new products, there is no assurance that any new products will be commercially successful or that we will be able to recover the costs of developing, testing, producing and marketing such products. Certain healthcare product manufacturers, with financial and distribution resources substantially greater than ours, have developed and are marketing products intended to fulfill the same functions as our products.

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

In 2003, we acquired a small manufacturer of I.V. systems in northern Italy, and have since transferred our European distribution to this subsidiary. Sales and most other transactions by this subsidiary are denominated in Euros. As the Euro-denominated sales increase in relation to our total sales, a decline in the value of the Euro in relation to the U.S. dollar could have an adverse effect on our reported operating results. There is no assurance as to the growth of this subsidiary or its future operating results.

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

If demand for our products were to decline significantly, we might not be able to recover the cost of our expensive automated molding and assembly equipment and tooling, which could have an adverse effect on our results of operations.

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

We have been and will be ordering production molds for our new products such as the Tego, Orbit 90, Spiros closed male luer and Genie vial access device.  We have ordered an automated assembly machine for the Y-CLAVE connector with integrated check value, and expect to order semi-automated or fully automated assembly machines for the other new products in 2007.  If we do not achieve significant sales of these new products, it might be necessary for us to account for impairment in value of the production tooling because it costs may not be recovered through production of saleable product.

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

We are increasingly dependent on manufacturing in Mexico. Any political or economic disruption in Mexico or a change in the local economy could have an adverse effect on our operations

We continue to expand our production in Mexico. In 2006, production costs in Mexico were approximately $39.6 million. Most of the material we use in manufacturing is imported into Mexico, and substantially all the production in Mexico is exported. We depend on our ability to move goods across the border quickly. Any disruption in the free flow of goods across the border could have an adverse effect on our business.

As of December 31, 2006, we employed 1,076 people in our plant in Ensenada, Mexico and we expect to increase in the number of employees in Mexico in the second half of 2007. Business activity in the Ensenada area is expanding significantly, providing increasing employment opportunities. This could have an adverse effect on our ability to hire or retain necessary personnel and result in an increase in labor rates. We continue to take steps to compete for labor through attractive employment conditions and benefits, but there is no assurance that these steps will continue to be successful or that we will not face increasing labor costs in the future.

Increases in the cost of petroleum-based and natural gas-based products or loss of supply could have an adverse effect on our profitability.

Most of the material used in our products is resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil markets are being affected by political uncertainty in the Middle East, and there is no assurance that there will not be an interruption in crude oil supplies.  Any such interruption could have an adverse effect on our ability to produce our products.  Also, crude oil and natural gas prices in 2006 reached record highs, and continue to be substantially above historical levels. Our suppliers have passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and we believe most of these costs have been passed on to us. Our ability to recover those higher costs may depend upon our ability to raise prices to our customers. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances could have an adverse effect on our profitability.

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

We are substantially dependent upon the patents on our proprietary products such as the CLAVE to prevent others from manufacturing and selling products similar to ours. We have had litigation against Alaris, a part of Cardinal, for alleged infringement of our patents. We believe the alleged infringement had and continues to have an adverse effect on our sales. Failure to prevail in litigation we bring against for violating our patents could adversely affect our sales.

In the past, we have faced patent infringement claims related to the CLAVE and the CLC-2000. We believe these claims had no merit, and all have been settled or dismissed.  In July 2006, a patent infringement claim related to the CLC-2000 and TEGO was filed against us.  We believe we are not infringing and that there is not any significant financial exposure.  We intend to vigorously defend ourselves in this action.  We may also face claims in the future. Any adverse determination on these claims related to the CLAVE or other products, if any, could have a material adverse effect on our business.

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

To market our products in the European Community (“EC”), we must conform to additional requirements of the EC and demonstrate conformance to established quality standards and applicable directives. As a manufacturer that designs, manufactures and markets its own devices, we must comply with the quality management standards of ISO 13485 (1996). Those quality standards are similar to the FDA’s Quality System Regulations but incorporate the quality requirements for product design and development. Manufacturers of medical devices must also be in conformance with EC Directives such as Council Directive 93/42/EEC (“Medical Device Directive”) and their applicable annexes. Those regulations assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC. Once a manufacturer and its devices are in conformance with the Medical Device Directive, the “CE” Mark maybe affixed to its devices. The CE Mark gives devices an unobstructed entry to all the member countries of the EC. There is no assurance that we will continue to meet the requirements for distribution of our products in Europe.

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

Investors should refer to the description of the Plan in our Current Report to the Securities and Exchange Commission on Form 8-K dated July 15, 1997 filed July 23, 1997, as updated by our Current Report dated January 30, 1999 filed February 9, 1999, and the terms of the Rights set forth in an Amended and Restated Rights Agreement, dated as of May 10, 2002 between ICU Medical, Inc. and Mellon Investor Services, L.L.C., as Rights Agent, which are filed as an exhibit to the May 14, 2002 Form 8-A/A.  The Plan expires on August 7, 2007, and the Board of Directors has not yet made a decision on the adoption of a new plan or what its provisions may be.

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

The market for small-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From January 2006 through January 2007, our trading price ranged from a high of $48.51 per share to a low of $33.48 per share. We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders and substantial product orders could contribute to the volatility in the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

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

For the past several years there has been a significant “short” position in our common stock, consisting of borrowed shares sold, or shares sold for future delivery which may not have been borrowed. We do not know whether any of these short positions are covered by “long” positions owned by the short seller. The short position, as reported by the Nasdaq Stock Market on January 15, 2007 was 1,754,705 shares, or approximately 12% of our outstanding shares. Any attempt by the short sellers to liquidate their position over a short period of time could cause very significant volatility in the price of our common stock.

We have outstanding stock options which may dilute the ownership of existing shareholders

At December 31, 2006, we had outstanding stock options to purchase 3.5 million shares, 99% of which had an exercise price below the market price of our stock. Exercise of those options would dilute the ownership interest of existing shareholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We own a 39,000 square foot building and a 28,000 square foot building in San Clemente, California, a 450,000 square foot building in Salt Lake City, Utah, a 37,500 square foot building in Vernon, Connecticut, a 105,000 square foot building on approximately 94 acres of land in Ensenada, Baja California, Mexico and a 17,000 square foot and a 21,000 square foot building in Roncanova, Italy.

Item 3.  Legal Proceedings.

We have not been required to pay any penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. in the United States District Court for the Central District of California, we alleged that Alaris infringes ICU’s patent in the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems.  On August 2, 2004 the Court denied our request for a preliminary injunction.  On December 27, 2004, our complaint was amended to allege that Alaris infringes three additional patents.  On July 17, 2006, the Court issued an order interpreting certain claims in certain of our patents in a manner that, if upheld, could significantly impair our ability to enforce those patents against others, including Alaris.  The Court also issued a partial summary judgment in favor of Alaris based on one of those interpretations.  On January 22, 2007, the Court issued an order granting Alaris summary judgment motion of invalidity as to the remaining claims asserted against Alaris and on February 22, 2007, the Court entered judgment dismissing those claims.  We intend to appeal the Court’s judgment.  The Court’s order has not affected all claims under the patents in the suit and we have other patents expected to issue that would potentially be enforceable against Alaris and other competitors, although there can be no certainty that those patents will issue or that we would succeed in enforcing them.  The outcome of this matter cannot be determined at this time.

In an action filed September 10, 2004 entitled ICU Medical, Inc. v. Fulwider Patton Lee & Utecht, LLP (“Fulwider”), in the Superior Court of California for the County of Orange, we alleged that during the course of its representation of us and continuing thereafter, Fulwider engaged in various matters for our direct competitors, including Alaris and others, and committed other acts of negligence and breaches of the attorney-client relationship.  On December 2, 2005, with leave of the Court, we filed an amended complaint naming Cardinal Health 303, Inc. (formerly Alaris Medical Systems, Inc.) as an additional defendant.  On March 27, 2006, the Court sustained Alaris’ demurrers to an amended complaint without leave to amend, effectively removing Alaris as a defendant.  As of January 2, 2007, the Company and Fulwider agreed to settle the action against Fulwider for a payment to the Company of $8 million.  We received the payment in January 2007.  We are seeking appellate review of the Court’s ruling sustaining Alaris’ demurrers.  The outcome of the proceeding cannot be determined at this time.

In an action filed July 6, 2006 entitled Medegen MMS, Inc. v. ICU Medical, Inc. pending in the United States District Court for the Central District of California, Medegen alleges that ICU Medical infringes one of its patents by the offering for sale and selling the CLC 2000 and Tego, and Medegen seeks monetary damages and injunctive relief.  We believe we are not infringing and that there is not any significant financial exposure, other than the cost of litigation.  We intend to vigorously defend ourselves in this action.

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

Age

		Office Held
George A. Lopez, M.D.	59	Chairman of the Board, President and Chief Executive Officer
Alison D. Burcar	34	Vice President of Marketing
Richard A. Costello	43	Vice President of Sales
Scott E. Lamb	44	Controller
Francis J. O’Brien	64	Chief Financial Officer, Secretary and Treasurer
Steven C. Riggs	48	Vice President of Operations

Dr. Lopez and Messrs. Costello and O’Brien have been employed by us in their current positions for more than five years.

Ms. Burcar became Vice President of Marketing in August 2002, after having been Marketing Operations Manager since March 1998.  She is the niece of Dr. Lopez.

Mr. Lamb became Controller in April 2003.  Prior to joining ICU, he held various finance positions.  The last two were at GE Medical Systems Information Technologies and Vitalcom, Inc.

Mr. Riggs became Vice President of Operations in August 2002, after having been Director of Operations since 1998.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock has been traded on the Nasdaq Stock Market National Market Tier under the symbol “ICUI” since our initial public offering on March 31, 1992.  The following table sets forth, for the quarters indicated, the high and low closing prices for our Common Stock quoted by the Nasdaq:

2006	High	Low
First Quarter	$43.09	$33.72
Second Quarter	43.90	33.48
Third Quarter	46.81	39.79
Fourth Quarter	48.51	39.88

2005	High	Low
First Quarter	$36.33	$23.21
Second Quarter	36.36	30.37
Third Quarter	34.43	27.81
Fourth Quarter	40.00	27.09

                We have never paid dividends and do not anticipate paying dividends in the foreseeable future as the Board of Directors intends to retain future earnings for use in our business or to purchase our shares.  Any future determination as to payment of dividends or purchase of our shares will depend upon our financial condition, results of operations and such other factors as the Board of Directors deems relevant.

As of December 31, 2006 we had 424 stockholders of record and we believe we have approximately 10,100 beneficial owners of our Common Stock.

We have a 2003 Stock Option Plan under which we may grant options to purchase our Common Stock to our employees.  We also have a 2001 Directors’ Stock Option Plan under which we have suspended further grants. We had a 1993 Stock Incentive Plan, under which we granted options to purchase Common Stock to the employees which expired in January 2005.  We plan to substantially curtail grants of stock options in the future.  We also have an Employee Stock Purchase Plan.  All plans were approved by our stockholders.  Further information about the plans is in Note 3 to the Consolidated Financial Statements.  Certain information about the plans at December 31, 2006, is as follows:

Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
(a)	(b)	(c)
3,453,707	$20.41	2,365,904

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the third and fourth quarters of 2006:

Period	Shared purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
07/1/2006 — 07/31/2006	—	$—	—	$14,000,000
08/1/2006 - 08/31/2006	72,650	41.14	72,650	11,000,000
09/1/2006 - 09/30/2006	22,405	44.55	22,405	10,000,000
Third quarter 2006 total	95,055	$41.94	95,055

10/1/2006 - 10/31/2006	21,850	$45.77	21,850	$9,000,000
11/1/2006 - 11/30/2006	23,633	42.31	23,633	8,000,000
12/1/2006 - 12/31/2006	24,785	40.32	24,785	7,000,000
Fourth quarter 2006 total	70,268	$42.68	70,268

We have a stock repurchase program, originally announced in July 2006.  In August 2006, our Board of Directors authorized a $14.0 million program.  This program was terminated in January 2007 after purchasing shares with a cost of approximately $8.0 million.  Also in January 2007, we announced an expanded program to purchase up to at least $20 million of our shares.  However, additional share repurchases may be made as we deem appropriate based upon prevailing market and business conditions.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM JANUARY 1, 2002 TO DECEMBER 31, 2006 AMOUNT ICU MEDICAL, INC., THE NASDAQ, NASDAQ MEDICAL DEVICES INDEX AND PEER GROUP

The following graph shows the total stockholder return on our common stock based on the market price of the Common Stock from January 1, 2002 to December 31, 2006 and the total returns of the Nasdaq Stock Market Tier Index and Common Stocks of a peer group selected by us for the same period.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
ICU Medical, Inc.	$100.00	$125.72	$115.57	$92.15	$132.15	$137.11
Nasdaq	$100.00	$69.13	$103.36	$112.49	$114.88	$126.22
Nasdaq Medical Devices Index	$100.00	$80.89	$119.67	$140.20	$153.93	$162.34

Assumes $100 invested on December 31, 2001 in ICU Medical Inc.’s Common Stock, the Nasdaq Stock Market National Market Tier Index and the Nasdaq Medical Devices Index.

Item 6.    Selected Financial Data.

ICU MEDICAL, INC.

SELECTED FINANCIAL DATA

	Year ended December 31,
	(in thousands, except per share data)
	2006	2005	2004	2003	2002
INCOME DATA:
Revenue
Net Sales	$198,788	$154,621	$72,704	$102,726	$84,218
Other	2,825	2,911	2,846	4,628	3,589
Total Revenue	201,613	157,532	75,550	107,354	87,807

Cost of goods sold	120,929	88,128	39,853	48,444	36,464
Gross profit	80,684	69,404	35,697	58,910	51,343

Selling, general and administrative expenses	44,245	36,992	26,409	23,029	19,871
Research and development expenses	7,659	4,817	3,376	1,757	1,472
Gain on sale of building	(2,093)	—	—	—	—
Total operating expenses	49,811	41,809	29,785	24,786	21,343
Income from operations	30,873	27,595	5,912	34,124	30,000
Other income	4,462	2,721	1,579	1,123	1,432
Income before income taxes and minority interest	35,335	30,316	7,491	35,247	31,432
Provision for income taxes	(10,240)	(10,459)	(2,600)	(12,950)	(11,750)
Minority interest	565	417	109	—	—
Net income	$25,660	$20,274	$5,000	$22,297	$19,682

Net income per common share
Basic	$1.78	$1.47	$0.37	$1.62	$1.43
Diluted	$1.64	$1.35	$0.33	$1.48	$1.28
Weighted average number of shares
Basic	14,412	13,811	13,691	13,753	13,793
Diluted	15,599	15,040	14,960	15,050	15,352
Cash dividends per share	$—	$—	$—	$—	$—

CASH FLOW DATA:
Cash flows from operations, excluding tax benefits from exercise of stock options	$31,608	$23,034	$23,300	$21,987	$17,905
Total cash flows from operations	$31,608	$27,342	$25,283	$22,829	$28,097

BALANCE SHEET DATA:
Cash and liquid investments	$116,918	$86,742	$87,341	$73,137	$88,465
Working capital	155,519	123,875	109,590	102,932	102,564
Total assets	244,248	204,537	164,768	164,288	157,032
Stockholders’ equity	224,887	189,198	156,348	156,003	145,387

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in intravenous (“I.V.”) therapy applications.  Our devices are designed to protect patients from catheter related bloodstream infections and healthcare workers from exposure to infectious diseases through accidental needlesticks.  We are also a leader in the production of custom I.V. systems and we incorporate our proprietary products in many of those custom I.V. systems. With the acquisition of Hospira’s Salt Lake City plant in May 2005 and commencement of production under a twenty-year Manufacturing, Commercialization and Development Agreement with Hospira (“MCDA”), we are now also a significant manufacturer of critical care medical devices, including catheters, angiography kits and cardiac monitoring systems.

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

We record sales and related costs when ownership of the product transfers to the customer and collectibility is reasonably assured. Under the terms of all our purchase orders, ownership transfers on shipment. If there are significant doubts at the time of shipment as to the collectibility of the receivable, we defer recognition of the sale in revenue until the receivable is collected. Most of our customers are medical product manufacturers or distributors, although a few are end-users. Our only post-sale obligations are warranty and certain rebates. We warrant products against defects and have a policy permitting the return of defective products. We record warranty returns as an expense and amounts have been insignificant. With certain exceptions, customers do not retain any right of return and there is no price protection with respect to unsold products. Returns from customers with return rights have not been significant. We accrue rebates as a reduction in revenue based on agreements and historical experience. Adjustments of estimates of warranty claims, rebates or returns, which have not been, and are not expected to be material, affect current operating results when they are determined.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and we will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008.  The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

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

We are also increasing our efforts to acquire new products.  We made our initial investment in a company developing a new medical device in 2004, acquired Hospira’s Salt Lake City, Utah manufacturing facility in May 2005 and entered into the MCDA to produce critical care products for Hospira, and are continuing to seek other opportunities. However, there is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

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

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be of singular importance to our growth.  In 2006, 2005 and 2004, our revenue was from U.S sales to Hospira was 74%, 73% and 53%, respectively.  We expect this percentage will be maintained in the future as a result of sales of CLAVE products, custom I.V. sets, new products and critical care products to Hospira.  Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market.  We expect that Hospira will be important to our growth for CLAVE, custom products, and our other products in the U.S. and also outside the U.S.

On May 1, 2005, we acquired Hospira’s Salt Lake City manufacturing facility, related capital equipment, certain inventories and assumed liabilities for $31.8 million in cash and $0.8 million of acquisition costs.  We entered into a 20-year MCDA with Hospira, under which we produce for sale, exclusively to Hospira, substantially all the products, primarily critical care, that Hospira had manufactured at that facility.  Hospira retains commercial responsibility for the products we are producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing.  The majority of the products under the MCDA are invasive monitoring and angiography products, which include medical devices such as catheters, cardiac monitoring systems and angiography kits.  Sales of products manufactured under the MCDA were $75.8 million in 2006 and $46.7 million from May to December 2005, including products that we no longer manufacture of $9.4 million and $5.7 million in 2006 and 2005, respectively.  We have also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and have also committed to provide certain sales specialist support.  Our prices and our gross margins on the products we sell to Hospira under the MCDA are based on cost savings that we are able to achieve in producing those products over Hospira’s cost to manufacture those same products at the purchase date.  We record revenue net of any such reductions.  We give no assurance as to the amounts of future sales or profits under the MCDA.

A substantial portion of the invasive monitoring and angiography critical care products  are custom products designed to meet the specific needs of the customer.  We believe we can significantly expand the market for custom invasive monitoring and angiography products through cost savings using our proprietary low-cost manufacturing techniques both in Salt Lake City and Mexico.

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

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

Product Line	2006	2005	2004
CLAVE	34%	40%	47%
Custom Products	28%	27%	35%
Critical Care (excluding custom products)	25%	20%	—
CLC2000	3%	3%	4%
Other Products	9%	8%	10%
License, royalty and revenue share	1%	2%	4%
Total	100%	100%	100%

Critical care, including critical care custom products accounted for 38% and 30% of total revenue for the years ended December 31, 2006 and December 31, 2005, respectively.  Custom I.V. systems, excluding critical care custom products, were 20% of total revenues for the years ended December 31, 2006 and 2005.

Most custom I.V. systems include one or more CLAVEs.  Total CLAVE sales including custom I.V. systems with at least one CLAVE were $97.9 million or 49% of total revenue in 2006, $86.0 million or 55% of total revenue in 2005 and $53.8 million or 71% of total revenue in 2004.

We sell our I.V. administration products to independent distributors and through agreements with Hospira and certain other medical product manufacturers.  Most independent distributors handle the full line of our I.V. administration products.  We sell our invasive monitoring, angiography and I.V. administration products through three agreements with Hospira (the “Hospira Agreements”).  Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors and the CLC2000.  Under a 2001 agreement, we sell custom I.V. systems to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2014.  Under the MCDA, a 2005 agreement, we sell Hospira invasive monitoring, angiography and other products which they formerly manufactured at the Salt Lake City facility.  The terms of the MCDA extend to 2025.  We also sell certain other products to a number of other medical product manufacturers.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines.  We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. Under one of our Hospira Agreements, we manufacture custom I.V. systems for sale by Hospira and jointly promote the products under the name SetSource™. In 2004, we made our initial investment in a company developing a new medical device. Sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the MCDA to produce their invasive monitoring, angiography products and certain other products they had manufactured at that facility.  We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care CLAVE and custom products in the product offerings of those entities.  Custom I.V. and critical care products accounted for approximately $56.4 million or 28% of total revenue in 2006, including sales under the Hospira SetSource program of approximately $15.8 million and custom critical care products that we manufactured for Hospira under the MCDA of approximately $16.9 million. We expect continued increases in sales of custom products.  Sales of critical care products, including custom products and products we no longer manufacture were $58.9 million in 2006.  There is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory.  These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines.  In 2006, we centralized our proprietary molding in Salt Lake City and expanded our production facility in Mexico which has taken over the majority of our manual assembly previously done in Salt Lake City.  We may establish other production facilities outside the U.S.

We distribute products through three distribution channels.  Product revenues for each distribution channel were as follows:

Channel	2006	2005	2004
Medical product manufacturers	76%	76%	57%
Independent domestic distributors	14%	16%	31%
International customers	10%	8%	12%
Total	100%	100%	100%

Sales to international customers do not include bulk CLAVE products sold to Hospira in the U.S., but used in I.V. products manufactured by Hospira and exported.  Those sales are included in sales to medical product manufacturers.  Other sales to Hospira for destinations outside the U.S. are included in sales to international customers.

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

	Percentage of Revenues
	2006	2005	2004
Revenue
Net sales	99%	98%	96%
Other	1%	2%	4%
Total revenues	100%	100%	100%

Gross profit	40%	44%	47%

Selling, general and administrative expenses	22%	23%	35%
Research and development expenses	3%	3%	4%
Gain on sale of building	1%	—%	—%
Total operating expenses	24%	26%	39%

Income from operations	16%	18%	8%
Other income	2%	2%	2%
Income before income taxes and minority interest	18%	20%	10%
Income taxes	5%	7%	3%
Minority interest	0%	0%	0%
Net income	13%	13%	7%

Comparison of 2006 to 2005

Revenues increased $44.1 million to $201.6 million in 2006, compared to $157.5 million in 2005.

Distribution channels:  Net U.S. sales to Hospira in 2006 were $148.4 million, compared to net sales of $115.0 million in 2005, an increase of $33.4 million or 29%.  Net sales of CLAVE products to Hospira, excluding custom CLAVE I.V. systems, increased to $52.7 million in 2006 from $49.2 million in 2005, an increase of 7% on increased unit volume.  Sales to Hospira under the SetSource program approximated $15.8 million in 2006 compared to $14.3 million in 2005, an increase of 11%.  The SetSource increase is attributed to unit sales increases in the custom set market.  Sales to Hospira under the MCDA, which began in May 2005, were $75.8 million or 38% of total revenue in 2006 and were $46.7 million or 30% of total revenue in 2005.  This includes sales of $9.4 million and $5.7 million in 2006 and 2005, respectively, for a product we discontinued manufacturing of under the MCDA in October 2006.  We expect an increase in our sales to Hospira in 2007 from continued growth in critical care, and in sales of custom I.V. systems and a modest percentage growth in CLAVE and other product sales, although there is no assurance that these expectations will be realized.

Net sales to independent domestic distributors (including Canada) were $27.7 million, an increase of approximately $3.3 million or 13%, from $24.4 million in 2005.  Independent domestic distributors had a 14% or $1.9 million increase in custom I.V. systems and a 15%, or $0.8 million, increase in CLAVE product sales.  Both increases are principally because of an increase in unit volume.  We expect that sales to domestic distributors will increase principally from growth in custom I.V. system business, with modest growth in sales of other products, including new products, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $20.6 million in 2006, compared with $13.0 million in 2005, an increase of 58%.  Approximately 87% of the increase was attributable to increased sales in Europe, 9% of the increase was attributable to increased sales in South Africa.  The principal product lines showing increases were custom I.V. systems and CLAVE, both on increased unit volumes.  We expect significant increases in sales to international customers across all areas and all principal product lines, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) increased from $62.5 million in 2005 to $68.4 million in 2006, an increase of $5.9 million or 10%.  This increase was primarily due to increased sales to Hospira of $3.5 million from 2005 and increased international sales of $1.9 million.  Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $97.9 million in 2006 compared with $85.9 million in 2005.  This increase was due to increased purchases of CLAVE and custom CLAVE products in all our distribution channels.

Sales to Hospira of critical care products, excluding custom critical care products and products we no longer manufacture, were $49.5 million in 2006 and $30.2 million from May to December 2005.

Net sales of custom products, including custom critical care products, were $56.4 million in 2006 compared to $42.6 million in 2005.  The $13.8 million and 32% increase over 2005 was principally from increased unit volume sales.  The higher revenue was from increases in custom critical care product sales under the MCDA of $6.1 million which was due to higher sales and to the inclusion of only the last eight months of 2005 under the MCDA, international sales of $4.3 million, the SetSource program with Hospira of $1.5 million and domestic distributors of $1.9 million.

Net sales of CLC2000 in 2006 were $5.4 million compared to $5.2 million in 2005.  The increase was from modest increases in domestic and international distributors, offset by lower purchases by Hospira.

Sales of other products were $19.1 million and $14.1 in 2006 and 2005, respectively.  The 2006 and 2005 sales include $9.4 million and $5.7 million of sales of a product we no longer manufacturer under the MCDA.  Other product sales also include net sales of Punctur-Guard products (excluding royalties) of $4.9 million in 2006 and $4.2 million in 2005, which is being phased out of production in the first quarter of 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $2.8 million in 2006 and $2.9 million in 2005.  We may receive other license fees or royalties in the future for the use of our technology.  We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margin for 2006 and 2005 was 40% and 44%, respectively.  Production and gross margins were relatively stable in the first two quarters of 2006 and reflected further costs savings at our Salt Lake City and Mexico plants.  In the third quarter, the margin was negatively impacted by approximately $3.0 million of non-recurring costs including unabsorbed overhead as the San Clemente plant was shut down and production commenced in Salt Lake City, costs of moving machinery, and severance costs in  Sam Clemente.  While all costs directly related to the move from San Clemente to Salt Lake City were complete by the end of the third quarter, we incurred temporary production inefficiencies in the fourth quarter.  Those inefficiencies and lower production scheduling through the holiday seasons in the fourth quarter negatively impacted our gross margin by approximately $2.8 million.

In addition, in the first three quarters of 2006 we added significant production volume in Mexico, both through new business and transfer of production from Salt Lake City.  To meet this volume we increased headcount from approximately 450 people to approximately 1,100 people.  This was more than needed based on production volumes, but was necessary in the short term to maintain quality and meet delivery schedules.  Bringing on new employees created inefficiencies because turnover among new employees is high and time is spent on training.  In addition, we started instituting changes in our production processes in the fourth quarter which will ultimately increase our efficiencies, but in the short term will decrease efficiency as production personnel and supervisors adapt to the new processes.  The combined effect of these factors in Mexico negatively impacted our gross margin by approximately $2.1 million.

Other negative impacts were $0.7 million of charges related to the termination of Punctur-Guard products and approximately $0.5 million of excess freight costs because of delays in receiving materials and in shipping product to customers.

While all of the negative impacts on our gross margin are non-recurring expenses or are temporary, approximately $3.0 million of the costs will continue into the first quarter of 2007 and a smaller portion into the second quarter of 2007.  We estimate that all of the inefficiencies will be resolved by the end of the second quarter of 2007, if not sooner, and that our gross margins for the year will approximate 43% to 44%.  However, we give no assurance as to gross margins in 2007 or when all adverse effects of inefficiencies will be eliminated.

Selling, general and administrative expenses (“SG&A”) increased by $7.3 million to $44.2 million, and were 22% of revenues in 2006, compared with 23% in 2005.  The increase in costs was partially due to $4.1 million of increased compensation and benefit expenses, including the addition of new sales personnel, increased bonuses and increased pay rates.  Travel expense increases accounted for $1.1 million of the increase.  Computer related costs, which includes software expenses, maintenance costs and hosting costs, increased by $1.0 million as we continued to upgrade our systems and network.  Amortization of intangibles accounted for $0.5 million of the increase.  We expect SG&A in 2007 to be 21% to 23% of revenue. An expected increase in costs for sales personnel is expected to be more than offset by a significant decrease in expenses associated with patent lawsuits and a lawsuit against a law firm which has been settled.  Expense of those lawsuits aggregated to $6.4 million in 2006.  There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $7.7 million and three percent of revenue in 2006 compared to $4.8 million and three percent of revenue in 2005. This increase was primarily from R&D activity associated with a $2.9 million increase in R&D on critical care products.  We expect R&D in 2007 to be four to five percent of revenue, although there is no assurance that these expectations will be realized.

Gain on sale of building of $2.1 million was from the sale of one of our buildings in San Clemente.  The building was used for manufacturing prior to moving the manufacturing to our Salt Lake City facility.

Other income increased $1.7 million to $4.5 million in 2006 compared to 2005.  Other income in 2006 includes $3.7 million of interest income and $0.8 million of payment under a settlement agreement.  Other income in 2005 includes $2.2 million of interest income and $0.5 million of payment under a settlement agreement.  The increase in interest income was primarily due to increased investment earnings due to higher yield rates and higher invested balances.

Minority interest was $0.6 million in 2006 compared to $0.4 million in 2005 and represents the minority interest share of the net loss of the company developing a new medical device for use in screening heart disease.

Income taxes were accrued at an effective tax rate of 29.0% in 2006 compared to 34.5% in 2005.  The 2006 rate differed from the statutory corporate rate of 35% because of tax credits that are higher than expected on a recurring basis, tax exempt interest and dividends, and because of tax benefits of foreign tax losses, partially offset by state taxes and tax losses of a company not included in our consolidated tax return. We expect our effective rate to be approximately 34.5% in 2007.

Comparison of 2005 to 2004

Revenues increased $81.9 million to $157.5 million in 2005, compared to $75.6 million in 2004.

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

Critical care product sales to Hospira, excluding custom critical care products and products we no longer manufacture, were $30.2 million from May to December 2005.

Net sales of custom products, including custom critical care products were $42.6 million in 2005 compared to $25.9 million in 2004. Net sales of custom critical care products were $10.8 million in 2005.  Net sales of custom I.V. system increased approximately $5.9 million, principally because of increased unit volume.  The SetSource program with Hospira accounted for approximately $2.2 million of the increase, domestic distributors accounted for approximately $2.0 million of the increase and international distributors accounted for the balance of the increase.

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

Other revenue consists of license, royalty and revenue shares income and was approximately $2.9 million in 2005 and 2004.

Gross margin for 2005 and 2004 was 44% and 47%, respectively.  The margin decrease in 2005 was due to the addition of the new Salt Lake City products sold to Hospira under the MCDA, which began in May 2005 and have lower margins than most of our traditional products.  The average gross margins under the MCDA were 22% for the eight months since inception on May 1, 2005.  Excluding the MCDA product sales and related cost of goods sold, our margins were 53%.  The increase in margins from 2004, excluding products under the MCDA, was primarily due to greater absorption of fixed overhead because of increased production and greater sales of higher margin products.

Selling, general and administrative expenses (“SG&A”) increased by $10.6 million to $37.0 million, and were 23% of revenues in 2005, as compared with 35% in 2004.  The increase in costs was partially due to a $3.8 million increase in expenses associated with patent lawsuits against two companies and a lawsuit against a law firm.  One of the patent lawsuits was settled in April 2005.  The expenses of those lawsuits aggregated $6.1 million in 2005.  Compensation and benefit increases accounted for approximately $4.9 million, principally from increased bonuses, the addition of our Salt Lake City facility, the addition of new sales personnel and increased compensation.  Costs for new product introductions and increased travel costs accounted for approximately $1.4 million of the increase.

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

Liquidity and Capital Resources

During 2006, our cash and liquid investments increased by $30.2 million.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories, the timing of tax payments and tax benefits from exercise of stock options.

During 2006, 2005 and 2004, cash provided by operations was $31.6 million, $27.4 million and 25.3 million, respectively.  The 2006 operating cash was mainly comprised of net income of $25.7 million, depreciation and amortization of $11.2 million, offset by changes in our operating assets and liabilities.  The 2005 and 2004 operating cash included tax benefit from stock options of $4.3 million and $2.0 million, respectively.  The similar benefit in 2006 is included in the cash flows from financing activities under FAS 123(R).

Investing Activities:  During 2006, we used cash of $34.5 million in investing activities.  This was comprised of purchases of property and equipment of $19.6 million, net investment purchases of $23.9 million, partially offset by $2.9 million in proceeds from finance loan payments and $6.1 million from proceeds from the sale of one of our buildings in San Clemente.

In June 2006, we purchased the land and building that our plant in Italy operates in for $2.1 million.  Also, we made improvements at our Salt Lake City facility to accommodate moving all molding and automated assembly from our San Clemente  factory at a cost of $3.6 million.  In addition, we have also expanded our production facility in Mexico by 45,000 square feet to take over most of the manual assembly from our Salt Lake City facility and growth in our custom I.V. system business. The moves from Salt Lake City to Mexico began in July 2005 and we expect most of them to be completed by Spring 2007.  The moves from San Clemente to Salt Lake City began in April 2006 and were completed in September 2006. We will also add another 136,000 square feet to our production facility in Mexico at a total estimated cost of $9.2 million.  Construction of this addition commenced in the fourth quarter of 2006 and is estimated to be completed in the spring of 2007.

In September 2006, we sold one of our buildings in San Clemente.  This building was used for the molding and automation manufacturing that was moved to Salt Lake City.  The net book value of the land and building was $4.0 million.  After deducting selling fees, we recognized a gain of $2.1 million on a net sales price of $6.1 million.  The gain is reflected in operating expenses.  The proceeds are reflected in investing activities.

We estimate that capital expenditures in 2007, including the building improvements in our Mexico facility, will be approximately $20.0 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

ICU Finance, Inc. is a wholly owned consolidated subsidiary that we established in 2002 as a licensed commercial lender to provide financing to companies involved in distribution of healthcare products and provision of healthcare services. Loans were made only to credit-worthy healthcare entities and are fully secured by real and personal property. At December 31, 2006, $0.7 million for one loan was outstanding. Scheduled maturity for this loan is $0.1 million in 2007 and $0.6 million in 2008. Weighted average maturity (principal and interest) at December 31, 2006 was 1.5 years and the weighted average interest rate was 9.8%. There were no unfunded commitments at December 31, 2006.

Financing Activities:   Cash provided by stock options and the employee stock purchase plan, including tax benefits of $6.5 million, was $16.3 million in 2006 to purchase 649,446 shares.  Cash provided by stock options and the employee stock purchase plan in 2005, excluding tax benefits of $4.3 million, was $7.7 million to purchase 561,329 shares.  The tax benefits from the exercise of stock options fluctuates based principally on when employees choose to exercise their vested stock options.  The amount in 2005, as explained above, is included in Cash Flows from Operating Activities.

In July 2006, we adopted a plan to initially purchase common stock at a cost of up to $2.0 million and thereafter purchase common stock at a cost of up to $1.0 million each month for a year.  We purchased $7.0 million of our common stock in 2006, and $8.0 million in total through January 2007 when this program was terminated.  In January 2007, we announced an expanded program to purchase up to at least $20.0 million of our shares.

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

	2007	2008	2009
MCDA	$6,395	$5,500	$5,500
Property and equipment	12,808	—	—
Total	$19,203	$5,500	$5,500

Forward Looking Statements

Various portions of this Report, including this Management’s Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” and we identify them by using words such as “believe,” “expect,” “estimate,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

•                  future operating results and various elements of operating results, including future expenditures on sales and marketing and product development, future sales and unit volumes of products, future license, royalty and revenue share income, production costs, gross margins, litigation expense, SG&A, R&D expense, future costs of expanding our custom I.V. systems business, income, losses, cash flow, changes in working capital items such as receivables and inventory, selling prices, and income taxes;

•                  factors affecting operating results, such as shipments to specific customers, reduced dependence on current proprietary products, expansion in international markets, selling prices, future increases or decreases in sales of certain products and in certain markets and distribution channels, increases in systems capabilities, introduction and sales of new products, warranty claims, rebates, product returns, bad debt expense, inventory requirements, manufacturing efficiencies and cost savings, unit manufacturing costs, oil and gas prices, effect of interruption of crude oil supplies;  establishment of production facilities outside the U.S., adequacy of production capacity, results of R&D, asset impairment losses, relocation of manufacturing facilities and personnel, expansion of markets and the need for additional facilities and personnel, effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies, business seasonality and fluctuations in quarterly results, customer ordering patterns and the effects of new accounting pronouncements;

•                  new or extended contracts with manufacturers and buying organizations, dependence on a small number of customers, effect of the acquisition of Hospira’s Salt Lake City manufacturing facility and the manufacture of products for Hospira under the MCDA, cost savings and use of our systems and procedures under the MCDA, and the outcome of our strategic initiatives;

•                  regulatory approvals and compliance; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, the impact of Cardinal’s acquisition of Alaris, consolidation of the healthcare provider market and downward pressure on selling prices; factors impacting our stock price; future stock option grants; future purchases of treasury stock; working capital requirements; foreign currency denominated financial instruments; capital expenditures; acquisitions of other businesses or product lines; indemnification liabilities; contractual liabilities.

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

Second, one should read the forward looking statements in conjunction with the Risk Factors in Part I, Item 1A of this Annual Report to the Securities and Exchange Commission. Also, our actual future operating results are subject to other important factors that we cannot predict or control, including among others the following:

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities at seven to forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates. As of December 31, 2006, we had no declines in the market values of these securities.

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

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro, British Pound, and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for Italy, where our net Euro position at December 31, 2006 was approximately €2.7 million. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes has not been material. We are not dependent upon any single source for any of our principal raw materials and all such materials and products are readily available.

Item 8.  Financial Statements and Supplementary Data.

[THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ICU Medical, Inc.

San Clemente,  CA

We have audited the consolidated balance sheets of ICU Medical, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the two years then ended. Our audits also included the 2006 and 2005 financial statement schedule listed at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICU Medical, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ICU Medical, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of ICU Medical, Inc.’s and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of ICU Medical, Inc. and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Irvine, California
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICU Medical, Inc.

San Clemente,  CA

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2004 of ICU Medical, Inc. and subsidiaries (the Company).  Our audit also included the financial statement schedule listed in Item 15(a)2 for the year ended December 31, 2004.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of ICU Medical, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Costa Mesa, CA
March 11, 2005

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,153	$6,854
Liquid investments	103,765	79,888
Cash and liquid investments	116,918	86,742
Accounts receivable, net of allowance for doubtful accounts of $310 in 2006 and $593 in 2005	26,533	23,644
Finance loans receivable - current portion	73	1,178
Inventories	16,315	15,435
Prepaid income taxes	4,541	3,768
Prepaid expenses and other current assets	4,182	3,522
Deferred income taxes - current portion	2,876	3,473
Total current assets	171,438	137,762

PROPERTY AND EQUIPMENT, net	59,037	52,194
FINANCE LOANS RECEIVABLE - non current portion	646	2,422
INTANGIBLE ASSETS, net	9,781	10,963
DEFERRED INCOME TAXES - non current portion	2,878	723
OTHER ASSETS	468	473
	$244,248	$204,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,130	$5,078
Accrued liabilities	7,789	8,809
Total current liabilities	15,919	13,887

COMMITMENTS AND CONTINGENCIES	—	—
DEFERRED INCOME TAXES - non current portion	3,084	529
MINORITY INTEREST	358	923

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500,000 shares; Issued and outstanding—none	—	—
Common stock, $0.10 par value - Authorized—80,000,000 shares; Issued 14,746,951 and 14,158,612 shares in 2006 and 2005, outstanding 14,620,421 and 14,136,298 shares in 2006 and 2005, respectively	1,475	1,416
Additional paid-in capital	74,489	60,154
Treasury stock, at cost — 126,530 and 22,314 shares in 2006 and 2005, respectively	(5,383)	(609)
Retained earnings	153,925	128,265
Accumulated other comprehensive income (loss)	381	(28)
Total stockholders’ equity	224,887	189,198
	$244,248	$204,537

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	For the years ended December 31,
	2006	2005	2004
REVENUES:
Net sales	$198,788	$154,621	$72,704
Other	2,825	2,911	2,846
TOTAL REVENUE	201,613	157,532	75,550

COST OF GOODS SOLD	120,929	88,128	39,853
Gross profit	80,684	69,404	35,697

OPERATING EXPENSES:
Selling, general and administrative	44,245	36,992	26,409
Research and development	7,659	4,817	3,376
Gain on sale of building	(2,093)	—	—
Total operating expenses	49,811	41,809	29,785
Income from operations	30,873	27,595	5,912

OTHER INCOME	4,462	2,721	1,579
Income before income taxes and minority interest	35,335	30,316	7,491

PROVISION FOR INCOME TAXES	(10,240)	(10,459)	(2,600)
MINORITY INTEREST	565	417	109
NET INCOME	$25,660	$20,274	$5,000

NET INCOME PER COMMON SHARE
Basic	$1.78	$1.47	$0.37
Diluted	$1.64	$1.35	$0.33
Weighted average number of shares
Basic	14,411,699	13,810,516	13,691,139
Diluted	15,599,132	15,039,890	14,960,378

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

	Common Stock
						Accumulated
	Number		Additional			Other
	of Shares		Paid-In	Treasury	Retained	Comprehensive		Comprehensive
	Outstanding	Amount	Capital	Stock	Earnings	Income	Total	Income

BALANCE, December 31, 2003	13,687,221	1,416	$63,535	$(12,116)	$102,991	$177	$156,003	$22,474

Purchase of treasury stock	(365,844)	—	—	(10,133)	—	—	(10,133)
Exercise of stock options and related income tax benefits	232,711	—	(1,729)	6,388	—	—	4,659
Proceeds from employee stock purchase plan	20,881	—	(55)	571	—	—	516

Comprehensive income
Net income	—	—	—	—	5,000	—	5,000	$5,000
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment net of tax effect of ($143)	—	—	—	—	—	303	303	303

BALANCE, December 31, 2004	13,574,969	1,416	61,751	(15,290)	107,991	480	156,348	$5,303

Exercise of stock options and related income tax benefits	541,063	—	(2,421)	14,137	—	—	11,716
Proceeds from employee stock purchase plan	20,266	—	(63)	544	—	—	481
Research and Development tax credit originating from stock options	—	—	887	—	—	—	887

Comprehensive income
Net income	—	—	—	—	20,274	—	20,274	$20,274
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment net of tax effect of $262	—	—	—	—	—	(508)	(508)	(508)

BALANCE, December 31, 2005	14,136,298	$1,416	$60,154	$(609)	$128,265	$(28)	$189,198	$19,766

Purchase of treasury stock	(165,323)	—	—	(6,986)	—	—	(6,986)
Exercise of stock options and related income tax benefits	604,240	57	13,528	1,282	—	—	14,867
Proceeds from employee stock purchase plan	45,206	2	320	930	—	—	1,252
Stock compensation	—	—	487	—	—	—	487

Comprehensive income
Net income	—	—	—	—	25,660	—	25,660	$25,660
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment net of tax effect of $(127)	—	—	—	—	—	409	409	409

BALANCE, December 31, 2006	14,620,421	$1,475	$74,489	$(5,383)	$153,925	$381	$224,887	$26,069

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,660	$20,274	$5,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,231	9,698	8,598
Provision for doubtful accounts	(273)	(181)	298
Stock compensation expense	487	—	—
Minority interest	(565)	(417)	(109)
Write-off of in-process research and development	—	374	1,154
Gain on sale of building	(2,093)	—	—
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired in business combination
Accounts receivable	(2,353)	(14,656)	15,723
Inventories	(785)	3,069	(5,031)
Prepaid expenses and other assets	(1,504)	(2,247)	(41)
Accounts payable	3,034	2,210	(358)
Accrued liabilities	(1,141)	3,263	(552)
Prepaid and deferred income taxes	(90)	1,647	(1,382)
Tax benefits from exercise of stock options in 2005 and 2004	—	4,338	1,983
Net cash provided by operating activities	31,608	27,372	25,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,612)	(5,509)	(7,101)
Proceeds from sale of building, net of gain	6,062	—	—
Cash paid for acquired assets	—	(32,606)	—
Advances under finance loans	—	—	(1,010)
Proceeds from finance loan repayments	2,881	2,649	3,670
Purchases of investments	(43,724)	(60,413)	(23,625)
Proceeds from sale of investments	19,847	62,250	13,250
Net cash used in investing activities	(34,546)	(33,629)	(14,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,497	7,176	2,689
Proceeds from employee stock purchase plan	1,252	481	503
Tax benefits from exercise of stock options in 2006	6,512	—	—
Purchase of treasury stock	(6,986)	—	(10,133)
Net cash provided by (used in) financing activities	9,275	7,657	(6,941)

Effect of exchange rate changes on cash	(38)	(162)	303
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,299	1,238	3,829

CASH AND CASH EQUIVALENTS, beginning of year	6,854	5,616	1,787
CASH AND CASH EQUIVALENTS, end of year	$13,153	$6,854	$5,616
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$4,001	$4,465	$1,814

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(Amounts in tables in thousands, except share and per share data)

Note 1:   Summary of Significant Accounting Policies

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

Inventories consist of the following at December 31:

	2006	2005
Raw material	$9,996	$9,746
Work in process	3,258	4,323
Finished goods	3,061	1,366
Total	$16,315	$15,435

d.              Property and Equipment

Property and Equipment, stated at cost, consist of the following at December 31:

	2006	2005
Machinery and equipment	$38,373	$38,421
Land, building and building improvements	38,336	31,588
Molds	10,959	9,123
Computer equipment and software	7,257	6,369
Furniture and fixtures	2,143	2,042
Construction in progress	5,250	3,577

Total property and equipment, cost	102,318	91,120
Accumulated depreciation	(43,281)	(38,926)

Net property and equipment	$59,037	$52,194

The Company uses the straight-line method for depreciating property and equipment over their estimated useful lives.  Estimated useful lives are:

Buildings	15 - 30 years
Building improvements	15 years
Machinery and equipment	2 - 10 years
Furniture, fixtures and molds	2 - 5 years
Computer equipment and software	3 — 5 years

The Company follows the policy of capitalizing expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred.  The costs and related accumulated depreciation applicable to property and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of income at the time of disposal. Depreciation expense was $9.4 million, $8.0 million and $7.2 million in the years ended December 31, 2006, 2005 and 2004, respectively.  In 2006, the Company accelerated the depreciation of fixed assets related to its blood collection needle products purchased in 2002, recording an additional $0.4 million of depreciation.  This amount is included in the depreciation expense noted above.

e.               Intangible Assets

Intangible assets, amortized on a straight-lined basis, are carried as cost less accumulated amortization were as follows:

		December 31, 2006
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents and licenses	10	$3,200	$1,279	$1,921
MCDA contract	10	8,571	1,429	7,142
Royalty agreements	6	1,399	926	473
Non compete agreement	5	818	573	245
Total		$13,988	$4,207	$9,781

		December 31, 2005
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents and licenses	10	$2,843	$1,436	$1,407
MCDA contract	10	8,926	595	8,331
Royalty agreements	6	1,399	668	731
Non compete agreement	5	818	409	409
Other	5 to 10	176	91	85
Total		$14,162	$3,199	$10,963

In 2005, the Company acquired a manufacturing facility from Hospira and entered into a twenty-year Manufacturing, Commercialization and Development Agreement (“MCDA”) with them.  The Company recorded an intangible asset for the MCDA contract of $8.6 million (Note 4).

In 2006, the Company wrote off the cost and accumulated amortization of patents and “other” intangibles related to the blood collection needle products purchased in 2002 for impairment in connection with the decision to discontinue production of this product.  The impairment loss was $0.2 million in 2006 and $0.7 million in 2004 and was charged to selling, general and administrative expenses.  The impairment loss was determined by comparing non-discounted future cash flows to the book value of these intangibles.

Amortization expenses in 2006, 2005 and 2004 was $1.8 million, $1.3 million and $1.4 million, respectively, including $0.2 million in 2006 and $0.7 million in 2004 for impairment related to the blood collection needle products.  Estimated annual amortization for each of the next five years is approximately $1.5 million for 2007, $1.4 million for 2008, $1.1 million for 2009, $1.1 million for 2010 and $1.1 million for 2011.

f.      Impairment or Disposal of Long-Lived Assets

The Company accounts for any impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  This SFAS requires a periodic review of long-lived assets for indicators of impairment.

No impairment charges, other than discussed in notes 1 and 5, were recorded in the years ended December 31, 2006, 2005 and 2004.

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

i.      Investment Securities

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended.  That statement requires that securities classified as available for sale be carried at their fair values and changes in the securities’ fair values be recorded, net of income tax effect, as a separate component of stockholders’ equity.  Debt securities that the Company would intend to hold to maturity would be carried at amortized cost reduced only for other-than-temporary impairment in values; the Company has no debt securities that it intends to hold to maturity.  As of December 31, 2006 and 2005, the Company has no temporary or other-than-temporary impairment on its securities.

j.                  Income Taxes

The Company accounts for income taxes in accordance with SFAS 109 “Accounting for Income Taxes” using the asset and liability approach. Under this approach, deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in the laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

The Company elected a new accounting policy in 2006 in conjunction with the adoption of FAS 123(R) and as permitted by interpretations of FAS 123(R), related to intra-period tax allocation of tax benefits that the Company receives upon exercise of stock options. The indirect tax benefits of these deductions, such as those recognized for research and development credits and Domestic Production Activities Deductions, are recorded as net reductions of the tax provision. In prior years, these other indirect tax effects were recorded as additional-paid-in-capital. The direct tax benefits of share based compensation will continue to be recorded through additional-paid-in capital.

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

The Company warrants products against defects and has a policy permitting the return of defective products.  The Company assesses if a reserve for warranty returns is needed.  Total warranty expense has been insignificant. The Company accrues rebates based on agreements and on historical experience as a reduction in revenue at the time of sale; adjustments to amounts accrued have not been significant.

Other revenue consists of license, royalty and revenue sharing payments.  Payments expected to be received are estimated and recorded in the period earned, and adjusted to actual amounts when reports are received from payers; if there is insufficient data to make such estimates, payments are not recorded until reported by the payers.

l.                  Accounts Receivable

Accounts receivable are stated at net realizable value.  An allowance is provided for estimated collection losses based on an assessment of various factors.  The Company considers prior payment trends, the age of the accounts receivable balances, financial status and other factors to estimate the cash which ultimately will be received.  Such amounts cannot be known with certainty at the financial statement date.  The Company regularly reviews individual past due balances for collectibility.

m.            Post-retirement and Post-employment Benefits

The Company does not provide retirement or post-employment benefits to employees.  The Company maintains a Section 401(k) retirement plan for employees.  Company contributions to the plan in 2006, 2005 and 2004 were approximately $0.3 million, $0.3 million and $0.1 million, respectively.

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

o.              New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect that FIN 48 will have a material effect on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 does not have an impact on the Company’s reported results from operations or financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The provisions of SFAS 159 are elective, and the Company has not determined whether and to what extent we may implement its provisions or how if implemented, it might affect the Company’s financial statements.

Note 2:       New Accounting Policy — Share Based Awards

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation granted to employees and directors under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, because the exercise price of the options equaled the fair market value of the underlying shares at the date of grant and because rights to purchase stock under the 2002 Employee Stock Purchase Plan (“ESPP”) were non-compensatory under the provisions of APB No. 25, no compensation cost was recognized by the Company for stock-based compensation.  As required by SFAS No. 123, the Company presented certain proforma information for stock-based compensation in the notes to the consolidated financial statements.

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

The following information shows the effect on net income and net income per share for the year end December 31, 2005 and 2004 had compensation cost been recognized based upon the estimated fair value on the grant dates of stock options, and ESPP, in accordance with SFAS 123R.

	2005	2004
Net income, as reported	$20,274	$5,000
Deduct: stock-based compensation expense determined under fair value method, net of tax	(1,948)	(6,327)
Net income (loss), pro forma	$18,326	$(1,327)

Net income (loss) per share
Basic, as reported	$1.47	$0.37
Diluted, as reported	$1.35	$0.33

Basic, pro forma	$1.33	$(.10)
Diluted, pro forma	$1.22	$(.10)

On December 28, 2004, the Company amended provisions of certain stock options outstanding under the 1993 Plan to accelerate their vesting.  Acceleration of the vesting of certain options in December 2004 increased the proforma adjustment by approximately $1.4 million, or $0.11 per share.

Note 3:                   Stock-Based Compensation

At December 31, 2006, the Company has stock option plans for employees and directors, a subsidiary has a stock option plan and the Company has an employee stock purchase plan.  Total stock-based compensation cost recognized in the year ended December 31, 2006 was $0.5 million for stock options and the ESPP.  The tax benefit from the stock-compensation cost recognized in 2006 was $1.5 million, consisting of $0.1 million benefit from stock compensation expense and $1.4 million of indirect tax benefit that the Company received upon the exercise of stock options.  These tax benefits exclude direct tax benefits from exercise of stock options, which are separately reported in the consolidated statement of cash flows.  The indirect benefit upon exercise of stock options relates to research and development tax credits and other tax credits which were recorded in 2006 as permitted by interpretation of SFAS 123R; in prior years, such benefits were recorded as reductions to the income tax provision.   The effect of the adoption SFAS 123R on the Company’s basic and diluted earning per share was an increase of $.08 and $0.07 per share, respectively, for the year ended December 31, 2006.  The number of options that are anti-dilutive because their exercise price exceeded the average market price of the Company’s common stock approximated 17,000, 791,000 and 1,117,000 in 2006, 2005 and 2004, respectively.

Stock Option Plans

The 2003 Stock Option Plan (“2003 Plan”) has 1,500,000 shares of common stock reserved for issuance to employees.  Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2003 Plan may be “nonstatutory stock options” which expire no more than ten years from date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended.  Upon exercise of nonstatutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise; the Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2003 Plan includes conditions whereby options not vested are cancelled if employment is terminated.  To date, all options granted under the 2003 Plan are nonstatuatory stock options.

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

The fair value of stock grants is calculated using the Black-Scholes option valuation model.  Grants for 2005 and 2004 were valued using the following weighted-average assumptions:  risk-free interest rate of 4.3 percent and 3.2 percent, respectively, expected option life of 4.0 years and 4.4 years, respectively, expected volatility of 52 percent and 51 percent, respectively and no dividends.  The weighted average exercise price for 2005 and 2004 option grants was $33.04 and $31.55, respectively.  The Company granted 40,000 options in 2006, valued at $0.7 million.  These grants were valued using the following weighted-average assumptions:  risk-free interest rate of 4.9 percent, expected option life of 6.0 years, expected volatility of 36 percent and no dividends.  The expected term was based on expected future employee behavior.  The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.  As of December 31, 2006, the Company has $0.7 million of unamortized stock compensation cost of which approximately $0.2 million will amortize in 2007 and $0.1 million will amortize annually from 2008 through 2011. As of December 31, 2005, the Company had one unvested performance based grant of 15,000 options and four unvested time-based grants totaling 18,335.  As of December 31, 2006, the Company has one unvested performance based grant of 15,000 options and four unvested time-based grants totaling 40,668 options, which vest between 2007 and 2011.  Vested and expected to vest stock options equal the Company’s total outstanding options at December 31, 2006.

A summary of the Company’s stock option activity for the year ended December 31, 2006 is as follows:

		Exercise Price
	Shares	Range			Weighted Average

Outstanding at December 31, 2005	4,019,958	$5.08	—	$39.56	$19.26

Granted	40,000	40.96	—	41.96	41.46
Exercised	(604,240)	5.08	—	39.56	14.06
Forfeited	(2,011)	13.13	—	39.04	34.23

Outstanding at December 31, 2006	3,453,707	$5.08	—	$41.96	$20.41

Exercisable at December 31, 2006	3,398,039	$5.08	—	$39.56	$20.15

Available for grant at December 31, 2006:

2003 Plan	1,211,000
Director’s Plan	513,750
	1,724,750

The intrinsic value of stock options exercised in the year ended December 31, 2006, 2005 and 2004 was $17.1 million, $12.4 million and $5.2 million, respectively.  The intrinsic value of options outstanding and options exercisable at December 31, 2006 was $70.0 million and $69.8 million, respectively.  The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $40.68 on December 31, 2006.  The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2006, was 4.9 years and 4.8 years, respectively.

A summary of the Company’s weighted average fair value for stock option activity in 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	33,335	$8.04

Granted	40,000	18.11
Vested	(17,667)	12.40
Forfeited	—	—

Nonvested at December 31, 2006	55,668	$13.89

The weighted average grant date fair value of options granted in 2006, 2005 and 2004 was $18.11, $13.68 and $13.57, respectively.  The total fair value of shares at grant date vested in 2006, 2005 and 2004 was $0.2 million in 2006, $2.9 million in 2005 and $17.3 million in 2004, respectively.

A majority-owned subsidiary of the Company adopted a stock option plan under which 300,000 shares were initially reserved for issuance to employees and directors.  This plan was increased to 400,000 in the fourth quarter of 2006. The terms are similar to the Company’s 2003 Plan. The subsidiary granted 256,000 options with exercise prices equal to the fair market value at the date of grant and granted 140,750 options with exercise prices that are greater than the fair market value at the date of grant.  Total option grants of 396,750 represent approximately 13.0% of the outstanding shares of the subsidiary.  As of December 31, 2006, 396,750 stock options are outstanding under this plan and 232,916 are exercisable.  All outstanding and exercisable stock options have an exercise price of $2.00 and a weighted average remaining contractual life of 8.8 years.  During the year ended December 31, 2006 there were 140,750 options granted at an exercise price of $2.00, and an average grant date fair value of $0.06.  There were no forfeitures and no exercises under this plan.  The average grant date fair value of the 161,000 and 163,834 non-vested options at December 31, 2005 and 2006 was $0.94 and $0.33, respectively.  The total fair value of options at grant date which vested during the years ended December 31, 2006 and 2005 was $0.1 million and $0.1 million, respectively.  There were no options that vested in 2004.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which U.S. employees, other than executive officers of the Company, may purchase up to $25,000 annually of Common Stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of Common Stock reserved for issuance under the ESPP, which is subject to an annual increase. The Board of Directors determined that the annual increases due January 1, 2004, 2005 and 2006 would not take place.  The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Employees purchased 45,206, 20,266 and 20,881 shares of Common Stock under the ESPP Plan in the years ended December 31, 2006, 2005 and 2004, respectively.  As of December 31, 2006, there are 641,154 shares available for future issuance.

The fair value of rights to purchase shares under the ESPP shares is calculated using the Black-Scholes option valuation model.  Rights for the 2006, 2005 and 2004 purchase periods were valued using the following weighted average assumptions:  risk-free interest rate of 4.8 percent, 2.3 percent and 1.0 percent, respectively; expected option life of 0.5 years, expected volatility of 28 percent, 34 percent and 53 percent, respectively, which is based on the historical volatility of the Company’s stock, and no dividends.  As of December 31, 2006, the Company has less than $0.1 million of unamortized stock compensation expense from the ESPP which will be recognized in the first quarter of 2007.  The intrinsic value of ESPP shares at their date of purchase by employees in 2006, 2005 and 2004 was $0.3 million, $0.1 million and $0.1 million, respectively.

Note 4:                  Asset Purchase

On May 1, 2005, the Company acquired a Salt Lake City, Utah manufacturing facility, related capital equipment, certain inventories and assumed liabilities from Hospira, Inc. (“Hospira”) for approximately $31.8 million in cash and $0.8 million in acquisition costs. The Company has a twenty-year MCDA with Hospira under which the Company produces for sale to Hospira on an exclusive basis substantially all the products that Hospira had manufactured at that facility. Hospira retains commercial responsibility for the products the Company is producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing. The majority of the products the Company produces under the MCDA are Hospira’s critical care products, which include medical devices such as catheters, angiography kits and cardiac monitoring systems. The Company has also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira, and has also committed to provide certain sales specialist support. The Company’s prices and gross margins on the products it sells to Hospira under the MCDA are based on cost savings that it is able to achieve in producing those products over Hospira’s cost to manufacture those same products at the purchase date. The Company records revenue net of any such reductions.

The Company moved all molding and automated assembly from its San Clemente location to its Salt Lake City location.  In addition, the Company has expanded its production facility in Mexico to take over substantially all manual assembly previously done in its Salt Lake City facility. Most of these changes are expected to be completed by Spring 2007.

Hospira is reimbursing the Company for severance costs and certain other termination costs for workers employed at the Salt Lake City plant at the date of purchase that are involuntarily terminated within two years of the May 1, 2005 date of purchase.  The Company expensed the costs of relocating personnel to Salt Lake City, and moving machinery to and installing it in Salt Lake City as these costs were incurred. The Company paid one-time termination benefits to certain employees in San Clemente and expects to pay termination benefits to certain Connecticut employees who are involuntarily terminated because of the move to Salt Lake City if they continue to render service until terminated.  The liability for such benefits is being accrued ratably over the employees’ expected service period in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  As of December 31, 2005, the Company had $0.6 million accrued for these exit costs.  During 2006, the Company paid $0.9 million in severance costs and adjusted the accrual by $0.5 million, bringing the December 31, 2006 accrual to $0.2 million. The accrual adjustments were due to changes in the length of employment for the designated employees and changes in the affected employees.  The total estimated exit costs associated with these terminations is $1.1 million. Costs of moving production to Mexico are capitalized or charged to expense immediately, as appropriate. Relocation costs to Mexico are not expected to be material. Total facility moving costs, relocation costs and termination benefit costs charged to expense in the year ended December 31, 2006 and 2005 were approximately $1.8 million and $1.0 million, respectively and are included in cost of good sold.

The purchase price of $31.8 million and acquisition costs of $0.8 million were allocated to the assets and liabilities assumed based on their estimated fair market values as follows.

Property, plant and equipment	$14,902
Inventory	10,195
Intangible asset — MCDA	8,571
Liabilities assumed	(1,062)
Total	$32,606

Note 5:                  Asset Disposition

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

In the fourth quarter of 2006, the Company decided to discontinue production on the blood collection needle products purchased in 2002.  Accordingly, depreciation and amortization were accelerated for the fixed assets, patents and other intangibles related to those products.  This resulted in a $0.4 million charge to cost of goods sold for deprecation and a $0.2 million charge to selling, general and administrative expenses for the intangible amortization.  The building and a royalty agreement remain as assets.  The Company has not yet determined what to do with the building in Connecticut, but does not anticipate a loss in the event of a sale of the Connecticut building.

Note 6:                   Acquisitions

In September 2004, the Company purchased an interest of approximately 57% in a company developing a new medical device for use in screening for heart disease for approximately $2.5 million in cash.  In October 2005, the Company invested an additional $1.5 million into this Company, increasing its interest to 68% and in February 2007, the Company increased its ownership to 94% (see Note 15).  The company had no operations prior to the initial investment.  Its only asset is technology related to the device, which will require pre-market submission to the Food and Drug Administration.  The company is included in the consolidated financial statements since September 2004, and the interests of the other stockholders, mostly that of the founders, are shown as minority interest. Approximately $0.4 million and $1.2 million of the Company’s investment was allocated to in-process research and development (IPR&D) in 2005 and 2004, respectively.  The IPR&D was based in part on an independent appraisal, and that amount was charged to research and development expense in the Company’s consolidated financial statements.  The pro forma effects of this acquisition were not significant.  This company incurred a net loss of $1.7 million, $1.0 million in 2006 and 2005, respectively and $0.3 million from September through December 2004.

Note 7:                         Liquid Investments

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

	2006	2005
Corporate preferred stocks	$18,425	$17,425
Federal tax-exempt debt securities	84,125	60,700
United States treasury bill	1,215	1,763
	$103,765	$79,888

The scheduled maturities of the debt securities are: $1.2 million in 2007, $10.1 million between 2012-2019, $29.1 million between 2020-2029 and $44.9 million from 2030-2040.

Investment income, including, money market funds and finance loans, consisted of the following for each year:

	2006	2005	2004
Corporate dividends	$621	$505	$263
Tax-exempt interest	2,616	1,300	799
Other interest	474	392	517
	$3,711	$2,197	$1,579

Note 8:                   Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2006	2005
Salaries and benefits	$3,564	$3,479
Professional fees	1,024	1,105
Incentive compensation	1,844	2,548
Other	1,357	1,677
	$7,789	$8,809

Note 9:                   Stockholder Rights Plan

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

Note 10:                 Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2006, 2005, 2004 is as follows:

	2006	2005	2004
Current:
Federal	$7,410	$12,206	$(524)
State	2,135	502	(418)
Foreign	(175)	—	—
	9,370	12,708	(942)
Deferred:
Federal	3,998	(1,629)	3,430
State	(2,798)	103	112
Foreign	(330)	(723)	0
	870	(2,249)	3,542
	$10,240	$10,459	$2,600

Current income taxes payable were reduced from the amounts in the above table by $6.5 million,  $4.3 million, and $2.0 million in 2006, 2005, and 2004, respectively, equal to the tax benefit that the Company receives upon exercise of stock options by employees and directors. That benefit is allocated to stockholders’ equity. The Company has accrued for tax contingencies for potential tax assessments, and in 2006 has recognized a $0.6 million net reduction of accruals made in prior years which are no longer deemed necessary of which $0.4 million relates to state tax reserves.

During 2006, the Company has recognized a (benefit) of $0.3 million for foreign tax net operating losses (“NOL”) originating in prior years that may be carried forward indefinitely.

A reconciliation of the provision for income taxes at the statutory rate to the Company’s effective tax rate is as follows:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$12,360	35.0%	$10,611	35.0%	$2,622	35.0%
State income tax, net of federal effect	(243)	-0.7	933	3.1	266	3.5
Tax credits	(1,463)	-4.2	(1,038)	-3.4	(418)	-5.6
Tax-exempt interest and dividends	(1,033)	-2.9	(530)	-1.7	(371)	-4.9
Domestic production activities/other	521	1.5	—	—	—	—
Loss of domestic subsidiary not consolidated for tax purposes	602	1.7	483	1.5	501	6.7
Foreign income tax	(504)	-1.4	—	—	—	—
	$10,240	29.0%	$10,459	34.5%	$2,600	34.7%

Tax credits in 2006 consist principally of research and developmental tax credits. In 2006, the effect of nonstatutory stock options exercised during the year on research and development tax credits and other tax credits was recorded as a reduction of the effective tax provision as permitted by interpretations of FAS 123(R). In prior years, such benefits were recorded in additional paid-in-capital.

The components of the Company’s deferred income tax provision for the years ended December 31, 2006, 2005, and 2004, are as follows:

	2006	2005	2004
Allowance for doubtful accounts	$148	$100	$(30)
Inventory reserves	(282)	(344)	(244)
Accruals	(305)	(236)	496
State income taxes	1,577	(1,575)	605
Acquired future tax deductions	(86)	322	269
Depreciation and amortization	1,814	207	2,446
Net operating loss carryforward	(330)	(723)	—
Tax credits	(1,666)	—	—
	$870	$(2,249)	$3,542

The components of the Company’s deferred income tax assets (liabilities) are as follows:

	2006	2005
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$99	$247
Inventory reserves	1,146	864
Accruals	1,277	1,021
Tax credits	300	—
Foreign	102	—
State income taxes	(48)	1,341
	$2,876	$3,473

Non-current deferred tax asset:
State income taxes	$(225)	$—
Tax credits state	2,050	—
Net operating loss carry forwards	2,106	1,571
Valuation allowance	(1,053)	(848)
	$2,878	$723

Non-current deferred tax liability:
Depreciation	$(4,899)	$(2,674)
Acquired future tax deductions	2,549	2,130
State income taxes	(651)	—
SFAS 123 (R)	29	—
Foreign currency translation adjustments	(112)	15
	$(3,084)	$(529)

Acquired future tax deductions are the tax benefits included in the Company’s consolidated income tax returns originating in Bio-Plexus, Inc., an entity purchased in 2002, prior to its acquisition by the Company. They consist of: (a) the net tax benefit of items expensed for financial statement purposes but capitalized and amortized for tax purposes of $1.9 million at acquisition date, less $1.0 million realized since acquisition; most of the balance of $0.9 million will be realized in approximately equal amounts over the next six years; (b) the tax benefited portion of Bio-Plexus’s NOL carryforward of $1.8 million, less $0.7 million realized since acquisition, which will be realized in approximately equal amounts over the next sixteen years, and (c) by the tax effect of non-amortizable basis differences of $0.5 million.

Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carryforwards, and the amount of Bio-Plexus federal NOL carryforwards recorded is the net federal benefit available. Bio-Plexus also has approximately $18.0 million of Connecticut state NOL carryforwards expiring through 2022. Realization of any significant portion of these NOLs is unlikely, and the Company has not ascribed any value to them.

The accounting for the benefits of the acquired future tax deductions as described above will not have any direct impact on the net income in the future. However, if any benefits are realized in excess of those recorded, they will be allocated to reduce non-current intangible assets related to the acquisition (royalty rights) until that amount is reduced to zero, with any excess then recognized as a reduction in tax expense.

A domestic subsidiary not consolidated for tax return purposes has a NOL of $3.0 million expiring in 2024, 2025 and 2026. The realization of the approximate benefit of this NOL is uncertain and has been offset by a valuation allowance.

A foreign subsidiary has a NOL carryforward of approximately $3.2 million with an indefinite expiration period. The Company fully expects to utilize this NOL.

Foreign currency translation adjustments, and related tax effects, are an element of “other comprehensive income” and are not included in net income.

Note 11: Products, Major Customers and Concentrations of Credit Risks

All of the Company’s products are disposable medical devices.  The Company’s principal product is its CLAVE needleless I.V. connection system which accounted for $68.4 million of revenues in 2006, $62.5 million of revenues in 2005 and $35.4 million of revenues in 2004.  Custom I.V. systems, many of which incorporate the CLAVE connector, accounted for $39.4 million of revenues in 2006, $31.8 million of revenues in 2005 and $26.2 million of revenues in 2004.  Total critical care products, including custom critical care products but excluding products that we no longer manufacture under the MCDA, accounted for $66.6 million of revenues in 2006 and $41.0 million of revenues in 2005.

The Company sells products, which are sold on credit terms on an unsecured basis, principally throughout the United States to medical product manufacturers, independent medical supply distributors, and in selected cases to hospitals and homecare providers. The manufacturers and distributors, in turn, sell the Company’s products to healthcare providers. For the years ended December 31, 2006, 2005 and 2004, the Company had sales to one manufacturer, Hospira, of 77%, 74% and 53%, respectively, of consolidated revenue.  As of December 31, 2006 and 2005, the Company had accounts receivable from Hospira of  61% and 75%, respectively, of consolidated accounts receivable.

Export sales and sales outside the United States and Canada accounted for 10%, 8% and 12% of total revenue in 2006, 2005 and 2004, respectively.

As of December 31, 2006, approximately $28.9 million of the Company’s long-lived assets, principally property and equipment, were located outside the United States: approximately $23.4 million in Mexico and approximately $5.5 million in Italy.  As of December 31, 2005, approximately $18.9 million of the Company’s long-lived assets, principally property and equipment, were located outside the United States: approximately $16.0 million in Mexico and approximately $2.9 million in Italy.

Note 12: Finance Loans Receivable

Finance loans receivable are commercial loans by ICU Finance, Inc., a wholly-owned consolidated subsidiary.  The Company plans to hold the loans to maturity or payoff.  They are carried at their outstanding principal amount, and will be reduced for an allowance for credit losses and charge offs if any such reductions are determined to be necessary in the future.  Interest is accrued as earned based on the stated interest rate and amounts outstanding.  Loan fees and costs have not been material.  As of December 31, 2006, the Company has one loan outstanding.  Scheduled maturity of this loan is $0.1 million in 2007 and $0.6 million in 2008.  Weighted average maturity (principal and interest) at December 31, 2006 was 1.5 years and the weighted average interest rate was 9.8%.  There were no unfunded commitments at December 31, 2006.

Note 13: Commitments and Contingencies

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

Note 14: Quarterly Financial Data - Unaudited

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2006
Total revenue	$48,781	$51,425	$48,600	$52,807
Gross profit	21,350	23,074	18,850	17,410
Net income	6,366	6,292	6,142	6,860
Net income per share:
Basic	$0.45	$0.44	$0.42	$0.47
Diluted	$0.41	$0.40	$0.39	$0.44

2005
Total revenue	$27,085	$40,693	$46,524	$43,230
Gross profit	15,225	16,333	19,276	18,570
Net income	4,417	4,739	5,807	5,311
Net income per share:
Basic	$0.32	$0.34	$0.42	$0.38
Diluted	$0.30	$0.31	$0.39	$0.35

Note 15: Subsequent Events

On January 2007, the Company settled litigation against its former attorneys for $8.0 million.  Payment was received in January 2007.

On February 10, 2007, the Company and its subsidiary, MedScanSonics, Inc. (“MSS”), settled litigation with the founders of MSS under which the founders transferred all of their shares in MSS to MSS.  The effect of this was to increase the Company’s ownership in MSS to 94%.

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

Management has used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.

Management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2006 based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 9B.  Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ICU Medical, Inc.
San Clemente, CA

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, that ICU Medical, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  ICU Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ICU Medical, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, ICU Medical, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ICU Medical, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows of ICU Medical, Inc. and subsidiaries and our report dated February 28, 2007 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Irvine, California

February 28, 2007

PART III

Item 10.  Directors and Executive Officers of Registrant and Corporate Goverance.

The information about Registrant’s directors and disclosure of Form 3, 4 or 5 delinquent filers called for by Item 10, Part III of Form 10-K is set forth in Registrant’s definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant’s fiscal year ended December 31, 2006 and such information is incorporated herein by reference.  Pursuant to Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information about Registrant’s executive officers called for by Item 10, Part III of Form 10-K is set forth in Part I of this Report in a separate item captioned “Executive Officers of Registrant.”

Items 11 though 14.

The information called for by Part III of Form 10-K (Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 - Certain Relationships and Related Transactions and Item 14 — Principal Accountant Fees and Services) is set forth in Registrant’s definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant’s fiscal year ended December 31, 2006, and such information is incorporated herein by this reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.  Financial Statements

Form 10-K
The financial statements listed below are set forth in Item 8 of this Annual Report.	Page No.
Reports of Independent Registered Public Accounting Firm	39-40
Consolidated Balance Sheets at December 31, 2006 and 2005	41
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	42
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	44
Notes to Consolidated Financial Statements	45-59

2.  Financial Statement Schedules

The Financial Statement Schedules required to be filed as a part of this Report are:

Schedule II — Valuation and Qualifying Accounts	67

Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

3.  Exhibits

Exhibits required to be filed as part of this report are:

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc. (14)

2.2	Letter Agreement dated May 1, 2005 between Registrant and Hospira, Inc. (14)

2.3	Real Estate Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc. (14)

2.4	Transition Services Agreement dated May 1, 2005 between Registrant and Hospira, Inc. (15)

2.5	List of schedules and exhibits to Asset Purchase Agreement, Letter Agreement, Real Estate Purchase Agreement and Transition Services Agreement. (14)

2.6	Letter Agreement dated July 13, 2005 between Registrant and Hospira, Inc. re: Asset Purchase Agreement dated February 25, 2005 (15)

3.1	Registrant’s Certificate of Incorporation, as amended. (1)

3.2	Registrant’s Bylaws, as amended. (1)

10.1	Form of Indemnity Agreement with Executive Officers.(1)

10.2	Registrant’s Amended and Restated 1993 Incentive Stock Plan.(2)

10.3	Manufacture and Supply Agreement dated September 13, 1993 between Registrant and B.Braun, Inc. relating to the Protected Needle product.(3)

10.4	Supply and Distribution Agreement dated April 3, 1995 between Registrant and Abbott Laboratories, Inc. relating to the CLAVE product.(4)

10.5	Rights Agreement dated July 15, 1998 between Registrant and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.(5)

10.6	SafeLine Agreement effective October 1, 1999 by and between Registrant and B.Braun Medical, Inc.(6)

10.7	Amendment to April 3, 1995 Supply and Distribution Agreement, dated January 1, 1999, between Registrant and Abbott Laboratories.(7)

10.8	Amendment No. 1 to Rights Agreement, dated January 30, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C. as Rights Agent.(8)

10.9	Co-Promotion and Distribution Agreement, dated February 27, 2001 between Registrant and Abbott Laboratories.(9)

10.10	Amended and Restated Rights Agreement, dated as of May 10, 2002, between Registrant and Mellon Investor services, L.L.C., as Rights Agent.(10)

10.11	Registrant’s 2001 Directors’ Stock Option Plan.(11)

10.12	Registrant’s 2002 Employee Stock Purchase Plan.(11)

10.13	Registrant’s 2003 Stock Option Plan.(12)

10.14	Amendment to April 3, 1995 Supply and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories.(13)

10.15	Amendment to February 27, 2001 Co-Promotion and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories.(13)

10.16	Manufacturing, Commercialization and Development Agreement between Registrant and Hospira, Inc. effective May 1, 2005 (14)

10.17	Employment Agreement between Registrant and George A. Lopez, M.D. effective January 1, 2006 (16)

10.18	Form of Employment Agreements between Registrant and its Executive Officers effective January 1, 2007

10.19	Form of ICU Medical, Inc. 2005 Long Tem Retention Plan (14)

10.20	Letter Agreement dated July 8, 2005 between Registrant and Hospira, Inc. re: Manufacturing, Commercialization and Development Agreement effective May 1, 2005 (15)

10.21	Settlement and Release Agreement dated as of January 2, 2007 between ICU Medical, Inc. and Fulwider Patton Lee & Utecht, LLP.

21.1	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen LLP.

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(14)             Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005, and incorporated herein by reference

(15)             Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005, and incorporated herein by reference

(16)             Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ George A. Lopez, M.D.
George A. Lopez, M.D.
Chairman of the Board

Dated:	March 1, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Lopez, M.D.	Chairman of the Board, President,	March 1, 2007
George A. Lopez, M.D.	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Francis J. O’Brien	Chief Financial Officer	March 1, 2007
Francis J. O’Brien	(Principal Financial Officer)

/s/ Scott E. Lamb	Controller	March 1, 2007
Scott E. Lamb	(Principal Accounting Officer)

/s/ Jack W. Brown	Director	March 1, 2007
Jack W. Brown

/s/ John J. Connors	Director	March 1, 2007
John J. Connors

/s/ Michael T. Kovalchik, III, M.D.	Director	March 1, 2007
Michael T. Kovalchik, III, M.D.

/s/ Joseph R. Saucedo	Director	March 1, 2007
Joseph R. Saucedo

/s/ Richard H. Sherman, M.D.	Director	March 1, 2007
Richard H. Sherman, M.D.

/s/ Robert S. Swinney, M.D.	Director	March 1, 2007
Robert S. Swinney, M.D.

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period

For the year ended December 31, 2004:

Allowance for doubtful accounts	$742	$298	$—	$(128)	$912

For the year ended December 31, 2005:

Allowance for doubtful accounts	$912	$(181)	$—	$(138)	$593

For the year ended December 31, 2006:

Allowance for doubtful accounts	$593	$(273)	$—	$(10)	$310