Form 10-Q
period 2007-03-31
ICU MEDICAL INC/DE
filed 2007-04-26
CIK 883984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether or not the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 17, 2007
Common	14,448,429

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	3/31/07	12/31/06
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,306	$13,153
Liquid investments	109,826	103,765
Cash, cash equivalents and liquid investments	119,132	116,918
Accounts receivable, net of allowance for doubtful accounts of $365 and $310 as of March 31, 2007 and December 31, 2006, respectively	26,849	26,533
Inventories	16,176	16,315
Prepaid income taxes	291	4,541
Prepaid expenses and other current assets	4,523	4,255
Deferred income taxes - current portion	2,807	2,876
Total current assets	169,778	171,438
PROPERTY AND EQUIPMENT, net	63,961	59,037
INTANGIBLE ASSETS, net	9,666	9,781
DEFERRED INCOME TAXES, non-current	3,016	2,878
INCOME TAXES RECEIVABLE, non-current	1,848	—
OTHER ASSETS	1,119	1,114
	$249,388	$244,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,586	$8,130
Accrued liabilities	8,124	7,789
Total current liabilities	15,710	15,919
DEFERRED INCOME TAXES	3,084	3,084
INCOME TAXES PAYABLE - non-current	2,532	—
MINORITY INTEREST	—	358
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value—Authorized—500,000 shares, issued and outstanding—none	—	—
Common stock, $0.10 par value—Authorized—80,000,000 shares, issued 14,746,951 shares at March 31, 2007 and December 31, 2006	1,475	1,475
Additional paid-in capital	74,525	74,489
Treasury stock, at cost - 298,522 and 126,530 shares at March 31, 2007 and December 31, 2006, respectively	(12,109)	(5,383)
Retained earnings	163,740	153,925
Accumulated other comprehensive income	431	381
Total stockholders’ equity	228,062	224,887
	$249,388	$244,248

(1)  December 31, 2006 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES:
Net sales	$47,663	$47,457
Other	1,170	1,324
TOTAL REVENUE	48,833	48,781

COST OF GOODS SOLD	29,617	27,431

Gross profit	19,216	21,350

OPERATING EXPENSES:
Selling, general and administrative	11,999	10,591
Research and development	1,851	1,569
Total operating expenses, net	13,850	12,160

Income from operations	5,366	9,190

OTHER INCOME	9,399	761

Income before income taxes and minority interest	14,765	9,951

PROVISION FOR INCOME TAXES	(5,020)	(3,728)
MINORITY INTEREST	70	143

NET INCOME	$9,815	$6,366

NET INCOME PER SHARE
Basic	$0.67	$0.45
Diluted	$0.63	$0.41

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,581,699	14,218,346
Diluted	15,614,711	15,394,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,815	$6,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,566	2,531
Provision for doubtful accounts	57	209
Minority interest	(70)	(143)
Stock compensation	181	126
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(306)	(3,130)
Inventories	151	(1,215)
Prepaid expenses and other assets	(560)	672
Accounts payable	(550)	1,248
Accrued liabilities	327	(764)
Prepaid and deferred income taxes	4,769	2,762
Net cash provided by operating activities	16,380	8,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,064)	(3,577)
Proceeds from finance loan repayments	23	310
Purchases of liquid investments	(17,790)	(12,096)
Proceeds from sale of liquid investments	11,729	5,300
Net cash used in investing activities	(13,102)	(10,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	602	2,282
Proceeds from employee stock purchase plan	742	576
Tax benefits from exercise of stock options	140	852
Purchase of treasury stock	(8,613)	—
Net cash provided (used) by financing activities	(7,129)	3,710

Effect of exchange rate changes on cash	4	8

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,847)	2,317

CASH AND CASH EQUIVALENTS, beginning of period	13,153	6,854
CASH AND CASH EQUIVALENTS, end of period	$9,306	$9,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three Months ended March 31,
	2007	2006
Net income	$9,815	$6,366

Other comprehensive income, net of tax:
Foreign currency translation adjustment	50	47

Comprehensive income	$9,865	$6,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Amounts in tables in thousands except share and per share data)
(unaudited)

Note 1:       Basis of Presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of Management, necessary for a fair statement of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Stockholders.

ICU Medical, Inc. (the “Company”), a Delaware corporation, operates principally in one business segment engaged in the development, manufacturing and marketing of disposable medical devices.  The Company’s devices are sold principally to distributors and medical product manufacturers throughout the United States and a portion internationally.  All subsidiaries are wholly or majority owned and included in the consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Note 2:       New Accounting Pronouncements:  Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective on January 1, 2008. The provisions of SFAS 159 are elective, and the Company has not determined whether or to what extent we may implement its provisions or how if implemented, it might affect the Company’s financial statements.

Note 3:       Legal Settlement:  In January 2007, the Company settled litigation against a firm of attorneys that formerly represented the Company in patent litigation matters for $8.0 million.  Payment was received in January 2007 and is included in Other Income in the Condensed Consolidated Statements of Income for the quarter ended March 31, 2007.

Note 4:       FIN 48 Uncertain Tax Positions:  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109” (“FIN 48”), provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain income tax position may be recognized only if it is “more-likely-than-not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $2.5 million that, if recognized, would affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the tax provision.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Our United States federal income tax returns for tax years since 2000 are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years since 1998 are subject to examination by the state tax authorities.

Note 5:                     Inventories consisted of the following:

	3/31/07	12/31/06
Raw material	$9,998	$9,996
Work in process	3,238	3,258
Finished goods	2,940	3,061
Total	$16,176	$16,315

Note 6:       Property and equipment consisted of the following:

	3/31/07	12/31/06
Machinery and equipment	$39,583	$38,373
Land, building and building improvements	38,577	38,336
Molds	12,229	10,959
Computer equipment and software	7,578	7,257
Furniture and fixtures	2,209	2,143
Construction in progress	9,163	5,250

Total property and equipment, cost	109,339	102,318
Accumulated depreciation	(45,378)	(43,281)

Net property and equipment	$63,961	$59,037

Note 7:       Net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities.  Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,033,012 and 1,176,441 for the three months ended March 31, 2007 and 2006, respectively.  Options that are antidilutive because their exercise price exceeded the average market price of its common stock for the period approximated 40,000 and 200,000 for the three months ended March 31, 2007 and 2006, respectively.

Note 8:       Income Taxes:  Income taxes were accrued at an effective tax rate of 34.0% in the first quarter of 2007 as compared to 37.5% in the first quarter of 2006. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes, and in 2006 losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income, state and federal tax credits, and deductions for Domestic Production Activities.

Note 9:       Major customers:  The Company had revenues equal to ten percent or greater of total net revenues from one customer, Hospira, Inc.  Such revenues were 74% and 77% in the three months ended March 31, 2007 and 2006, respectively.

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

In the normal course of business, the Company has agreed to indemnify officers and directors of the Company, to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of the Company’s products.  There is no maximum limit on the indemnification that may be required under these agreements.  The Company has never incurred, nor does it expect to incur, any liability for indemnification, and therefore, the Company has not recorded any liability for these arrangements in its financial statements and does not expect to incur any.  Except for indemnification agreements, the Company does not have any “off balance sheet arrangements”.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2006 Annual Report to Shareholders.  In preparing our financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

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

Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on specific past due accounts for which we consider collection to be doubtful. We rely on prior payment trends, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. We regularly review individual past due balances for collectibility. Loss exposure is principally with international distributors (for whom normal payment terms are long in comparison to those of our other customers and, to a lesser extent, domestic distributors). Many of these international distributors are relatively small and we are vulnerable to adverse developments in their businesses that can hinder our collection of amounts due. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

Inventories are stated at the lower of cost (first in, first out) or market. We need to carry many components to accommodate our rapid product delivery, and if we misestimate demand or if customer requirements change, we may have components in inventory that we may not be able to use. Most finished products are made only after we receive orders except for certain standard (non-custom) products which we will carry in inventory in expectation of future orders. For products in inventory, we need to estimate what may not be saleable. We regularly review inventory for slow moving items and write off all items we do not expect to use in manufacturing, or finished products we do not expect to sell. If actual usage of components or sales of finished goods inventory is less than our estimates, we could be required to write off additional inventory, which could have an adverse effect on our operating results in the period in which the write-off occurs.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective on January 1, 2008.  The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

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

We are also increasing our efforts to acquire new products.  We made investments in a company developing a new medical device beginning in 2004, acquired Hospira’s Salt Lake City, Utah manufacturing facility in May 2005 and entered into the MCDA to produce critical care products for Hospira, and are continuing to seek other opportunities. However, there is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

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

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be of singular importance to our growth.  In the first quarter of 2007 and years ended 2006, 2005 and 2004, our revenues from U.S. sales to Hospira were 71%, 74%, 73% and 53%, respectively.  We expect this percentage will be maintained in the future as a result of sales of CLAVE products, custom I.V. sets, new products and critical care products to Hospira.  Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market.  We expect that Hospira will be important to our growth for CLAVE, custom products, and our other products in the U.S. and also outside the U.S.

On May 1, 2005, we acquired Hospira’s Salt Lake City manufacturing facility, related capital equipment and entered into a 20-year MCDA with Hospira, under which we produce for sale, exclusively to Hospira, substantially all the products, primarily critical care, that Hospira had manufactured at that facility.  Hospira retains commercial responsibility for the products we are producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing.  The majority of the products under the MCDA are invasive monitoring and angiography products, which include medical devices such as catheters, cardiac monitoring systems and angiography kits.  Sales of products manufactured under the MCDA, including custom products, were $15.4 million and $19.2 million in the first quarter of 2007 and 2006, respectively.  Excluding sales of products we no longer manufacture, sales in the first quarter of 2007 and 2006 were $15.4 million and $14.9 million, respectively.  We have also committed to fund certain research and development to improve critical care products and develop new products for sale to Hospira and to provide sales specialist support.  Our prices and our gross margins on the products we sell to Hospira under the MCDA are based on cost savings that we are able to achieve in producing those products over Hospira’s cost to manufacture those same products at the purchase date.  We record revenue net of any such reductions.  There is no assurance as to the amounts of future sales or profits under the MCDA.

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

There is no assurance that we will be successful in implementing our growth strategy. The custom products market is small, and we could encounter customer resistance to custom products.  Further, we could encounter increased competition as other companies see opportunity.  Product development or acquisition efforts may not succeed, and even if we do develop or acquire products, there is no assurance that we will achieve profitable sales of such products.  An adverse change in our relationship with Hospira, or a deterioration of Hospira’s position in the market, could have an adverse effect on us.  Increased expenditures for sales and marketing and product acquisition and development may not yield desired results when expected, or at all.  While we have taken steps to control those risks, there are certain of those risks which may be outside of our control, and there is no assurance that steps we have taken will succeed.

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Three months ended March 31,		Fiscal Year Ended
Product Line	2007	2006	2006	2005	2004
CLAVE	35%	33%	34%	40%	47%

Custom Products	31%	25%	28%	27%	35%

Critical Care (excluding custom products)	25%	24%	25%	20%	—

CLC2000®	3%	3%	3%	3%	4%

Other Products	4%	12%	9%	8%	10%

License, royalty and revenue share	2%	3%	1%	2%	4%

Total	100%	100%	100%	100%	100%

Critical care, including critical care custom products accounted for 32% and 30% of total revenue for the quarters ended March 31, 2007 and 2006, respectively.  Custom I.V. systems, excluding critical care custom products, were 24% and 18% of total revenues for the quarters ended March 31, 2007 and 2006.

Most custom I.V. systems include one or more CLAVEs.  Total CLAVE sales including custom I.V. systems with at least one CLAVE were $26.1 million or 53% of total revenue in the first quarter of 2007 and $22.6 million or 46% of total revenue in the first quarter of 2006.

We sell most of our I.V. administration products to independent distributors and through agreements with Hospira and certain other medical product manufacturers.  Most independent distributors handle the full line of our I.V. administration products.  We sell our invasive monitoring, angiography and I.V. administration products through three agreements with Hospira (the “Hospira Agreements”).  Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors and the CLC2000 and certain other I.V. therapy products.  Under a 2001 agreement, we sell custom I.V. systems to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2014.  Under the MCDA, a 2005 agreement, we sell Hospira invasive monitoring, angiography and other products which they formerly manufactured at the Salt Lake City facility.  The terms of the MCDA extend to 2025.  We also sell certain other products to a number of other medical product manufacturers.

We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships such as our Hospira relationship, to secure long-term contracts with large healthcare providers and major buying organizations.  As a result of this marketing and distribution strategy, we derive most of our revenues from a relatively small number of distributors and manufacturers.  The loss of a strategic relationship with a customer or a decline in demand for a manufacturing customer’s products could have a material adverse effect on our operating results.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines.  We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. Under one of our Hospira Agreements, we manufacture custom I.V. systems for sale by Hospira and jointly promote the products under the name SetSource™. In 2004, we made our initial investment in a company developing a new medical device. Sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the MCDA to produce Hospira’s invasive monitoring, angiography products and certain other products they had manufactured at that facility.  We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care CLAVE and custom products in the product offerings of those entities.  Custom I.V. and custom critical care products accounted for approximately $15.3 million or 31% of total revenue in the first quarter of 2007, including sales under the Hospira SetSource program of approximately $4.6 million and custom critical care products of approximately $3.4 million. We expect continued increases in sales of custom products.  There is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory.  These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines.  In 2006, we centralized our proprietary molding in Salt Lake City, expanded our production facility in Mexico and transferred the majority of manual assembly previously done in Salt Lake City to our facility in Mexico.  A further significant expansion of our facility in Mexico will be completed in the second quarter of 2007.  We may establish other production facilities outside the U.S.

We distribute products through three distribution channels.  Product revenues for each distribution channel were as follows:

	Three months ended March 31,		Fiscal Year Ended
Channel	2007	2006	2006	2005	2004
Medical product manufacturers	74%	78%	76%	76%	57%
Independent domestic distributors	14%	13%	14%	16%	31%
International customers	12%	9%	10%	8%	12%

Total	100%	100%	100%	100%	100%

Sales to international customers do not include bulk CLAVE products sold to Hospira in the U.S., but used in I.V. products manufactured by Hospira and exported.  Those sales are included in sales to medical product manufacturers.  Other sales to Hospira for destinations outside the U.S. are included in sales to international customers.

Quarter-to-quarter comparisons: We present summarized income statement data in Item 1. Financial Statements.  The following table shows, for the year 2006 and the first quarter of 2007 and 2006, the percentages of each income statement caption in relation to revenues.

	Year	Quarter ended March 31,
	2006	2007	2006
Revenue
Net sales	99%	98%	97%
Other	1%	2%	3%
Total revenues	100%	100%	100%

Gross profit	40%	39%	44%

Selling, general and administrative expenses	22%	24%	22%
Research and development expenses	3%	4%	3%
Gain on sale of building	1%	—	—
Total operating expenses	24%	28%	25%

Income from operations	16%	11%	19%
Other income	2%	19%	2%
Income before income taxes and minority interest	18%	30%	21%
Income taxes	5%	10%	8%
Minority interest	0%	0%	0%
Net income	13%	20%	13%

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

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

Revenues were $48.8 million in the first quarters of 2007 and 2006.  Revenues include sales of $0.2 million in 2007 and $5.3 million in 2006 for sales of a product we discontinued manufacturing under the MCDA in October 2006 ($4.2 million for the first quarter of 2006) and the Punctur Guard products that we terminated in January 2007.  Without those sales, revenues for the first quarters of 2007 and 2006 were $48.6 million and $43.5 million, respectively, which is an increase of $5.1 million, or 12%.

Distribution channels:  Net U.S. sales to Hospira in the first quarter of 2007 were $34.4 million, compared to net sales of $36.6 million in the first quarter of 2006.  The first quarter of 2006 includes $4.2 million of sales of a product we discontinued manufacturing under the MCDA in October 2006.  Excluding the sales of this product, net sales to Hospira increased $2.0 million, or 6%.  This increase was primarily comprised of increased CLAVE sales of $0.7 million, custom I.V. systems, including SetSource of $0.7 million and critical care sales of $0.6 million.  All increases are from increased unit sales.  Sales to Hospira under the SetSource program approximated $4.5 million in the first quarter of 2007 compared to $3.8 million in the first quarter of 2006, an increase of 19%.  We expect an increase in our sales to Hospira in 2007 compared to 2006 from continued growth in sales of custom I.V. systems and a modest percentage growth in critical care, CLAVE and other product sales, although there is no assurance that these expectations will be realized.

Net sales to independent domestic distributors (including Canada) in the first quarter of 2007 were $6.9 million compared to $6.2 million in the first quarter of 2006.  Excluding Punctur Guard sales of $0.1 million and $0.8, respectively, net sales were $6.8 million and $5.4 million, respectively, which is an increase of $1.4 million, or 26%.  This increase was primarily comprised of a $1.2 million increase in custom I.V. systems from increased unit volume.  We expect that sales to domestic distributors will increase principally from growth in custom I.V. system business, with modest growth in sales of other products, including new products, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $5.7 million in the first quarter of 2007, compared with $4.3 million in the first quarter of 2006, an increase of $1.4 million or 33%.  Approximately $1.1 million of this increase was attributable to increased sales in Europe.  The principal product line showing an increase was custom I.V. systems, with an increase of $1.1 million due to increased unit sales.  We expect significant increases in sales to international customers across all areas and all principal product lines, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) were $17.1 million in the first quarter of 2007 compared to $16.1 million in the first quarter of 2006, an increase of $1.0 million.  This increase was primarily due to increased sales to Hospira of $0.7 million and increased international sales of $0.4 million.  Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $26.1 million in the first quarter of 2007 compared with $22.6 million in the first quarter of 2006.  The increase of CLAVE and custom CLAVE product sales was in all our distribution channels.

Sales to Hospira of critical care products, excluding custom critical care products and products we no longer manufacture, were $12.2 million in the first quarter of 2007 compared to $11.8 million in the first quarter of 2006.  This increase was due to increased unit sales.

Net sales of custom products, including custom critical care products, were $15.3 million in the first quarter of 2007 compared to $12.0 million in the first quarter of 2006.  The $3.3 million and 28% increase over 2006 was principally from increased unit volume sales.  The higher revenue was primarily from increases domestic distributor sales of $1.2 million, international sales of $1.1 million, the SetSource program with Hospira of $0.7 million and custom critical care products of $0.3 million.

Net sales of CLC2000 in the first quarter of 2007 and the first quarter of 2006 were $1.3 million and $1.2 million.  The increase was from modest increases in purchases from Hospira and other OEM, offset by lower purchases from domestic and international distributors.

Sales of other products were $1.7 million and $6.4 in the first quarters of 2007 and 2006, respectively.  The first quarter of 2006 other product sales include $4.2 million of sales of a product we no longer manufacture under the MCDA and $1.1 million of sales of Punctur-Guard products (excluding royalties) which was terminated in the January 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $1.2 million in the first quarter of 2007 and $1.3 million in the first quarter of 2006.  We may receive other license fees or royalties in the future for the use of our technology.  We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margin for the first quarter of 2007 and 2006 was 39% and 44%, respectively.  Production and gross margins were relatively stable in the first quarter of 2006.  In the fourth quarter of 2006, gross margins declined to 33%.  The decline was caused by temporary production inefficiencies in Salt Lake City, production inefficiencies in Mexico because of increased production volumes, turnover of new personnel and changes in production processes and certain non-recurring charges.

The production inefficiencies in Salt Lake City and Mexico continued through the first quarter of 2007 and increased costs in relation to the first quarter of 2006 by approximately $0.4 million and $1.2 million, respectively.  These, plus increased freight costs of approximately $0.8 million, because of higher charges from freight companies to cover higher fuel costs and an increase in overseas shipments, caused the gross margin to be reduced to 39% as compared to the first quarter of 2006.

We estimate that all of the inefficiencies will be resolved by the end of the year 2007, if not sooner, and that our gross margins by the end of the year will approximate 45%.  However, we give no assurance as to gross margins in 2007 or when all adverse effects of inefficiencies will be eliminated.

Selling, general and administrative expenses (“SG&A”) were $12.0 million, and were 24% of revenues in the first quarter of 2007, compared with $10.6 million and 22% in the first quarter of 2006.  The increase in costs was primarily due to $0.9 million of increased compensation and benefit expenses, including the addition of new sales personnel and increased pay rates and travel expense increases of $0.4 million.  We expect SG&A in 2007 to be 21% to 23% of revenue. An expected increase in costs for sales personnel is expected to be more than offset by a significant decrease in expenses associated with patent and other litigation. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $1.9 million and four percent of revenue in the first quarter of 2007 compared to $1.6 million and three percent of revenue in the first quarter of 2006. This increase was primarily from increased R&D activity associated with critical care products.  We expect R&D in 2007 to be four to five percent of revenue, although there is no assurance that these expectations will be realized.

Other income was $9.4 million in the first quarter of 2007 and $0.8 million in the first quarter of 2006.  Other income in the first quarter of 2007 includes an $8.0 million payment to the Company on settlement of litigation against our former attorneys and $0.3 million payment of another legal settlement.  Interest income was $1.1 million in the first quarter of 2007 compared to $0.7 million in the first quarter of 2006.  The increase in interest income was primarily due to higher invested balances.

Income taxes were accrued at an effective tax rate of 34.0% in the first quarter of 2007 as compared to 37.5% in the first quarter of 2006.  The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes and, in 2006, losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income, state and federal tax credits, and deductions for Domestic Production Activities. We expect our effective rate to be approximately 34.0% in 2007.

Liquidity and Capital Resources

During the first quarter of 2007, our cash and liquid investments increased by $2.2 million.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories and the timing of tax payments.

During the first quarter of 2007 and 2006, cash provided by operations was $16.4 million and $8.7 million, respectively.  The first quarter of 2007 cash flow from operations was mainly comprised of $9.8 million of net income, including $8.0 million in a legal settlement ($5.3 million in legal settlements net of taxes), depreciation and amortization of $2.6 million, and changes in our operating assets and liabilities of $3.8 million.

Investing Activities:  During the first quarter of 2007, we used $13.1 million of cash in investing activities.  This was comprised of $7.1 million of purchases of property and equipment which were primarily for the building expansion of our Mexico facility, equipment and mold additions and the build-out of our new data center.  We also purchased a net $6.1 million in investments.

We estimate that capital expenditures in 2007, including the building improvements in our Mexico facility and new tooling, will be approximately $22.0 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:   Cash provided by stock options and the employee stock purchase plan, including tax benefits was $1.5 million in the first quarter of 2007 to purchase 45,129 shares.

In January 2007, we announced an expanded program to purchase up to at least $20.0 million of our common stock.  We purchased $8.6 million of our stock during the first quarter of 2007.

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

Off Balance Sheet Arrangements

In the normal course of business, we have agreed to indemnify officers and directors of the Company to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of our products.  There is no maximum limit on the indemnification that may be required under these agreements.  We have never incurred, nor do we expect to incur, any liability for indemnification.  Except for indemnification agreements, we do not have any off balance sheet arrangements.

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

	2007	2008	2009
MCDA	$4,947	$5,500	$5,500
Property and equipment	12,211	—	—
Total	$17,158	$5,500	$5,500

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

•                  factors affecting operating results, such as shipments to specific customers, reduced dependence on current proprietary products, expansion in international markets, selling prices, future increases or decreases in sales of certain products and in certain markets and distribution channels, increases in systems capabilities, introduction and sales of new products, warranty claims, rebates, product returns, bad debt expense, inventory requirements, manufacturing efficiencies and cost savings, unit manufacturing costs;  establishment of production facilities outside the U.S., adequacy of production capacity, results of R&D, asset impairment losses, relocation of manufacturing facilities and personnel, effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies, business seasonality and fluctuations in quarterly results, customer ordering patterns and the effects of new accounting pronouncements;

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

Second, one should read the forward looking statements in conjunction with the Risk Factors in Part II, Item 1A of the Annual Report to the Securities and Exchange Commission for the year ended December 31, 2006 and Part II, Item 1A of this Quarterly Report. Also, our actual future operating results are subject to other important factors that we cannot predict or control, including among others the following:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities at seven to forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates. As of March 31, 2007, we had no declines in the market values of these securities.

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

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro, British Pound, and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for Italy, where our net Euro position at March 31, 2007 was approximately €3.9 million. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. in the United States District Court for the Central District of California, we alleged that Alaris infringes ICU’s patent in the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems.  On August 2, 2004 the Court denied our request for a preliminary injunction.  On December 27, 2004, our complaint was amended to allege that Alaris infringes three additional patents.  On July 17, 2006, the Court issued an order interpreting certain claims in certain of our patents in a manner that, if upheld, could significantly impair our ability to enforce those patents against others, including Alaris.  The Court also issued a partial summary judgment in favor of Alaris based on one of those interpretations.  On January 22, 2007, the Court issued an order granting Alaris’ summary judgment motion of invalidity as to the remaining claims asserted against Alaris and on February 22, 2007, the Court entered judgment dismissing those remaining claims.  We intend to appeal the Court’s judgment.  The Court’s order has not affected all patent claims under the patents in the suit.  Following entry of the judgment dismissing the claims, the Court heard Alaris’ motion to recover its fees, costs and expenses and on April 16, 2007, the Court granted in part Alaris’ motion.  The amount of the award has not been determined and additional briefing from the parties is scheduled on this issue.  We intend to appeal the award when it is made and do not believe at this time that it is probable that an award of any material amount will ultimately be sustained.  The outcome of this matter cannot be determined at this time.

In an action filed July 6, 2006 entitled Medegen MMS, Inc. v. ICU Medical, Inc. pending in the United States District Court for the Central District of California, Medegen alleges that ICU Medical infringes one of its patents by the offering for sale and selling the CLC 2000 and Tego, and Medegen seeks monetary damages and injunctive relief.  In March 2007, Medegen withdrew its action as to the Tego.  We believe we are not infringing and that there is not any significant financial exposure, other than the cost of litigation.  We intend to vigorously defend ourselves in this action.

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

Item 1A.   Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part II, Item 1A of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2006, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the Securities and Exchange Commission.  There have been no material changes in the Risk Factors as previously disclosed Risk Factors in Part II, Item 1A of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the first quarter of 2007:

Period	Shared purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
01/1/2007—01/31/2007	24,244	$41.24	24,244	$—
02/1/2007—02/28/2007	—	—	—	20,000,000
03/31/2007—03/31/2007	192,877	39.47	192,877	12,386,700
First quarter 2007 total	217,121	$39.67	217,121

We had a stock repurchase program, originally announced in July 2006.  In August 2006, our Board of Directors authorized a program to purchase $14.0 million of our common stock.  This program was terminated in January 2007 after purchasing shares with a cost of approximately $8.0 million.  Also in January 2007, we announced an expanded program to purchase up to at least $20 million of our common stock.  However, we may purchase more or less than that amount, as we deem appropriate based on the stock price, prevailing market and business conditions and other considerations.

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

ICU Medical, Inc.
(Registrant)

/s/ Francis J. O’Brien	Date: April 26, 2007
Francis J. O’Brien
Chief Financial Officer
(Principal Financial Officer)

/s/ Scott E. Lamb	Date: April 26, 2007
Scott E. Lamb
Controller
(Principal Accounting Officer)