Form 10-Q
period 2007-06-30
ICU MEDICAL INC/DE
filed 2007-07-26
CIK 883984

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether or not the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes☐	No ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2007
Common	14,458,850

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	6/30/07	12/31/06
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,257	$13,153
Liquid investments	101,019	103,765
Cash, cash equivalents and liquid investments	110,276	116,918
Accounts receivable, net of allowance for doubtful accounts of $526 and $310 as of June 30, 2007 and December 31, 2006, respectively	31,940	26,533
Inventories	15,746	16,315
Prepaid income taxes	4,823	4,541
Prepaid expenses and other current assets	5,048	4,255
Deferred income taxes - current portion	2,766	2,876
Total current assets	170,599	171,438

PROPERTY AND EQUIPMENT, net	68,725	59,037
INTANGIBLE ASSETS, net	12,306	9,781
DEFERRED INCOME TAXES, non-current	3,016	2,878
INCOME TAXES RECEIVABLE, non-current	1,848	—
OTHER ASSETS	465	1,114
	$256,959	$244,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,797	$8,130
Accrued liabilities	13,107	7,789
Total current liabilities	19,904	15,919

DEFERRED INCOME TAXES	3,084	3,084
INCOME TAXES PAYABLE - non-current	2,890	—
MINORITY INTEREST	—	358
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value- Authorized - 500,000 shares, issued and outstanding - none	—	—
Common stock, $0.10 par value- Authorized — 80,000,000 shares, issued 14,746,951 shares at June 30, 2007 and December 31, 2006	1,475	1,475
Additional paid-in capital	74,427	74,489
Treasury stock, at cost - 288,101 and 126,530 shares at June 30, 2007 and December 31, 2006, respectively	(11,644)	(5,383)
Retained earnings	166,284	153,925
Accumulated other comprehensive income	539	381
Total stockholders’ equity	231,081	224,887
	$256,959	$244,248

(1) December 31, 2006 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Income

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES:
Net sales	$48,370	$50,891	$96,033	$98,348
Other	520	534	1,690	1,858
TOTAL REVENUE	48,890	51,425	97,723	100,206

COST OF GOODS SOLD	28,252	28,351	57,869	55,782

Gross profit	20,638	23,074	39,854	44,424

OPERATING EXPENSES:
Selling, general and administrative	11,504	12,236	23,503	22,827
Research and development	2,155	2,335	4,006	3,904
Total operating expenses, net	13,659	14,571	27,509	26,731

Income from operations	6,979	8,503	12,345	17,693

OTHER INCOME (EXPENSE)	(3,402)	1,197	5,997	1,958

Income before income taxes and minority interest	3,577	9,700	18,342	19,651

PROVISION FOR INCOME TAXES	(1,033)	(3,543)	(6,053)	(7,271)
MINORITY INTEREST	—	135	70	278

NET INCOME	$2,544	$6,292	$12,359	$12,658

NET INCOME PER SHARE
Basic	$0.18	$0.44	$0.85	$0.89
Diluted	$0.16	$0.40	$0.79	$0.82

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,456,396	14,331,596	14,518,705	14,275,285
Diluted	15,534,568	15,571,367	15,572,663	15,490,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,359	$12,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,364	5,176
Provision for doubtful accounts	222	48
Minority interest	(70)	(278)
Stock compensation	310	258
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(5,521)	(3,062)
Inventories	591	(3,070)
Prepaid expenses and other assets	(261)	(724)
Accounts payable	(1,345)	641
Accrued liabilities	5,296	1,933
Prepaid and deferred income taxes	526	787
Net cash provided by operating activities	17,471	14,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,171)	(9,413)
Cash paid for aquired assets	(3,224)	—
Proceeds from finance loan repayments	38	621
Purchases of liquid investments	(18,258)	(25,109)
Proceeds from sale of liquid investments	21,004	11,322
Net cash used in investing activities	(14,611)	(22,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	808	4,904
Proceeds from employee stock purchase plan	742	576
Tax benefits from exercise of stock options	238	2,638
Purchase of treasury stock	(8,613)	—
Net cash provided (used) by financing activities	(6,825)	8,118

Effect of exchange rate changes on cash	69	32

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,896)	(62)

CASH AND CASH EQUIVALENTS, beginning of period	13,153	6,854
CASH AND CASH EQUIVALENTS, end of period	$9,257	$6,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

CU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Net income	$2,544	$6,292	$12,359	$12,658

Other comprehensive income, net of tax:
Foreign currency translation adjustment	108	61	158	108

Comprehensive income	$2,652	$6,353	$12,517	$12,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2007

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

Note 3:      Litigation Matters:  In January 2007, the Company settled litigation against a firm of attorneys that formerly represented the Company in patent litigation matters for $8.0 million.  Payment was received in January 2007 and is included in Other Income (Expense) in the Condensed Consolidated Statements of Income for the six months ended June 30, 2007.

On June 28, 2007 the United States District Court for the Central District of California ordered ICU Medical, Inc. to pay Alaris Medical Systems, Inc. (now part of Cardinal Health, Inc.), $4.8 million of fees and costs, plus post judgment interest. The Court’s decision was pursuant to a motion brought by Alaris for reimbursement of legal fees following dismissal of the Company’s claim of patent infringement against Alaris. The Company intends to appeal the Court’s judgment dismissing its claims in the patent case. Because the order is a judgment against the Company and the outcome of the appeal is uncertain, the Company recorded a charge of $4.8 million in Other Income (Expense) in the Condensed Consolidated Statement of Income for the quarter ended June 30, 2007.  The Company has not paid the judgment, pending outcome of the appeal.

Note 4:      FIN 48 Uncertain Tax Positions: In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain income tax position may be recognized only if it is “more-likely-than-not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $2.5 million and as of June 30, 2007 was $2.8 million, that, if recognized, would affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the tax provision.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Our United States federal income tax returns for tax years since 2001 are subject to examination by the Internal Revenue Service. The Internal Revenue Service recently concluded their examination of tax years through 2004.  Our principal state income tax returns for tax years since 1998 are subject to examination by the state tax authorities.

Note 5:                     Inventories consisted of the following:

	6/30/07	12/31/06
Raw material	$10,697	$9,996
Work in process	2,716	3,258
Finished goods	2,333	3,061
Total	$15,746	$16,315

Note 6:       Property and equipment consisted of the following:

	6/30/07	12/31/06
Machinery and equipment	$41,458	$$38,373
Land, building and building improvements	39,880	38,336
Molds	12,494	10,959
Computer equipment and software	8,620	7,257
Furniture and fixtures	2,184	2,143
Construction in progress	11,788	5,250

Total property and equipment, cost	116,424	102,318
Accumulated depreciation	(47,699)	(43,281)

Net property and equipment	$68,725	$$59,037

Note 7:       Net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities.  Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 1,078,172 and 1,239,771 for the three months ended June 30, 2007 and 2006, respectively and 1,053,958 and 1,215,422 for the six months ended June 30, 2007, respectively.  Options that are antidilutive because their exercise price exceeded the average market price of its common stock for the period approximated 20,000 and 14,000 for the three months ended June 30, 2007 and 2006, respectively and 40,000 and 110,000 for the six months ended June 30, 2007 and 2006, respectively.

Note 8:       Income Taxes:  Income taxes were accrued at an effective tax rate of 33.0% in the first half of 2007 as compared to 37.0% in the first half of 2006. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes, and in 2006 losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income, state and federal tax credits, and deductions for Domestic Production Activities.

Note 9:       Major customers:  The Company had revenues equal to ten percent or greater of total revenues from one customer, Hospira, Inc.  Such revenues were 73% and 76% of total revenue for the quarter ended June 30, 2007 and 2006, respectively, and 74% and 76% of total revenue for the six months ended June 30, 2007 and 2006, respectively.

Note 10:     Commitments and Contingencies:  The Company is from time to time involved in various legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business.  The Company believes that the resolution of the legal proceedings in which it is currently involved will not have a material adverse effect on its financial position or results of operations.

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

Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on specific past due accounts for which we consider collection to be doubtful. We rely on prior payment trends, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. We regularly review individual past due balances for collectibility. Loss exposure is principally with international distributors (for whom normal payment terms are long in comparison to those of our other customers) and, to a lesser extent, domestic distributors. Many of these international distributors are relatively small and we are vulnerable to adverse developments in their businesses that can hinder our collection of amounts due. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

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

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be of singular importance to our growth.  In the first half of 2007 and years ended 2006, 2005 and 2004, our revenues from worldwide sales to Hospira were 74%, 77%, 74% and 55%, respectively.  We expect this percentage will be maintained in the future as a result of sales of CLAVE products, custom I.V. sets, new products and critical care products to Hospira.  Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market.  We expect that Hospira will be important to our growth for CLAVE, custom products, and our other products in the U.S. and also outside the U.S.

On May 1, 2005, we acquired Hospira’s Salt Lake City manufacturing facility, related capital equipment and entered into a 20-year MCDA with Hospira, under which we produce for sale, exclusively to Hospira, substantially all the products, primarily critical care, that Hospira had manufactured at that facility.  Hospira retains commercial responsibility for the products we are producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing.  The majority of the products under the MCDA are invasive monitoring and angiography products, which include medical devices such as catheters, cardiac monitoring systems and angiography kits.  Sales of products manufactured under the MCDA, including custom products, were $30.6 million and $38.6 million in the first half of 2007 and 2006, respectively.  Excluding sales of products we no longer manufacture, sales in the first half of 2007 and 2006 were $30.6 million and $31.6 million, respectively.  The U.S. market for most of the critical care products that we sell to Hospira has been declining in recent years.  Under the MCDA, we manufacture the products and Hospira is responsible for sales to end customers, and we have little ability to directly influence Hospira’s sales and marketing efforts, and our sales under the MCDA are subject to fluctuations over which we have little control.

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

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Product Line	2007	2006	2007	2006	2006	2005	2004
CLAVE	39%	35%	37%	34%	34%	40%	47%
Custom Products	30%	27%	31%	26%	28%	27%	35%
Critical Care (excluding custom products)	23%	24%	24%	24%	25%	20%	—
CLC2000®	2%	3%	3%	3%	3%	3%	4%
Other Products	5%	10%	3%	11%	9%	8%	10%
License, royalty and revenue share	1%	1%	2%	2%	1%	2%	4%
Total	100%	100%	100%	100%	100%	100%	100%

Critical care, including critical care custom products accounted for 31% of total revenue for the first half of 2007 and 39% for the first half of 2006.  Custom I.V. systems, excluding critical care custom products, were 24% and 19% of total revenues for the first half of 2007 and 2006, respectively.

Most custom I.V. systems include one or more CLAVEs.  Total CLAVE sales including custom I.V. systems with at least one CLAVE were $27.7 million or 57% of total revenue in the second quarter of 2007 and $25.5 million or 50% of total revenue in the second quarter of 2006.  Total CLAVE sales including custom I.V. systems with at least one CLAVE were $53.8 million or 55% of total revenue in the first half of 2007 and $48.1 million or 48% of total revenue in the first half of 2006.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines.  We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. Under one of our Hospira Agreements, we manufacture custom I.V. systems for sale by Hospira and jointly promote the products under the name SetSource™. In 2004, we made our initial investment in a company developing a new medical device and now own 94% of that company. Sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the MCDA to produce Hospira’s invasive monitoring, angiography products and certain other products they had manufactured at that facility.  We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care CLAVE and custom products in the product offerings of those entities.  Custom I.V. and custom critical care products accounted for approximately $30.1 million or 31% of total revenue in the first half of 2007, including sales of custom critical care products of approximately $7.0 million and sales under the Hospira SetSource program of approximately $8.9 million. We expect continued increases in sales of custom products.  There is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory.  These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines.  In 2006, we centralized our proprietary molding in Salt Lake City, expanded our production facility in Mexico and transferred the majority of manual assembly previously done in Salt Lake City to our facility in Mexico.  A further significant expansion of our facility in Mexico will be completed early in the third quarter of 2007.  We may establish other production facilities outside the U.S.

We distribute products through three distribution channels.  Product revenues for each distribution channel were as follows:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Channel	2007	2006	2007	2006	2006	2005	2004

Medical product manufacturers	71%	76%	72%	77%	76%	76%	57%
Independent domestic distributors	15%	14%	15%	13%	14%	16%	31%
International customers	14%	10%	13%	10%	10%	8%	12%
Total	100%	100%	100%	100%	100%	100%	100%

Sales to international customers do not include bulk CLAVE products sold to Hospira in the U.S., but used in I.V. products manufactured by Hospira and exported.  Those sales are included in sales to medical product manufacturers.  Other sales to Hospira for destinations outside the U.S. are included in sales to international customers, unless otherwise noted.

Quarter-to-quarter comparisons: We present summarized income statement data in Item 1. Financial Statements.  The following table shows, for the year 2006, the second quarters of 2007 and 2006 and the first six months of 2007 and 2006, the percentages of each income statement caption in relation to revenues.

	Year	Three months ended June 30,		Six months ended June30,
	2006	2007	2006	2007	2006
Revenue
Net sales	99%	99%	99%	98%	98%
Other	1%	1%	1%	2%	2%
Total revenues	100%	100%	100%	100%	100%

Gross profit	40%	42%	45%	41%	44%

Selling, general and administrative expenses	22%	24%	24%	24%	22%
Research and development expenses	3%	4%	4%	4%	4%
Gain on sale of building	(1)%	0%	0%	0%	0%
Total operating expenses	24%	28%	28%	28%	26%

Income from operations	16%	14%	17%	13%	18%
Other income (expense)	2%	(7)%	2%	6%	2%
Income before income taxes and minority interest	18%	7%	19%	19%	20%
Income taxes	5%	2%	7%	6%	7%
Minority interest	0%	0%	0%	0%	0%
Net income	13%	5%	12%	13%	13%

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

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006

Revenues were $48.9 million in the second quarter of 2007 compared to $51.4 million in the second quarter of 2006.  Revenues include sales of $3.9 million in 2006 from a product we discontinued manufacturing under the MCDA in October 2006 and the Punctur Guard products that we terminated in January 2007.  Without those sales, revenues for the second quarters of 2007 and 2006 were $48.9 million and $47.5 million, respectively, an increase of $1.4 million, or three percent.

Distribution channels:  Net U.S. sales to Hospira in the second quarter of 2007 were $33.6 million, compared to net sales of $38.2 million in the second quarter of 2006.  The second quarter of 2006 includes $2.8 million of sales of a product we discontinued manufacturing under the MCDA in October 2006.  Excluding the sales of this product, net sales to Hospira decreased $1.8 million or five percent.  This decrease was primarily comprised of decreases in critical care sales of $0.8 million and critical care custom of $0.8 million.  Decreased critical care and critical care custom sales are due to lower prices charged under the MCDA and lower unit sales in certain products.  Custom I.V. systems sales to Hospira approximated $4.5 million in the second quarter of 2007 compared to $4.1 million in the second quarter of 2006, an increase of 11%.  We expect a decrease in our sales to Hospira in 2007 compared to 2006 because the decline in critical care and custom critical care products will be only partially offset by the growth in CLAVE and custom I.V. systems.

Net sales to independent domestic distributors (including Canada) in the second quarter of 2007 were $7.1 million compared to $6.8 million in the second quarter of 2006.  Excluding Punctur Guard sales of $0.7 million in the second quarter of 2006, net sales were $6.1 million, an increase of $1.0 million in 2007 over 2006, or 16%.  This increase was primarily from increases in CLAVE and custom I.V. systems sales from increased unit volume.  We expect that sales to domestic distributors will increase principally from growth in custom I.V. system business, with modest growth in sales of other products, including new products,   although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $6.9 million in the second quarter of 2007, compared with $5.3 million in the second quarter of 2006, an increase of $1.6 million or 31%.  This increase resulted primarily from $1.2 million of increased CLAVE sales and $0.6 million of increased custom I.V. system sales. Both increases are from increased unit volume.  Approximately $1.4 million of this increase was attributable to increased sales in Europe.  We expect significant increases in sales to international customers across most areas and principal product lines, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE products (excluding custom CLAVE I.V. systems) were $19.3 million in the second quarter of 2007 compared to $18.1 million in the second quarter of 2006, an increase of $1.2 million or seven percent.  This increase was primarily due to a 50% increase in international sales or $1.2 million.  Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $27.7 million in the second quarter of 2007 compared with $25.5 million in the second quarter of 2006.  The increase of CLAVE and custom CLAVE product sales was in all our distribution channels.

Sales to Hospira of critical care products, excluding custom critical care products and products we no longer manufacture, were $11.5 million in the second quarter of 2007 compared to $12.3 million in the second quarter of 2006.  This decrease was due to lower unit volume and lower prices in under the MCDA.

Net sales of custom products, including custom critical care products, were $14.9 million in the second quarter of 2007 compared to $14.1 million in the second quarter of 2006.  The $0.8 million increase over 2006 was principally from increased unit volume sales.  Custom I.V. system sales increase $1.4 million across all channels, partially offset by a decline of sales of custom critical care products of $0.6 million.  The increased revenue was due to higher unit sales.  The decrease in custom critical care products was due to lower unit sales and lower prices under the MCDA.

Net sales of CLC2000 in the second quarter of 2007 and the second quarter of 2006 were $1.2 million and $1.5 million, respectively.  The decrease was from primarily from modest decreases in purchases by Hospira and other OEMs.

Sales of other products were $1.5 million and $4.9 in the second quarters of 2007 and 2006, respectively.  The second quarter of 2006 other product sales include $2.8 million of sales of a product we no longer manufacture under the MCDA and $1.1 million of sales of Punctur-Guard products (excluding royalties) which was terminated in the January 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $0.5 million in the second quarters of 2007 and 2006.  We may receive other license fees or royalties in the future for the use of our technology.  We give no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margin for the second quarter of 2007 and 2006 was 42% and 45%, respectively.  Production and gross margins were relatively stable in the first and second quarters of 2006.  In the fourth quarter of 2006, gross margins declined to 33%.  The decline was caused by temporary production inefficiencies at our factory in Salt Lake City and production inefficiencies at our factory in Mexico because of increased production volumes, turnover of new personnel and changes in production processes and certain non-recurring charges.

The production inefficiencies in Salt Lake City and Mexico were reduced in the first and second quarters of 2007 but efficiencies have not yet returned to where they were in the first half of 2006.  In the second quarter of 2007, these inefficiencies were $1.2 million, as compared to the second quarter of 2006. This caused the gross margin to be reduced from 45% to 42%.

We estimate that all of the inefficiencies will be resolved by the end of the year 2007, if not sooner, and that our gross margins by December of this year will approach 45%.  However, we give no assurance as to gross margins in 2007 or when all adverse effects of inefficiencies will be eliminated.

Selling, general and administrative expenses (“SG&A”) were $11.5 million, and were 24% of revenues in the second quarter of 2007, compared with $12.2 million and 24% in the second quarter of 2006.  The decrease in costs was primarily due to $1.0 million of decreased compensation and benefit expenses which was mostly due to lower incentive compensation and lower legal expenses of $0.6 million, offset by increases in sales and marketing promotion costs and bad debt expense.  We expect SG&A in 2007 to approximate 24% of revenue. An anticipated increase in costs for sales personnel is expected to be more than offset by a significant decrease in expenses associated with patent and other litigation. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $2.2 million and four percent of revenue in the second quarter of 2007 compared to $2.3 million and four percent of revenue in the second quarter of 2006. We expect R&D in 2007 to be four to five percent of revenue, although there is no assurance that these expectations will be realized.

Other income (expense) was $3.4 million of expense in the second quarter of 2007 and $1.2 million of income in the second quarter of 2006.  Other income in the second quarter of 2007 includes a $0.3 million payment to us for a legal settlement and interest income of $1.1 million offset by a $4.8 million charge for an award against us in the litigation with Alaris Medical Systems.  Other income in the second quarter of 2006 includes a $0.3 million payment of a legal settlement and interest income of $0.9 million.  The increase in interest income in 2007 was primarily due to higher yield rates.

Income taxes were accrued at an effective tax rate of 29.0% in the second quarter of 2007 or 33% for the first six months compared to 36.5% in the second quarter of 2006.  The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes and, in 2006, losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income, state and federal tax credits, deductions for Domestic Production Activities. We expect our effective rate to be approximately 33.0% in 2007.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues were $97.7 million in the first half of 2007 and $100.2 million in the first half of 2006.  Revenues include sales of $0.3 million in 2007 and $9.3 million in 2006 for sales of a product we discontinued manufacturing under the MCDA in October 2006 and the Punctur Guard products that we terminated in January 2007.  Revenues for the first half of 2007 and 2006 from products other than the discontinued products were $97.4 million and $90.9 million, respectively, an increase of seven percent.

Distribution channels:  Net U.S. sales to Hospira in the first half of 2007 were $68.0 million, compared to net sales of $74.8 million in the first half of 2006.  The first half of 2006 includes $7.0 million of sales of a product we discontinued manufacturing under the MCDA in October 2006.  Excluding the sales of this product, net sales to Hospira increased $0.2 million.  The change in revenue was primarily from increased custom I.V. system sales of $1.1 million offset by decreased sales critical care custom sales of $0.6 million.  The increased sales in custom I.V. systems and CLAVE were due to increased unit volumes.  The decreases in critical care custom were due to lower unit sales in most products and lower prices under the MCDA.  Sales to Hospira under the SetSource custom I.V. systems program approximated $8.9 million in the first half of 2007 compared to $7.8 million in the first half of 2006, an increase of 14%.

Net sales to independent domestic distributors (including Canada) in the first half of 2007 were $14.0 million compared to $13.0 million in the first half of 2006.  Excluding Punctur Guard sales of $0.1 million and $1.5 million in the first half of 2007 and 2006, respectively, net sales were $13.9 million and $11.5 million, an increase of $2.4 million or 21%.  This increase was primarily comprised of a $1.5 million increase in custom I.V. systems from increased unit volume.

Net sales to international customers (excluding Canada) were $12.6 million in the first half of 2007, compared with $9.5 million in the first half of 2006, an increase of $3.0 million or 32%.  Approximately $2.5 million of this increase was attributable to increased sales in Europe.  The principal product lines showing increases were custom I.V. systems, with an increase of $1.8 million and CLAVE, with an increase of $1.7 million.  All revenue product changes were due to changes in unit sales.

Product and other revenue:  Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) were $36.4 million in the first half of 2007 compared to $34.2 million in the first half of 2006, an increase of $2.2 million.  This increase was primarily due to increased international sales of $1.7 million.  Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $53.8 million in the first half of 2007 compared with $48.1 million in the first half of 2006.  The increase of CLAVE and custom CLAVE product sales was in all our distribution channels.

Sales to Hospira of critical care products, excluding custom critical care products and products we no longer manufacture, were $23.9 million in the first half of 2007 compared to $24.1 million in the first half of 2006.  This decrease was primarily due to lower unit volume and lower prices under the MCDA.

Net sales of custom products, including custom critical care products, were $30.1 million in the first half of 2007 compared to $26.1 million in the first half of 2006.  The $4.0 million and 15% increase was principally from increased unit volume in custom I.V. systems which accounted for an increase of $4.3 million.  The higher custom I.V. system sales were from increases in all channels.  The critical care custom decrease was due to lower unit volume and lower prices in under the MCDA.

Net sales of CLC2000 in the first half of 2007 and the first half of 2006 were $2.5 million and $2.7 million, respectively.  The decrease was from modest decreases in all channels.

Sales of other products were $3.1 million and $11.2 in the first half of 2007 and 2006, respectively.  The first half of 2006 other product sales include $7.0 million of sales of a product we no longer manufacture under the MCDA.  The first half of 2007 and 2006 include $0.3 million and $2.3 million, respectively, of sales of Punctur-Guard products (excluding royalties) which was terminated in the January 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $1.7 million in the first half of 2007 and $1.9 million in the first half of 2006.

Gross margin for the first half of 2007 and 2006 was 41% and 44%, respectively.  Production and gross margins were relatively stable in the first half of 2006.  As previously discussed, gross margins declined to 33% in the fourth quarter of 2006, and improved to 39% and 42% in the first and second quarters of 2007, respectively.

Selling, general and administrative expenses (“SG&A”) were $23.5 million, and were 24% of revenues in the first half of 2007, compared with $22.8 million and 22% in the first half of 2006.  The increase in costs was primarily due to a $0.6 million increase in sales and marketing promotion expense, a $0.5 million increase in travel expenses for our sales and marketing personnel, partially offset by a $0.7 million decrease in legal expenses.

Research and development expenses (“R&D”) were $4.0 million and four percent of revenue in the first half of 2007 compared to $3.9 million and four percent of revenue in the first half of 2006.

Other income (expense) was $6.0 million of income in the first half of 2007 and $2.0 million of income in the first half of 2006.  Other income in the first half of 2007 includes an $8.0 million payment to us for a settlement of litigation against our former attorneys, a $0.5 million payment of another legal settlement partially offset by a $4.8 million charge for an award against us in our litigation with Alaris Medical Systems.  Interest income was $2.2 million in the first half of 2007 compared to $1.7 million in the first half of 2006.  The increase in interest income was primarily due to higher yield rates.

Income taxes were accrued at an effective tax rate of 33.0% in the first half of 2007 as compared to 37.0% in the first half of 2006.

Liquidity and Capital Resources

During the first half of 2007, our cash, cash equivalents and liquid investments decreased by $6.6 million.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories and the timing of tax payments.

During the first half of 2007 cash provided by operations was $17.5 million.  The first half of 2007 cash flow from operations was mainly comprised of $12.4 million of net income, including $8.0 million in a legal settlement ($5.3 million in legal settlements net of taxes), depreciation and amortization of $5.4 million, reduced by changes in our operating assets and liabilities of $0.7 million.

Investing Activities:  During the first half of 2007, we used $14.6 million of cash in investing activities.  This was primarily comprised of cash paid for acquired assets of $3.2 million, purchases of property and equipment of $14.2 million which were primarily for the building expansion of our Mexico facility, equipment and mold additions, offset by a net $2.7 million in net investment sales.

We estimate that capital expenditures in 2007, including the building improvements in our Mexico facility and new tooling, will be approximately $23.0 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:   Cash provided by stock options and the employee stock purchase plan, including tax benefits was $1.8 million in the first half of 2007 to purchase 55,550 shares.

In January 2007, we announced an expanded program to purchase up to $20.0 million of our common stock.  We purchased $8.6 million of our stock during the first half of 2007.

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

	2007	2008	2009
MCDA	$3,209	$5,500	$5,500
Property and equipment	2,616	—	—
Total	$5,825	$5,500	$5,500

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities at seven to forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates. As of June 30, 2007, we had no declines in the market values of these securities.

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

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro, British Pound, and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for Italy, where our net Euro position at June 30, 2007 was approximately €5.8 million. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We have not been required to pay any penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that has a significant tax avoidance purpose.

In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. in the United States District Court for the Central District of California, we alleged that Alaris infringes ICU’s patent in the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems.  On August 2, 2004 the Court denied our request for a preliminary injunction.  On December 27, 2004, our complaint was amended to allege that Alaris infringes three additional patents.  On July 17, 2006, the Court issued an order interpreting certain claims in certain of our patents in a manner that, if upheld, could significantly impair our ability to enforce those patents against others, including Alaris.  The Court also issued a partial summary judgment in favor of Alaris based on one of those interpretations.  On January 22, 2007, the Court issued an order granting Alaris’ summary judgment motion of invalidity as to the remaining claims asserted against Alaris and on February 22, 2007, the Court entered judgment dismissing those remaining claims.  The Court’s order has not affected all patent claims under the patents in the suit.  Following entry of the judgment dismissing the claims, the Court heard Alaris’ motion to recover its fees, costs and expenses, and on April 16, 2007, the Court’s granted in part Alaris’ motion.  On June 28, 2007, the Court awarded Alaris $4.8 million in fees and costs, plus post judgment interest.  Because the order is a judgment against us and the outcome of the appeal is uncertain, we recorded a charge of $4.8 million in our financial statements for the quarter ended June 30, 2007.  We have not paid the judgment, pending outcome of the appeal.

In an action filed July 6, 2006 entitled Medegen MMS, Inc. v. ICU Medical, Inc. pending in the United States District Court for the Central District of California, Medegen alleges that ICU Medical infringes one of its patents by the offering for sale and selling the CLC 2000 and Tego, and Medegen seeks monetary damages and injunctive relief.  In March 2007, Medegen withdrew its action as to the Tego.  We believe we are not infringing and that there is not any significant financial exposure, other than the cost of litigation.  On June 21, 2007, the Court issued an order interpreting certain terms and phrases of Medegen’s patent in a manner that we believe supports our position.  We subsequently filed a motion asking for summary judgment of non-infringement, and are awaiting the Court’s decision.  We intend to vigorously defend ourselves in this action.

In an action filed September 10, 2004 entitled ICU Medical, Inc. v. Fulwider Patton Lee & Utecht, LLP (“Fulwider”), in the Superior Court of California for the County of Orange, we alleged that during the course of its representation of us and continuing thereafter, Fulwider engaged in various matters for our direct competitors, including Alaris and others, and committed other acts of negligence and breaches of the attorney-client relationship.  On December 2, 2005, with leave of the Court, we filed an amended complaint naming Cardinal Health 303, Inc. (formerly Alaris Medical Systems, Inc.) as an additional defendant.  On March 27, 2006, the Court sustained Alaris’ demurrers to an amended complaint without leave to amend, effectively removing Alaris as a defendant.  As of January 2, 2007, the Company and Fulwider agreed to settle the action against Fulwider for a payment to the Company of $8 million.  We received the payment in January 2007.  On June 28, 2007, the Court denied our appeal of the ruling sustaining Alaris’ demurrers.  We do not intend to seek further judicial review.

We are from time to time involved in various other legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part II, Item 1A of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2006, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the Securities and Exchange Commission.  Except for the risk factor set forth below, there have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part II, Item 1A of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2006.

Continued declines in the market for critical care products could have a material adverse effect on our sales and profits.

As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the U.S. market for critical care products has been declining in recent years, and our sales of critical care products to Hospira declined in the first half of 2007 with further declines expected in the second half of 2007.  If the market for critical care products continues to decline or Hospira does not provide the necessary sales and marketing support to maintain sales, our sales of critical care products to Hospira under the MCDA could continue to decline resulting in a substantial reduction in our sales and profits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the second quarter of 2007:

Period	Shared purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
04/01/2007 — 04/30/2007	—	$—	—	$12,386,700
05/01/2007 - 05/31/2007	—	—	—	12,386,700
06/01/2007 - 06/30/2007	—	—	—	12,386,700
Second quarter 2007 total	—	$—	—

We had a stock repurchase program, originally announced in July 2006.  In August 2006, our Board of Directors authorized a program to purchase $14.0 million of our common stock.  This program was terminated in January 2007 after purchasing shares with a cost of approximately $8.0 million.  Also in January 2007, we announced an expanded program to purchase up to $20 million of our common stock.  However, we may purchase less than that amount, as we deem appropriate based on the stock price, prevailing market and business conditions and other considerations.

Item 3.  Default Upon Senior Securities

Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders

The following is a description of matters submitted to a vote of our stockholders at our annual Meeting of Stockholders held on May 11, 2007:

A)           George A. Lopez and Richard H. Herman, M.D, were elected as directors to hold office until the 2010 Annual Meeting.  Votes cast for and withheld with respect to the nominee were as follows:

	Votes For	Votes Withheld
George A. Lopez, M.D.	12,177,256	416,080
Robert S. Swinney, M.D.	12,399,448	253,888

The terms of the following directors were continued after the Annual Meeting:  Jack W. Brown, Richard H. Sherman, M.D., John J. Conners, Michael T. Kovalchik, III, M.D. and Joseph R. Saucedo.

B)            A proposal to ratify the appointment of McGladrey & Pullen LLP, the independent registered public accounting firm for the Company for the year ending December 31, 2007;

For	Against	Abstain
12,572,109	9,891	11,335

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.
(Registrant)

/s/Francis J. O’Brien	Date: July 26, 2007
Francis J. O’Brien
Chief Financial Officer
(Principal Financial Officer)

/s/Scott E. Lamb	Date: July 26, 2007
Scott E. Lamb
Controller
(Principal Accounting Officer)