Form 10-Q
period 2007-09-30
ICU MEDICAL INC/DE
filed 2007-10-25
CIK 883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2007

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

Large accelerated filer ☐                    Accelerated filer ☒                             Non-accelerated filer ☐

Indicate by check mark whether or not the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):              Yes ☐                No ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 15, 2007
Common	13,883,162

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	9/30/07	12/31/06
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,806	$13,153
Liquid investments	95,790	103,765
Cash, cash equivalents and liquid investments	102,596	116,918
Accounts receivable, net of allowance for doubtful accounts of $699 and $310 as of September 30, 2007 and December 31, 2006, respectively	27,893	26,533
Inventories	17,700	16,315
Prepaid income taxes	2,533	4,541
Prepaid expenses and other current assets	5,131	4,255
Deferred income taxes - current portion	2,494	2,876
Total current assets	158,347	171,438

PROPERTY AND EQUIPMENT, net	71,325	59,037
INTANGIBLE ASSETS, net	12,115	9,781
DEFERRED INCOME TAXES, non-current	3,016	2,878
INCOME TAXES RECEIVABLE, non-current	1,848	—
OTHER ASSETS	465	1,114
	$247,116	$244,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,823	$8,130
Accrued liabilities	13,180	7,789
Total current liabilities	20,003	15,919

DEFERRED INCOME TAXES	3,084	3,084
INCOME TAXES PAYABLE - non-current	2,890	—
MINORITY INTEREST	—	358
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value- Authorized - 500,000 shares, issued and outstanding - none	—	—
Common stock, $0.10 par value- Authorized — 80,000,000 shares, issued 14,746,951 shares at September 30, 2007 and December 31, 2006	1,475	1,475
Additional paid-in capital	73,938	74,489
Treasury stock, at cost - 683,183 and 126,530 shares at September 30, 2007 and December 31, 2006, respectively	(26,356)	(5,383)
Retained earnings	170,991	153,925
Accumulated other comprehensive income	1,091	381
Total stockholders’ equity	221,139	224,887
	$247,116	$244,248

(1) December 31, 2006 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES:
Net sales	$44,379	$48,097	$140,412	$146,445
Other	489	503	2,179	2,361
TOTAL REVENUE	44,868	48,600	142,591	148,806

COST OF GOODS SOLD	25,502	29,750	83,371	85,532

Gross profit	19,366	18,850	59,220	63,274

OPERATING EXPENSES:
Selling, general and administrative	11,485	11,090	34,988	33,917
Research and development	2,234	1,611	6,240	5,515
Gain on sale of building	—	(2,093)		(2,093)
Total operating expenses, net	13,719	10,608	41,228	37,339

Income from operations	5,647	8,242	17,992	25,935

OTHER INCOME	1,379	1,267	7,376	3,225

Income before income taxes and minority interest	7,026	9,509	25,368	29,160

PROVISION FOR INCOME TAXES	(2,319)	(3,518)	(8,372)	(10,789)
MINORITY INTEREST	—	151	70	429

NET INCOME	$4,707	$6,142	$17,066	$18,800

NET INCOME PER SHARE
Basic	$0.33	$0.42	$1.18	$1.31
Diluted	$0.31	$0.39	$1.10	$1.21

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,346,766	14,466,882	14,460,760	14,339,844
Diluted	15,290,208	15,700,042	15,457,815	15,557,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,066	$18,800
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,428	7,878
Gain on sale of building	—	(2,093)
Provision for doubtful accounts	386	(160)
Minority interest	(70)	(429)
Stock compensation	583	349
Cash provided (used by changes in operating assets and liabilities)
Accounts receivable	(1,346)	(8,257)
Inventories	(1,297)	(3,882)
Prepaid expenses and other assets	(581)	(1,170)
Accounts payable	(1,335)	3,293
Accrued liabilities	5,313	370
Prepaid and deferred income taxes	2,815	2,554
Net cash provided by operating activities	29,962	17,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,128)	(14,940)
Cash paid for aquired assets	(3,224)	—
Proceeds from sale of building	—	6,062
Proceeds from finance loan repayments	68	895
Purchases of liquid investments	(19,210)	(36,334)
Proceeds from sale of liquid investments	27,185	15,497
Net cash used in investing activities	(14,309)	(28,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,599	7,738
Proceeds from employee stock purchase plan	1,402	1,251
Tax benefits from exercise of stock options	434	4,455
Purchase of treasury stock	(25,734)	(3,987)
Net cash provided (used by financing activities	(22,299)	9,457)

Effect of exchange rate changes on cash	299	32

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,347)	(2,078)

CASH AND CASH EQUIVALENTS, beginning of period	13,153	6,854
CASH AND CASH EQUIVALENTS, end of period	$6,806	$4,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

Net income	$4,707	$6,142	$17,066	$18,800

Other comprehensive income, net of tax:
Foreign currency translation adjustment	552	53	710	161

Comprehensive income	$5,259	$6,195	$17,776	$18,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

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

Note 2:      New Accounting Pronouncements:  Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on its results of operations, financial position, or cash flows.

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

Note 3:      Litigation Matters:  In January 2007, the Company received $8.0 million in settlement of litigation against a law firm that formerly represented the Company in patent litigation matters.  This is included in Other Income in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2007.

On June 28, 2007 the United States District Court for the Central District of California ordered ICU Medical, Inc. to pay Alaris Medical Systems, Inc. (now part of Cardinal Health, Inc.), $4.8 million of fees and costs, plus post judgment interest. The Court’s decision was pursuant to a motion brought by Alaris for reimbursement of legal fees following dismissal of the Company’s claim of patent infringement against Alaris. The Company intends to appeal the Court’s judgment dismissing the Company’s claims in the patent case. Because the order is a judgment against the Company and the outcome of the appeal is uncertain, the Company recorded a charge of $4.8 million in Other Income in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2007.  The Company has not paid the judgment, pending outcome of the appeal.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $2.5 million and as of September 30, 2007 was $2.8 million, that, if recognized, would affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the tax provision.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s United States federal income tax returns for tax years since 2001 are subject to examination by the Internal Revenue Service. The Internal Revenue Service recently concluded their examination of tax years through 2004.  The Company’s principal state income tax returns for tax years since 1998 are subject to examination by the state tax authorities.

Note 5:                     Inventories consisted of the following:

	9/30/07	12/31/06
Raw material	$12,320	$9,996
Work in process	2,846	3,258
Finished goods	2,534	3,061
Total	$17,700	$16,315

Note 6:       Property and equipment consisted of the following:

	9/30/07	12/31/06
Machinery and equipment	$43,150	$38,373
Land, building and building improvements	47,131	38,336
Molds	14,009	10,959
Computer equipment and software	9,065	7,257
Furniture and fixtures	2,236	2,143
Construction in progress	6,126	5,250

Total property and equipment, cost	121,717	102,318
Accumulated depreciation	(50,392)	(43,281)

Net property and equipment	$71,325	$59,037

Note 7:       Net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities.  Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 943,442 and 1,233,160 for the three months ended September 30, 2007 and 2006, respectively and 997,055 and 1,217,820 for the nine months ended September 30, 2007, respectively.  Options that are antidilutive because their exercise price exceeded the average market price of its common stock for the period approximated 152,000 for the three months ended September 30, 2007, and 40,000 and 23,000 for the nine months ended September 30, 2007 and 2006, respectively.  There were no antidilutive options in the quarter ended September 30, 2006.

Note 8: Stock Option Grants:  The Company granted 262,500 stock options in the nine months ended September 30, 2007, valued at $4.8 million.  Stock compensation expense will be recognized ratably over 60 months.

Note 9: Income Taxes:  Income taxes were accrued at an effective tax rate of 33.0% in the first nine months of 2007 as compared to 37.0% in the first nine months of 2006. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes, and in 2006 losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income, state and federal tax credits, and deductions for Domestic Production Activities.

Note 10:     Major Customers and Geographic Information:  The Company had revenues equal to ten percent or more of total revenues from one customer, Hospira, Inc.  Such revenues were 71% and 77% of total revenue for the quarter ended September 30, 2007 and 2006, respectively, and 73% and 77% of total revenue for the nine months ended September 30, 2007 and 2006, respectively.

                    As of September 30, 2007, approximately $39.9 million or 33% of the Company’s long-lived assets, principally property and equipment, were located outside the United States:  approximately $33.9 million in Mexico and approximately $6.0 million in Italy.

Note 11:     Sale of Building:  On September 1, 2006, the Company sold the San Clemente manufacturing building for $6.1 million, net of fees and expenses.  The net book value of the land and building was $4.0 million, resulting in a gain on the sale of the land and building of $2.1 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in intravenous (“I.V.”) therapy applications.  Our products are designed to protect patients from potential contamination of their intravenous equipment and catheter which, can otherwise lead to bloodstream infections.  Our products also protect healthcare workers from injuries resulting from exposure to hazardous drugs or infectious diseases through accidental needlesticks.  We are a leader in the production of custom I.V. systems and we incorporate our proprietary products in many of those custom I.V. systems. With the acquisition of Hospira’s Salt Lake City plant in May 2005 and commencement of production under a twenty-year Manufacturing, Commercialization and Development Agreement with Hospira (“MCDA”), we are now also a significant manufacturer of critical care medical devices, including catheters, angiography kits and cardiac monitoring systems.

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

Custom I.V. systems and new products will be of increasing importance to us in future years.  We expect continued growth in our CLAVE products in the U.S., but at a modest growth rate.  We also potentially face substantial increases in competition in our CLAVE business if we are unsuccessful in enforcing our intellectual property rights.  Growth for all of our products outside the U.S. could be substantial, although to date it has been relatively modest. Therefore, we are directing increasing product development, acquisition, sales and marketing efforts to custom I.V. systems and other products that lend themselves to customization and new products in the U.S. and international markets, and increasing our emphasis on markets outside the U.S.

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be of singular importance to our growth.  In the first nine months of 2007 and years ended 2006 and 2005, our revenues from worldwide sales to Hospira were 73%, 77% and 74%, respectively, of total revenues.  We expect this percentage will be maintained in the future as a result of sales of CLAVE products, custom I.V. systems, new products and critical care products to Hospira.  Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market.  We expect that Hospira will be important to our growth for CLAVE, custom products, and our other products worldwide.

On May 1, 2005, we acquired Hospira’s Salt Lake City manufacturing facility, related capital equipment and entered into a 20-year MCDA with Hospira, under which we produce for sale, exclusively to Hospira, substantially all the products, primarily critical care, that Hospira had manufactured at that facility.  Hospira retains commercial responsibility for the products we are producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing.  The majority of the products under the MCDA are invasive monitoring and angiography products, which include medical devices such as catheters, cardiac monitoring systems and angiography kits.  Sales of products manufactured under the MCDA, including custom products, were $42.9 million and $56.2 million in the first nine months of 2007 and 2006, respectively.  Sales in the first nine months of 2006 include $8.7 million of products we no longer manufacture.  If those sales were excluded, sales under the MCDA for the first nine months of 2006 would have been $47.5 million.  The U.S. market for most of the critical care products that we sell to Hospira has been declining in recent years.  Under the MCDA, we manufacture the products and Hospira is responsible for sales to end customers, and we have little ability to directly influence Hospira’s sales and marketing efforts, and our sales under the MCDA are subject to fluctuations over which we have little control.

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

We believe that achievement of our growth objectives worldwide will require increased efforts by us in sales and marketing and product development in these markets.

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

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,		Fiscal Year Ended
Product Line	2007	2006	2007	2006	2006	2005	2004
CLAVE	40%	34%	38%	34%	34%	40%	47%
Custom products	31%	28%	31%	27%	28%	27%	35%
Critical Care (excluding custom products)	22%	25%	24%	24%	25%	20%	—
CLC2000®	3%	3%	3%	3%	3%	3%	4%
Other products	3%	9%	2%	10%	9%	8%	10%
License, royalty and revenue share	1%	1%	2%	2%	1%	2%	4%
Total	100%	100%	100%	100%	100%	100%	100%

Critical care, including critical care custom products, accounted for 30% and 38% of total revenue for the first nine months of 2007 and 2006, respectively.  Custom I.V. systems, excluding critical care custom products, were 24% and 19% of total revenues for the first nine months of 2007 and 2006, respectively.

Most custom I.V. systems include one or more CLAVEs.  Total CLAVE sales including custom I.V. systems with at least one CLAVE were $26.2 million or 58% of total revenue in the third quarter of 2007 and $24.1 million or 50% of total revenue in the third quarter of 2006.  Total CLAVE sales including custom I.V. systems with at least one CLAVE were $80.0 million or 56% of total revenue in the first nine months of 2007 and $72.2 million or 48% of total revenue in the first nine months of 2006.

We sell most of our I.V. administration products to independent distributors and through agreements with Hospira and certain other medical product manufacturers.  Most independent distributors handle the full line of our I.V. administration products.  We sell our invasive monitoring, angiography and I.V. administration products through three agreements with Hospira (the “Hospira Agreements”).  Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors and the CLC2000 and certain other I.V. therapy products.  Under a 2001 agreement, we sell custom I.V. systems to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2014.  Under the MCDA, a 2005 agreement, we sell Hospira invasive monitoring, angiography and other products which it formerly manufactured at the Salt Lake City facility.  The terms of the MCDA extend to 2025.  We also sell certain other products to a number of other medical product manufacturers.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines.  We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. Under one of our Hospira Agreements, we manufacture custom I.V. systems for sale by Hospira and jointly promote the products under the name SetSource™. In 2004, we made our initial investment in a company developing a new medical device and now own 94% of that company. Sales depend on the success of efforts to develop and market the device, and there is no assurance that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the MCDA to produce Hospira’s invasive monitoring, angiography products and certain other products they had manufactured at that facility.  We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care CLAVE and custom products in the product offerings of those entities.  Custom I.V. systems, custom critical care products and custom oncology products accounted for approximately $44.1 million or 31% of total revenue in the first nine months of 2007, including sales of custom critical care products of approximately $9.6 million and Hospira custom I.V sales of approximately $13.7 million. We expect continued increases in sales of custom products.  There is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory.  These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines.  In 2006, we centralized our proprietary molding in Salt Lake City, expanded our production facility in Mexico and transferred the majority of manual assembly previously done in Salt Lake City to our facility in Mexico.  An additional significant expansion of our facility in Mexico was completed in the third quarter of 2007.  We may establish other production facilities outside the U.S.

We distribute products through three distribution channels.  Product revenues for each distribution channel were as follows:

	Three months ended September 30,		Nine months ended September 30,		Fiscal Year Ended
Channel	2007	2006	2007	2006	2006	2005	2004
Medical product manufacturers	70%	74%	72%	76%	76%	76%	57%
Independent domestic distributors	16%	15%	15%	14%	14%	16%	31%
International customers	14%	11%	13%	10%	10%	8%	12%
Total	100%	100%	100%	100%	100%	100%	100%

Sales to international customers do not include bulk CLAVE products sold to Hospira in the U.S., but used in I.V. products manufactured and exported by Hospira.  Those sales are included in sales to medical product manufacturers.  Other sales to Hospira for destinations outside the U.S. are included in sales to international customers, unless otherwise noted.

                Quarter-to-quarter comparisons: We present summarized income statement data in Item 1. Financial Statements.  The following table shows, for the year 2006, the third quarters of 2007 and 2006 and the first nine months of 2007 and 2006, the percentages of each income statement caption in relation to total revenues.

	Year	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007	2006
Revenue
Net sales	99%	99%	99%	98%	98%
Other	1%	1%	1%	2%	2%
Total revenues	100%	100%	100%	100%	100%

Gross profit	40%	43%	39%	42%	43%

Selling, general and administrative expenses	22%	26%	23%	25%	23%
Research and development expenses	3%	5%	3%	4%	4%
Gain on sale of building	(1)%	0%	(4)%	0%	(2)%
Total operating expenses	24%	31%	22%	29%	25%

Income from operations	16%	12%	17%	13%	18%
Other income	2%	3%	3%	5%	2%
Income before income taxes and minority interest	18%	15%	20%	18%	20%
Income taxes	5%	5%	7%	6%	7%
Minority interest	0%	0%	0%	0%	0%
Net income	13%	10%	13%	12%	13%

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

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006

Revenues were $44.9 million in the third quarter of 2007 compared to $48.6 million in the third quarter of 2006.  Revenues include sales of $3.2 million in the third quarter of 2006 from a product we discontinued manufacturing under the MCDA in October 2006 and the Punctur Guard products that we terminated in January 2007.  Without those sales, revenues for the third quarters of 2007 and 2006 were $44.9 million and $45.4 million, respectively.

Distribution channels:  Net U.S. sales to Hospira in the third quarter of 2007 were $30.4 million, compared to net sales of $35.2 million in the third quarter of 2006.  The third quarter of 2006 includes $1.7 million of sales of a product we discontinued manufacturing under the MCDA in October 2006.  Excluding the sales of this product, net sales to Hospira decreased $3.1 million or nine percent.  This decrease was primarily comprised of decreases in critical care product sales of $2.2 million and critical care custom product sales of $1.2 million due to lower prices charged under the MCDA and lower unit sales in certain products.  Custom I.V. systems sales to Hospira approximated $4.7 million in the third quarter of 2007 compared to $4.0 million in the third quarter of 2006, an increase of 16%.  We expect a decrease in our sales to Hospira in 2007 compared to 2006 because the decline in critical care and custom critical care products will be only partially offset by the growth in custom I.V. systems.

Net sales to independent domestic distributors (including Canada) in the third quarter of 2007 and 2006 were $7.3 million.  Net sales of $7.3 million is a $0.7 million, or 11%, increase over sales in the third quarter of 2006 of $6.6 million, after excluding Punctur Guard sales of $0.7 million in the third quarter of 2006.  This increase was primarily from increased sales in CLAVE and custom products from increased unit volume.  We expect that sales to domestic distributors will increase principally from growth in custom products, with modest growth in sales other products, including new products, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $6.0 million in the third quarter of 2007, compared to $5.0 million in the third quarter of 2006, an increase of $1.0 million or 21%.  This increase resulted primarily from $1.1 million of increased CLAVE sales, $0.4 million of increased custom I.V. system sales, offset by a decline of $0.6 million of Punctur Guard sales. Both increases are from increased unit volume.  The growth was primarily attributable to increased sales in Europe, Latin America and South Africa.  We expect continued increases in sales to international customers across most areas and principal product lines, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE products (excluding custom CLAVE I.V. systems) were $17.8 million in the third quarter of 2007 compared to $16.6 million in the third quarter of 2006, an increase of $1.2 million or seven percent.  This increase was primarily due to a 53% increase in international sales or $1.1 million.  Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $26.2 million in the third quarter of 2007 compared with $24.1 million in the third quarter of 2006.  CLAVE and custom CLAVE product sales increased in all distribution channels.

                Sales to Hospira of critical care products, excluding custom critical care products and products we no longer manufacture, were $9.9 million in the third quarter of 2007 compared to $12.1 million in the third quarter of 2006.  This decrease was due to lower unit volume and lower prices under the MCDA. We expect further price decreases in 2008 and 2009.

                Net sales of custom products, including custom critical care products, were $14.1 million in the third quarter of 2007 compared to $13.7 million in the third quarter of 2006.  Custom I.V. system sales increased $1.3 million across all channels, partially offset by a decline in sales of custom critical care products of $1.0 million.  The increased custom I.V. system revenue was due to higher unit sales.  The decrease in custom critical care products was due to lower unit sales and lower prices under the MCDA.

Net sales of CLC2000 in the third quarter of 2007 and the third quarter of 2006 were $1.2 million and $1.3 million, respectively.

                Sales of other products were $1.4 million and $4.5 million in the third quarters of 2007 and 2006, respectively.  Other product sales in the third quarter of 2006 include $1.7 million of sales of a product we no longer manufacture under the MCDA and $1.5 million of sales of Punctur-Guard products (excluding royalties) which was terminated in the January 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $0.5 million in the third quarters of 2007 and 2006.  We may receive other license fees or royalties in the future for the use of our technology.  There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margin for the third quarter of 2007 and 2006 was 43% and 39%, respectively.  Production and gross margins were relatively stable in the first and second quarters of 2006.  In the third and fourth quarters of 2006, gross margins declined to 39% and 33%, respectively.  The decline was caused by temporary production inefficiencies at our factory in Salt Lake City and production inefficiencies at our factory in Mexico because of increased production volumes, turnover of new personnel and changes in production processes and certain non-recurring charges.  The production inefficiencies in Salt Lake City and Mexico were reduced in the first three quarters of 2007, but efficiencies have not yet returned to where they were in the first half of 2006.  The third quarter of 2007 was favorably impacted by certain government incentives and unfavorably impacted by a decrease in production volumes.

 We estimate our gross margin by December of this year will approach 45%.  However, there is no assurance as to gross margins in 2007 or when all adverse effects of inefficiencies will be eliminated.

Selling, general and administrative expenses (“SG&A”) were $11.5 million, and were 26% of revenues in the third quarter of 2007, compared with $11.1 million and 23% in the third quarter of 2006.  Increased compensation and benefit expenses of approximately $1.2 million were offset by lower legal costs of $1.1 million.   The higher compensation and benefits costs were primarily in sales and marketing and increased stock compensation expense.  The lower legal fees are primarily due to two legal actions being concluded in the first half of 2007.  We expect SG&A in 2007 to approximate 24% of revenue. Increases in costs for sales personnel is expected to be more than offset by a significant decrease in expenses associated with patent and other litigation. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $2.2 million or five percent of revenue in the third quarter of 2007 compared to $1.6 million or three percent of revenue in the third quarter of 2006. We expect R&D in 2007 to be four to five percent of revenue, although there is no assurance that these expectations will be realized.

Other income was $1.4 million of in the third quarter of 2007 and $1.3 million of income in the third quarter of 2006.  Interest income was $1.1 million and $1.0 million in the third quarter of 2007 and 2006, respectively.  Both quarters also include a payment from a legal settlement of $0.3 million.

Income taxes were accrued at an effective tax rate of 33.0% in the third quarter of 2007 compared to 37% in the third quarter of 2006.  The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes and, in 2006, losses of a subsidiary not consolidated for income tax purposes, partially offset by the effect of tax-exempt investment income, state and federal tax credits, deductions for Domestic Production Activities. We expect our effective rate to be approximately 33.0% in 2007.

Nine months ended September 30, 2007 Compared to the Nine months ended September 30, 2006

                Revenues were $142.6 million in the first nine months of 2007 and $148.8 million in the first nine months of 2006.  Revenues include sales of $12.4 million in 2006 of a product we discontinued manufacturing under the MCDA in October 2006 and the Punctur Guard products that we terminated in January 2007.  Revenues for the first nine months of 2007 and 2006 from products other than the discontinued products were $142.6 million and $136.4 million, respectively, an increase of five percent.

Distribution channels:  Net U.S. sales to Hospira in the first nine months of 2007 were $98.4 million, compared to net sales of $110.0 million in the first nine months of 2006.  The first nine months of 2006 includes $8.7 million of sales of a product we discontinued manufacturing under the MCDA in October 2006.  Excluding the sales of this product, net sales to Hospira decreased $2.9 million.  The change in revenue was primarily from increased custom I.V. system sales of $1.7 million offset by decreased critical care sales of $2.3 million and decreased critical care custom sales of $1.8 million.  The increased sales in custom I.V. systems were due to increased unit volumes.  The decreases in critical care and critical care custom were due to lower unit sales in most products and lower prices under the MCDA.  Custom I.V. system sales approximated $13.7 million in the first nine months of 2007 compared to $12.0 million in the first nine months of 2006, an increase of 14%.

Net sales to independent domestic distributors (including Canada) in the first nine months of 2007 were $21.3 million compared to $20.3 million in the first nine months of 2006.  The first nine months of 2006 includes $2.2 million of Punctur Guard sales.  Excluding Punctur Guard sales, sales in the first nine months of 2006 were $18.1 million.  This increase was primarily comprised of sales increases of $2.1 in custom products, $0.4 million increase in CLAVE, and $0.5 million of new products.  All increases are due to increased unit volume.

Net sales to international customers (excluding Canada) were $18.6 million in the first nine months of 2007, compared with $14.5 million in the first nine months of 2006, an increase of $4.1 million or 28%.  Approximately $2.8 million and $0.7 million of this increase was attributable to increased sales in Europe and the Pacific Rim, respectively.  The principal product lines showing increases were custom I.V. systems, with an increase of $2.1 million and CLAVE products, with an increase of $2.8 million.  2006 revenue includes $1.0 million from the discontinued Punctur Guard product line.  All revenue product increases were due to increases in unit sales.

Product and other revenue:  Net sales of CLAVE Products (excluding custom CLAVE I.V. systems) were $54.1 million in the first nine months of 2007 compared to $50.8 million in the first nine months of 2006, an increase of $3.3 million.  This increase was primarily due to increased international sales of $2.8 million and increased domestic distributor sales of $0.4 million.  Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $80.0 million in the first nine months of 2007 compared with $72.2 million in the first nine months of 2006.  CLAVE and custom CLAVE product sales increased from increased unit volume in all our distribution channels.

Sales to Hospira of critical care products, excluding custom critical care products and products we no longer manufacture, were $33.8 million in the first nine months of 2007 compared to $36.1 million in the first nine months of 2006.  This decrease was primarily due to lower unit volume and lower prices under the MCDA.

                Net sales of custom products, including custom critical care products and custom oncology products, were $44.1 million in the first nine months of 2007 compared to $39.7 million in the first nine months of 2006.  The $4.4 million or 10% increase was principally from increased unit volume in custom I.V. systems which accounted for an increase of $5.5 million.  The higher custom I.V. system sales were from increases in all channels.  The critical care custom decrease of $1.3 was due to lower unit volume and lower prices in under the MCDA.

Net sales of CLC2000 in the first nine months of 2007 and the first nine months of 2006 were $3.8 million and $4.0 million, respectively.  The decrease was from modest decreases in all channels.

                Sales of other products were $4.6 million and $15.9 in the first nine months of 2007 and 2006, respectively.  The first nine months of 2006 other product sales include $8.7 million of sales of a product we no longer manufacture under the MCDA.  The first nine months of 2007 and 2006 include $0.3 million and $3.7 million, respectively, of sales of Punctur Guard products (excluding royalties) which was terminated in the January 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $2.2 million in the first nine months of 2007 and $2.4 million in the first nine months of 2006.

Gross margin for the first nine months of 2007 and 2006 was 42% and 43%, respectively.  As previously discussed, gross margins declined to 33% in the fourth quarter of 2006.  They improved to 39%, 42% and 43% in the first, second and third quarters of 2007, respectively.

Selling, general and administrative expenses (“SG&A”) were $35.0 million, and were 25% of revenues in the first nine months of 2007, compared with $33.9 million and 23% in the first nine months of 2006.  The increase in costs was primarily due to increased sales and marketing compensation and benefit expenses of approximately $1.2 million, $0.6 million increase in sales and marketing promotion expense, a $0.8 million increase in travel expenses for our sales and marketing personnel, partially offset by a $1.8 million decrease in legal expenses.

Research and development expenses (“R&D”) were $6.2 million and four percent of revenue in the first nine months of 2007 compared to $5.5 million and four percent of revenue in the first nine months of 2006.

Other income was $7.4 million in the first nine months of 2007 and $3.2 million in the first nine months of 2006.  Other income in the first nine months of 2007 includes an $8.0 million payment to us for a settlement of litigation against our former attorneys, a $0.8 million payment of another legal settlement, partially offset by a $4.8 million charge for an award against us in our litigation with Alaris Medical Systems.  Interest income was $3.3 million in the first nine months of 2007 compared to $2.7 million in the first nine months of 2006.  The increase in interest income was primarily due to an increase in average invested funds.

Income taxes were accrued at an effective tax rate of 33.0% in the first nine months of 2007 as compared to 37.0% in the first nine months of 2006.

Liquidity and Capital Resources

During the first nine months of 2007, our cash, cash equivalents and liquid investments decreased by $14.3 million.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories, payment of trade and other liabilities and the timing of tax payments.

                During the first nine months of 2007 cash provided by operations was $30.0 million.  The first nine months of 2007 cash flow from operations was mainly comprised of $17.1 million of net income, including $8.0 million in a legal settlement ($5.4 million in legal settlements net of taxes), depreciation and amortization of $8.4 million and changes in our operating assets and liabilities of $3.6 million.

Investing Activities:  During the first nine months of 2007, we used $14.3 million of cash in investing activities.  This was principally comprised of cash paid for acquired assets of $3.2 million, purchases of property and equipment of $19.1 million which were primarily for the building expansion of our Mexico facility, equipment additions and mold additions, offset by a net $8.0 million in net investment sales.

We estimate that capital expenditures for all of 2007, including the building improvements in our Mexico facility and new tooling, will be approximately $23.0 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

                Financing Activities:   During the first nine months of 2007, we used cash of $22.3 million.  Cash provided by stock options and the employee stock purchase plan, including tax benefits, was $3.4 million in the first nine months of 2007 from the sale of 111,159 shares.

                In January 2007, we announced an expanded program to purchase up to $20.0 million of our common stock.  In September 2007, we announced another program to purchase up to an additional $20.0 million of our common stock.  We purchased $25.7 million of our stock during the first nine months of 2007.

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

	2007	2008	2009
MCDA	$2,426	$5,500	$5,500
Property and equipment	2,760	—	—
Total	$5,186	$5,500	$5,500

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

Second, one should read the forward looking statements in conjunction with the Risk Factors in Part II, Item 1A of the Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2006 and Part II, Item 1A of this Quarterly Report. Also, our actual future operating results are subject to other important factors that we cannot predict or control, including among others the following:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities at seven to forty-nine day intervals, with some longer but none beyond twelve months, so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates; they are readily saleable at par at auction dates, and can normally be sold at par between auction dates. As of September 30, 2007, we had no declines in the market values of these securities.

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

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for Italy, where our net Euro position at September 30, 2007 was approximately €4.9 million. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. in the United States District Court for the Central District of California, we alleged that Alaris infringes ICU’s patent through the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems.  On August 2, 2004 the Court denied our request for a preliminary injunction.  On December 27, 2004, we amended our complaint to allege that Alaris infringes three additional patents.  On July 17, 2006, the Court issued an order interpreting certain claims in the asserted patents in a manner that, if upheld, could significantly impair our ability to enforce those patents against Alaris and potentially others.  The Court also issued partial summary judgment in favor of Alaris based on one of those interpretations.  On January 22, 2007, the Court granted Alaris’ summary judgment motion of invalidity as to the remaining claims asserted against Alaris and on February 22, 2007, the Court entered judgment dismissing those remaining claims.  The Court’s order affected only the asserted claims of the patents in suit, not other claims in the patents. Following entry of the judgment dismissing our case, the Court heard Alaris’ motion to recover its fees, costs and expenses, and on April 16, 2007, the Court granted in part Alaris’ motion.  On June 28, 2007, the Court awarded Alaris $4.8 million in fees and costs, plus post judgment interest.  We intend to appeal the Court’s decisions.  Because the award of fees and costs is a judgment against us and the outcome of the appeal is uncertain, we recorded a charge of $4.8 million in our financial statements for the quarter ended June 30, 2007.   We have not paid the judgment, pending outcome of the appeal.

In an action filed July 6, 2006 entitled Medegen MMS, Inc. v. ICU Medical, Inc. filed in the United States District Court for the Central District of California, Medegen alleged that ICU Medical infringed one of its patents by offering for sale and selling the CLC 2000 and Tego.  Medegen sought monetary damages and injunctive relief.  In March 2007, Medegen withdrew its action as to the Tego.  On June 21, 2007, the Court issued an order interpreting certain terms and phrases of Medegen’s patent in a manner that we believe supported our position.  On September 14, 2007, the Court issued an order granting our summary judgment motion of non-infringement. Medegen has stated that it intends to appeal this order.  On October 19, 2007, the Court entered judgment of non-infringement and dismissed Medegen’s case with prejudice. On October 19, 2007, the Court also dismissed, without prejudice, our counterclaims that the asserted patent is invalid and unenforceable due to inequitable conduct by Medegen before the United States Patent and Trademark Office.   We intend to defend ourselves in any appeals by Medegen in this action and to vigorously pursue our claims against Medegen.

In an action filed July 27, 2007 entitled ICU Medical, Inc. v. RyMed Technologies, Inc. (“RyMed”), in the United States District Court for the District of Delaware, we alleged that RyMed infringes certain of ICU’s patents through  the manufacture and sale of the InVision-Plus valve.  We seek monetary damages and injunctive relief and intend to vigorously pursue this matter.  RyMed has denied our allegations and sued us in the United States District Court for the Central District of California seeking a declaratory judgment of non-infringement and invalidity of our patents and alleging that we have infringed RyMed’s trademark and engaged in unfair competition and other improper conduct.  RyMed seeks monetary damages and injunctive relief.  We intend to vigorously defend ourselves on this action.

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

As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the U.S. market for critical care products has been declining in recent years, and our sales of critical care products to Hospira declined in the first nine months of 2007 with further declines expected in the fourth quarter of 2007.  If the market for critical care products continues to decline or Hospira does not provide the necessary sales and marketing support to maintain sales, our sales of critical care products to Hospira under the MCDA could continue to decline resulting in a substantial reduction in our sales and profits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the third quarter of 2007:

Period	Shared purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
07/01/2007 — 07/31/2007	—	$—	—	$12,386,700
08/01/2007 — 08/31/2007	201,605	37.48	201,605	4,831,300
09/01/2007 — 09/30/2007	249,086	38.40	249,086	15,265,600
Third quarter 2007 total	450,691	$37.99	450,691

We had a stock repurchase program, originally announced in July 2006.  In August 2006, our Board of Directors authorized a program to purchase $14.0 million of our common stock.  This program was terminated in January 2007 after purchasing shares with a cost of approximately $8.0 million.  Also in January 2007, we announced an expanded program to purchase up to $20 million of our common stock.  The January repurchase program was completed in September 2007.  In September 2007, we announced a new program to purchase up to $20.0 million of our common stock, however, we may purchase less than that amount, as we deem appropriate based on the stock price, prevailing market and business conditions and other considerations.  The September 2007 program expires March 14, 2008.

Item 3.  Default Upon Senior Securities

Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 100.INS	XBRL Instance Document

Exhibit 100.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 100.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Francis J. O’Brien	Date: October 25, 2007
Francis J. O’Brien
Chief Financial Officer
(Principal Financial Officer)

/s/ Scott E. Lamb	Date: October 25, 2007
Scott E. Lamb
Controller
(Principal Accounting Officer)