Form 10-K/A
period 2006-12-31
ICU MEDICAL INC/DE
filed 2007-11-27
CIK 883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of Registrant’s Common Stock, $.10 par value, as of January 31, 2007 was 14,637,307.

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

ICU MEDICAL, INC.

By:	/s/ Francis J. O’Brien
Francis J. O’Brien
Chief Financial Officer
(Principal Financial Officer)

Dated: November 27, 2007