Form 10-K
period 2007-12-31
ICU MEDICAL INC/DE
filed 2008-02-22
CIK 883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

☐                                                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Indicate by check mark registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting Company  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes     ☒  No

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2007, the last business day of registrant’s most recently completed second fiscal quarter, was $554,622,487*.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of February 15, 2008 was 13,755,261.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2008 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Report.

*  Without acknowledging that any person other than Dr. George A. Lopez is an affiliate, all directors and executive officers have been included as affiliates solely for purposes of this computation.

PART I

Item 1.  Business.

We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in vascular therapy applications.  Our devices are designed to protect patients from catheter related bloodstream infections and healthcare workers from exposure to infectious diseases through accidental needlesticks.  We are also a leader in the production of custom I.V. systems and we incorporate our proprietary products into many of those custom I.V. systems.  We are also a significant manufacturer of critical care medical devices, including catheters, angiography kits and cardiac monitoring systems.

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

In 1993, we launched the CLAVE®, an innovative one-piece, needleless I.V. connection device that accounted for approximately 38% of our revenue in 2007, exclusive of CLAVEs incorporated into custom I.V. systems.  We believe that the CLAVE offers superior infection control benefits for the patient and for healthcare providers a combination of safety, ease of use, reliability and cost effectiveness that is superior to any other protective I.V. connection system on the market.  It allows protected, secure and sterile I.V. connections without needles and without failure-prone mechanical valves used in the I.V. connection systems of some competitors.  The CLAVE is a successor to our protected needle products first introduced in 1984.  We designed the CLAVE to eliminate needles from certain applications in acute care hospitals, home healthcare, ambulatory surgical centers, nursing homes, convalescent facilities, physicians’ offices, medical clinics, and emergency centers.  Reduction in the use of needles not only decreases needlesticks but also reduces the number of needles to be disposed of and certain safety risks inherent in needle handling and disposal.

We are reducing our dependence on our current proprietary products by introducing new products and systems.  We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care CLAVE and custom products in the product offerings of those entities.  Under one of our Hospira Agreements, we manufacture all new custom I.V. systems for sale by Hospira and jointly promote the products under the name SetSource®. A majority-owned subsidiary is developing a new medical device for use in detecting coronary heart disease; sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the Manufacturing, Commercialization and Distribution Agreement (“MCDA”) to produce Hospira’s invasive monitoring, angiography products and certain other products they had manufactured at that facility.  Custom I.V., custom critical care and custom oncology products accounted for approximately $58.5 million or 31% of total revenue in 2007. Sales of critical care products, excluding custom critical care, were $43.4 million in 2007. There is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

The principal products that we have introduced in recent years are the SPIROS™ Closed Male Connector, Genie™ Closed Vial Access Device and a line of custom I.V. therapy sets specifically designed for use in Oncology. A DyePod™ Contrast Management System, TEGO™ Hemodialysis Connector, a new Y-CLAVE connector with integral check valve and the Orbit 90™ diabetes .  We will further expand our custom sets market and angiography market with various specialty components.

We currently sell substantially all of our products to I.V. product manufacturers and independent distributors.  Hospira, our largest customer, accounted for 73% of our worldwide revenues in 2007.

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

Hospital Acquired Infection (HAI) is a substantial concern for healthcare providers today. HAI can be caused by a variety of issues, one being having a vascular catheter which becomes contaminated with bacteria. The result is what is known as a Catheter Related Bloodstream Infection (CRBSI) and has a high rate of patient morbidity and mortality. In October 2008 The Centers for Medicare Services (CMS) will enact a ruling where they will cease reimbursement payment for HAI that are a result of Vascular Catheter Associated Infections. The average reported cost for treatment of a single CRBSI is $60,000 and the ruling CMS will discontinue payment for these expenses fiscal year 2009. The CLAVE technology is designed to prevent bacterial contamination of the vascular catheter and will assist healthcare facilities in the effort to reduce these types of infections. We believe that the CLAVE has certain design features that are important for the prevention of CRBSI. Additionally, we believe that these important design features are not available in competitive products.

CLAVE Products

Prior to the introduction of needle-safe connectors, a conventional I.V. line terminated with a male luer connector to which a hollow-bore needle would be attached to penetrate a latex or non-latex rubber covered injection port to make a primary or secondary I.V. connection.  With the CLAVE system, instead of attaching a hollow-bore needle to the male luer, a CLAVE is used in place of the injection port and the male luer, without a needle, is simply threaded into the CLAVE with a half turn.  The CLAVE consists of a cylindrical housing, which contains a silicone compression seal and an internal blunt cannula.  As the luer tip enters the CLAVE housing, it depresses the silicone seal back into the housing and slides over the blunt cannula, which penetrates through the pre-slit silicone.  Fluid channels in the blunt cannula create a continuous fluid pathway from the I.V. line, through the CLAVE into the primary I.V. line and into the catheter.  The luer tip creates a tight seal against the top of the silicone thereby preventing contaminants from entering the fluid pathway or fluid from escaping the connection.  When the I.V. line is disconnected from the CLAVE, the silicone compression seal expands to again fill the housing and reseal the opening.  When the CLAVE is not in use, the silicone compression seal fills the opening in the housing and covers the internal blunt cannula, thus completely sealing the connector and presenting a flush surface that can be cleansed with an alcohol swab.  The CLAVE contains no natural rubber latex.

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

The CLAVE is our largest selling product line, and accounted for $72.3 million of our revenue in 2007.  CLAVE products and Custom I.V. systems including one or more CLAVEs accounted for $106.8 million of our revenue in 2007.

The MicroCLAVE® is smaller than the standard CLAVE but is functionally similar.  The MicroCLAVE has a feature where upon disconnection of an I.V. administration set or syringe, there is a neutral displacement of fluid. This allows clinicians to utilize known protocols without the risk of device failure and a saline flush regimen which reduces cost and exposure to Heparin. The MicroCLAVE is intended for use on all peripheral and central catheters, which allows it to be used throughout the Hospital and reduces line items that the Hospital may need to carry and the educational burden of having multiple devices. The MicroCLAVE is being marketed as an extension of the CLAVE product line for use where the infection control, neutral displacement and saline flush features are advantageous.

Custom I.V. Systems

In the late 1990’s, we entered into the market for custom I.V. systems.  To promote the growth of the business, we have developed innovative software systems and manufacturing processes known as SetMaker that permits us to design a custom I.V. set to a hospital’s or clinician’s exact specifications, commence production in Mexico or Italy within less than a day after we receive the customer order and ship smaller orders of the custom I.V. sets to the customer within three days of receipt.  While we are capable of meeting customer demand on this accelerated three-day schedule, in normal circumstances we ship within twenty-one to thirty days of receipt of the customers’ order.  This is a fraction of the time required by other custom set manufacturers.  The use of sophisticated design, ordering and order tracking systems and streamlined assembly and distribution processes allows us to sell custom I.V. sets at prices substantially lower than those charged by other producers of custom I.V. sets.

Under a 2001 agreement with Hospira, we manufacture all new custom I.V. sets for sale by Hospira, and the two companies jointly promote the products under the name SetSource.  The current term of the agreement extends to 2014.  Sales of custom I.V. systems continue to increase as a result of the agreement and we expect further significant increases in sales of custom I.V. systems, although there is no assurance that such increases will be achieved.

We have committed significant resources to the strategic initiative to expand our custom I.V. system businesses and expect to incur additional expenses for continuing software development and enhancements in the manufacturing process.  To date, most of the I.V. set sales volume is in custom I.V. systems, and we expect this to continue.

During 2007, net sales of custom I.V. systems were approximately $45.3 million, 39% of the custom I.V. sales were with domestic distributors, 40% with Hospira and the balance from international sales.

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

The CLC2000 is typically used on central venous catheters where catheter occlusion is most prevalent.  Generally, when an I.V. line is disconnected from the catheter, there is a back-flow of blood from the patient’s vein into the catheter.  That blood in time coagulates and occludes the catheter.  Occlusion (“clotting off”) of catheters requires expensive drugs and procedures to “flush” the catheter, or if those procedures are not effective, replacement of the catheter. We concentrate the marketing of the CLC2000 where its “no back-flow” features are of maximum benefit in patient care.  These are generally therapies that use long-term indwelling central venous catheters such as oncology and long-term infusion of medication.  CLC2000 accounted for $5.2 million of our revenue in 2007.

1o2® Valve

The 1o2 Valve is the first one-way or two-way drug delivery system. It functions as a single unit or in multiple “ganged” units as a manifold, for use primarily in anesthesia and critical care.  It provides the safety features of an automatic one-way valve, yet allows aspiration, or two-way function by simply pushing a button.  The 1o2 Valve can be used in place of products such as stopcocks and check valve manifolds.  We actively commenced sales in April 2000. Our manufacturing focus has been on anesthesia and critical care usage and we are selling the 1o2 Valve only as part of I.V. sets that we manufacture.  Sales of I.V. sets containing 1o2 Valves were approximately $6.3 million in 2007 and are included in custom I.V. systems.

Critical Care Products

Critical care products are used to monitor vital signs as well as specific physiological functions of key organ systems.  On May 1, 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into a twenty-year MCDA with Hospira, under which we produce for sale, exclusively to Hospira, substantially all the products that Hospira had manufactured at that facility.  Hospira retains commercial responsibility for the products we are producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing.  The critical care products we manufacture are invasive hemodynamic monitoring systems that are used to monitor cardiac function and blood flow in critically ill patients.  They include all components of the invasive monitoring system, except capital equipment such as computers and monitors, which continue to be manufactured elsewhere by Hospira.  Our sales of critical care products were $56.0 million in 2007.  The products we manufacture, almost all of which are disposable, are the following.

Pressure monitoring devices  Disposable pressure-sensing devices provide accurate and continuous blood pressure readings and show the immediate effect of fluid management and drug administration.  These products are used most commonly on patients with suspected pulmonary disease or cardiovascular dysfunction.

Blood sampling systems  Blood sampling systems provide the clinician with a convenient, needleless method to obtain a patient’s blood sample and to administer I.V. fluids or drugs in conjunction with blood pressure monitoring devices.  They are designed to protect the clinician from exposure to bloodborne pathogens and reduce the risk of I.V. line contamination.

Angiography kits  A broad range of devices for use in the cardiac catheterization laboratory enable physicians to monitor the function of the heart and examine the coronary arteries.  They are various types of “Left Heart” and “Right Heart” procedural kits which include manifolds, syringes, stopcocks, specialized injection tubing and dye management systems, many of which contain pressure-sensing devices, and waste management systems.

Advanced sensory catheters  Catheters used to measure cardiac output and blood oxygen levels.  Depending on specific design, these catheters contain up to five lumens and use fiber-optics to continuously measure mixed venous oxygen saturation, blood pressure and cardiac output.  They may also permit administration of fluids and drugs, monitoring patient temperature and pressures and blood sampling.

Pulmonary artery thermodilution catheters  Catheters used for cardiac output determinations, fluid and drug administration, temperature and pressures and blood sampling.  Depending on specific design, these catheters contain up to five lumens.

Multi lumen central venous catheters  Catheters used for monitoring central venous pressure, blood sampling, and simultaneous administration of multiple I.V. solutions or drugs at individual flow rates.

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

Other Products and Revenues

We have a significant number of patents on the technology in our products and methods used to manufacture them.  We have continuing royalty, license fee and revenue share income from our technology and from time to time may receive license fees or royalties from other entities for the use of our technology.

New Products

We are developing several new products that we intend to introduce in 2008 and later.  We believe innovative products continue to be important to maintaining and increasing our sales levels.

We have a 94% interest in a company developing a new medical device for screening for heart disease.  The device in the design stage, uses new technology, and completion of a marketable device is expected to take at least several years at a cost somewhat in excess of our current investment.  There is no assurance that a functional device will be developed or as to the timing of or cost of completing a marketable device.

In 2006, we launched, the TEGO Connector product, a new connector for use as an infection control device for use with dialysis catheters.  In 2006, we introduced the Orbit 90 diabetes set.  In 2007, we introduced SPIROS, a novel male luer connection device, and a line of I.V. therapy products used primarily for the delivery of hazardous medications such as chemotherapy which, if released can have harmful effects to the healthcare worker and environment.  Sales of these new products were only $2.2 million in 2007 and were adversely impacted by constraints on production capacity.  We expect to have adequate tooling and capacity in 2008. There is no assurance as to the levels of sales we will achieve with the new products or whether production will have adequate capacity for a successful launch of these products.

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

As of December 31, 2007, we employed 81 product specialists worldwide to support our medical product manufacturing customers’ and our independent domestic distributors.  Our product specialists call on prospective customers, demonstrate products and support programs to train the salespeople and customers’ staffs in the use of our products.

Medical Products Manufacturers

We have a strategic supply and distribution relationship with Hospira, a major I.V. product supplier, which has a significant share of the U.S. I.V. set market under contract.  The agreement runs to 2014 and confers to Hospira conditional exclusive and nonexclusive rights to distribute certain of our CLAVE and other products to certain categories of customers both in the United States and foreign countries.

Hospira purchases CLAVE products packaged separately for distribution to healthcare providers and in bulk for assembly into Hospira’s full range of I.V. products.  The MicroCLAVE, 1o2 Valve, CLC2000, Lopez Valve and Rhino products are purchased and packaged separately.

Under another agreement with Hospira that extends to December 2014, we have the exclusive right to manufacture all new custom gravity I.V. sets for sale by Hospira, other than those custom sets that Hospira was manufacturing before we entered into the agreement in 2001.  Hospira and we jointly promote the products under the name SetSource. Hospira is the exclusive and non-exclusive distributor and co-promoter of SetSource products to certain categories of customers, including SetSource products containing both companies’ proprietary products.

Under the MCDA with Hospira, which runs to 2025, we manufacture produce for sale, exclusively to Hospira, substantially all the products that Hospira had manufactured at the Salt Lake City facility that we purchased from Hospira in 2005.  The majority of the products under the MCDA are critical care products. Hospira retains commercial responsibility for the products we produce, including sales, marketing, distribution, pricing, customer contracts, customer service and billing.  We manufacture all critical care products sold by Hospira in the United States and all catheters sold by Hospira worldwide.

Worldwide sales to Hospira accounted for approximately 73%, 77% and 74% of revenue in 2007, 2006 and 2005, respectively.  The loss of Hospira as a customer would have a significant adverse effect on our business and operating results.

Independent Domestic Distributors

As of December 31, 2007, we had approximately 38 independent distributors in the United States and Canada who employ approximately 675 salespeople in the aggregate and which accounted for approximately 16% of our revenues in 2007, 14% in 2006 and 16% in 2005.  We include Canada as “domestic” for administrative purposes.  Distributors purchase and stock our products for resale to healthcare providers.

No single independent distributor accounts for more than three percent of revenue in 2007.  Although the loss of one or more of our larger distributors could have an adverse affect on our business, we believe we could readily locate other distributors in the same territories who could continue to distribute our products to the same customers.

International

International distribution is concentrated principally in Europe, Asia Pacific, Southeast Asia, Latin America, South Africa and the Middle East.  Foreign sales (excluding Canada) accounted for approximately 13%, 10% and 8% of our revenues in each of the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007, we had approximately 42 international distributors.  Customers in Europe are served by our distribution operation in Italy.  We serve the rest of the world from our facilities in the U.S. and Mexico.  We have four business development personnel serving Europe and six serving Asia Pacific, Southeast Asia, the Middle East, Africa and Latin America.  We expect to add more business development personnel in 2008.  Administrative operations are in Roncanova in northern Italy (at the site of our assembly plant) and San Clemente.  Currently, all shipments from the United States are invoiced in U.S. dollars and sales from Italy are invoiced in Euros.

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

We own a fully integrated medical device manufacturing facility in Salt Lake City, Utah with approximately 450,000 square feet.  This building includes approximately 82,500 square feet of class 100,000 clean room space, approximately 36,000 square feet of other manufacturing space, approximately 104,000 square feet of warehouse space and approximately 155,000 square feet of office space.  We acquired the Salt Lake City manufacturing facility from Hospira in 2005.  In 2006, we completed significant improvements to that facility and moved all production in San Clemente, consisting of molding and automated assembly of CLAVE and certain other products, to Salt Lake City.  As of December 31, 2007, this facility was equipped with approximately 60 injection molding machines and ancillary equipment and approximately 40 automated or semi-automated assembly machines.  These sophisticated, highly automated assembly systems are designed to minimize human intervention and assemble the CLAVE, Y-CLAVE, MicroCLAVE, CLAVE vial access spike, CLC2000, 1o2 Valve, RF150 and our critical care products, including catheters, angiography kits and cardiac monitoring systems.  The assembly systems are custom designed and manufactured for us.  A mold maintenance shop supports the repair and maintenance needs of our molding operation and manufactures some of our production molds.  In addition, the mold maintenance shop serves as a research and development prototype shop, and utilizes advanced computer assisted design systems and automated machining equipment.

Most of our manual assembly is done at our facility in Ensenada, Baja California, Mexico.  This facility has approximately 241,000 square feet of production and warehousing space and an electron beam sterilizer.  Principal products assembled manually are I.V. therapy systems and custom angiography systems and kits, the Lopez Valve, and CLAVE ancillary products and accessories and critical care products.

In 2007, we initiated a significant initiative to improve production processes, called the “ICU Production System” or “IPS”, which we believe will enable us to further improve our manufacturing efficiency.  We started IPS in our Mexico facility in 2007 and are starting it in our Salt Lake City facility in 2008.

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

The majority of the non critical care products we manufacture are sterilized in processes which use electron beam (“e-beam”) radiation.  Most critical care products and other certain products are currently sterilized in processes using gamma radiation or ethylene oxide gas (“EO”).  The products we assemble in Italy are sterilized using gamma radiation.  We have our own sterilization facility at our plant in Mexico that is used to sterilize most of the product assembled in Mexico.  All other sterilization is done by independent contractors.

In 2006, we purchased a 21,000 square foot building near the facility we bought in northern Italy in 2003.  We assemble I.V. therapy systems at that plant, and it also serves as our European distribution center.

We also have a 37,500 square foot facility in Vernon, Connecticut, where we previously manufactured the Punctur-Guard products, a product line we discontinued in January 2007.  The building is currently leased to an unrelated company, and MedScanSonics, Inc, our 94% owned subsidiary, subleases a portion of the building.  We expect to sell the building, but the timing of the sale, if any, is uncertain.

In 2008, we will begin building a manufacturing plant in China to use for molding components for products that will be sold in markets outside of China.  We expect this facility to be operational in early 2009.

Government Regulation

Government regulation is a significant factor in the development, marketing and manufacturing of our products. The Food and Drug Administration (“FDA”) regulates medical product manufacturers and their products under a number of statutes including the Food, Drug and Cosmetic (“FDC”) Act, and we and our products are subject to the regulations of the FDA.  The FDC Act provides two basic review procedures for medical devices.  Certain products may qualify for a submission authorized by Section 510(k) of the FDC Act, under which the manufacturer gives the FDA a pre-market notification of the manufacturer’s intention to commence marketing the product.  The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product.  Marketing may commence when the FDA issues a letter finding substantial equivalence.  If a medical device does not qualify for the Section 510(k) procedure, the manufacturer must file a pre-market approval (“PMA”) application.  This requires substantially more extensive pre-filing testing than the Section 510(k) procedure and involves a significantly longer FDA review process.  FDA approval of a PMA application occurs only after the applicant has established safety and efficacy to the satisfaction of the FDA. Each of our current products has qualified, and we anticipate that any new products that we are likely to market will qualify, for the expedited Section 510(k) clearance procedure. However, certain of our new products may require a lengthier time for clearance than we have experienced in the past and there can be no assurance that a PMA application will not be required.  Further, there is no assurance that other new products we develop or any manufacturers that we might acquire, or claims that we may make concerning those products, will qualify for expedited clearance rather than the more time consuming PMA procedure or that, in any case, they will receive clearance from the FDA.  FDA regulatory processes are time consuming and expensive.  Uncertainties as to time required to obtain FDA clearances or approvals could adversely affect the timing and expense of new product introductions.  All of the regulated products that we currently manufacture are classified as Class II medical devices by the FDA.  Class II medical devices are subject to performance standards relating to one or more aspects of the design, manufacturing, testing and performance or other characteristics of the product in addition to general controls involving compliance with labeling and record keeping requirements.

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

The market for critical care devices is highly competitive.  Competition is based on pricing, customer service and product features.  The overall market for the critical care products we manufacture has been declining in recent years, and over that period, Hospira was losing market share to its competitors.  Under the MCDA we have established specific resources to support the sales and marketing efforts of these products and are pursuing new products and new product features to increase the sales of these product lines.  There is no assurance that these efforts will be successful.

Manufacturers of products with which we currently compete, or might compete in the future, include large companies with an established presence in the healthcare products market and substantially greater financial, marketing and distribution, managerial and other resources.  In particular, Baxter, Cardinal, Hospira, Fresenius and B. Braun are leading distributors of I.V. therapy systems, Edwards Life Sciences has a significant share of the critical care catheter market, invasive monitoring disposables market and arterial blood sampling system market, while NAMIC, formerly part of Boston Scientific, and Merit Medical are competitive in the angiography kit market.  Several of these competitors have broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals to supply substantially all of their product requirements in these areas.  In order to achieve greater market penetration or maintain our existing market position, we have established strategic relationships with Hospira.

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

Patents

We have United States and certain foreign patents on the CLAVE, CLC2000, Orbit 90, 1o2 Valve, TEGO, Click Lock technology, Custom Set Design and Manufacturing Methods.  We have applications pending for additional United States and foreign patents on TEGO, Y-CLAVE with integral check value, Orbit 90, CLC2000, CLAVE, SPIROS Closed Male Connector, Genie Closed Vial Access Device and Custom Set Design and Manufacturing Methods.  The expiration dates of our patents range from 2008 to 2023.  While we no longer manufacture and sell the Click Lock and Piggy Lock, the patents have considerable value for potential use in other devices.

Our success may depend in part on our ability to obtain patent protection for our products and to operate without infringing the proprietary rights of third parties.  While we have obtained certain patents and applied for additional United States and foreign patents covering certain of our products, there is no assurance that any additional patents will be issued, that the scope of any patent protection will prevent competitors from introducing similar devices or that any of our patents will be held valid if subsequently challenged.  We also believe that patents on the Click Lock products may have been, and that patent protection on the CLAVE may be, important in preventing others from introducing competing products that are as effective as our products.  The loss of patent protection on CLAVE, CLC2000 or Click Lock products could adversely affect our ability to exclude other manufacturers from producing effective competitive products and could have an adverse impact on our financial results.

United States patents related to our principal products expire as follows:

Product	Expiration dates
CLAVE® connector	12/2011 - 07/2016
CLC2000® connector	12/2016
Click Lock® connector	11/2014 - 11/2015
Custom Set Design and Manufacturing	01/2021
Orbit 90® infusion set	03/2022 - 11/2023

Hospira owns many patents on critical care and other products manufactured under the MCDA and has granted us a license to use those patents to produce products under the MCDA.  Any new patents will be owned by us, Hospira or jointly by us and Hospira under terms specified in the MCDA.

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

Employees

At December 31, 2007 we had 1,696 full-time employees, consisting of 162 engaged in sales, marketing and administration, and 1,534 in manufacturing, molding, product development and quality control, including 1,042 in Mexico. We contract with independent temporary agencies to provide some production personnel who are not our employees.  At December 31, 2007, the number of temporary production personnel was 100.

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

We depend on Hospira for a high percentage of our sales. U.S. sales to Hospira were approximately $129.7 million in the year ended December 31, 2007. The table below shows our total revenue and percentage of total revenue attributable to various types of customers for 2007 and 2006 (dollars in millions):

	Years Ended December 31,
	2007		2006
Hospira (U.S.)	$129.7	69%	$148.4	74%
Other manufacturers	2.7	1%	2.1	1%
Domestic distributors	29.5	16%	27.7	14%
International customers	23.7	13%	20.6	10%
Other revenue	2.5	1%	2.8	1%

Our principal agreements with Hospira are the MCDA, a strategic supply and distribution agreement for most of our other medical devices in the domestic and international markets and an agreement to sell Hospira custom I.V. systems to Hospira; the latter two agreements extend through 2014.

The U.S. market for critical care products has been declining in recent years and our sales of critical care products to Hospira declined in 2007 compared to 2006.  We expect further declines in 2008.  If the market for critical care continues to decline or if we have significant decreases in our prices to Hospira under the MCDA that are not offset by increased sales volume, our critical care sales could continue to decline, resulting in a substantial reduction to our sales and profits.

Under the terms of our agreements with Hospira, including the MCDA, we are dependent on the marketing and sales efforts of Hospira for a large percentage of our sales, and Hospira determines the prices at which the products that we sell to Hospira will be sold to its customers. Hospira has conditional exclusive rights to sell CLAVE and our other products as well as custom I.V. systems under the SetSource program in many of its major accounts, and exclusive rights to sell products we produce under the MCDA. If Hospira is unable to maintain its position in the marketplace, our sales and operations could be adversely affected.

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

The prices at which we sell products to Hospira and the gross margins that we realize under the MCDA depend on the cost savings that we expect to achieve in producing those products over Hospira’s cost to manufacture the same products at the date we purchased the Salt Lake City facility from Hospira. Achieving substantial cost reductions requires moving manufacturing operations to lower-cost locations and the development and implementation of innovative manufacturing and assembly processes and techniques. While we have succeeded in reducing costs to date, there is no assurance of the longer term success of these efforts, and recent declines in production volumes of critical care products because of reduced sales of those products to Hospira is offsetting some of the cost savings previously attained. If we are unable to achieve the cost savings that we expect, our profits on products manufactured under the MCDA will be adversely affected.

Expansion of our manufacturing facilities may result in inefficiencies which could have an adverse effect on our operations and financial results.

In the fourth quarter of 2006, we experienced significant production inefficiencies following a large increase in production volume in Mexico and the transfer of San Clemente production to Salt Lake City.  In 2007, we expanded our Mexico facility and anticipate further increases in volume at that facility, resulting in an increase to the workforce.  Turnover among new employees is unusually high in Mexico, and the additional time spent in classroom training and on the job training could create production inefficiencies in Mexico in the future.  The addition of new products will require additional molding in Salt Lake City, manual assembly work in Mexico and eventually additional automated assembly work in Salt Lake City.  The effect of any inefficiencies can be particularly expensive in Salt Lake City because of the high fixed costs in this highly automated facility.  Expansions of our production capacity will require significant management attention to avoid inefficiencies of the type experienced in 2006.

If we are unable to manage effectively our internal growth or growth through acquisitions of companies, assets or products, our financial performance may be adversely affected.

We intend to continue to expand our marketing and distribution capability internally, by expanding our sales and marketing staff and resources and may expand it externally, by acquisitions both in the United States and foreign markets. We may also consider expanding our product offerings through further acquisitions of companies or product lines. We intend to build additional production facilities or contract for manufacturing in markets outside the United States, to reduce labor costs and eliminate transportation and other costs of shipping finished products from the United States and Mexico to customers outside North America. In 2008, we expect to begin building a manufacturing plant in China to use for molding components for products that will be sold in markets outside of China.  We expect this facility to be operational in early 2009.  The expansion of our manufacturing, marketing, distribution and product offerings both internally and through acquisitions or by contract may place substantial burdens on our management resources and financial controls. Decentralization of assembly and manufacturing could place further burdens on management to manage those operations, and maintain efficiencies and quality control.

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

For the year ended December 31, 2007, CLAVE products accounted for approximately 38% of our revenue and 57% of our revenue including custom I.V. systems incorporating a CLAVE.  We depend heavily on sales of CLAVE products, especially sales of CLAVE products to Hospira. Most of our CLAVE sales are in the United States, where we expect our growth in sales to moderate in the future as further penetration of markets available to our existing customers in the United States becomes increasingly difficult. Future significant sales increases for CLAVE products may depend on increases in sales of custom I.V. systems, expansion in the international markets or acquisition of new customers in the United States. We cannot give any assurance that sales of CLAVE products will increase indefinitely or that we can sustain current profit margins on CLAVE products indefinitely.

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

If our efforts to increase our custom products business are not successful or we cannot increase sales of other products and develop new, commercially successful products, our sales may not grow.

Our future success may be dependent both on the success of our strategic initiative to increase substantially our custom product business and develop significant market share on a profitable basis and on new product development. Our total sales of custom products including custom I.V. products, custom critical care products and custom oncology products, were $58.5 million in the year ended December 31, 2007, compared with $56.4 million in the year ended December 31, 2006.  Sales of custom I.V. products increased by 15% in 2007 over 2006, 24% in 2006 over 2005, and 23% in 2005 over 2004.  Sales of custom critical care products declined by $4.2 million in 2007 to $12.6 million.  The success of our custom product sales program will require a larger increase in sales in the future than was achieved in 2007 and there is no assurance that such an increase will be achieved or sustained. Although we are seeking to continue to develop a variety of new products, there is no assurance that any new products will be commercially successful or that we will be able to recover the costs of developing, testing, producing and marketing such products. Certain healthcare product manufacturers, with financial and distribution resources substantially greater than ours, have developed and are marketing products intended to fulfill the same functions as our products.

International sales pose additional risks related to competition with larger international companies and established local companies, our possibly higher cost structure, our ability to open foreign manufacturing facilities that can operate profitably, higher credit risks and exchange rate risk.

We have undertaken a program to increase significantly our international sales, and have distribution arrangements in all the principal countries in Western Europe, the Pacific Rim and Latin America, and in South Africa. We plan to sell in most other areas of the world. Currently, we export from the United States and Mexico most of our products sold internationally. Our principal competitors in international markets are a number of much larger companies as well as smaller companies already established in the countries into which we sell our products. Our cost structure is often higher than that of our competitors because of the relatively high cost of transporting product to the local market as well as our competitors’ lower local labor costs in some markets. For these reasons, among others, we expect to open manufacturing facilities in foreign locations. In 2008, we expect to begin building a manufacturing plant in China.  We expect this to be operational in early 2009.  There is no certainty that we will be able to open local manufacturing facilities or that those facilities will operate on a profitable basis.

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

We distribute products in Europe through our subsidiary in northern Italy.  Sales and most other transactions by this subsidiary are denominated in Euros. As the Euro-denominated sales increase in relation to our total sales, a decline in the value of the Euro in relation to the U.S. dollar could have an adverse effect on our reported operating results. There is no assurance as to the growth of this subsidiary or its future operating results.

Continuing pressures to reduce healthcare costs may adversely affect our prices. If we cannot reduce manufacturing costs of existing and new products, our sales may not grow and our profitability may decline.

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

We believe that the success of our I.V. systems operations will depend on our ability to lower per unit manufacturing costs and price our products competitively and on our ability to shorten significantly the time from customer order to delivery of finished product, or both. To reduce costs, we moved labor intensive assembly operations to our facility in Mexico. To shorten delivery times, we developed proprietary systems for order processing, materials handling, tracking, labeling and invoicing and innovative procedures to expedite assembly and distribution operations. Many of these systems and procedures require continuing enhancement and development. There is a possibility that our systems and procedures may not continue to be adequate and meet their objectives.

We are introducing many of the systems and procedures that we used in our I.V. systems operations into the production of critical care products. If we are unable to complete this successfully, we may not be successful in increasing sales of critical care products.

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

We have been and will be ordering production molds for our new products such as the TEGO, Orbit 90, SPIROS closed male luer and Genie vial access device.  We have ordered an automated assembly machine for the Y-CLAVE connector with integrated check value and expect to have it in production in the first half of 2008, and expect to order semi-automated or fully automated assembly machines for the other new products in 2008.  If we do not achieve significant sales of these new products, it might be necessary for us to account for impairment in value of the production tooling because it costs may not be recovered through production of saleable product.

If we cannot obtain additional custom tooling and equipment on a timely enough basis to meet demand for our products, we might be unable to increase our sales or might lose customers, in which case our sales could decline.

We expanded our manufacturing capacity substantially in recent years, and we expect continuing expansion will be necessary. Molds and automated assembly machines generally have a long lead-time with vendors, often nine months or longer. Inability to secure such tooling in a timely manner, or unexpected increases in production demands, could cause us to be unable to meet customer orders. Such inability could cause customers to seek alternatives to our products.

We are increasingly dependent on manufacturing in Mexico. Any political or economic disruption in Mexico or a change in the local economy could have an adverse effect on our operations

We continue to expand our production in Mexico. In 2007, production costs in Mexico were approximately $51.1 million. Most of the material we use in manufacturing is imported into Mexico, and substantially all the production in Mexico is exported. We depend on our ability to move goods across the border quickly. Any disruption in the free flow of goods across the border could have an adverse effect on our business.

As of December 31, 2007, we employed 1,042 people in our plant in Ensenada, Mexico and we expect this to increase in the number of employees in Mexico during 2008. Business activity in the Ensenada area has expanded significantly, providing increased employment opportunities. This could have an adverse effect on our ability to hire or retain necessary personnel and result in an increase in labor rates. We continue to take steps to compete for labor through attractive employment conditions and benefits, but there is no assurance that these steps will continue to be successful or that we will not face increasing labor costs in the future.

Increases in the cost of petroleum-based and natural gas-based products or loss of supply could have an adverse effect on our profitability.

Most of the material used in our products is resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil markets are being affected by political uncertainty in the Middle East, and there is no assurance that there will not be an interruption in crude oil supplies.  Any such interruption could have an adverse effect on our ability to produce our products.  Also, crude oil and natural gas prices in 2007 reached record highs, and continue to be substantially above historical levels. Our suppliers have passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and we believe most of these costs have been passed on to us. Our ability to recover those higher costs may depend upon our ability to raise prices to our customers. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances could have an adverse effect on our profitability.

We could be adversely affected by turbulence in the credit markets

Developments in the credit markets may have an adverse effect on the liquidity of the tax-exempt debt securities and corporate preferred securities that we own.  Auctions of these securities are conducted at prescribed intervals, and the securities are bought or sold depending on the interest or dividend rates bid for the securities; these securities are generally called “auction rate securities.”  Investment banks generally purchased these securities for their own account if auction demand was not sufficient to complete the auction or customers desired to sell securities between auction dates.  Investment banks are reported to have recently stopped purchasing these securities for their own account; this has adversely affected liquidity of these securities.  In auctions at which the interest or dividend rates are reset, if there is not enough demand to sell the entire issue, the auction “fails”.  Holders desiring to sell their securities cannot sell them at auction, and the interest or dividend rate generally resets to a “penalty” rate.  Without participation by investment banks, there is only a very limited secondary market for these securities.  If an auction fails, the ability of the holder of the security to liquidate the security would depend on the success of a subsequent auction, whether the issuer raises other financing to redeem the securities, or whether the holder is able to sell the securities to another party; there is no assurance that any of these events will occur.  At February 11, 2008, we had $87.9 million of auction rate securities; through February 20, 2008, we sold $6.4 million of them at auction, and auctions on $12.5 million of them failed and we continue to hold the securities.  Auctions for more of our auction rate securities are likely to fail in the future.  All of our securities are investment grade, and we do not expect any credit losses, but we may not be able to sell the securities, if necessary, to meet working capital needs.  There can be no assurance as to when we will be able to sell additional securities and whether we will be able to sell them without incurring losses.

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

Our business could be materially and adversely affected if we fail to defend and enforce our patents, if our products are found to infringe patents owned by others or if the cost of patent litigation becomes excessive or as our key patents expire.

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

We are substantially dependent upon the patents on our proprietary products such as the CLAVE to prevent others from manufacturing and selling products similar to ours. We had litigation against Alaris, a part of Cardinal, for alleged infringement of our patents. We believe the alleged infringement had and continues to have an adverse effect on our sales. Failure to prevail in litigation we bring against for violating our patents could adversely affect our sales.

We are substantially dependent upon the patents on our proprietary products to prevent others from manufacturing and selling products similar to ours.  We generally have multiple patents covering various features of a product, and as each patent expires, the protection afforded by that patent is no longer available to us, even though protection of features that are covered by other unexpired patents may continue to be available to us.  The loss of patent protection on certain features may make it possible for others to manufacture and sell products similar to ours, even if our remaining patents would prevent others from manufacturing and selling a product substantially the same as ours until those patents expire.

If others chose to manufacture and sell products similar to or substantially the same as our products, it could have a material adverse effect on our business through loss of unit volume or price erosion, or both, and could adversely affect our ability to secure new business.

In the past, we have faced patent infringement claims related to the CLAVE, the CLC2000 and TEGO. We believe these claims had no merit, and all have been settled or dismissed, although a case involving the CLC2000 is on appeal.  We may also face claims in the future. Any adverse determination on these claims related to the CLAVE or other products, if any, could have a material adverse effect on our business.

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

Government regulation is a significant factor in the development, marketing and manufacturing of our products. Our products are subject to clearance by the United States Food and Drug Administration (“FDA”) under a number of statutes including the Food Drug and Cosmetics (“FDC”) Act. Each of our current products has qualified, and we anticipate that any new products we are likely to market will qualify, for clearance under the FDA’s expedited pre-market notification procedure pursuant to Section 510(k) of the FDC Act. However, certain of our new products may require a longer time for clearance than we have experienced in the past and there can be no assurance that a PMA application will not be required.  Further, there is no assurance that other new products developed by us or any manufacturers that we might acquire will qualify for expedited clearance rather than a more time consuming pre-market approval procedure or that, in any case, they will receive clearance from the FDA. FDA regulatory processes are time consuming and expensive. Uncertainties as to the time required to obtain FDA clearances or approvals could adversely affect the timing and expense of new product introductions. In addition, we must manufacture our products in compliance with the FDA’s Quality System Regulations.

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

To market our products in the European Community (“EC”), we must conform to additional requirements of the EC and demonstrate conformance to established quality standards and applicable directives. As a manufacturer that designs, manufactures and markets its own devices, we must comply with the quality management standards of ISO 13485 (2003). Those quality standards are similar to the FDA’s Quality System Regulations but incorporate the quality requirements for product design and development. Manufacturers of medical devices must also be in conformance with EC Directives such as Council Directive 93/42/EEC (“Medical Device Directive”) and their applicable annexes. Those regulations assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC. Once a manufacturer and its devices are in conformance with the Medical Device Directive, the “CE” Mark maybe affixed to its devices. The CE Mark gives devices an unobstructed entry to all the member countries of the EC. There is no assurance that we will continue to meet the requirements for distribution of our products in Europe.

Distribution of our products in other countries may be subject to regulation in those countries, and there is no assurance that we will obtain necessary approvals in countries in which we want to introduce our products.

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

On July 15, 1997, our Board of Directors adopted a Stockholder Rights Plan (the “Plan”) and, pursuant to the Plan, declared a dividend distribution of one Right for each outstanding share of our common stock to stockholders of record at the close of business on July 28, 1997. The Plan expired in 2007 and our Board of Directors adopted an Amended and Restated Rights Agreement in July 2007.  Under its current provisions, each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior participating Preferred Stock, no par value, at a purchase price of $225 per one one-hundredth of a share, subject to adjustment. The Plan is designed to afford the Board a great deal of flexibility in dealing with any attempted takeover of and will cause persons interested in acquiring us to deal directly with the Board, giving it an opportunity to negotiate a transaction that maximizes stockholder values. The Plan may, however, have the effect of discouraging persons from attempting to acquire us.

Investors should refer to the description of the Plan in this Report to the Securities and Exchange Commission.

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

The market for small-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From December 2006 through December 2007, our trading price ranged from a high of $45.02 per share to a low of $31.96 per share. In mid-February 2008, it declined to $27.48.  We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders and substantial product orders could contribute to the volatility in the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for 63% of our outstanding shares. If one or more of the institutions should decide to reduce or eliminate its position in our common stock, it could cause a decrease in the price of the common stock that could be significant.

For the past several years there has been a significant “short” position in our common stock, consisting of borrowed shares sold, or shares sold for future delivery which may not have been borrowed. We do not know whether any of these short positions are covered by “long” positions owned by the short seller. The short position, as reported by the Nasdaq Stock Market on January 31, 2008 was 2,752,154 shares, or approximately 20% of our outstanding shares. Any attempt by the short sellers to liquidate their position over a short period of time could cause very significant volatility in the price of our common stock.

We have outstanding stock options which may dilute the ownership of existing shareholders

At December 31, 2007, we had outstanding stock options to purchase 3.7 million shares, 90% of which had an exercise price below the market price of our stock. Exercise of those options would dilute the ownership interest of existing shareholders.  In addition, we anticipate that 1,125,000 options, which will expire on January 2, 2009, will be exercised and the underlying shares will be sold prior to the end of 2008.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We own a 39,000 square foot building and a 28,000 square foot building in San Clemente, California, a 450,000 square foot building in Salt Lake City, Utah, a 37,500 square foot building in Vernon, Connecticut, a 241,000 square foot building on approximately 94 acres of land in Ensenada, Baja California, Mexico, a 17,000 square foot and a 21,000 square foot building in Roncanova, Italy.

Item 3.  Legal Proceedings

We have not been required to pay any penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. in the United States District Court for the Central District of California, we alleged that Alaris infringes ICU’s patent through the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems.  On August 2, 2004 the Court denied our request for a preliminary injunction.  On December 27, 2004, we amended our complaint to allege that Alaris infringes three additional patents.  On July 17, 2006, the Court issued an order interpreting certain claims in the asserted patents in a manner that, if upheld, could significantly impair our ability to enforce those patents against Alaris and potentially others.  The Court also issued partial summary judgment in favor of Alaris based on one of those interpretations.  On January 22, 2007, the Court granted Alaris’ summary judgment motion of invalidity as to the remaining claims asserted against Alaris and on February 22, 2007, the Court entered judgment dismissing those remaining claims.  The Court’s order affected only the asserted claims of the patents in suit, not other claims in the patents. Following entry of the judgment dismissing our case, the Court heard Alaris’ motion to recover its fees, costs and expenses, and on April 16, 2007, the Court granted in part Alaris’ motion.  On June 28, 2007, the Court awarded Alaris $4.8 million in fees and costs, which were later increased to $5.0 million, plus post judgment interest.  We have appealed the Court’s decisions.  Because the award of fees and costs is a judgment against us and the outcome of the appeal is uncertain, we recorded a charge of $4.8 million in our financial statements for the quarter ended June 30, 2007.   We have not paid the judgment, pending outcome of the appeal.

In an action filed July 6, 2006 entitled Medegen MMS, Inc. v. ICU Medical, Inc. filed in the United States District Court for the Central District of California, Medegen alleged that ICU Medical infringed one of its patents by offering for sale and selling the CLC2000 and TEGO.  Medegen sought monetary damages and injunctive relief.  In March 2007, Medegen withdrew its action as to the TEGO.  On June 21, 2007, the Court issued an order interpreting certain terms and phrases of Medegen’s patent in a manner that we believe supported our position.  On September 14, 2007, the Court issued an order granting our summary judgment motion of non-infringement and entered judgment of non-infringement, dismissing Medegen’s case with prejudice, on October 19, 2007. On October 19, 2007, the Court also dismissed, without prejudice, our counterclaims that the asserted patent is invalid and unenforceable due to inequitable conduct by Medegen before the United States Patent and Trademark Office.  Medegen has appealed the Court’s claim construction and summary judgment orders. We intend to defend ourselves in the appeal and to vigorously pursue our claims against Medegen.

In an action filed July 27, 2007 entitled ICU Medical, Inc. v. RyMed Technologies, Inc. (“RyMed”), in the United States District Court for the District of Delaware, we alleged that RyMed infringes certain of ICU’s patents through the manufacture and sale of certain products, including its InVision-Plus valves.  We seek monetary damages and injunctive relief and intend to vigorously pursue this matter.  RyMed has denied our allegations and sued us in the United States District Court for the Central District of California seeking a declaratory judgment of non-infringement and invalidity of our patents and alleging that we have infringed RyMed’s trademark and engaged in unfair competition and other improper conduct.  RyMed seeks monetary damages and injunctive relief. ICU has moved to dismiss RyMed’s California case and will continue to defend ourselves vigorously in this action.

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

	Age	Office Held
George A. Lopez, M.D.	60	Chairman of the Board, President and Chief Executive Officer
Alison D. Burcar	35	Vice President of Marketing
Richard A. Costello	44	Vice President of Sales
Scott E. Lamb	45	Controller
Francis J. O’Brien	65	Chief Financial Officer
Steven C. Riggs	49	Vice President of Operations

Dr. Lopez, Mr. Costello, Mr. O’Brien, Mr. Riggs and Ms. Burcar have been employed by us in their current positions for more than five years.  Ms. Burcar is the niece of Dr. Lopez.

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

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock has been traded on the Nasdaq Stock Market National Market Tier under the symbol “ICUI” since our initial public offering on March 31, 1992.  The following table sets forth, for the quarters indicated, the high and low closing prices for our Common Stock quoted by the NASDAQ:

2007	High	Low
First quarter	$41.32	$38.01
Second quarter	44.60	39.57
Third quarter	43.34	32.66
Fourth quarter	40.10	35.96

2006	High	Low
First quarter	$43.09	$33.72
Second quarter	43.90	33.48
Third quarter	46.81	39.79
Fourth quarter	48.51	39.88

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

As of January 31, 2008, we had 108 stockholders of record and we believe we have approximately 12,500 beneficial owners of our Common Stock.

We have a 2003 Stock Option Plan under which we may grant options to purchase our Common Stock to our employees and have a 2001 Directors’ Stock Option Plan under which we may grant options to purchase our Common Stock to our Directors. We had a 1993 Stock Incentive Plan, under which we granted options to purchase Common Stock to the employees which expired in January 2005.  We also have an Employee Stock Purchase Plan.  All plans were approved by our stockholders.  Further information about the plans is in Note 2 to the Consolidated Financial Statements.  Certain information about the plans at December 31, 2007, is as follows:

Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
(a)	(b)	(c)
3,698,879	$21.59	2,020,705

Issuer Repurchase of Equity Securities

We had a stock repurchase program, originally announced in July 2006.  In August 2006, our Board of Directors authorized a program to purchase $14.0 million of our common stock.  This program was terminated in January 2007 after purchasing shares with a cost of approximately $8.0 million.  Also in January 2007, we announced an expanded program to purchase up to $20 million of our common stock.  The January repurchase program was completed in September 2007.  In September 2007, we announced a new program to purchase up to $20.0 million of our common stock.  The September 2007 repurchase program was completed in November 2007.  Additional share repurchases may be made as we deem appropriate based upon prevailing market and business conditions.

The following is a summary of our stock repurchasing activity during the fourth quarter of 2007:

Period	Shared purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program

10/1/2007 - 10/31/2007	310,111	$38.51	310,111	$3,323,900
11/1/2007 - 11/30/2007	84,999	39.11	84,999	—
12/1/2007 - 12/31/2007	—	—	—	—
Fourth quarter 2007 total	395,110	$38.64	395,110	—

COMPARISON OF CUMULATIVE TOTAL RETURN FROM JANUARY 1, 2003 TO DECEMBER 31, 2007 AMOUNT ICU MEDICAL, INC., THE NASDAQ AND NASDAQ MEDICAL DEVICES INDEX

The following graph shows the total stockholder return on our common stock based on the market price of the Common Stock from December 31, 2002 to December 31, 2007 and the total returns of the Nasdaq Stock Market Tier Index and NASDAQ Medical Devices Index for the same period.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
ICU Medical, Inc.	$100.00	$91.93	$73.30	$105.12	$109.06	$96.54
Nasdaq	$100.00	$149.52	$162.72	$166.18	$182.57	$197.98
Nasdaq Medical Devices Index	$100.00	$147.95	$173.33	$190.30	$200.58	$255.03

Assumes $100 invested on December 31, 2002 in ICU Medical Inc.’s Common Stock, the Nasdaq Stock Market National Market Tier Index and the Nasdaq Medical Devices Index.

Item 6.    Selected Financial Data.

ICU MEDICAL, INC.

SELECTED FINANCIAL DATA

	Year ended December 31,
	(in thousands, except per share data)
	2007	2006	2005	2004	2003
INCOME DATA:
Revenue
Net sales	$185,618	$198,788	$154,621	$72,704	$102,726
Other	2,520	2,825	2,911	2,846	4,628
Total revenue	188,138	201,613	157,532	75,550	107,354

Cost of goods sold	109,895	120,929	88,128	39,853	48,444
Gross profit	78,243	80,684	69,404	35,697	58,910

Selling, general and administrative expenses	45,484	44,245	36,992	26,409	23,029
Research and development expenses	8,111	7,659	4,817	3,376	1,757
Gain on sale of building	—	(2,093)	—	—	—
Total operating expenses	53,595	49,811	41,809	29,785	24,786
Income from operations	24,648	30,873	27,595	5,912	34,124
Other income	8,698	4,462	2,721	1,579	1,123
Income before income taxes and minority interest	33,346	35,335	30,316	7,491	35,247
Provision for income taxes	(10,337)	(10,240)	(10,459)	(2,600)	(12,950)
Minority interest	70	565	417	109	—
Net income	$23,079	$25,660	$20,274	$5,000	$22,297

Net income per common share
Basic	$1.62	$1.78	$1.47	$0.37	$1.62
Diluted	$1.51	$1.64	$1.35	$0.33	$1.48
Weighted average number of shares
Basic	14,282	14,412	13,811	13,691	13,753
Diluted	15,265	15,599	15,040	14,960	15,050
Cash dividends per share	$—	$—	$—	$—	$—

CASH FLOW DATA:
Total cash flows from operations	$41,512	$31,608	$27,342	$25,283	$22,829

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$95,643	$116,918	$86,742	$87,341	$73,137
Working capital	131,782	155,519	123,875	109,590	102,932
Total assets	242,594	244,248	204,537	164,768	164,288
Stockholders’ equity	213,904	224,887	189,198	156,348	156,003

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in vascular therapy applications.  Our devices are designed to protect patients from catheter related bloodstream infections and healthcare workers from exposure to infectious diseases through accidental needlesticks.  We are also a leader in the production of custom I.V. systems and we incorporate our proprietary products into many of those custom I.V. systems.  We are also a significant manufacturer of critical care medical devices, including catheters, angiography kits and cardiac monitoring systems.

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

Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on the age of the receivable or on specific past due accounts for which we consider collection to be doubtful. We rely on prior payment trends, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. We regularly review individual past due balances for collectibility. Loss exposure is principally with international distributors for whom normal payment terms are long in comparison to those of our other customers and, to a lesser extent, domestic distributors. Many of these distributors are relatively small and we are vulnerable to adverse developments in their businesses that can hinder our collection of amounts due. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

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

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective on January 1, 2008.  The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends the requirements for accounting for business combinations.  SFAS 141R will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting principles until December 31, 2008.

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

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be of singular importance to our growth.  In the years ended 2007, 2006 and 2005, our revenues from worldwide sales to Hospira were 73%, 77% and 74%, respectively, of total revenues.  We expect this percentage will be maintained in the future as a result of sales of CLAVE products, custom I.V. systems, new products and critical care products to Hospira.  Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market.  We expect that Hospira will be important to our growth for CLAVE, custom products, and our other products worldwide.

We believe the success of the CLAVE has motivated, and will continue to motivate others to develop one-piece, swabbable, needleless connectors that may incorporate many of the same functional and physical characteristics as the CLAVE. We are aware of a number of such products. We have patents covering the technology embodied in the CLAVE and intend to enforce those patents as appropriate. If we are not successful in enforcing our patents, competition from such products could adversely affect our market share and prices for our CLAVE products.  Although overall pricing has been stable recently, the average price of our CLAVE products may decline in the future.  There is no assurance that our current or future products will be able to successfully compete with products developed by others.

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines.  Under one of our Hospira Agreements, we manufacture custom I.V. systems for sale by Hospira and jointly promote the products under the name SetSource. In 2004, we made our initial investment in a company developing a new medical device. Sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the MCDA to produce their invasive monitoring, angiography products and certain other products they had manufactured at that facility.  We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care CLAVE and custom products in the product offerings of those entities.  We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. Custom I.V., custom oncology and custom critical care products accounted for approximately $58.5 million or 31% of total revenue in 2007.  We expect continued increases in sales of custom products.  As part of this effort, we have recently introduced a number of new products:  the TEGO for use in dialyses, the Orbit 90 diabetes set, and a line of oncology products including the SPIROS male luer connector device, the Genie vial access device and custom I.V sets and ancillary products specifically designed for oncology therapy.  There is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

Custom I.V. systems and new products will be of increasing importance to us in future years.  We expect continued growth in our CLAVE products in the U.S., but at a modest growth rate.  We also potentially face substantial increases in competition in our CLAVE business.  Growth for all of our products outside the U.S. could be substantial, although to date it has been relatively modest. Therefore, we are directing increasing product development, acquisition, sales and marketing efforts to custom I.V. systems and other products that lend themselves to customization and new products in the U.S. and international markets, and increasing our emphasis on markets outside the U.S.

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

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

Product line	2007	2006	2005
CLAVE	38%	34%	40%
Custom products	31%	28%	27%
Critical care (excluding custom products)	23%	25%	20%
CLC2000	3%	3%	3%
Other products	4%	9%	8%
License, royalty and revenue share	1%	1%	2%
Total	100%	100%	100%

Critical care, including critical care custom products and excluding products we no longer manufacture, accounted for 30%, 33% and 26% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.  Custom I.V. systems, excluding critical care custom products, were 24%, 20% and 20% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Most custom I.V. systems include one or more CLAVEs.  Total CLAVE sales including custom I.V. systems with at least one CLAVE were $106.8 million or 57% of total revenue in 2007, $97.9 million or 49% of total revenue in 2006 and $86.0 million or 55% of total revenue in 2005.

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

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory.  These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines.  In 2006, we centralized our proprietary molding in Salt Lake City and expanded our production facility in Mexico which took over the majority of our manual assembly previously done in Salt Lake City.  In 2007, we initiated a significant initiative to improve production processes, called the “ICU Production System” or “IPS”, which we believe will enable us to further improve our manufacturing efficiency.  We started IPS in our Mexico facility in 2007 and are starting it in our Salt Lake City facility in 2008.  We plan to begin building a manufacturing facility in China in 2008 to manufacture components for products that will be sold in domestic and international markets.  We expect this facility will be operational in early 2009.  We may establish additional production facilities outside the U.S.  There is no assurance as to the benefits of IPS or our success in establishing manufacturing facilities in China and elsewhere outside the U.S.

We distribute products through three distribution channels.  Product revenues for each distribution channel as a percentage of total channel product revenue were as follows:

Channel	2007	2006	2005
Medical product manufacturers	71%	76%	76%
Independent domestic distributors	16%	14%	16%
International customers	13%	10%	8%
Total	100%	100%	100%

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

	Percentage of Revenues
	2007	2006	2005
Revenue
Net sales	99%	99%	98%
Other	1%	1%	2%
Total revenues	100%	100%	100%

Gross profit	42%	40%	44%

Selling, general and administrative expenses	24%	22%	23%
Research and development expenses	5%	3%	3%
Gain on sale of building	—%	1%	—%
Total operating expenses	29%	24%	26%

Income from operations	13%	16%	18%
Other income	5%	2%	2%
Income before income taxes and minority interest	18%	18%	20%
Income taxes	6%	5%	7%
Minority interest	0%	0%	0%
Net income	12%	13%	13%

Comparison of 2007 to 2006

Revenues were $188.1 million in 2007, compared to $201.6 million in 2006.  Revenues in 2006 included $14.6 million of sales from a product we discontinued manufacturing under the MCDA in October 2006 and sales of the Punctur Guard product line that was discontinued in January 2007.  Revenues for 2007 and 2006, excluding discontinued products, were $188.1 million and $187.0 million.

Distribution channels:  Net U.S. sales to Hospira in 2007 were $129.7 million, compared to net sales of $148.4 million in 2006, a decrease of $18.7 million or 13%.  Sales in 2006 include $10.1 million from discontinued product sales.  Excluding these sales, 2006 sales were $138.3 million compared to $129.7 million in 2007, a decrease of $8.6 million.  The change in revenue was primarily from a decrease in all critical care products of $10.9 million from $66.2 million to $55.3 million, partially offset by increased custom I.V. system sales of $2.0 million. Of the decrease, $6.1 million was in critical care products, excluding custom products, and $4.8 million was in custom critical care products.  The decreases in critical care and custom critical care sales were due to lower unit sales in most products and lower prices under the MCDA.  The increased sales in custom I.V. systems were due to increased unit volumes.  Custom I.V. system sales were $18.4 million in 2007 compared to $16.3 million in 2006, an increase of 13%.  CLAVE sales to Hospira were $53.1 million in 2007, relatively unchanged from $52.8 million in 2006.  We expect our 2008 sales to Hospira will be comparable to 2007 as increased sales from sales of CLAVE, custom I.V. systems and new oncology products are offset by declines in critical care and custom critical care products, although there is no assurance that these expectations will be realized.

Net sales to independent domestic distributors in 2007 (including Canada) were $29.5 million compared to $27.7 million in 2006.  Sales in 2006 include $3.1 million of Punctur Guard sales.  Excluding Punctur Guard sales, 2006 sales were $24.6 million, for a $4.9 million or 20% increase in 2007.  The increased sales were primarily from increases of $3.3 million in custom product sales, $0.9 million in new product sales of TEGO and oncology products and $0.5 million in CLAVE product sales.  The increases in custom product and CLAVE sales were due to increased unit volumes.  We expect significant increases in domestic distributor sales in 2008 principally from growth in our custom I.V. system business and new product sales, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $23.7 million in 2007, compared with $20.6 million in 2006.  Sales in 2006 include $1.4 million of Punctur Guard sales.  Excluding Punctur Guard sales, 2006 sales were $19.2 million, for a $4.5 million or 24% increase in 2007.  The increased sales were primarily from increases of $2.9 million in CLAVE product sales and $1.1 million in custom product sales.  These increases were due to increased unit volumes.  Approximately 76% of the increase was attributable to increased sales in Europe and 13% of the increase was attributable to increased sales in the Pacific Rim.  We expect significant increases in international customer sales across all areas in 2008, primarily from increased CLAVE and custom product sales and new oncology product sales, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE products (excluding custom CLAVE I.V. systems) increased from $68.4 million in 2006 to $72.3 million in 2007, an increase of $3.9 million or six percent.  This increase was primarily due to increased international sales of $2.9 million and increased domestic distributor sales of $0.5 million.  Sales of CLAVE products and custom I.V. systems including one or more CLAVE connectors combined were $106.8 million in 2007 compared with $97.9 million in 2006.  This increase was due to increased unit sales of CLAVE and custom CLAVE products in all our distribution channels.  We expect moderate increases in CLAVE product sales in 2008 compared to 2007.

Critical care product sales, excluding custom critical care products and products we no longer manufacture, were $43.4 million in 2007 compared to $49.5 million in 2006.  This decrease was due to lower unit sales and lower prices to Hospira under the MCDA.  We expect further price decreases in 2008 and 2009 compared to 2007 and further unit volume decreases in 2008 compared to 2007.

Net sales of custom products, including custom critical care products and custom oncology products, were $58.5 million in 2007 compared to $56.4 million in 2006.  Custom I.V. system sales were $45.3 million in 2007, or an increase of $5.8 million from 2006 sales of $39.5 million.  This increase was due to increased unit sales across all channels.  Custom critical care sales decreased by $4.2 million in 2007 from 2006 to $12.6 million.  This decrease was due to lower unit sales and lower prices to Hospira under the MCDA.  We expect increases in custom I.V. system sales and new custom oncology sales.  We expect decreases in custom critical care sales from price decreases and unit volume decreases in 2008 compared to 2007.  We also expect price decreases in 2009 for custom critical care products.

Net sales of CLC2000 in 2007 were $5.2 million compared to $5.4 million in 2006.  The decrease was from modest decreases in purchases from Hospira and domestic distributors, partially offset by higher international sales.

Sales of other products were $6.2 million and $19.1 in 2007 and 2006, respectively.  The 2006 sales include $9.4 million of sales of a product we no longer manufacturer under the MCDA and $5.2 million of Punctur-Guard product sales (excluding royalties), which was terminated in January 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $2.5 million in 2007 and $2.8 million in 2006.  We may receive other license fees or royalties in the future for the use of our technology.  There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margins for 2007 and 2006 were 42% and 40%, respectively.  Production and gross margins were relatively stable in the first and second quarters of 2006.  In the third and fourth quarters of 2006, gross margins declined to 39% and 33%, respectively.  The decline was caused by temporary production inefficiencies at our factory in Salt Lake City and production inefficiencies at our factory in Mexico because of increased production volumes, turnover of new personnel and changes in production processes and certain non-recurring charges.  The production inefficiencies in Salt Lake City and Mexico were reduced in 2007.  Gross margin was favorably impacted by certain government incentives and unfavorably impacted by a decrease in production volumes.

We estimate our gross margin in 2008 will approximate 45%.  There is no assurance that these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) were $45.5 million and 24% of revenues in 2007, compared with $44.2 million and 22% of revenues in 2006.  The increase in costs was primarily due to increased sales and marketing compensation and benefits of $0.9 million, increased stock compensation expense of $0.6 million, increased sales and marketing travel costs of $1.1 million, increased sales and marketing promotional costs, such as trade shows, of $0.9 million, offset by decreased litigation expenses of $2.8 million.  We expect SG&A in 2008 to be approximately 26% of revenue with the increase principally from the addition of sales personnel, including travel, and increased compensation and stock compensation expense. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $8.1 million and four percent of revenue in 2007 compared to $7.7 million and three percent of revenue in 2006. We expect R&D in 2008 to be four to five percent of revenue, although there is no assurance that these expectations will be realized.

Other income increased $4.2 million to $8.7 million in 2007 compared to $4.5 million in 2006.  Other income in 2007 includes $4.4 million of interest income, an $8.0 million payment to us for a settlement of litigation against a law firm that formerly represented us in patent litigation, and $1.0 million of payment under another settlement agreement, partially offset by a $5.0 million charge for an award against us in our litigation with Alaris Medical Systems.  Other income in 2006 includes $3.7 million of interest income and $0.8 million of payment under a settlement agreement.  The increase in interest income was due to an increase in average invested funds and higher yield rates.

Minority interest was $0.1 million in 2007 compared to $0.6 million in 2006 and represents the minority interest share of the net loss of the company developing a new medical device for use in screening heart disease. The minority interest has been insignificant since our interest in the company increased to 94% in February 2007.

Income taxes were accrued at an effective tax rate of 31% in 2007 compared to 29% in 2006.  The 2007 rate differed from the statutory corporate rate of 35% because of tax credits, tax exempt interest and dividends and Domestic Production Activities exclusions. We expect our effective rate to be approximately 31% in 2008.

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

Sales of other products were $19.1 million and $14.1 in 2006 and 2005, respectively.  The 2006 and 2005 sales include $9.4 million and $5.7 million of sales of a product we no longer manufacturer under the MCDA.  Other product sales also include net sales of Punctur-Guard products (excluding royalties) of $5.3 million in 2006 and $4.2 million in 2005, which was phased out of production in the first quarter of 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $2.8 million in 2006 and $2.9 million in 2005.

Gross margins for 2006 and 2005 were 40% and 44%, respectively.  Production and gross margins were relatively stable in the first two quarters of 2006 and reflected further costs savings at our Salt Lake City and Mexico plants.  In the third quarter, the margin was negatively impacted by approximately $3.0 million of non-recurring costs including unabsorbed overhead as the San Clemente plant was shut down and production commenced in Salt Lake City, costs of moving machinery, and severance costs in  Sam Clemente.  While all costs directly related to the move from San Clemente to Salt Lake City were complete by the end of the third quarter, we incurred temporary production inefficiencies in the fourth quarter.  Those inefficiencies and lower production scheduling through the holiday seasons in the fourth quarter negatively impacted our gross margin by approximately $2.8 million.

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

Gain on sale of building of $2.1 million was from the sale of one of our buildings in San Clemente in 2006.  The building was used for manufacturing prior to moving the manufacturing to our Salt Lake City facility.

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

Liquidity and Capital Resources

During 2007, our cash, cash equivalents and marketable securities decreased by $21.3 million.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories and the timing of tax payments.

During 2007, 2006 and 2005, cash provided by operations was $41.5 million, $31.6 million and $27.4 million, respectively.  The 2007 operating cash was mainly comprised of net income of $23.1 million, depreciation and amortization of $11.8 million, $1.1 million of stock compensation expense, offset by changes in our operating assets and liabilities.

Investing Activities:  During 2007, we used cash of $10.3 million in investing activities.  This was primarily comprised of cash paid for acquired assets of $3.2 million, purchases of property and equipment of $23.6 million which were primarily for the building expansion of our Mexico facility, equipment additions and mold additions, offset by net investment sales of $16.0 million.

We estimate that capital expenditures in 2008, will be approximately $20.0 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:   During 2007, we used cash of $37.0 million.  Cash provided by stock options and the employee stock purchase plan, including tax benefits, was $4.0 million from the sale of 131,951 shares.  The tax benefits from the exercise of stock options fluctuates based principally on when employees choose to exercise their vested stock options.

In January 2007, we announced an expanded program to purchase up to $20.0 million of our common stock.  In September 2007, we announced another program to purchase up to an additional $20.0 million of our common stock.  The full amount from each program was purchased, along with $1.0 million from a 2006 program for a total 2007 purchase of $41.0 million of our common stock.  Additional share repurchases may be made as we deem appropriate and based upon prevailing market and business conditions.

We have a substantial cash and marketable security position generated from profitable operations and stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and to take advantage of acquisition opportunities that may arise.  Our primary investment goal is capital preservation, as further described in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.  Our liquid investments have very little credit risk or market risk.

Most of our marketable securities are invested in “auction rate securities.”  Our auction rate securities are tax exempt debt securities and corporate preferred securities.  Auctions of these securities are conducted generally at seven to forty-nine day intervals, depending on the terms of the security, and the securities are bought or sold depending on the interest or dividend rates bid for the securities.  Up until February 2008, the auction rate securities market was highly liquid.  During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction; the immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate.  If an auction fails, the ability of the holder of the security to liquidate the security would depend on the success of a subsequent auction, whether the issuer raises other financing to redeem the securities, or whether the holder is able to sell the securities to another party; there is no assurance that any of these events will occur.  See Part I, Item 1A. Risk Factors We could be adversely affected by turbulence in the credit markets.  All of our securities are investment grade, and the Company does not expect any credit losses, but we may not be able to sell our securities to meet working capital needs.  We have succeeded in selling some of these securities at par and are attempting to sell more at par, but there can be no assurance as to when we will be able to sell additional securities and whether we will be able to sell them without incurring losses.  We plan to secure credit lines to provide working capital if necessary, but there is no assurance we will be able to secure credit and if we can, whether terms will be acceptable.

We are considering investment alternatives for the future.  We intend to continue our objectives of avoiding credit and market risk, but there is no assurance that investment yield will be comparable, on an after-tax basis, to the yields on auction rate securities.

We believe that our existing cash, cash equivalents and marketable securities along with funds expected to be generated from future operations will provide us with sufficient funds to finance our current operations for the next twelve months, and that we will be able to secure credit if needed because of illiquidity in our marketable securities.

Off Balance Sheet Arrangements

In the normal course of business, we have agreed to indemnify our officers and directors to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of our products.  There is no maximum limit on the indemnification that may be required under these agreements.  We have never incurred, nor do we expect to incur, any liability for indemnification.  Except for indemnification agreements, we do not have any “off balance sheet arrangements”.

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

	2008	2009
MCDA	$8,801	$5,500
Property and equipment	2,428	—
Total	$11,229	$5,500

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

•                  new or extended contracts with manufacturers and buying organizations, dependence on a small number of customers, effect of the acquisition of Hospira’s Salt Lake City manufacturing facility and the manufacture of products for Hospira under the MCDA, cost savings and use of our systems and procedures under the MCDA, and the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; future purchases of treasury stock; working capital requirements; liquidity and realizable value of our marketable securities, outcome of future auctions of auction rate securities, securing of credit lines, future investment alternatives, foreign currency denominated financial instruments; capital expenditures; acquisitions of other businesses or product lines; indemnification liabilities; contractual liabilities.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities at seven to forty-nine day intervals so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates. As of December 31, 2007 and 2006, we had no declines in the market values of these securities.

Up until early February 2008, the market for our securities was highly liquid.  Liquidity has been substantially impaired since then. See Part I, Item 1A. Risk Factors We could be adversely affected by turbulence in the credit markets and Part I, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financing Activities.  We intend to continue our objectives of avoiding credit and market risk in the future.

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

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for Italy, where our net Euro asset position at December 31, 2007 and 2006 were approximately €4.4 million and €2.7 million. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

Item 8.  Financial Statements and Supplementary Data.

[THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ICU Medical, Inc.

We have audited the consolidated balance sheets of ICU Medical, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules of ICU Medical, Inc. listed in Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICU Medical, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ICU Medical, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2008  expressed an unqualified opinion on the effectiveness of ICU Medical Inc.’s and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Irvine, California
February 21, 2008

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,873	$13,153
Marketable securities	87,770	103,765
Cash, cash equivalents and marketable securities	95,643	116,918
Accounts receivable, net of allowance for doubtful accounts of $655 in 2007 and $310 in 2006	26,115	26,533
Inventories	19,504	16,315
Prepaid income taxes	2,740	4,541
Prepaid expenses and other current assets	4,746	4,255
Deferred income taxes - current portion	4,509	2,876
Total current assets	153,257	171,438

PROPERTY AND EQUIPMENT, net	72,708	59,037
INTANGIBLE ASSETS, net	11,884	9,781
DEFERRED INCOME TAXES - non current portion	2,432	2,878
TAXES RECEIVABLE – non-current portion	1,848	—
OTHER ASSETS	465	1,114
	$242,594	$244,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,439	$8,130
Accrued liabilities	13,036	7,789
Total current liabilities	21,475	15,919

COMMITMENTS AND CONTINGENCIES	—	—
DEFERRED INCOME TAXES - non current portion	4,325	3,084
INCOME TAXES PAYABLE - non current portion	2,890	—
MINORITY INTEREST	—	358

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500,000 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value - Authorized—80,000,000 shares; Issued 14,746,951 shares in 2007 and 2006, outstanding 13,689,450 and 14,620,421 shares in 2007 and 2006, respectively	1,475	1,475
Additional paid-in capital	74,805	74,489
Treasury stock, at cost — 1,057,501 and 126,530 shares in 2007 and 2006, respectively	(40,776)	(5,383)
Retained earnings	177,004	153,925
Accumulated other comprehensive income	1,396	381
Total stockholders’ equity	213,904	224,887
	$242,594	$244,248

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	For the years ended December 31,
	2007	2006	2005
REVENUES:
Net sales	$185,618	$198,788	$154,621
Other	2,520	2,825	2,911
TOTAL REVENUE	188,138	201,613	157,532

COST OF GOODS SOLD	109,895	120,929	88,128
Gross profit	78,243	80,684	69,404

OPERATING EXPENSES:
Selling, general and administrative	45,484	44,245	36,992
Research and development	8,111	7,659	4,817
Gain on sale of building	—	(2,093)	—
Total operating expenses	53,595	49,811	41,809
Income from operations	24,648	30,873	27,595

OTHER INCOME	8,698	4,462	2,721
Income before income taxes and minority interest	33,346	35,335	30,316

PROVISION FOR INCOME TAXES	(10,337)	(10,240)	(10,459)
MINORITY INTEREST	70	565	417
NET INCOME	$23,079	$25,660	$20,274

NET INCOME PER COMMON SHARE
Basic	$1.62	$1.78	$1.47
Diluted	$1.51	$1.64	$1.35
Weighted average number of shares
Basic	14,281,696	14,411,699	13,810,516
Diluted	15,265,108	15,599,132	15,039,890

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

	Common Stock
	Number of Shares		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive		Comprehensive
	Outstanding	Amount	Capital	Stock	Earnings	Income	Total	Income

BALANCE, December 31, 2004	13,574,969	$1,416	$61,751	$(15,290)	$107,991	$480	$156,348	$5,303

Exercise of stock options and related income tax benefits	541,063	—	(2,421)	14,137	—	—	11,716
Proceeds from employee stock purchase plan	20,266	—	(63)	544	—	—	481
Research and development tax credit originating from stock options	—	—	887	—	—	—	887

Comprehensive income
Net income	—	—	—	—	20,274	—	20,274	$20,274
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment net of tax effect of $262	—	—	—	—	—	(508)	(508)	(508)

BALANCE, December 31, 2005	14,136,298	1,416	60,154	(609)	128,265	(28)	189,198	$19,766

Purchase of treasury stock	(165,323)	—	—	(6,986)	—	—	(6,986)
Exercise of stock options and related income tax benefits	604,240	57	13,528	1,282	—	—	14,867
Proceeds from employee stock purchase plan	45,206	2	320	930	—	—	1,252
Stock compensation	—	—	487	—	—	—	487

Comprehensive income
Net income	—	—	—	—	25,660	—	25,660	$25,660
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment net of tax effect of $(127)	—	—	—	—	—	409	409	409
BALANCE, December 31, 2006	14,620,421	$1,475	$74,489	$(5,383)	$153,925	$381	$224,887	$26,069

Purchase of treasury stock	(1,062,922)	—	—	(41,000)	—	—	(41,000)
Exercise of stock options and related income tax benefits	89,252	—	(566)	3,746	—	—	3,180
Proceeds from employee stock purchase plan	42,699	—	(459)	1,861	—	—	1,402
Stock compensation	—	—	1,052	—	—	—	1,052
Minority interest share transfer	—	—	289	—	—	—	289
Comprehensive income
Net income	—	—	—	—	23,079	—	23,079	$23,079
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment net of tax effect of $(472)	—	—	—	—	—	1,015	1,015	1,015

BALANCE, December 31, 2007	13,689,450	$1,475	$74,805	$(40,776)	$177,004	$1,396	$213,904	$24,094

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,079	$25,660	$20,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,796	11,231	9,698
Provision for doubtful accounts	331	(273)	(181)
Stock compensation expense	1,052	487	—
Minority interest	(70)	(565)	(417)
Write-off of in-process research and development	—	—	374
Gain on sale of asset(s)	(130)	(2,093)	—
Cash provided (used) by changes in operating assets and liabilities, net of assets purchased
Accounts receivable	523	(2,353)	(14,656)
Inventories	(3,033)	(785)	3,069
Prepaid expenses and other assets	(240)	(1,504)	(2,247)
Accounts payable	250	3,034	2,210
Accrued liabilities	5,144	(1,141)	3,263
Prepaid and deferred income taxes	2,810	(90)	1,647
Tax benefits from exercise of stock options in 2005	—	—	4,338
Net cash provided by operating activities	41,512	31,608	27,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,645)	(19,612)	(5,509)
Proceeds from sale of assets	504	6,062	—
Cash paid for acquired assets	(3,224)	—	(32,606)
Proceeds from finance loan repayments	73	2,881	2,649
Purchases of marketable securities	(38,863)	(43,724)	(60,413)
Proceeds from sale of marketable securities	54,858	19,847	62,250
Net cash used in investing activities	(10,297)	(34,546)	(33,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,090	8,497	7,176
Proceeds from employee stock purchase plan	1,402	1,252	481
Tax benefits from exercise of stock options in 2007 and 2006	551	6,512	—
Purchase of treasury stock	(41,000)	(6,986)	—
Net cash provided by (used in) financing activities	(36,957)	9,275	7,657

Effect of exchange rate changes on cash	462	(38)	(162)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,280)	6,299	1,238

CASH AND CASH EQUIVALENTS, beginning of year	13,153	6,854	5,616
CASH AND CASH EQUIVALENTS, end of year	$7,873	$13,153	$6,854
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$7,476	$4,001	$4,465

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

Inventories consist of the following at December 31:

	2007	2006
Raw material	$15,622	$9,996
Work in process	1,712	3,258
Finished goods	2,170	3,061
Total	$19,504	$16,315

d.              Property and Equipment

Property and equipment, stated at cost, consist of the following at December 31:

	2007	2006
Machinery and equipment	$45,503	$38,373
Land, building and building improvements	48,546	38,336
Molds	14,029	10,959
Computer equipment and software	8,927	7,257
Furniture and fixtures	1,982	2,143
Construction in progress	4,900	5,250

Total property and equipment, cost	123,887	102,318
Accumulated depreciation	(51,179)	(43,281)

Net property and equipment	$72,708	$59,037

The Company uses the straight-line method for depreciating property and equipment over their estimated useful lives.  Estimated useful lives are:

Buildings	15 - 30 years
Building improvements	15 years
Machinery and equipment	2 - 10 years
Furniture, fixtures and molds	2 - 5 years
Computer equipment and software	3 - 5 years

The Company follows the policy of capitalizing expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred.  The costs and related accumulated depreciation applicable to property and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of income at the time of disposal. Depreciation expense was $10.1 million, $9.4 million and $8.0 million in the years ended December 31, 2007, 2006 and 2005, respectively.  In 2006, the Company accelerated the depreciation of fixed assets related to its blood collection needle products purchased in 2002, recording an additional $0.4 million of depreciation.  This amount is included in the depreciation expense noted above.

e.               Intangible Assets

Intangible assets, amortized on a straight-lined basis, are carried as cost less accumulated amortization were as follows:

		December 31, 2007
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents and licenses	10	$7,044	$1,742	$5,302
MCDA contract *	10	8,571	2,286	6,285
Royalty agreements	6	1,399	1,184	215
Non compete agreement	5	818	736	82
Total		$17,832	$5,948	$11,884

		December 31, 2006
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents and licenses	10	$3,200	$1,279	$1,921
MCDA contract *	10	8,571	1,429	7,142
Royalty agreements	6	1,399	926	473
Non compete agreement	5	818	573	245
Total		$13,988	$4,207	$9,781

*MCDA contract:  Manufacturing, Commercialization and Development Agreement (Note 5)

In 2006, the Company wrote off the cost and accumulated amortization of patents and “other” intangibles related to the blood collection needle products purchased in 2002 for impairment in connection with the decision to discontinue production of this product.  The impairment loss was $0.2 million in 2006 and was charged to selling, general and administrative expenses.  The impairment loss was determined by comparing non-discounted future cash flows to the book value of these intangibles.

In 2007, the Company paid $2.8 million for certain patents related to the Company’s products.

Amortization expenses in 2007, 2006 and 2005 was $1.7 million, $1.8 million and $1.3 million, respectively, including $0.2 million in 2006 for impairment related to the blood collection needle products.  Estimated annual amortization for each of the next five years is approximately $1.8 million for 2008, $1.5 million for 2009, $1.5 million for 2010, $1.5 million for 2011 and $1.4 million for 2012.

f.      Impairment or Disposal of Long-Lived Assets

The Company accounts for any impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  This SFAS requires a periodic review of long-lived assets for indicators of impairment.

No impairment charges, other than discussed in Note 1 and Note 3, were recorded in the years ended December 31, 2007, 2006 and 2005.

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

i.      Marketable Securities

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended.  That statement requires that securities classified as available for sale be carried at their fair values and changes in the securities’ fair values be recorded, net of income tax effect, as a separate component of stockholders’ equity.  Debt securities that the Company would intend to hold to maturity would be carried at amortized cost reduced only for other-than-temporary impairment in values; the Company has no debt securities that it intends to hold to maturity.  As of December 31, 2007 and 2006, the Company has no temporary or other-than-temporary impairment on its securities.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and the Company has adopted the new requirements in its fiscal first quarter of 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial condition or results of operations.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the tax provision. The Company has not recorded any material interest or penalties during any of the years presented.

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

m.            Post-retirement and Post-employment Benefits

The Company does not provide retirement or post-employment benefits to employees.  The Company maintains a Section 401(k) retirement plan for employees.  Company contributions to the plan in 2007, 2006 and 2005 were approximately $0.8 million, $0.3 million and $0.3 million, respectively.

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

In December 2007 the FASB issued SFAS 141R, “Business Combinations”. SFAS 141R amends the requirements for accounting for business combinations.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.   Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until December 31, 2008.

Note 2:       Share Based Awards

At December 31, 2007, the Company has stock option plans for employees and directors, a subsidiary has a stock option plan and the Company has an employee stock purchase plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method.  Under this transition method, stock-based compensation cost was recognized in the consolidated financial statements for all share based payments after January 1, 2006.  These include stock options, and rights to purchase stock under the ESPP, because the related purchase discounts for the ESPP exceeded the amount allowed under SFAS 123R for non-

compensatory treatment.  Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share based payments prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.  Shares to be issued to satisfy future stock option exercises and stock purchase rights under the ESPP will be issued either from authorized but unissued shares or from treasury shares.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” In the Company’s case, all tax benefits received were tax benefits of tax deductions in excess of stock compensation cost recognized because no stock compensation cost was recognized under APB No. 25.  SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  This amount is shown as “tax benefits from exercise of stock options” on the consolidated statement of cash flows.  Other than this classification change, the effect of adopting SFAS 123R had no effect on the Company’s Consolidated Statement of Cash Flows.

The following information shows the effect on net income and net income per share for the year end December 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant dates of stock options, and ESPP, in accordance with SFAS 123R.

2005
Net income, as reported	$20,274
Deduct: stock-based compensation expense determined under fair value method, net of tax	(1,948)
Net income, pro forma	$18,326

Net income per share
Basic, as reported	$1.47
Diluted, as reported	$1.35

Basic, pro forma	$1.33
Diluted, pro forma	$1.22

Total stock-based compensation cost recognized in the years ended December 31, 2007 and 2006 was $1.1 million and $0.5 million, respectively, for stock options and the ESPP.  The tax benefit from the stock-compensation cost recognized in 2006 was $1.5 million, consisting of $0.1 million benefit from stock compensation expense and $1.4 million of indirect tax benefit that the Company received upon the exercise of stock options.  These tax benefits exclude direct tax benefits from exercise of stock options, which are separately reported in the consolidated statement of cash flows.  The indirect benefit upon exercise of stock options relates to research and development tax credits and other tax credits which were recorded as a reduction of income tax expense in 2007 and 2006 as permitted by interpretation of SFAS 123R; in prior years, such benefits were recorded as credits to additional paid-in-capital.  The effect of the adoption SFAS 123R on the Company’s basic and diluted earning per share was an increase of $.08 and $0.07 per share, respectively, for the year ended December 31, 2006.

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

The fair value of stock grants is calculated using the Black-Scholes option valuation model.  Grants for 2005 were valued using the following weighted-average assumptions:  risk-free interest rate of 4.3 percent, expected option life of 4.0 years, expected volatility of 52 percent and no dividends.  The weighted average exercise price for 2005 option grants was $33.04.  The Company granted 40,000 options in 2006, valued at $0.7 million.  These grants were valued using the following weighted-average assumptions:  risk-free interest rate of 4.9 percent, expected option life of 6.0 years, expected volatility of 36 percent and no dividends.  The expected term was based on expected future employee behavior.  The Company granted 302,500 options in 2007, valued at $5.3 million.  These grants were valued using the following weighted-average assumptions:  risk-free interest rate of 4.5 percent, expected option life of 7.6 years, expected volatility of 37 percent and no dividends.  The expected term was based on expected future employee behavior.  The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.  As of December 31, 2007, the Company has $5.3 million of unamortized stock compensation cost of which approximately $1.2 million will amortize annually in 2008 through 2010, $1.1 million will amortize in 2011 and $0.6 million will amortize in 2012.  As of December 31, 2007, the Company had one unvested performance based grant of 15,000 options and 67 unvested time-based grants totaling 322,500 options, which vest between 2012 and 2017.  Vested and expected to vest stock options equal the Company’s total outstanding options at December 31, 2007.

A summary of the Company’s stock option activity for the year ended December 31, 2007 is as follows:

		Exercise Price
	Shares	Range			Weighted Average

Outstanding at December 31, 2006	3,453,707	$5.08	—	$41.96	$20.41

Granted	302,500	35.00	—	39.45	35.42
Exercised	(89,252)	5.54	—	37.08	23.39
Forfeited	(2)	17.17	—	19.49	18.22

Outstanding at December 31, 2007	3,666,953	$5.08	—	$41.96	$21.58

Exercisable at December 31, 2007	3,329,453	$5.08	—	$39.56	$20.17

Available for grant at December 31, 2007:

2003 Plan	959,500
Director’s Plan	462,750
	1,422,250

The intrinsic value of stock options exercised in the year ended December 31, 2007, 2006 and 2005 was $1.5 million, $17.1 million and $12.4 million, respectively.  The intrinsic value of options outstanding and options exercisable at December 31, 2007 was $53.7 million and $53.2 million, respectively, based on the Company’s closing stock price of $36.01 on December 31, 2007.  The above intrinsic values are before applicable taxes.  The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2007, was 4.3 years and 3.8 years, respectively.

The number of options that are anti-dilutive because their exercise price exceeded the average market price of the Company’s common stock approximated 55,000, 17,000 and 791,000 in 2007, 2006 and 2005, respectively.

A summary of the Company’s weighted average fair value for stock option activity in 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2006	55,668	$13.89

Granted	302,500	17.42
Vested	(20,668)	6.70
Forfeited	—	—

Nonvested at December 31, 2007	337,500	$17.49

The weighted average grant date fair value of options granted in 2007, 2006 and 2005 was $17.42, $18.11 and $13.68, respectively.

A majority-owned subsidiary of the Company adopted a stock option plan under which 300,000 shares were initially reserved for issuance to employees and directors.  This plan was increased to 400,000 in 2006. The terms are similar to the Company’s 2003 Plan. The subsidiary granted 256,000 options with exercise prices equal to the fair market value at the date of grant and granted 144,000 options with exercise prices that are greater than the fair market value at the date of grant.  Total option grants of 400,000 represent approximately 16.0% of the outstanding shares of the subsidiary.  As of December 31, 2006, 396,750 stock options were outstanding under this plan, at an average exercise price of $2.00 and an average grant date fair value of $0.63.  As of December 31, 2007, 399,666 stock options are outstanding under this plan, 333,501 are exercisable, at an average exercise price of $2.00.  The weighted average remaining contractual life and weighted average grant date fair value of outstanding options at December 31, 2007 was 7.8 years and $0.60.  During the year ended December 31, 2007 there were 3,250 options granted at an exercise price of $2.00, and an average grant date fair value of $0.06 and there were 334 forfeited and no exercises.  The weighted average grant date fair value of options granted in 2006 and 2005 was $0.06 and $0.94, respectively.  The weighted average grant date fair value of options vested in 2007 was $0.50.  The weighted average grant date fair value of the 66,165 and 163,834 non-vested options at December 31, 2007 and 2006 was $0.06 and $0.33, respectively.  The total fair value of options at grant date which vested during each year ended December 31, 2007, 2006 and 2005 was $0.1 million, $0.1 million and $0.1 million, respectively.   Total stock-based compensation cost in 2007 and 2006 was less than $0.1 million in each year.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which U.S. employees may purchase up to $25,000 annually of Common Stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of Common Stock reserved for issuance under the ESPP, which is subject to an annual increase of the lesser of 300,000 shares or two percent of the shares outstanding or such a number as determined by the Board.  To date, there have been no increases.  The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Employees purchased 42,699, 45,206 and 20,266 shares of Common Stock under the ESPP Plan in the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007, there are 598,455 shares available for future issuance.

The fair value of rights to purchase shares under the ESPP shares is calculated using the Black-Scholes option valuation model.  Rights for the 2007, 2006 and 2005 purchase periods were valued using the following weighted average assumptions:  risk-free interest rate of 4.7 percent, 4.8 percent and 2.3 percent, respectively; expected option life of 0.5 years, expected volatility of 25 percent, 28 percent and 34 percent, respectively, which is based on the historical volatility of the Company’s stock, and no dividends.  As of December 31, 2007, the Company has less than $0.1 million of unamortized stock compensation expense from the ESPP which will be recognized in the first quarter of 2008.  The intrinsic value of ESPP shares at their date of purchase by employees in 2007, 2006 and 2005 was $0.2 million, $0.3 million and, $0.1 million, respectively.

Note 3:  Asset Dispositions

As a result of the relocation of manufacturing from the Company’s San Clemente location to its Salt Lake City location in 2006, one building in San Clemente was no longer needed.  On September 1, 2006, the Company sold the San Clemente manufacturing building for $6.1 million, net of fees and expenses.  The net book value of the land and building was $4.0 million, resulting in a gain on the sale of the land and building of $2.1 million.

In the fourth quarter of 2006, the Company decided to discontinue production on the blood collection needle products purchased in 2002.  Accordingly, depreciation and amortization were accelerated for the fixed assets, patents and other intangibles related to those products.  This resulted in a $0.4 million charge to cost of goods sold for depreciation and a $0.2 million charge to selling, general and administrative expenses for the intangible amortization.  The building and a royalty agreement remain as assets.  The Company has leased the building in Connecticut to October 2008.  This lease may be extended for an additional twelve months.  The Company does not anticipate a loss in the event of a sale of the Connecticut building.  In December 2007, the Company sold the inventory and machinery and equipment from the discontinued blood collection needle products line for $1.1 million, net of costs, $0.5 million payable at closing and $0.6 million payable in 2008.  The Company deferred recognition of $0.6 million revenue and will recognize this upon receipt of payment from the buyer.

Note 4:  Litigation Matters

In January 2007, the Company received $8.0 million in settlement of litigation against a law firm that formerly represented the Company in patent litigation matters.  This is included in Other Income in the Consolidated Statements of Income for the year ended December 31, 2007.

On June 28, 2007 the United States District Court for the Central District of California ordered ICU Medical, Inc. to pay Alaris Medical Systems, Inc. (now part of Cardinal Health, Inc.), $4.8 million of fees and costs, which was later increased to $5.0 million, plus post judgment interest. The Court’s decision was pursuant to a motion brought by Alaris for reimbursement of legal fees following dismissal of the Company’s claim of patent infringement against Alaris. The Company intends to appeal the Court’s judgment dismissing the Company’s claims in the patent case. Because the order is a judgment against the Company and the outcome of the appeal is uncertain, the Company recorded a charge of $5.0 million in Other Income in the Consolidated Statement of Income for the year ended December 31, 2007.  The Company has not paid the judgment, pending outcome of the appeal.

Note 5:  Asset Purchase

In 2005, the Company acquired a Salt Lake City, Utah manufacturing facility, related capital equipment, certain inventories and assumed liabilities from Hospira, Inc. (“Hospira”) for approximately $31.8 million in cash and $0.8 million in acquisition costs. The Company has a twenty-year MCDA with Hospira under which the Company produces for sale to Hospira on an exclusive basis substantially all the products that Hospira had manufactured at that facility. Hospira retains commercial responsibility for the products the Company is producing, including sales, marketing, pricing, distribution, customer contracts, customer service and billing.

The Company moved all molding and automated assembly from its San Clemente location to its Salt Lake City location and has moved substantially all manual assembly previously done in its Salt Lake City facility to the production facility in Mexico.

Hospira reimbursed the Company for severance costs and certain other termination costs for workers employed at the Salt Lake City plant at the date of purchase that are involuntarily terminated within two years of the May 1, 2005 date of purchase.  The Company expensed the costs of relocating personnel to Salt Lake City, and moving machinery to and installing it in Salt Lake City as these costs were incurred. The Company paid one-time termination benefits to certain employees. Total facility moving costs, relocation costs and termination benefit costs charged to expense in the year ended December 31, 2006 and 2005 were approximately $1.8 million and $1.0 million, respectively and are included in cost of good sold.  All amounts accrued have been paid and activity in 2007 was not significant.  The purchase price and costs were allocated as follows:  property and equipment $14.9 million, inventory $10.2 million, intangible assets — MCDA $8.6 million and liabilities assumed ($1.1) million.

Note 6:  MedScanSonics, Inc.

The Company has a 94% interest in MedScanSonics, Inc. (“MSS”), a company developing a new medical device for use in detecting coronary heart disease.  Its only asset is technology related to the device, which will require pre-market submission to the Food and Drug Administration.  The Company’s interest has increased from 57% in September 2004 to 94% in February 2007, with the interest of other shareholders shown as minority interest.  MSS’s only activity has been research and development and it has incurred a loss of $4.8 million since inception, all of which has been funded by the Company.

Note 7:  Marketable Securities

The Company’s marketable securities, all of which are considered “available for sale,” consist principally of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities that reset dividend or interest rates at auction, principally from between seven and forty-nine day intervals. They are carried at cost, which closely approximates both fair value and par value throughout the period they are held. They are readily saleable at par at auction dates, and can normally be sold at par between auction dates.  All securities are “investment grade” and there have been no gains or losses on their disposal.  Balances consist of the following at December 31:

	2007	2006
Corporate preferred securities	$19,250	$18,425
Federal tax-exempt debt securities	67,625	84,125
United States government securities	895	1,215
	$87,770	$103,765

The scheduled maturities of the debt securities are: $30.6 million between 2015-2025 and $37.0 million between 2026-2040.

Investment income, including, money market funds and finance loans, consisted of the following for each year:

	2007	2006	2005
Corporate dividends	$521	$621	$505
Tax-exempt interest	3,347	2,616	1,300
Other interest	491	474	392
	$4,359	$3,711	$2,197

Note 8:  Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2007	2006
Salaries and benefits	$3,478	$3,564
Professional fees	785	1,024
Legal judgment plus interest (Note 4)	5,149	—
Incentive compensation	1,891	1,844
Other	1,106	1,357
	$12,409	$7,789

Note 9:  Stockholder Rights Plan

In July 1997, the Board of Directors adopted a Stockholder Rights Plan.  This plan expired in 2007 and in July 2007, the Board of Directors adopted an Amended and Restated Rights Agreement.  The Company distributed a Preferred Share Purchase Right (a “Right”) for each share of the Company’s Common Stock outstanding.  The Rights generally will not be exercisable until a person or group has acquired 15% or more of the Company’s Common Stock in a transaction that is not approved in advance by the Board of Directors or ten days after the commencement of a tender offer which could result in a person or group owning 15% or more of the Common Stock.

On exercise, each Right entitles the holder to buy one share of Common Stock at an exercise price of $225.  In the event a third party or group were to acquire 15% or more of the Company’s outstanding Common Stock without the prior approval of the Board of Directors, each Right will entitle the holder, other than the acquirer, to buy Common Stock with a market value of twice the exercise price, for the Right’s then current exercise price.  In addition, if the Company were to be acquired in a merger, shareholders with unexercised Rights could purchase common stock of the acquirer with a value of twice the exercise price of the Rights.

The Company’s Board of Directors may redeem the Rights for a nominal amount at any time prior to the tenth business day following an event that causes the Rights to become exercisable.  The Rights will expire unless previously redeemed or exercised on August 8, 2017.

Note 10:  Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2007, 2006, 2005 is as follows:

	2007	2006	2005
Current:
Federal	$9,688	$7,410	$12,206
State	712	2,135	502
Foreign	353	(175)	—
	10,753	9,370	12,708
Deferred:
Federal	(856)	3,998	(1,629)
State	200	(2,798)	103
Foreign	240	(330)	(723)
	(416)	870	(2,249)
	$10,337	$10,240	$10,459

Current income taxes payable were reduced from the amounts in the above table by $0.5 million, $6.5 million, and $4.3 million in 2007, 2006, and 2005, respectively, equal to the direct tax benefit that the Company receives upon exercise of stock options by employees and directors. That benefit is allocated to stockholders’ equity. The Company has accrued for tax contingencies for potential tax assessments, and in 2007 has recognized a $0.6 million net increase of accruals of which $0.4 million relates to state tax reserves.

A reconciliation of the provision for income taxes at the statutory rate to the Company’s effective tax rate is as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$11,671	35.0%	$12,360	35.0%	$10,611	35.0%
State income tax, net of federal effect	448	1.3	(243)	(0.7)	933	3.1
Tax credits	(833)	(2.5)	(1,463)	(4.2)	(1,038)	(3.4)
Tax-exempt interest and dividends	(1,360)	(4.1)	(1,033)	(2.9)	(530)	(1.7)
Domestic production activities/other	(285)	(0.8)	521	1.5	—	—
Loss of domestic subsidiary not consolidated for tax purposes	102	0.3	602	1.7	483	1.5
Foreign income tax	594	1.8	(504)	(1.4)	—	—
	$10,337	31.0%	$10,240	29.0%	$10,459	34.5%

Tax credits in 2007, 2006, and 2005 consist principally of research and developmental tax credits. In 2007 and 2006, the indirect effect of nonstatutory stock options exercised on research and development tax credits and other tax credits were recorded as reductions of the effective tax provision as permitted by interpretations of FAS 123(R); benefits related to tax credits prior to 2005 were a reduction in additional paid-in-capital.

The components of the Company’s deferred income tax provision for the years ended December 31, 2007, 2006, and 2005, are as follows:

	2007	2006	2005
Allowance for doubtful accounts	$11	$148	$100
Inventory reserves	113	(282)	(344)
Accruals	(1,680)	(305)	(236)
State income taxes	(225)	1,577	(1,575)
Acquired future tax deductions	300	(86)	322
Depreciation and amortization	497	1,814	207
Net operating loss (“NOL”) carryforward	476	(330)	(723)
Tax credits	92	(1,666)	—
	$(416)	$870	$(2,249)

The components of the Company’s deferred income tax assets (liabilities) are as follows:

	2007	2006
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$88	$99
Inventory reserves	1,034	1,146
Accruals	2,942	1,277
Tax credits	300	300
Foreign	101	102
State income taxes	44	(48)
	$4,509	$2,876

Non-current deferred tax asset:
State income taxes	$(340)	$(225)
Tax credits state	1,958	2,050
Net operating loss carry forwards	1,732	2,106
Valuation allowance	(1,156)	(1,053)
Foreign	238	—
	$2,432	$2,878

Non-current deferred tax liability:
Depreciation	$(5,575)	$(4,899)
Acquired future tax deductions	2,248	2,549
State income taxes	(405)	(651)
SFAS 123 (R)	—	29
Foreign currency translation adjustments	(593)	(112)
	$(4,325)	$(3,084)

Acquired future tax deductions are the tax benefits included in the Company’s consolidated income tax returns originating in Bio-Plexus, Inc., an entity purchased in 2002, prior to its acquisition by the Company. They consist of: (a) the net tax benefit of items expensed for financial statement purposes but capitalized and amortized for tax purposes of $1.9 million at acquisition date, less $1.2 million realized since acquisition; most of the balance of $0.7 million will be realized in approximately equal amounts over the next six years, and (b) by the tax benefited portion of Bio-Plexus’s NOL carryforward of $1.8 million, less $0.9 million realized since acquisition, which will be realized in approximately equal amounts over the next 15 years. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carryforwards, and the amount of Bio-Plexus federal NOL carryforwards recorded is the net federal benefit available. Bio-Plexus also has approximately $18.0 million of Connecticut state NOL carryforwards expiring through 2022. Realization of any significant portion of these NOLs is unlikely, and the Company has not ascribed any value to them.

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

MedScanSonics, Inc., a domestic subsidiary not consolidated for tax return purposes until February 2007 has a NOL of $3.3 million expiring through 2027. The realization of the benefit of this NOL is uncertain and has been offset by a valuation allowance.

A foreign subsidiary has a NOL carryforward of approximately $1.7 million with an indefinite expiration period. The Company fully expects to utilize this NOL.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  The total gross amount of unrecognized tax benefits as of the date of adoption was $2.5 million and as of December 31, 2007 was $3.6 million that, if recognized, would affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

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

The following table summarizes our cumulative gross unrecognized tax benefits under FIN 48:

Balance at January 1, 2007	$2,532
Increases to prior year tax positions	1,375
Increases to current year tax positions	150
(Decrease) related to settlements	(502)
Balance at December 31, 2007	$3,555

Note 11:  Products, Major Customers and Concentrations of Credit Risks

All of the Company’s products are disposable medical devices.  The Company’s principal product is its CLAVE needleless I.V. connection system which accounted for $72.3 million, $68.4 million and $62.5 million of revenues in 2007, 2006 and 2005, respectively.  Custom I.V. systems, many of which incorporate the CLAVE connector, accounted for $45.3 million, $39.4 million and $31.8 million of revenues in 2007, 2006 and 2005, respectively.  Total critical care products, including custom critical care products but excluding products that we no longer manufacture under the MCDA, accounted for $56.0 million, $66.6 million and $41.0 million of revenues in 2007, 2006 and 2005, respectively.

The Company sells products, which are sold on credit terms on an unsecured basis, principally throughout the United States to medical product manufacturers, independent medical supply distributors, and in selected cases to hospitals and homecare providers. The manufacturers and distributors, in turn, sell the Company’s products to healthcare providers. For the years ended December 31, 2007, 2006 and 2005, the Company had worldwide sales to one manufacturer, Hospira, of 73%, 77% and 74%, respectively, of consolidated revenue.  As of December 31, 2007 and 2006, the Company had accounts receivable from Hospira of 53% and 61%, respectively, of consolidated accounts receivable.

Export sales and sales outside the United States and Canada accounted for 13%, 10% and 8% of total revenue in 2007, 2006 and 2005, respectively.

As of December 31, 2007, approximately $41.3 million of the Company’s long-lived assets, principally property and equipment, were located outside the United States: approximately $35.0 million in Mexico and approximately $6.3 million in Italy.  As of December 31, 2006, approximately $28.9 million of the Company’s long-lived assets, principally property and equipment, were located outside the United States: approximately $23.4 million in Mexico and approximately $5.5 million in Italy.

Note 12:  Commitments and Contingencies

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

Note 13:  Quarterly Financial Data - Unaudited

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2007
Total revenue	$48,833	$48,890	$44,868	$45,547
Gross profit	19,216	20,638	19,366	19,023
Net income	9,815	2,544	4,707	6,013
Net income per share:
Basic	$0.67	$0.18	$0.33	$0.44
Diluted	$0.63	$0.16	$0.31	$0.41

2006
Total revenue	$48,781	$51,425	$48,600	$52,807
Gross profit	21,350	23,074	18,850	17,410
Net income	6,366	6,292	6,142	6,860
Net income per share:
Basic	$0.45	$0.44	$0.42	$0.47
Diluted	$0.41	$0.40	$0.39	$0.44

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

Management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2007 based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 9B.  Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ICU Medical, Inc.

We have audited ICU Medical, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  ICU Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ICU Medical, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICU Medical, Inc. and subsidiaries as of December 31, 2007 and 2006, and related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 21, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Irvine, California

February 21, 2008

PART III

Item 10.  Directors and Executive Officers of Registrant and Corporate Governance.

The information about Registrant’s directors and disclosure of Form 3, 4 or 5 delinquent filers called for by Item 10, Part III of Form 10-K is set forth in Registrant’s definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant’s fiscal year ended December 31, 2007 and such information is incorporated herein by reference.  Pursuant to Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information about Registrant’s executive officers called for by Item 10, Part III of Form 10-K is set forth in Part I of this Report in a separate item captioned “Executive Officers of Registrant.”

Items 11 though 14.

The information called for by Part III of Form 10-K (Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 - Certain Relationships and Related Transactions and Item 14 — Principal Accountant Fees and Services) is set forth in Registrant’s definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant’s fiscal year ended December 31, 2007, and such information is incorporated herein by this reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.  Financial Statements

2.  Financial Statement Schedules

The Financial Statement Schedules required to be filed as a part of this Report are:

Schedule II — Valuation and Qualifying Accounts	61

Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

3.  Exhibits

Exhibits required to be filed as part of this report are:

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc. (13)

2.2	Letter Agreement dated May 1, 2005 between Registrant and Hospira, Inc. (13)

2.3	Real Estate Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc. (13)

2.4	Transition Services Agreement dated May 1, 2005 between Registrant and Hospira, Inc. (14)

2.5	List of schedules and exhibits to Asset Purchase Agreement, Letter Agreement, Real Estate Purchase Agreement and Transition Services Agreement. (13)

2.6	Letter Agreement dated July 13, 2005 between Registrant and Hospira, Inc. re: Asset Purchase Agreement dated February 25, 2005 (14)

3.1	Registrant’s Certificate of Incorporation, as amended. (1)

3.2	Registrant’s Bylaws, as amended. (1)

10.1	Form of Indemnity Agreement with Executive Officers.(1)

10.2	Registrant’s Amended and Restated 1993 Incentive Stock Plan.(2)

10.3	Manufacture and Supply Agreement dated September 13, 1993 between Registrant and B.Braun, Inc. relating to the Protected Needle product.(3)

10.4	Supply and Distribution Agreement dated April 3, 1995 between Registrant and Abbott Laboratories, Inc. relating to the CLAVE product.(4)

10.5	Amended and Restated Rights Agreement dated October 18, 2007 between Registrant and American Stock Transfer & Trust Company as Rights Agent.(17)

10.6	SafeLine Agreement effective October 1, 1999 by and between Registrant and B.Braun Medical, Inc.(5)

10.7	Amendment to April 3, 1995 Supply and Distribution Agreement, dated January 1, 1999, between Registrant and Abbott Laboratories.(6)

10.8	Co-Promotion and Distribution Agreement, dated February 27, 2001 between Registrant and Abbott Laboratories.(8)

10.9	Registrant’s 2001 Directors’ Stock Option Plan.(10)

10.10	Registrant’s 2002 Employee Stock Purchase Plan.(10)

10.11	Registrant’s 2003 Stock Option Plan.(11)

10.12	Amendment to April 3, 1995 Supply and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories.(12)

10.13	Amendment to February 27, 2001 Co-Promotion and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories.(12)

10.14	Manufacturing, Commercialization and Development Agreement between Registrant and Hospira, Inc. effective May 1, 2005 (15)

10.15	Employment Agreement between Registrant and George A. Lopez, M.D. effective January 1, 2006 (15)

10.16	Form of Employment Agreements between Registrant and its Executive Officers effective January 1, 2007 (16)

10.17	Form of ICU Medical, Inc. 2005 Long Tem Retention Plan (13)

10.18	Letter Agreement dated July 8, 2005 between Registrant and Hospira, Inc. re: Manufacturing, Commercialization and Development Agreement effective May 1, 2005 (14)

10.19	Settlement and Release Agreement dated as of January 2, 2007 between ICU Medical, Inc. and Fulwider Patton Lee & Utecht, LLP. (16)

21	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 100.INS	XBRL Instance Document

Exhibit 100.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 100.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Registration Statement Form S-1 (Registration No. 33-45734) filed on February 14, 1992, and incorporated herein by reference.

(2)	Filed as an Exhibit to Registrant’s definitive Proxy Statement filed pursuant to Regulation 14A on March 4, 1999 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1995, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated June 18, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 23, 1999, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Registration Statement on Form 8-A/A dated February 9, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 7, 2001 and incorporated herein by reference.

(9)	Filed as an Exhibit to Registrant’s Registration Statement on Form 8A/A dated May 14, 2002, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s definitive Proxy Statement filed pursuant to Regulation 14A on April 2, 2002 and incorporated herein by reference

(11)	Filed as an exhibit to Registrant’s definitive Proxy Statement filed pursuant to Regulation 14A on April 25, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated January 15, 2004, and incorporated herein by reference.

(13)	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005, and incorporated herein by reference

(14)	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005, and incorporated herein by reference

(15)	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006, and incorporated herein by reference

(16)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference

(17)	Filed as an exhibit to Registrant’s Registration Statement on Form 8-A/A dated October 18,, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ George A. Lopez, M.D.
George A. Lopez, M.D.
Chairman of the Board

Dated:	February 22, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Lopez, M.D.	Chairman of the Board, President,	February 22, 2008
George A. Lopez, M.D.	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Francis J. O’Brien	Chief Financial Officer	February 22, 2008
Francis J. O’Brien	(Principal Financial Officer)

/s/ Scott E. Lamb	Controller	February 22, 2008
Scott E. Lamb	(Principal Accounting Officer)

/s/ Jack W. Brown	Director	February 22, 2008
Jack W. Brown

/s/ John J. Connors	Director	February 22, 2008
John J. Connors

/s/ Michael T. Kovalchik, III, M.D.	Director	February 22, 2008
Michael T. Kovalchik, III, M.D.

/s/ Joseph R. Saucedo	Director	February 22, 2008
Joseph R. Saucedo

/s/ Richard H. Sherman, M.D.	Director	February 22, 2008
Richard H. Sherman, M.D.

/s/ Robert S. Swinney, M.D.	Director	February 22, 2008
Robert S. Swinney, M.D.

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period

For the year ended December 31, 2005:

Allowance for doubtful accounts	$912	$(181)	$—	$(138)	$593

For the year ended December 31, 2006:

Allowance for doubtful accounts	$593	$(273)	$—	$(10)	$310

For the year ended December 31, 2007:

Allowance for doubtful accounts	$310	$345	$—	$—	$655