Form 10-Q
period 2008-03-31
ICU MEDICAL INC/DE
filed 2008-05-05
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether or not the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 15, 2008
Common	13,856,278

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	3/31/08	12/31/07 (1)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,595	$7,873
Marketable securities	61,540	87,770
Cash, cash equivalents and marketable securities	99,135	95,643
Accounts receivable, net of allowance for doubtful accounts of $583 and $655 as of March 31, 2008 and December 31, 2007, respectively	26,354	26,115
Inventories	21,275	19,504
Prepaid income taxes	1,923	2,740
Prepaid expenses and other current assets	3,861	4,746
Deferred income taxes - current portion	4,181	4,509
Total current assets	156,729	153,257

PROPERTY AND EQUIPMENT, net	73,677	72,708
INTANGIBLE ASSETS, net	11,600	11,884
DEFERRED INCOME TAXES- non-current	2,689	2,432
INCOME TAXES RECEIVABLE- non-current	1,848	1,848
OTHER ASSETS	465	465
	$247,008	$242,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,741	$8,439
Accrued liabilities	12,515	13,036
Total current liabilities	20,256	21,475

DEFERRED INCOME TAXES - non-current portion	4,325	4,325
INCOME TAXES PAYABLE - non-current portion	2,890	2,890
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value- Authorized - 500,000 shares, issued and outstanding - none	—	—
Common stock, $0.10 par value- Authorized — 80,000,000 shares, issued 14,746,951 shares at March 31, 2008 and December 31, 2007	1,475	1,475
Additional paid-in capital	70,846	74,805
Treasury stock, at cost - 890,673 and 1,057,501 shares at March 31, 2008 and December 31, 2007, respectively	(34,183)	(40,776)
Unrealized holding loss	(635)	—
Retained earnings	179,902	177,004
Accumulated other comprehensive income	2,132	1,396
Total stockholders’ equity	219,537	213,904
	$247,008	$242,594

(1) December 31, 2007 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Amounts in thousands, except share and per share data)

(unaudited)

	Quarter ended March 31,
	2008	2007

REVENUES:
Net sales	$43,671	$47,663
Other	983	1,170
TOTAL REVENUE	44,654	48,833

COST OF GOODS SOLD	26,883	29,617

Gross profit	17,771	19,216

OPERATING EXPENSES:
Selling, general and administrative	13,108	11,999
Research and development	2,019	1,851
Total operating expenses, net	15,127	13,850

Income from operations	2,644	5,366

OTHER INCOME	1,556	9,399

Income before income taxes and minority interest	4,200	14,765

PROVISION FOR INCOME TAXES	(1,302)	(5,020)
MINORITY INTEREST	—	70

NET INCOME	$2,898	$9,815

NET INCOME PER SHARE
Basic	$0.21	$0.67
Diluted	$0.20	$0.63

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,751,622	14,581,699
Diluted	14,375,751	15,614,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Quarter ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,898	$9,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,410	2,566
Provision for doubtful accounts	(38)	57
Minority interest	—	(70)
Stock compensation	416	181
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	172	(306)
Inventories	(1,646)	151
Prepaid expenses and other assets	566	(560)
Accounts payable	(699)	(550)
Accrued liabilities	(568)	327
Prepaid and deferred income taxes	152	4,769
Net cash provided by operating activities	4,663	16,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,592)	(7,064)
Proceeds from finance loan repayments	24	23
Purchases of marketable securities	(9,027)	(17,790)
Proceeds from sale of marketable securities	34,622	11,729
Net cash provided (used) by investing activities	22,027	(13,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,071	602
Proceeds from employee stock purchase plan	744	742
Tax benefits from exercise of stock options	954	140
Purchase of treasury stock	—	(8,613)
Net cash provided (used) by financing activities	2,769	(7,129)

Effect of exchange rate changes on cash	263	4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,722	(3,847)

CASH AND CASH EQUIVALENTS, beginning of period	7,873	13,153
CASH AND CASH EQUIVALENTS, end of period	$37,595	$9,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(unaudited)

	Quarter ended March 31,
	2008	2007

Net income	$2,898	$9,815

Other comprehensive income, net of tax:
Foreign currency translation adjustment	736	50

Comprehensive income	$3,634	$9,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Amounts in tables in thousands except share and per share data)

(unaudited)

Note 1:   Basis of Presentation:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report to Stockholders.

ICU Medical, Inc. (the “Company”), a Delaware corporation, operates principally in one business segment engaged in the development, manufacturing and marketing of disposable medical devices. The Company’s devices are sold principally to distributors and medical product manufacturers throughout the United States and internationally. All subsidiaries are wholly or majority owned and included in the consolidated financial statements. All intercompany balances and transactions have been eliminated.

Note 2:   New Accounting Pronouncements:  In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141R, “Business Combinations”. SFAS 141R amends the requirements for accounting for business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until December 31, 2008.

Note 3:   Fair Value Measurement:  The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as of January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

	Fair value measurements at March 31, 2008 using
	Total carrying value at March 31, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$61,540	$—	$—	$61,540

The Company’s marketable securities, all of which are considered “available for sale,” consist principally of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities that reset dividend or interest rates at auction, principally from between seven and forty-nine day intervals.  The Company has included all of its marketable securities or $61.5 million as Level 3 assets due to the unobservable inputs caused by the lack of liquidity in the recent auctions. The valuation of these securities was based on recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. They are carried at fair value that resulted in a temporary impairment of $0.6 million as of March 31, 2008 which is reflected in Unrealized Holding Loss in the Stockholders’ Equity section of the Condensed Consolidated Balance Sheet.

The following tables summarizes the change in the fair values for Level 3 items for the quarter ended March 31, 2008:

Level 3
Changes in fair value during the period ended March 31, 2008:

Beginning balance	$—
Transfer into Level 3	62,175
Unrealized holding loss, included in stockholders’ equity	(635)
Ending balance	$61,540

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company’s management did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159. In addition, the Company’s management did not elect to report at fair value any new financial assets or liabilities entered into for the quarter ended March 31, 2008.

Note 4:   Inventories consisted of the following:

	3/31/08	12/31/07
Raw material	$15,653	$15,622
Work in process	2,393	1,712
Finished goods	3,229	2,170
Total	$21,275	$19,504

Note 5:   Property and equipment consisted of the following:

	3/31/08	12/31/07
Machinery and equipment	$47,450	$45,503
Land, building and building improvements	49,755	48,546
Molds	14,943	14,029
Computer equipment and software	9,301	8,927
Furniture and fixtures	1,999	1,982
Construction in progress	4,017	4,900

Total property and equipment, cost	127,465	123,887
Accumulated depreciation	(53,788)	(51,179)

Net property and equipment	$73,677	$72,708

Note 6:   Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 624,129 and 1,033,012 for the quarters ended March 31, 2008 and 2007, respectively. Options that are antidilutive because their exercise price exceeded the average market price of its common stock for the period approximated 1,397,000 and 40,000 for the quarters ended March 31, 2008 and 2007, respectively.

Note 7:   Income Taxes:  Income taxes were accrued at an effective tax rate of 31.0% in the first quarter of 2008 compared to 34.0% in the first quarter of 2007. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes, state tax credits, tax exempt incomes and deductions for Domestic Production Activities.

Note 8:   Major Customers and Geographic Information:  The Company had revenues equal to ten percent or more of total revenues from one customer, Hospira, Inc. Such revenues were 66% and 74% of total revenue for the quarters ended March 31, 2008 and 2007, respectively.

Note 9:   Legal Settlement:  In January 2007, the Company received $8.0 million in settlement of litigation against a law firm that formerly represented the Company in patent litigation matters. This is included in Other Income in the Condensed Consolidated Statements of Income for the quarter ended March 31, 2007.

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

In the normal course of business, the Company has agreed to indemnify officers and directors of the Company, to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of the Company’s products. There is no maximum limit on the indemnification that may be required under these agreements. The Company has never incurred, nor does it expect to incur, any liability for indemnification. Except for indemnification agreements, the Company does not have any “off balance sheet arrangements”.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2007 Annual Report to Shareholders. In preparing our financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends the requirements for accounting for business combinations. SFAS 141R will be effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting principles until December 31, 2008.

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

Our largest customer is Hospira. Our relationship with Hospira has been and will continue to be of singular importance to our growth. In the first quarter of 2008 and years ended 2007, 2006 and 2005, our revenues from worldwide sales to Hospira were 66%, 73%, 77% and 74%, respectively, of total revenues. We expect this percentage of revenue range will be maintained in the future as a result of sales of CLAVE products, custom products, new products and critical care products to Hospira. Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market. We expect that Hospira will be important to our growth for CLAVE, custom products, and our other products worldwide.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines. Under one of our Hospira Agreements, we manufacture custom I.V. systems for sale by Hospira and jointly promote the products. In 2004, we made our initial investment in a company developing a new medical device. Sales depend on the success of efforts to develop and market the device, and there can be no certainty that those efforts will succeed. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the Manufacturing Commercialization and Development Agreement contract (“MCDA”) to produce their invasive monitoring, angiography products and certain other products they had manufactured at that facility. We also contract with group purchasing organizations and independent dealer networks for inclusion of our CLAVE and custom products in the product offerings of those entities. We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors. Custom products, which include custom I.V., custom oncology and custom critical care products, accounted for approximately $14.9 million or 33% of total revenue in the first quarter of 2008. We expect continued increases in sales of custom products. We have recently introduced a number of new products:  the TEGO for use in dialyses, the Orbit 90 diabetes set, and a line of oncology products including the SPIROS male luer connector device, the Genie vial access device and custom I.V sets and ancillary products specifically designed for oncology therapy. There is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

Custom products and new products will be of increasing importance to us in future years. We expect continued growth in our CLAVE products in the U.S., but at a modest growth rate. We also potentially face substantial increases in competition in our CLAVE business. Growth for all of our products outside the U.S. could be substantial, although to date it has been relatively modest. Therefore, we are directing increasing product development, acquisition, sales and marketing efforts to custom products and other products that lend themselves to customization and new products in the U.S. and international markets.

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

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Quarter ended March 31,		Fiscal Year Ended
Product Line	2008	2007	2007	2006	2005
CLAVE	41%	35%	38%	34%	40%
Custom products	33%	31%	31%	28%	27%
Critical care	17%	25%	23%	25%	20%
Other products	7%	7%	7%	12%	11%
License, royalty and revenue share	2%	2%	1%	1%	2%
Total	100%	100%	100%	100%	100%

We sell our I.V. administration products to independent distributors and through agreements with Hospira and certain other medical product manufacturers. Most independent distributors handle the full line of our I.V. administration products. We sell our invasive monitoring, angiography and I.V. administration products through three agreements with Hospira (the “Hospira Agreements”). Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors and the CLC2000. Under a 2001 agreement, we sell custom I.V. systems to Hospira. Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2014. Under the 2005 MCDA, we sell Hospira invasive monitoring, angiography and other products which they formerly manufactured at the Salt Lake City facility. The terms of the MCDA extend to 2025. We also sell certain other products to a number of other medical product manufacturers.

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

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines. In 2006, we centralized our proprietary molding in Salt Lake City and expanded our production facility in Mexico which took over the majority of our manual assembly previously done in Salt Lake City. In 2007, we began a significant initiative to improve production processes, called the “ICU Production System” or “IPS”, which we believe will enable us to further improve our manufacturing efficiency. We started IPS in our Mexico facility in 2007 and started it in our Salt Lake City facility in 2008. We plan to begin building a manufacturing facility in China in 2008 to manufacture components for products that will be sold in domestic and international markets. We expect this facility will be operational in early 2009. We may establish additional production facilities outside the U.S. There is no assurance as to the benefits of IPS or our success in establishing manufacturing facilities in China and elsewhere outside the U.S.

We distribute products through three distribution channels. Product revenues for each distribution channel were as follows:

	Quarter ended March 31,		Fiscal Year Ended
Channel	2008	2007	2007	2006	2005
Medical product manufacturers	68%	74%	71%	76%	76%
Independent domestic distributors	18%	14%	16%	14%	16%
International customers	14%	12%	13%	10%	8%
Total	100%	100%	100%	100%	100%

Sales to international customers do not include bulk CLAVE products sold to Hospira in the U.S., but used in I.V. products manufactured by Hospira and exported. Those sales are included in sales to medical product manufacturers. Other sales to Hospira for destinations outside the U.S. are included in sales to international customers.

Quarter-to-quarter comparisons: We present summarized income statement data in Item 1. Financial Statements. The following table shows, for the year 2007 and the first quarters of 2008 and 2007, the percentages of each income statement caption in relation to total revenues.

	Year	Quarter ended March 31,
	2007	2008	2007
Revenue
Net sales	99%	98%	98%
Other	1%	2%	2%
Total revenues	100%	100%	100%

Gross profit	42%	40%	39%

Selling, general and administrative expenses	24%	29%	24%
Research and development expenses	5%	5%	4%
Total operating expenses	29%	34%	28%

Income from operations	13%	6%	11%
Other income	5%	3%	19%
Income before income taxes and minority interest	18%	9%	30%
Income taxes	6%	3%	10%
Minority interest	0%	0%	0%
Net income	12%	6%	20%

Quarterly results:  The healthcare business in the United States is subject to seasonal fluctuations, and activity tends to diminish somewhat in the summer months of June, July and August, when illness is less frequent than in winter months and patients tend to postpone elective procedures. This may cause seasonal fluctuations in our business. In addition, we can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and their inventory levels, and less by seasonality. Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

Revenues were $44.7 million in the first quarter of 2008 compared to $48.8 million in the first quarter of 2007.

Distribution channels:  Net U.S. sales to Hospira in the first quarter of 2008 were $28.8 million, compared to net sales of $34.4 million in the first quarter of 2007. This $5.6 million decrease was primarily comprised of $4.9 million of decreases in critical care product due to lower prices charged under the MCDA and lower unit sales of certain critical care products. Custom product sales, which includes custom I.V. systems, custom critical care and custom oncology sales, to Hospira approximated $7.3 million in the first quarter of 2008 compared to $7.9 million in the first quarter of 2007. The decrease in custom sales was primarily from $0.8 million in lower custom critical care sales. We expect a decrease in our sales to Hospira in 2008 compared to 2007 because the decline in critical care and custom critical care products will be only partially offset by the growth in custom I.V. systems, CLAVE and new oncology products.

Net sales to independent domestic distributors (including Canada) in the first quarter of 2008 and 2007 were $7.7 and $6.9 million, respectively, an increase of $0.8 million or 12%. This increase was primarily from increased sales in CLAVE of $0.4 million and custom products of $0.6 million from increased unit volume. We expect that sales to domestic distributors will increase principally from growth in CLAVE and custom products, with modest sales growth in other products, including new products, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $6.2 million in the first quarter of 2008, compared to $5.7 million in the first quarter of 2007, an increase of $0.5 million. This increase resulted primarily from $0.7 million of increased CLAVE sales, from increased unit volume. We expect increases in sales in 2008 compared to 2007 to international customers across most areas and principal product lines, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE products were $18.3 million in the first quarter of 2008 compared to $17.1 million in the first quarter of 2007, an increase of $1.2 million or seven percent. This increase was primarily due to a 27% or $0.7 million increase in international sales and a 28% increase or $0.4 million increase in domestic distributer sales.

Net sales of custom products, which includes custom I.V. systems, custom critical care and custom oncology sales, were $14.9 million in the first quarter of 2008 compared to $15.3 million in the first quarter of 2007. New sales of custom oncology products of $0.9 million were offset by decreased sales in custom I.V. systems of $0.5 million and custom critical care products of $0.8 million. The decrease in custom I.V. system revenue was primarily due to lower unit sales. The decrease in custom critical care products was primarily due to lower unit sales and lower prices under the MCDA.

Critical care product sales were $7.4 million in the first quarter of 2008 compared to $12.4 million in the first quarter of 2007. This decrease was due to lower unit volume and lower prices under the MCDA. We expect further price decreases in 2009.

Our new oncology product sales, including custom oncology, were $1.3 million in the first quarter of 2008.

Other revenue consists of license, royalty and revenue share income and was approximately $1.0 million in the first quarters of 2008 and $1.2 million in the first quarter of 2007. We may receive other license fees or royalties in the future for the use of our technology. There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margin for the first quarter of 2008 and 2007 was 40% and 39%, respectively. The margin improvement on a year-over-year basis is attributable to improved efficiencies and productivity gains in our Salt Lake City and Mexico manufacturing facilities. These productivity gains were offset primarily by reduced plant operations in the last 10 days of December 2007 and early January 2008 in order to perform planned preventative maintenance, and this affected our gross margins by three and a half percentage points. Excluding this preventative maintenance, we would have achieved gross margins of 43% compared to 39% for the comparable period last year.

We estimate our gross margin in 2008 will approximate 45%. However, there is no assurance these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) were $13.1 million, and were 29% of revenues in the first quarter of 2008, compared with $12.0 million and 25% in the first quarter of 2007. Increased compensation and benefit expenses of $0.8 million and moderate increases in sales and marketing promotional costs, travel and consulting costs of $0.7 million were offset by lower legal costs of $0.8 million. The higher compensation and benefits costs were primarily in incentive compensation and higher salary costs. The lower legal fees are primarily due to two legal actions being concluded in the first half of 2007. We expect SG&A in 2008 to approximate 26% of revenue. Increases in costs for sales personnel is expected to be more than offset by a significant decrease in expenses associated with patent and other litigation. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $2.0 million or five percent of revenue in the first quarter of 2008 compared to $1.9 million or four percent of revenue in the first quarter of 2007. We expect R&D in 2008 to be four to five percent of revenue, although there is no assurance that these expectations will be realized.

Other income was $1.6 million of in the first quarter of 2008 and $9.4 million of income in the first quarter of 2007. Interest income was $1.1 million in the first quarters of 2008 and 2007, respectively. Other income in the first quarter of 2007 includes a $8.0 million payment to us for a settlement of litigation against a law firm that formerly represented us in patent litigation.

Income taxes were accrued at an effective tax rate of 31.0% in the first quarter of 2008 compared to 34% in the first quarter of 2007. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of, state income taxes, state credits, tax exempt incomes and deductions for Domestic Production Activities. We expect our effective rate to be approximately 31.0% in 2008.

Liquidity and Capital Resources

During the first quarter of 2008, our cash, cash equivalents and marketable securities increased by $3.5 million.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results. However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories, payment of trade and other liabilities and the timing of tax payments.

During the first quarter of 2008 cash provided by operations was $4.7 million. Cash flow from operations for the first quarter of 2008 was mainly comprised of $2.9 million of net income, depreciation and amortization of $3.4 million and net decreases in our operating assets and liabilities of $2.0 million.

Investing Activities:  During the first quarter of 2008, cash provided by investing activities was $22.0 million. This was principally comprised of $25.6 million in net investment proceeds, offset by purchases of property and equipment of $3.6 million which were primarily for equipment and mold additions.

We estimate that capital expenditures for all of 2008 will be approximately $20.0 million, which includes costs to build a manufacturing facility in China. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:   Cash provided by financing activities in the first quarter of 2008 was $2.8 million from the sale of 166,828 shares of our stock for stock options, including tax benefits, and the employee stock purchase plan.

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

Most of our marketable securities are invested in “auction rate securities.”  Our auction rate securities are tax exempt debt securities and corporate preferred securities. Auctions of these securities are conducted generally at seven to forty-nine day intervals, depending on the terms of the security, and the securities are bought or sold depending on the interest or dividend rates bid for the securities. Up until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction; the immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate. If an auction fails, the ability of the holder of the security to liquidate the security would depend on the success of a subsequent auction, whether the issuer raises other financing to redeem the securities, or whether the holder is able to sell the securities to another party; there is no assurance that any of these events will occur. All of our securities are investment grade, and we do not expect any credit losses, but we may not be able to sell our securities to meet working capital needs. We have succeeded in selling some of these securities at par and are attempting to sell more at par, but there is no assurance as to when we will be able to sell additional securities and whether we will be able to sell them without incurring losses.

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

Contractual Obligations

We have contractual obligations of approximately the amounts set forth in the table below. These amounts exclude purchase orders for goods and services for current delivery. The majority of our purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for goods and services for current delivery, these amounts are excluded from the table below. The commitments under the MCDA are those to fund certain research and development to improve critical care products and develop new products for sale to Hopsira and to provide sales specialists focused on critical care. We believe that our existing cash and marketable securities along with funds expected to be generated from future operations will provide us with sufficient funds to meet commitments under all of our contractual obligations. There are no obligations past 2009. (In thousands)

	2008	2009
MCDA	$8,000	$5,500
Property and equipment	2,934	—
Total	$10,934	$5,500

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

•      new or extended contracts with manufacturers and buying organizations, dependence on a small number of customers, effect of the acquisition of Hospira’s Salt Lake City manufacturing facility and the manufacture of products for Hospira under the MCDA, cost savings and use of our systems and procedures under the MCDA, and the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; future purchases of treasury stock; working capital requirements; liquidity and realizable value of our marketable securities, outcome of future auctions of auction rate securities, future investment alternatives, foreign currency denominated financial instruments; capital expenditures; acquisitions of other businesses or product lines; indemnification liabilities; contractual liabilities.

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

Second, one should read the forward looking statements in conjunction with the Risk Factors in Item 1A of our 2007 Annual Report to the Securities and Exchange Commission (SEC). Also, our actual future operating results are subject to other important factors that we cannot predict or control, including among others the following:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities of $61.5 million as of March 31, 2008. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. Dividend and interest rates reset at auction for most of the securities at seven to forty-nine day intervals so we have very little market risk, that is, risk that the fair value of the security will change because of changes in market interest rates. As of March 31, 2008, we had declines o f $0.6 million in the market values of these securities.

Up until early February 2008, the market for our securities was highly liquid. Liquidity has been substantially impaired since then. See Part I, Item 1A. Risk Factors in our 2007 Annual Report to the SEC We could be adversely affected by turbulence in the credit markets and Part I, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financing Activities. We intend to continue our objectives of avoiding credit and market risk in the future.

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

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for Italy, where our net Euro asset position at March 31, 2008 was approximately €5.1 million. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin, a petroleum-based raw material. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes has not been material. We are not dependent upon any single source for any of our principal raw materials and all such materials and products are readily available.

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

Item 1A. Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part II, Item 1A of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2007, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the Securities and Exchange Commission. There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part II, Item 1A of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2007.

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

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date: May 1, 2008
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)