Form 10-Q
period 2008-06-30
ICU MEDICAL INC/DE
filed 2008-07-30
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2008
Common	14,288,591

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	6/30/08	12/31/07
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,607	$7,873
Marketable securities	28,977	87,770
Cash, cash equivalents and marketable securities investments	108,584	95,643
Accounts receivable, net of allowance for doubtful accounts of $329 and $655 as of June 30, 2008 and December 31, 2007, respectively	29,633	26,115
Inventories	20,611	19,504
Prepaid income taxes	3,193	2,740
Prepaid expenses and other current assets	3,645	4,746
Deferred income taxes - current portion	4,143	4,509
Total current assets	169,809	153,257

PROPERTY AND EQUIPMENT, net	74,077	72,708
INTANGIBLE ASSETS, net	11,331	11,884
DEFERRED INCOME TAXES- non-current	2,689	2,432
INCOME TAXES RECEIVABLE- non-current	1,848	1,848
OTHER ASSETS	465	465
	$260,219	$242,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,234	$8,439
Accrued liabilities	14,136	13,036
Total current liabilities	21,370	21,475

DEFERRED INCOME TAXES - non-current portion	4,325	4,325
INCOME TAXES PAYABLE - non-current portion	3,190	2,890
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value- Authorized - 500,000 shares, issued and outstanding - none	—	—
Common stock, $0.10 par value- Authorized — 80,000,000 shares, issued 14,746,951 shares at June 30, 2008 and December 31, 2007	1,475	1,475
Additional paid-in capital	61,309	74,805
Treasury stock, at cost - 458,360 and 1,057,501 shares at June 30, 2008 and December 31, 2007, respectively	(17,754)	(40,776)
Retained earnings	184,674	177,004
Accumulated other comprehensive income, net of tax	1,630	1,396
Total stockholders’ equity	231,334	213,904
	$260,219	$242,594

(1) December 31, 2007 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Amounts in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUES:
Net sales	$48,382	$48,370	$92,053	$96,033
Other	210	520	1,193	1,690
TOTAL REVENUE	48,592	48,890	93,246	97,723

COST OF GOODS SOLD	27,788	28,252	54,671	57,869

Gross profit	20,804	20,638	38,575	39,854

OPERATING EXPENSES:
Selling, general and administrative	13,685	11,504	26,793	23,503
Research and development	1,452	2,155	3,471	4,006
Total operating expenses, net	15,137	13,659	30,264	27,509

Income from operations	5,667	6,979	8,311	12,345

OTHER INCOME (EXPENSE)	1,139	(3,402)	2,695	5,997

Income before income taxes and minority interest	6,806	3,577	11,006	18,342

PROVISION FOR INCOME TAXES	(2,034)	(1,033)	(3,336)	(6,053)
MINORITY INTEREST	—	—	—	70

NET INCOME	$4,772	$2,544	$7,670	$12,359

NET INCOME PER SHARE
Basic	$0.34	$0.18	$0.55	$0.85
Diluted	$0.33	$0.16	$0.53	$0.79

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,966,161	14,456,396	13,858,892	14,518,705
Diluted	14,381,185	15,534,568	14,387,683	15,572,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,670	$12,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,028	5,364
Provision for doubtful accounts	(282)	222
Minority interest	—	(70)
Stock compensation	882	310
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(2,890)	(5,521)
Inventories	(969)	591
Prepaid expenses and other assets	565	(261)
Accounts payable	(1,252)	(1,345)
Accrued liabilities	1,037	5,296
Prepaid and deferred income taxes	(813)	526
Net cash provided by operating activities	10,976	17,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,122)	(14,171)
Cash paid for acquired assets	—	(3,224)
Proceeds from finance loan repayments	48	38
Purchases of marketable securities	(12,357)	(18,258)
Proceeds from sale of marketable securities	70,685	21,004
Net cash provided (used) by investing activities	51,254	(14,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,602	808
Proceeds from employee stock purchase plan	744	742
Tax benefits from exercise of stock options	3,849	238
Purchase of treasury stock	—	(8,613)
Net cash provided (used) by financing activities	9,195	(6,825)

Effect of exchange rate changes on cash	309	69

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,734	(3,896)

CASH AND CASH EQUIVALENTS, beginning of period	7,873	13,153
CASH AND CASH EQUIVALENTS, end of period	$79,607	$9,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income	$4,772	$2,544	$7,670	$12,359

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	347	—	(288)	—
Foreign currency translation adjustment	(214)	108	522	158

Comprehensive income	$4,905	$2,652	$7,904	$12,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

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

Note 2:   New Accounting Pronouncements:  In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141R, “Business Combinations”. SFAS 141R amends the requirements for accounting for business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until December 31, 2008.

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

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

	Fair value measurements at June 30, 2008 using
	Total carrying value at June 30, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$28,977	$—	$2,867	$26,110

The Company’s marketable securities, all of which are considered “available for sale,” consist principally of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities that reset dividend or interest rates at auction, principally from between seven and forty-nine day intervals.  The Company has $2.9 million of its marketable securities as Level 2 assets, which are pre-refund municipal securities and have observable inputs. The Company has $26.1 million of its marketable securities as Level 3 assets due to the unobservable inputs caused by the lack of liquidity in the recent auctions. The valuation of these securities was based on recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. They are carried at fair value that resulted in a temporary impairment of $0.3 million as of June 30, 2008 which is reflected in Other Comprehensive Income in the Stockholders’ Equity section of the Condensed Consolidated Balance Sheet.

The following tables summarize the change in the fair values for Level 3 items for the quarter and six months ended June 30, 2008:

Level 3 changes in fair value (pre-tax):

	Quarter ended June 30, 2008	Six months ended June 30, 2008
Beginning balance	$61,540	$—
Transfer into Level 3	—	87,770
Sales	(35,600)	(61,195)
Unrealized holding gain (loss), included in other comprehensive income	170	(465)
Ending balance	$26,110	$26,110

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company’s management did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159. In addition, the Company’s management did not elect to report at fair value any new financial assets or liabilities entered into for the quarter ended June 30, 2008.

Note 4:   Inventories consisted of the following:

	6/30/08	12/31/07
Raw material	$15,072	$15,622
Work in process	2,558	1,712
Finished goods	2,981	2,170
Total	$20,611	$19,504

Note 5:   Property and equipment consisted of the following:

	6/30/08	12/31/07
Machinery and equipment	$47,806	$45,503
Land, building and building improvements	50,289	48,546
Molds	15,870	14,029
Computer equipment and software	9,887	8,927
Furniture and fixtures	2,031	1,982
Construction in progress	4,946	4,900

Total property and equipment, cost	130,829	123,887
Accumulated depreciation	(56,752)	(51,179)

Net property and equipment	$74,077	$72,708

Note 6:   Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 415,024 and 1,078,172 for the quarters ended June 30, 2008 and 2007, respectively and 528,791 and 1,053,958 for the six months ended June 30, 2008 and 2007, respectively. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 1,815,000 and 20,000 for the quarters ended June 30, 2008 and 2007, respectively and 1,604,000 and 40,000 for the six months ended June 30, 2008 and 2007, respectively.

Note 7:   Income Taxes:  Income taxes were accrued at an effective tax rate of 30.3% in the first half of 2008 compared to 33.0% in the first half of 2007. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes, state tax credits, tax exempt income and deductions for domestic production activities.

Note 8:   Major Customers and Geographic Information:  The Company had revenues equal to ten percent or more of total revenues from one customer, Hospira, Inc. Such revenues were 67% and 73% of total revenue for the quarters ended June 30, 2008 and 2007, respectively, and 66% and 74% for the six months ended June 30, 2008 and 2007, respectively.

Note 9:   Litigation Matters:  In January 2007, the Company received $8.0 million in settlement of litigation against a law firm that formerly represented the Company in patent litigation matters.  This is included in Other Income in the Condensed Consolidated Statements of Income for the six months ended June 30, 2007.

In June 2007, the Company recorded a charge of $4.8 million for a judgment against the Company for reimbursement of legal fees following the dismissal of the Company’s claim of patent infringement.  This is included in Other Income in the Condensed Consolidated Statements of Income for the quarter and six months ended June 30, 2007.

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

In the normal course of business, the Company has agreed to indemnify officers and directors of the Company, to the maximum extent permitted under Delaware law, and to indemnify customers as to certain intellectual property matters related to sales of the Company’s products. There is no maximum limit on the indemnification that may be required under these agreements. The Company has never incurred, nor does it expect to incur, any liability for indemnification. Except for indemnification agreements, the Company does not have any “off balance sheet arrangements”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in vascular therapy applications. Our devices are designed to protect patients from catheter-related bloodstream infections and healthcare workers from exposure to infectious diseases through accidental needlesticks. We are also a leader in the production of custom I.V. systems and we incorporate our proprietary products into many of those custom I.V. systems. We are also a significant manufacturer of critical care medical devices, including catheters, angiography kits and cardiac monitoring systems.

Critical Accounting Policies

In our 2007 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R amends the requirements for accounting for business combinations. SFAS 141R will be effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting principles until December 31, 2008.

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

Our largest customer is Hospira Inc. Our relationship with Hospira has been and will continue to be of singular importance to our growth. In the first half of 2008 and the years ended 2007, 2006 and 2005, our revenues from worldwide sales to Hospira were 66%, 73%, 77% and 74%, respectively, of total revenues. We expect this percentage of revenue range will be maintained in the future as a result of sales of CLAVE products, custom products, new products and critical care products to Hospira. Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market. We expect that Hospira will be important to our growth for CLAVE, custom products, and our other products worldwide.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines. Under one of our agreements with Hospira, we manufacture custom I.V. systems for sale by Hospira and jointly promote the products. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the Manufacturing Commercialization and Development Agreement (“MCDA”) to produce their invasive monitoring, angiography products and certain other products they had manufactured at that facility. We also contract with group purchasing organizations and independent dealer networks for inclusion of our CLAVE, custom products and safe handling products used in markets, such as oncology, in the product offerings of those entities. We are expanding our custom products business through increased sales to medical product manufacturers and independent distributors, and through direct sales. Custom products, which include custom I.V., custom oncology and custom critical care products, accounted for approximately $32.0 million or 34% of total revenue in the first half of 2008. We expect continued increases in sales of custom products. We have recently introduced a number of new products:  the TEGO for use in dialyses, and a line of oncology products including the SPIROS male luer connector device, the Genie vial access device and custom I.V sets and ancillary products specifically designed for oncology therapy. There is no assurance that we will be successful in finding acquisition opportunities, or in acquiring companies or products or that we will successfully integrate them into our existing business.

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

There is no assurance that we will be successful in implementing our growth strategy. The custom products market is small, and we could encounter customer resistance to custom products. Further, we could encounter increased competition as other companies see opportunity. Product development or acquisition efforts may not succeed, and even if we do develop or acquire products, there is no assurance that we will achieve profitable sales of such products. An adverse change in our relationship with Hospira, or a deterioration of Hospira’s position in the market, could have an adverse effect on us. Increased expenditures for sales and marketing and product acquisition and development may not yield desired results when expected, or at all. While we have taken steps to control those risks, certain of those risks may be outside of our control, and there is no assurance that steps we have taken will succeed.

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Product Line	2008	2007	2008	2007	2007	2006	2005
CLAVE	38%	39%	39%	37%	38%	34%	40%
Custom products	35%	31%	34%	31%	31%	28%	27%
Critical care	18%	23%	18%	24%	23%	25%	20%
Other products	9%	6%	8%	6%	7%	12%	11%
License, royalty and revenue share	0%	1%	1%	2%	1%	1%	2%
Total	100%	100%	100%	100%	100%	100%	100%

We sell our I.V. administration products to independent distributors, and through direct sales and through agreements with Hospira and certain other medical product manufacturers. Most independent distributors handle the full line of our I.V. administration products. We sell our invasive monitoring, angiography and I.V. administration products through three agreements with Hospira (the “Hospira Agreements”). Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors and the CLC2000. Under a 2001 agreement, we sell custom I.V. systems to Hospira. Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2014. Under the 2005 MCDA, we sell Hospira invasive monitoring, angiography and other products which they formerly manufactured at the Salt Lake City facility. The terms of the MCDA extend to 2025. We also sell certain other products to a number of other medical product manufacturers.

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

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory. These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines. In 2006, we centralized our proprietary molding in Salt Lake City and expanded our production facility in Mexico which took over the majority of our manual assembly previously done in Salt Lake City. In 2007, we began a significant initiative to improve production processes, called the “ICU Production System” or “IPS”, which we believe will enable us to further improve our manufacturing efficiency. We started IPS in our Mexico facility in 2007 and started it in our Salt Lake City facility in 2008. We may establish additional production facilities outside the U.S. We had plans to begin building a manufacturing facility in China in 2008, but those plans have been put on hold.  There is no assurance as to the benefits of IPS or our success in establishing manufacturing facilities outside the U.S.

We distribute products through three distribution channels. Product revenues for each distribution channel were as follows:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Channel	2008	2007	2008	2007	2007	2006	2005
Medical product manufacturers	66%	71%	67%	72%	71%	76%	76%
Domestic distributors/direct	19%	15%	18%	15%	16%	14%	16%
International customers	15%	14%	15%	13%	13%	10%	8%
Total	100%	100%	100%	100%	100%	100%	100%

Sales to international customers do not include bulk CLAVE products sold to Hospira in the U.S., but used in I.V. products manufactured by Hospira and exported. Those sales are included in sales to medical product manufacturers. Other sales to Hospira for destinations outside the U.S. are included in sales to international customers.

Quarter-to-quarter comparisons: We present summarized income statement data in Item 1- Financial Statements. The following table shows, for the year 2007, the second quarters of 2008 and 2007 and the first half of 2008 and 2007, the percentages of each income statement caption in relation to total revenues.

	Year	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008	2007
Revenue
Net sales	99%	100%	99%	99%	98%
Other	1%	—%	1%	1%	2%
Total revenues	100%	100%	100%	100%	100%

Gross profit	42%	43%	42%	41%	41%

Selling, general and administrative expenses	24%	28%	24%	29%	24%
Research and development expenses	5%	3%	4%	3%	4%
Total operating expenses	29%	31%	28%	32%	28%

Income from operations	13%	12%	14%	9%	13%
Other income (expense)	5%	2%	(7)%	3%	6%
Income before income taxes and minority interest	18%	14%	7%	12%	19%
Income taxes	6%	4%	2%	4%	6%
Minority interest	—%	—%	—%	—%	—%
Net income	12%	10%	5%	8%	13%

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

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

Revenues were $48.6 million in the second quarter of 2008 compared to $48.9 million in the second quarter of 2007.

Distribution channels:  Net U.S. sales to Hospira in the second quarter of 2008 were $30.9 million, compared to net sales of $33.6 million in the second quarter of 2007. The $2.7 million decrease was primarily comprised of $2.4 million in decreased sales in critical care products due to lower prices charged under the MCDA and lower unit sales of certain critical care products. Custom product sales, which includes custom I.V. systems, custom critical care and custom oncology sales, to Hospira approximated $8.0 million in the second quarter of 2008 and the second quarter of 2007. Increases in custom oncology and custom  I.V. system sales were offset by lower custom critical care sales.  We expect a decrease in our sales to Hospira in 2008 compared to 2007 because the decline in critical care and custom critical care products will be only partially offset by the growth in custom I.V. systems and new oncology products.

Net sales to domestic distributors/direct (including Canada) in the second quarter of 2008 and 2007 were $9.3 and $7.1 million, respectively, an increase of $2.2 million or 31%. This increase was primarily from increased sales in custom products of $1.6 million and CLAVE of $0.4 million.  Both increases are primarily from increased unit volume. We expect that sales to domestic distributors/direct will increase principally from growth in custom and CLAVE products, with modest sales growth in other products, including new products, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $7.3 million in the second quarter of 2008, compared to $6.9 million in the second quarter of 2007, an increase of $0.4 million. This increase resulted primarily from $0.5 million of increased custom product sales, from increased unit volume. We expect increases in sales in 2008 compared to 2007 to international customers across most areas and principal product lines, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE products were $18.4 million in the second quarter of 2008 compared to $19.3 million in the second quarter of 2007, a decrease of $0.8 million or four percent. This decrease was primarily due to a six percent or $0.8 million decrease in CLAVE sales to Hospira which represents approximately one week of orders.

Net sales of custom products, which includes custom I.V. systems, custom critical care and custom oncology sales, were $17.1 million in the second quarter of 2008 compared to $15.0 million in the second quarter of 2007. New sales of custom oncology products of $1.7 million and custom I.V. systems of $1.4 million were offset by decreased sales of custom critical care products of $1.0 million. The increases in custom oncology and custom I.V. system revenue were primarily due to higher unit sales. The decrease in custom critical care products was primarily due to lower unit sales and lower prices under the MCDA.

Critical care product sales were $8.9 million in the second quarter of 2008 compared to $11.3 million in the second quarter of 2007. This decrease was due to lower unit volume and lower prices under the MCDA.  These sales are predominately controlled by Hospira and there is no assurance Hospira will be able to stop the decline in sales of critical care products.

Our new oncology product sales, including custom oncology, were $2.4 million in the second quarter of 2008 compared to $0.1 million in the second quarter of 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $0.5 million in the second quarter of 2007. We may receive other license fees or royalties in the future for the use of our technology. There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margin for the second quarter of 2008 and 2007 was 43% and 42%, respectively.  The margin improvement is attributable to improved efficiencies and productivity gains at our Salt Lake City and Mexico manufacturing facilities, offset slightly by a decrease in volume and pricing for critical care.

We estimate our gross margin in 2008 will approximate  43%. However, there is no assurance these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) were $13.7 million and 28% of revenues in the second quarter of 2008, compared with $11.5 million and 24% in the second quarter of 2007, or an increase of $2.2 million. Increased compensation and benefit expenses of $1.7 million and moderate increases in sales and marketing promotional costs and sales and marketing travel of $0.6 million accounted for the majority of the increase. The higher compensation and benefits costs were primarily in incentive compensation, stock compensation and higher salary costs, which includes seven new hires in sales and marketing. We expect SG&A in 2008 to approximate 27% to 28% of revenue. Increases in costs for sales personnel is expected to be more than offset by a significant decrease in expenses associated with patent and other litigation. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $1.5 million or three percent of revenue in the second quarter of 2008 compared to $2.2 million or four percent of revenue in the second quarter of 2007. We expect R&D in 2008 to be approximately three percent of revenue, although there is no assurance that these expectations will be realized.

Other income (expense) was $1.1 million of income in the second quarter of 2008 and $3.4 million of expense in the second quarter of 2007. Interest income was $0.7 million in the second quarter of 2008 and $1.1 million in the second quarter of 2007, respectively. The decrease in interest income is due to less amounts invested and lower interest rates.  Other income in the second quarter of 2007 includes a $4.8 million charge for an award against us in our litigation with Alaris Medical Systems.

Income taxes were accrued at an effective tax rate of 30% in the second quarter of 2008 compared to 29% in the second quarter of 2007. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of, state income taxes, state credits, tax exempt incomes and deductions for domestic production activities. We expect our effective tax rate to be approximately 31.0% in 2008, although there is no assurance that this expectation will be realized.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues were $93.2 million in the first half of 2008 compared to $97.7 million in the first half of 2007.

Distribution channels:  Net U.S. sales to Hospira in the first half of 2008 were $59.7 million, compared to net sales of $68.0 million in the first half of 2007. This $8.3 million decrease was primarily comprised of $7.3 million of decreases in critical care products due to lower prices charged under the MCDA and lower unit sale of certain critical care products. Custom product sales, which includes custom I.V. systems, custom critical care and custom oncology sales, to Hospira approximated $15.3 million in the first half of 2008 compared to $15.9 million in the first half of 2007. The decrease in custom sales was primarily the result of a decrease of $2.0 million in custom critical care sales, partially offset by increases in custom oncology and custom I.V. system sales.

Net sales to domestic distributors/direct (including Canada) in the first half of 2008 and 2007 were $17.0 and $14.0 million, respectively, an increase of $3.0 million or 21%. This increase was primarily from increased sales of custom products of $2.2 million and CLAVE of $0.8 million.  Both increases are primarily from increased unit volume.

Net sales to international customers (excluding Canada) were $13.5 million in the first half of 2008, compared to $12.6 million in the first half of 2007, an increase of $0.9 million. This increase was from moderate increases in all product lines.

Product and other revenue:  Net sales of CLAVE products were $36.7 million in the first half of 2008 compared to $36.4 million in the first half of 2007.  Increased CLAVE sales to domestic distributors/direct and international customers offset the $0.8 million decrease in CLAVE sales to Hospira.

Net sales of custom products, which includes custom I.V. systems, custom critical care and custom oncology sales, were $32.0 million in the first half of 2008 compared to $30.2 million in the first half of 2007. New sales of custom oncology products of $2.6 million, combined with increased sales in custom I.V. systems of $0.9 million, were partially offset by a decline in sales of custom critical care products of $1.7 million. The decrease in custom I.V. system revenue was primarily due to lower unit sales. The decrease in custom critical care products was primarily due to lower unit sales and lower prices under the MCDA.

Critical care product sales were $16.4 million in the first half of 2008 compared to $23.7 million in the first half of 2007. This decrease was due to lower unit volume and lower prices under the MCDA.

Our new oncology product sales, including custom oncology, were $3.7 million in the first half of 2008 compared to $0.2 million in the first half of 2007.

Other revenue consists of license, royalty and revenue share income and was approximately $1.2 million in the first half of 2008 and $1.6 million in the first half of 2007.

Gross margin for the first half of 2008 and 2007 was 41%.  Improved efficiencies and productivity gains in manufacturing facilities increased the gross margin from 40% in the first quarter of 2008 to 43% in the second quarter of 2008.

Selling, general and administrative expenses (“SG&A”) were $26.8 million and 29% of revenues in the first half of 2008, compared with $23.5 million and 24% in the first half of 2007. Increased compensation and benefit expenses of $2.4 million and moderate increases in sales and marketing promotional costs, travel and consulting costs of $1.4 million were offset by lower legal costs of $1.0 million and bad debt recoveries of $0.5 million. The higher compensation and benefits costs were primarily in incentive compensation, stock compensation expense and higher salary costs including seven new hires in sales and marketing. The lower legal fees are primarily due to the conclusion of two legal actions in the first half of 2007.

Research and development expenses (“R&D”) were $3.5 million or four percent of revenue in the first half of 2008 compared to $4.0 million or four percent of revenue in the first half of 2007.

Other income was $2.7 million in the first half of 2008 and $6.0 million in the first half of 2007. Interest income was $1.7 million in the first half of 2008 and $2.2 million in the first half of 2007, respectively. Other income in the first half of 2007 includes a $8.0 million payment to us for a settlement of litigation against a law firm that formerly represented us in patent litigation, partially offset by a $4.8 million charge for an award against us in our litigation with Alaris Medical Systems.

Income taxes were accrued at an effective tax rate of 30% in the first half of 2008 compared to 33% in the first half of 2007. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of state income taxes, state credits, tax exempt incomes and deductions for domestic production activities.

Liquidity and Capital Resources

During the first half of 2008, our cash, cash equivalents and marketable securities increased by $12.9 million.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results. However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories, payment of trade and other liabilities and the timing of tax payments.

During the first half of 2008, cash provided by operations was $11.0 million. Cash flow from operations for the first half of 2008 was mainly comprised of $7.7 million of net income, depreciation and amortization of $7.0 million and net decreases in our operating assets and liabilities of $4.3 million.

Investing Activities:  During the first half of 2008, cash provided by investing activities was $51.3 million. This was principally comprised of $58.3 million in net investment proceeds, offset by purchases of property and equipment of $7.1 million which were primarily for equipment and mold additions.

We estimate that capital expenditures for all of 2008 will be approximately $14.0 million. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:   Cash provided by financing activities in the first half of 2008 was $9.2 million from the sale of 599,141 shares of our stock for stock options, including tax benefits, and the employee stock purchase plan.

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

Most of our marketable securities are invested in “auction rate securities.”  Our auction rate securities are tax exempt debt securities and corporate preferred securities. Auctions of these securities are conducted generally at seven to forty-nine day intervals, depending on the terms of the security, and the securities are bought or sold depending on the interest or dividend rates bid for the securities. Up until February 2008, the auction rate securities market was highly liquid. Beginning in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction; the immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate. If an auction fails, the ability of the holder of the security to liquidate the security would depend on the success of a subsequent auction, whether the issuer raises other financing to redeem the securities, or whether the holder is able to sell the securities to another party; there is no assurance that any of these events will occur. All of our securities are investment grade, and we do not expect any credit losses. We have succeeded in selling some of these securities at par and are attempting to sell more at par, but there is no assurance as to when we will be able to sell additional securities or whether we will be able to sell them without incurring losses.

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

Contractual Obligations

We have contractual obligations of approximately the amounts set forth in the table below. These amounts exclude purchase orders for goods and services for current delivery. The majority of our purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for goods and services for current delivery, these amounts are excluded from the table below. The commitments under the MCDA are those to fund certain research and development to improve critical care products and develop new products for sale to Hospira and to provide sales specialists focused on critical care. We believe that our existing cash and marketable securities along with funds expected to be generated from future operations will provide us with sufficient funds to meet commitments under all of our contractual obligations. There are no obligations past 2009. (In thousands)

	2008	2009
MCDA	$4,612	$5,500
Property and equipment	2,354	—
Total	$6,966	$5,500

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

Second, one should read the forward looking statements in conjunction with the Risk Factors in Item 1A of our 2007 Annual Report to the Securities and Exchange Commission (“SEC”). Also, our actual future operating results are subject to other important factors that we cannot predict or control, including among others the following:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had a portfolio of corporate preferred stocks and federal-tax-exempt state and municipal government debt securities of $29.0 million as of June 30, 2008. The securities are all “investment grade” and we believe that we have virtually no exposure to credit risk. As of June 30, 2008, $26.1 million of our marketable securities were invested in “auction rate securities”.  For most of these auction rate securities, dividend and interest rates reset at auction at seven to forty-nine day intervals so we have very little market risk; that is, risk that the fair value of the security will change because of changes in market interest rates. As of June 30, 2008, we had declines of $0.3 million in the market values of these securities.

Up until early February 2008, the market for our securities was highly liquid. Liquidity has been substantially impaired since then. See Part I, Item 1A. Risk Factors in our 2007 Annual Report to the SEC - We could be adversely affected by turbulence in the credit markets and Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations  Liquidity and Capital Resources - Financing Activities. We intend to continue our objectives of avoiding credit and market risk in the future.

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

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the euro and Mexican peso. Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for Italy, where our net euro asset position at June 30, 2008 was approximately €6.1 million. We expect that in the future, with the growth of our European distribution operation, that net euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin, a petroleum-based raw material. We manage our exposure to changes in those prices through our procurement and supply chain management practices and have experienced price increases on our raw material.  We estimate the price increases are approximating $2.0 million annually.  We are not dependent upon any single source for any of our principal raw materials and all such materials and products are readily available.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We have not been required to pay any penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. in the United States District Court for the Central District of California, we alleged that Alaris infringes ICU’s patent through the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems.  On August 2, 2004, the Court denied our request for a preliminary injunction.  On December 27, 2004, we amended our complaint to allege that Alaris infringes three additional patents.  On July 17, 2006, the Court issued an order interpreting certain claims in the asserted patents in a manner that, if upheld, could significantly impair our ability to enforce those patents against Alaris and potentially others.  The Court also issued partial summary judgment in favor of Alaris based on one of those interpretations.  On January 22, 2007, the Court granted Alaris’ summary judgment motion of invalidity as to the remaining claims asserted against Alaris and on February 22, 2007, the Court entered judgment dismissing those remaining claims.  The Court’s order adjudicated only the asserted claims of the patents in suit, not other claims in the patents. Following entry of the judgment dismissing our case, the Court heard Alaris’ motion to recover its fees, costs and expenses, and on April 16, 2007, the Court granted in part Alaris’ motion.  On June 28, 2007, the Court awarded Alaris $4.8 million in fees and costs, which were later increased to $5.0 million, plus post-judgment interest.  We have appealed the Court’s decisions. Because the award of fees and costs is a judgment against us and the outcome of the appeal is uncertain, we recorded a charge of $4.8 million in our financial statements for the quarter ended June 30, 2007.   We have not paid the judgment, pending outcome of the appeal.

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

In an action filed July 27, 2007 entitled ICU Medical, Inc. v. RyMed Technologies, Inc. (“RyMed”), in the United States District Court for the District of Delaware, we alleged that RyMed infringes certain of ICU’s patents through the manufacture and sale of certain products, including its InVision-Plus valves.  We seek monetary damages and injunctive relief and intend to vigorously pursue this matter.  RyMed has denied our allegations and sued us in the United States District Court for the Central District of California seeking a declaratory judgment of non-infringement and invalidity of our patents and alleging that we have infringed RyMed’s trademark and engaged in unfair competition and other improper conduct. RyMed seeks monetary damages and injunctive relief.  The District Court has transferred the patent claims to Delaware.  The trademark and unfair competition claims remain pending in the Central District of California.  ICU will continue to defend itself in the California action, and vigorously pursue its patent infringement claims against RyMed in the Delaware action.

We are from time to time involved in various other legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2007, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the Securities and Exchange Commission. There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3. Default Upon Senior Securities

Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders

The following is a description of matters submitted to a vote of our stockholders at our annual Meeting of Stockholders held on May 16, 2008:

A)           John J. Conners, Michael T. Kovalchik, III, M.D. and Joseph R. Saucedo were elected as directors to hold office until the 2011 Annual Meeting.  Votes cast for and withheld with respect to the nominees were as follows:

	Votes For	Votes Withheld
John J. Conners	7,546,451	5,664,639
Michael T. Kovalchik, III, M.D.	7,545,027	5,666,063
Joseph R. Saucedo	7,448,821	5,762,269

The terms of the following directors were continued after the Annual Meeting:  George A. Lopez, M.D., Robert S. Swinney, M.D., Jack W. Brown and Richard H. Sherman, M.D.

B)            A proposal to approve performance-based bonuses for the Executive Officers:

For	Against	Abstain

12,215,646	199,026	55,217

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1	Employment Agreement between the Registrant and George A. Lopez, M.D. effective January 1, 2008, dated March 28, 2008

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 100.INS	XBRL Instance Document

Exhibit 100.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 100.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date: July 30, 2008
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)