Form 10-K/A
period 2008-12-31
ICU MEDICAL INC/DE
filed 2009-02-24
CIK 883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

ICU Medical, Inc. (“the Company”) is filing Amendment No. 1 to its Annual Report on 10-K for the fiscal year ended December 31, 2008 that was originally filed with the United States Securities and Exchange Commission on February 20, 2009 to correct two typographical errors that occurred in the EDGAR conversion process.  The Company amends the first quarter of 2008 stock price under Part II, Item 5 and Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2008.  There are no other changes to the original Annual Report on Form 10-K filed on February 20, 2009 other than those described above, and this amendment does not otherwise amend, update or change the financial statements or disclosures in the original filing.  The entire Annual Report on Form 10-K and exhibits are included in this amendment.

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

Part II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock has been traded on the NASDAQ Global Select Market under the symbol “ICUI” since our initial public offering on March 31, 1992.  The following table sets forth, for the quarters indicated, the high and low closing prices for our Common Stock quoted by NASDAQ:

2008	High	Low
First quarter	$38.08	$24.19
Second quarter	30.00	22.14
Third quarter	33.65	22.69
Fourth quarter	35.11	24.32

2007	High	Low
First quarter	$41.32	$38.01
Second quarter	44.60	39.57
Third quarter	43.34	32.66
Fourth quarter	40.10	35.96

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

/s/ McGladrey & Pullen, LLP

Irvine, California

February 21, 2008

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,696	$7,873
Investment securities	56,093	87,770
Cash, cash equivalents and investment securities	111,789	95,643
Accounts receivable, net of allowance for doubtful accounts of $320 in 2008 and $655 in 2007	38,423	26,115
Inventories	17,930	19,504
Prepaid income taxes	4,544	2,740
Prepaid expenses and other current assets	3,471	4,746
Deferred income taxes — current portion	3,231	4,509
Total current assets	179,388	153,257

PROPERTY AND EQUIPMENT, net	69,897	72,708
PROPERTY HELD FOR SALE	940	—
RESTRICTED CASH	6,014	—
INVESTMENT SECURITIES — non-current portion	11,350	—
INTANGIBLE ASSETS, net	10,780	11,884
DEFERRED INCOME TAXES — non-current portion	3,855	2,432
INCOME TAXES RECEIVABLE — non-current portion	1,210	1,848
OTHER ASSETS	—	465
	283,434	$242,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,879	$8,439
Accrued liabilities	14,081	13,036
Total current liabilities	21,960	21,475

COMMITMENTS AND CONTINGENCIES	—	—
DEFERRED INCOME TAXES — non-current portion	4,007	4,325
INCOME TAXES PAYABLE — non-current portion	4,436	2,890

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500,000 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000,000 shares; Issued 14,783,668 shares in 2008 and 14,746,951 shares in 2007, outstanding 14,730,725 shares in 2008 and 13,689,450 shares in 2007	1,478	1,475
Additional paid-in capital	50,970	74,805
Treasury stock, at cost — 52,943 shares in 2008 and 1,057,501 shares in 2007	(1,623)	(40,776)
Retained earnings	201,304	177,004
Accumulated other comprehensive income	902	1,396
Total stockholders’ equity	253,031	213,904
	$283,434	$242,594

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

	2008	2007
Corporate preferred securities	$5,042	$19,250
Federal tax-exempt debt securities	54,694	67,625
Commercial paper	7,158	-
United States government securities	-	895
Puts	549	-
	$67,443	$87,770

The scheduled maturities of the debt securities are between 2009 and 2012.

Investment income, including, money market funds and finance loans, consisted of the following for each year:

	2008	2007	2006
Corporate dividends	$471	$521	$621
Tax-exempt interest	2,135	3,347	2,616
Other interest	385	491	474
	$2,991	$4,359	$3,711

Note 8:       Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2008	2007
Salaries and benefits	$4,031	$3,478
Professional fees	962	785
Legal judgment plus interest (Note 5)	5,351	5,149
Incentive compensation	2,517	1,891
Other	1,220	1,733
	$14,081	$13,036

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report on Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ George A. Lopez, M.D.
George A. Lopez, M.D.
Chairman of the Board

Dated:	February 24, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Lopez, M.D.	Chairman of the Board, President,	February 24, 2009
George A. Lopez, M.D.	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Scott E. Lamb	Chief Financial Officer	February 24, 2009
Scott E. Lamb	(Principal Financial Officer)

/s/ Kevin J. McGrody	Controller	February 24, 2009
Kevin J. McGrody	(Principal Accounting Officer)

/s/ Jack W. Brown	Director	February 24, 2009
Jack W. Brown

/s/ John J. Connors	Director	February 24, 2009
John J. Connors

/s/ Michael T. Kovalchik, III, M.D.	Director	February 24, 2009
Michael T. Kovalchik, III, M.D.

/s/ Joseph R. Saucedo	Director	February 24, 2009
Joseph R. Saucedo

/s/ Richard H. Sherman, M.D.	Director	February 24, 2009
Richard H. Sherman, M.D.

/s/ Robert S. Swinney, M.D.	Director	February 24, 2009
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