Form 10-Q
period 2009-03-31
ICU MEDICAL INC/DE
filed 2009-04-23
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

(949) 366-2183

(Registrant’s telephone number including area code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 10, 2009
Common	14,777,612

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,029	$55,696
Investment securities	64,788	56,093
Cash, cash equivalents and investment securities	132,817	111,789
Accounts receivable, net of allowance for doubtful accounts of $321 at March 31, 2009 and $320 at December 31, 2008	30,297	38,423
Inventories	21,696	17,930
Prepaid income taxes	271	4,544
Prepaid expenses and other current assets	4,334	3,471
Deferred income taxes — current portion	3,771	3,231
Total current assets	193,186	179,388

PROPERTY AND EQUIPMENT, net	68,787	69,897
PROPERTY HELD FOR SALE	940	940
RESTRICTED CASH	—	6,014
INVESTMENT SECURITIES — non-current portion	9,050	11,350
INTANGIBLE ASSETS, net	16,987	10,780
DEFERRED INCOME TAXES — non-current portion	3,855	3,855
INCOME TAXES RECEIVABLE — non-current portion	1,210	1,210
	$294,015	$283,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,717	$7,879
Accrued liabilities	14,385	14,081
Total current liabilities	23,102	21,960

COMMITMENTS AND CONTINGENCIES	—	—
DEFERRED INCOME TAXES — non-current portion	5,383	4,007
INCOME TAXES PAYABLE — non-current portion	4,436	4,436

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 14,784 shares at March 31, 2009 and December 31, 2008, outstanding 14,778 shares at March 31, 2009 and 14,731 shares at December 31, 2008	1,478	1,478
Additional paid-in capital	51,440	50,970
Treasury stock, at cost - 6 and 53 shares at March 31, 2009 and December 31, 2008	(205)	(1,623)
Retained earnings	208,366	201,304
Accumulated other comprehensive income	15	902
Total stockholders’ equity	261,094	253,031
	$294,015	$283,434

(1) December 31, 2008 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2009	2008

REVENUES:
Net sales	$54,195	$43,671
Other	140	983
TOTAL REVENUE	54,335	44,654

COST OF GOODS SOLD	27,769	26,883

Gross profit	26,566	17,771

OPERATING EXPENSES:
Selling, general and administrative	15,112	13,108
Research and development	738	2,019
Total operating expenses, net	15,850	15,127

Income from operations	10,716	2,644

OTHER INCOME	318	1,556
Income before income taxes	11,034	4,200

PROVISION FOR INCOME TAXES	(3,972)	(1,302)

NET INCOME	$7,062	$2,898

NET INCOME PER SHARE
Basic	$0.48	$0.21
Diluted	$0.47	$0.20

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,735	13,752
Diluted	14,869	14,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,062	$2,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,564	3,410
Provision for doubtful accounts	16	(38)
Stock compensation	599	416
Loss on disposal of property and equipment	20	—
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired
Accounts receivable	7,777	172
Inventories	(2,273)	(1,646)
Prepaid expenses and other assets	(1,340)	566
Accounts payable	748	(699)
Accrued liabilities	(276)	(568)
Prepaid and deferred income taxes	3,872	152
Net cash provided by operating activities	19,769	4,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,144)	(3,592)
Business acquisition, net of cash acquired	(5,663)	—
Change in restricted cash	6,014	—
Proceeds from finance loan repayments	—	24
Purchases of investment securities	(20,936)	(9,027)
Proceeds from sale of investment securities	14,541	34,622
Net cash provided (used) by investing activities	(8,188)	22,027

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,207	1,071
Proceeds from employee stock purchase plan	623	744
Tax benefits from exercise of stock options	19	954
Purchase of treasury stock	(560)	—
Net cash provided by financing activities	1,289	2,769

Effect of exchange rate changes on cash	(537)	263

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,333	29,722

CASH AND CASH EQUIVALENTS, beginning of period	55,696	7,873
CASH AND CASH EQUIVALENTS, end of period	$68,029	$37,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008

Net income	$7,062	$2,898

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(887)	736

Comprehensive income	$6,175	$3,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Amounts in tables in thousands)

(unaudited)

Note 1:  Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

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

Note 2:  New Accounting Pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  The Company adopted FAS 141(R) and FSP SFAS 141(R)-1 on January 1, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009.  The Company’s management does not expect this pronouncement to have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  The Company’s management does not expect this pronouncement to have a material effect on the Company’s financial position and results of operations.

Note 3:  Restricted Cash / Intangible Assets

In February 2009, the Company acquired a small manufacturing and distribution company based in Germany for approximately $5.7 million, which was reflected as restricted cash of $6.0 million at December 31, 2008.  The Company recorded $6.1 million in intangible assets, which includes $3.8 million for customer contracts, $0.4 million for trademarks and $1.9 million of goodwill.  Of the total amount of goodwill, $1.4 million is expected to be deductible for tax purposes.  The Company also recorded a deferred tax liability of $1.4 million as a result of this transaction.

Note 4:  Fair Value Measurement:

The Company’s investment securities, which are considered “available for sale” and trading consist principally of corporate preferred stocks and federal-tax-exempt state and municipal government debt.  The Company has $61.7 million of its investment securities as Level 2 assets, which are pre-refunded municipal securities and have observable inputs. The Company has $11.7 million invested in “auction rate securities” and $0.4 million in put option assets related to the auction rate securities as Level 3 assets due to the unobservable inputs caused by the lack of liquidity in the recent auctions. The valuation of these securities was based on quotes received from our brokers which were derived from their internal models combined with internally developed discount factors.  In determining a discount factor for each auction rate security, the model weights various factors, including assessments of credit quality, duration, insurance wraps, discount rates, overall capital market liquidity and comparable securities, if any.  They are carried at fair value.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

	Fair value measurements at March 31, 2009 using
	Total carrying value at March 31, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$61,738	$—	$61,738	$—
Trading securities	12,100	—	—	12,100
	$73,838	$—	$61,738	$12,100

The following tables summarize the change in the fair values for Level 3 items for the quarter ended March 31, 2009:

Level 3 changes in fair value (pre-tax):

Quarter ended March 31, 2009
Beginning balance	$15,925
Transfer into Level 3	—
Sales	(3,825)
Unrealized holding loss, included in other comprehensive income	—
Ending balance	$12,100

The Company has agreements in place with Morgan Stanley & Co. (“Morgan”) and UBS AG (“UBS”) that permit the Company to require Morgan and UBS to purchase the Company’s auction rate securities at par value plus accrued interest.  As of March 31, 2009, the Company has $11.7 million in auction rate securities.  There was less than $0.1 million in declines in the market values of the Company’s auction rate securities in the quarter ended March 31, 2009.

Note 5:  Inventories:

Inventories consisted of the following:

	Marc h 31, 2009	December 31, 2008
Raw material	$14,696	$12,531
Work in process	2,449	2,577
Finished goods	4,551	2,822
Total	$21,696	$17,930

Note 6:  Property and Equipment:

Property and equipment consisted of the following:

	March 31, 2009	December 31, 2008
Machinery and equipment	$51,147	$50,337
Land, building and building improvements	48,547	48,715
Molds	18,300	16,791
Computer equipment and software	9,973	9,890
Furniture and fixtures	1,972	1,983
Construction in progress	2,917	3,479

Total property and equipment, cost	132,856	131,195
Accumulated depreciation	(64,069)	(61,298)

Net property and equipment	$68,787	$69,897

Note 7:  Net Income Per Share:

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method, and were 133,463 and 624,129 for the quarters ended March 31, 2009 and 2008, respectively. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 1,135,000 and 1,397,000 for the quarters ended March 31, 2009 and 2008, respectively.

Note 8:  Income Taxes:

Income taxes were accrued at an estimated annual effective tax rate of 36% in the first quarter of 2009 compared to 34% in the first quarter of 2008. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, tax exempt income and deductions for domestic production activities.

Note 9:  Major Customer:

The Company had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 71% and 66% of total revenue for the quarters ended March 31, 2009 and 2008, respectively.  As of March 31, 2009 and December 31, 2008, the Company had accounts receivable from Hospira of 62% and 66%, of consolidated accounts receivable, respectively.

Note 10:  Commitments and Contingencies:

In an action filed July 6, 2006 entitled Medegen MMS, Inc. v. ICU Medical, Inc. filed in the United States District Court for the Central District of California, Medegen alleged that ICU Medical infringed one of its patents by offering for sale and selling the CLC2000 and TEGO. Medegen sought monetary damages and injunctive relief. In March 2007, Medegen withdrew its action as to the TEGO. On June 21, 2007, the Court issued an order interpreting certain terms and phrases of Medegen’s patent in a manner that we believe supported our position. On September 14, 2007, the Court issued an order granting our summary judgment motion of non-infringement and On October 19, 2007, entered judgment of non-infringement, dismissing Medegen’s case with prejudice. On October 19, 2007, the Court also dismissed, without prejudice, our counterclaims that the asserted patent is invalid and unenforceable due to inequitable conduct by Medegen before the United States Patent and Trademark Office. Medegen has appealed the Court’s claim construction and summary judgment orders. By decision issued in November 2008, the Federal Circuit reversed the order granting summary judgment and remanded the case to the District Court. The Company intends to defend itself against Medegen’s claims in this action. The outcome of this action is uncertain, therefore no accrual has been recorded.

The Company is from time to time involved in various other legal proceedings, most of which are routine litigation, in the normal course of business.  In the opinion of management, the resolution of the other legal proceedings in which the Company is involved will not likely have a material adverse impact on the Company’s financial position or results of operations.

In the normal course of business, the Company has agreed to indemnify officers and directors of the Company to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of the Company’s products.  There is no maximum limit on the indemnification that may be required under these agreements.  Although we can provide no assurances, the Company has never incurred, nor do we expect to incur, any liability for indemnification.  Except for indemnification agreements, the Company does not have any “off balance sheet arrangements”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leader in the development, manufacture and sale of proprietary, disposable medical connection systems for use in vascular therapy applications.  Our devices are designed to protect patients from catheter related bloodstream infections and healthcare workers from exposure to diseases through accidental needlesticks or hazardous drugs.  We are also a leader in the production of custom infusion sets and we incorporate our proprietary products into many of those custom infusion sets.  In addition, we are a significant manufacturer of critical care medical devices, including catheters, angiography kits and cardiac monitoring systems.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

New Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R).  Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  We adopted FAS 141(R) and FSP SFAS 141(R)-1 on January 1, 2009.  The adoption did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009.  We do not expect this pronouncement to have a material effect on our financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  We do not expect this pronouncement to have a material effect on our financial position and results of operations.

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Business Overview

Until the late 1990s, our primary emphasis in product development, sales and marketing was disposable medical connectors for use in I.V. therapy, and our principal product was the CLAVE.  In the late 1990s, we commenced a transition from a product-centered company to an innovative, fast, efficient, low-cost manufacturer of custom infusion sets, using processes that we believe can be readily applied to a variety of disposable medical devices. This strategy has enabled us to capture revenue on the entire I.V. delivery system, and not just a component of the system.  We have furthered this effort to include all of our proprietary devices beyond the CLAVE.

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be of singular importance to our growth.  In the first quarter of 2009 and years ended 2008, 2007 and 2006, our revenues from worldwide sales to Hospira were 71%, 69%, 73% and 77%, respectively, of total revenues.  Although we can provide no assurances, we expect this percentage will be maintained in the future as a result of sales of CLAVE products, custom infusion sets, new products and critical care products to Hospira.  Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market.  We expect that Hospira will be important to our growth for CLAVE, custom products, and our other products worldwide.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines.  Under one of our Hospira Agreements, we manufacture custom infusion sets for sale by Hospira and jointly promote the products under the name SetSource. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into the Manufacturing Commercialization and Development Agreement (“MCDA”) with Hospira to produce their invasive monitoring, angiography products and certain other products they had manufactured at that facility.  We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care CLAVE and custom products in the product offerings of those entities.  We are expanding our custom products business through increased sales to medical product manufacturers, independent distributors and direct sales to the end users of our product.  These expansions include our 2008 agreement with Premier and an agreement extension with MedAssets.  Both organizations are U.S. healthcare purchasing networks.  Custom products, which include custom infusion, custom oncology and custom critical care products, accounted for approximately $19.0 million or 35% of total revenue in the first quarter of 2009 and $70.2 million or 34% of total revenue in 2008.  We expect continued increases in sales of custom infusion sets and custom oncology products.  As part of this effort, we have recently introduced a number of new products:  the TEGO for use in dialyses, the Orbit 90 diabetes set, and a line of oncology products including the Spiros male luer connector device, the Genie vial access device and custom I.V sets and ancillary products specifically designed for chemotherapy.  There is no assurance that we will be successful in finding acquisition opportunities acquiring companies or products or integrating them into our existing business.

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

In February 2009, we acquired a small manufacturing and distribution company based in Germany for $5.7 million.  The products and distribution from this company are in the oncology and neonatal markets.

We believe that achievement of our growth objectives worldwide will require increased efforts by us in sales and marketing and product development in these markets.

There is no assurance that we will be successful in implementing our growth strategy. The custom products market is small, and we could encounter customer resistance to custom products.  Further, we could encounter increased competition as other companies see opportunity in this market.  Product development or acquisition efforts may not succeed, and even if we do develop or acquire products, there is no assurance that we will achieve profitable sales of such products.  An adverse change in our relationship with Hospira, or a deterioration of Hospira’s position in the market, could have an adverse effect on us.  Increased expenditures for sales and marketing and product acquisition and development may not yield desired results when expected, or at all.  While we have taken steps to control those risks, there are certain of those risks which may be outside of our control, and there is no assurance that steps we have taken will succeed.

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Quarter ended March 31,,		Fiscal Year Ended
Product Line	2009	2008	2008	2007
CLAVE	39%	41%	39%	38%
Custom products	35%	33%	34%	31%
Critical care	18%	17%	18%	23%
Other products	8%	7%	8%	7%
License, royalty and revenue share	—%	2%	1%	1%
Total	100%	100%	100%	100%

We sell our I.V. administration products to independent distributors, direct sales and through agreements with Hospira and certain other medical product manufacturers.  Most independent distributors handle the full line of our I.V. administration products.  We sell our invasive monitoring, angiography and I.V. administration products through three agreements with Hospira (the “Hospira Agreements”).  Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors and the CLC2000.  Under a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2014.  Under the MCDA, we sell Hospira invasive monitoring, angiography and other products which they formerly manufactured at the Salt Lake City facility.  The terms of the MCDA extend to 2025.  We also sell certain other products to a number of other medical product manufacturers.

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

We distribute products through three distribution channels. Product revenues for each distribution channel were as follows:

	Quarter ended March 31,		Fiscal Year Ended
Channel	2009	2008	2008	2007
Medical product manufacturers	66%	68%	67%	71%
Domestic distributors/direct	15%	18%	18%	16%
International customers	19%	14%	15%	13%
Total	100%	100%	100%	100%

Sales to international customers do not include bulk CLAVE products sold to Hospira in the U.S., but used in I.V. products manufactured by Hospira and exported. Those sales are included in sales to medical product manufacturers. Other sales to Hospira for destinations outside the U.S. are included in sales to international customers.

Quarter-to-quarter comparisons: We present summarized income statement data in Item 1- Financial Statements. The following table shows, for the year ended December 31, 2008 and the first quarters of 2009 and 2008, the percentages of each income statement caption in relation to total revenues.

	Fiscal Year	Quarter ended March 31,
	2008	2009	2008
Revenue
Net sales	99%	100%	98%
Other	1%	—%	2%
Total revenues	100%	100%	100%

Gross profit	44%	49%	40%

Selling, general and administrative expenses	26%	28%	29%
Research and development expenses	2%	1%	5%
Total operating expenses	28%	29%	34%

Income from operations	16%	20%	6%
Other income	2%	—%	3%
Income before income taxes	18%	20%	9%
Income taxes	6%	7%	3%
Net income	12%	13%	6%

Quarterly results:  The healthcare business in the United States is subject to seasonal fluctuations, and activity tends to diminish somewhat in the summer months of June, July and August, when illness is less frequent than in winter months and patients tend to postpone elective procedures. This may cause seasonal fluctuations in our business. In addition, we can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and their inventory levels, and less by seasonality. The current challenging economic environment has not had a meaningful impact on our business in the operating results reported in this report, however, starting towards the end of the first quarter of 2009, a few of our customers began to take a more conservative stance on inventory levels.  Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

Revenues were $54.3 million in the first quarter of 2009, compared to $44.7 million in the first quarter of 2008.

Distribution channels:  Net U.S. sales to Hospira in the first quarter of 2009 were $34.8 million, compared to net sales of $28.8 million in the first quarter of 2008.  The $6.0 million increase was primarily from a $2.6 million increase in CLAVE sales, a $2.1 million increase in critical care product sales and a $1.1 million increase custom product sales.  The increase in CLAVE sales was from higher unit sales due to increased market share through Hospira.  The increase in critical care product sales was due to higher unit sales charged for certain critical care products.  The increase in custom products was primarily due to higher unit sales in custom infusion sets from the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  We expect the growth in sales to Hospira in 2009 from 2008 in CLAVE and custom infusion sets to be offset by declines in critical care and custom critical care product sales, although there is no assurance that these expectations will be realized.

Net sales to domestic distributors/direct in the first quarter of 2009 (including Canada) were $8.3 million compared to $7.7 million in the first quarter of 2008, an increase of seven percent.  The increase was primarily from increased oncology and TEGO sales, both newer product lines.  We expect increases in domestic distributor sales in 2009 compared to 2008, principally from growth in custom products and new product sales, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $10.2 million in the first quarter of 2009, compared with $6.2 million in the first quarter of 2008.  The increased sales were primarily from $2.9 million of increased custom product sales and $0.4 million of increased CLAVE sales.  We acquired a small company in Germany that closed in the middle of the first quarter of 2009.  Sales from this acquisition were approximately $0.7 million in the first quarter of 2009.  The custom sales increase was primarily from unit growth in custom oncology due to a product launch of this line in the first quarter of 2008.  The CLAVE increase is from increased unit volume due to increased market share and demographic growth.  The majority of the increase was attributable to increased sales in Europe.  We expect increases in international customer sales in 2009, primarily from increased custom product sales and oncology product sales and additional sales of our new products from our recent acquisition, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE products increased from $18.3 million in the first quarter of 2008 to $21.2 million in the first quarter of 2009, an increase of $2.9 million or 16%.  This increase was primarily from increased sales to Hospira from increased market share and demographic growth.  We expect increases in CLAVE product sales in 2009 compared to 2008, although there is no assurance that these expectations will be realized.

                Net sales of custom products, which include custom infusion, custom oncology products and custom critical care products, were $19.0 million in the first quarter of 2009 compared to $14.9 million in the first quarter of 2008.  This increase was primarily comprised of increased sales of custom oncology products of $2.7 million and custom infusion sets of $1.4 million.  The unit growth in custom infusion sets was primarily due to the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  The unit growth in custom oncology is due to a product launch of this line in the first quarter of 2008.  We expect increases in custom infusion set sales and new custom oncology sales.  We expect decreases in custom critical care sales from unit volume decreases in 2009 compared to 2008.

                Critical care product sales were $9.6 million in the first quarter of 2009 compared to $7.4 million in the first quarter of 2008.  This increase was due to higher unit sales of certain critical care products.  We expect unit volume decreases in 2009 compared to 2008.

                Our new oncology product sales, including custom oncology, were $4.3 million in the first quarter of 2009 compared to $1.3 million in the first quarter of 2008.

Other revenue consists of license, royalty and revenue share income and was approximately $0.1 million in the first quarter of 2009 and $1.0 million in the first quarter of 2008.  The decrease from 2008 was due to an exclusivity payment we received in 2008 that did not recur in 2009.  We may receive other license fees or royalties in the future for the use of our technology.  There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margins for the first quarters of 2009 and 2008 were 49% and 40%, respectively.  The margin improvement is attributed to a favorable product mix, improved efficiencies at our Mexico manufacturing facility, favorable exchange rate fluctuations on costs incurred at our Mexico manufacturing facility and lower transportation costs on our products.

We estimate our gross margin in 2009 will approximate 44-45%.  There is no assurance that these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) were $15.1 million and 28% of revenues in the first quarter of 2009, compared with $13.1 million and 29% of revenues in the first quarter of 2008.  The increase was primarily from increased legal expenses of $1.4 million, increased compensation and benefits of $0.5 million and higher sales and marketing promotional costs of $0.2 million.  The increase in legal expenses is primarily from higher patent litigation costs.  The increase in compensation and benefits is primarily from greater stock compensation and higher salary costs, which includes 13 new hires in sales.  We expect SG&A in 2009 to be approximately 27-28% of revenue with the increase principally from the addition of sales personnel, increased travel related expenses, increased compensation and stock compensation expense and higher legal expenses from ongoing litigation. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $0.7 million and one percent of revenue in the first quarter of 2009 compared to $2.0 million and five percent of revenue in the first quarter of 2008. The decrease is primarily due to our increased focus on our core projects in the latter half of 2008 and MedScanSonics ceasing operations in 2008.  We expect R&D in 2009 to be one to two percent of revenue, although there is no assurance that these expectations will be realized.

Other income decreased $1.2 million to $0.3 million in the first quarter of 2009 compared to $1.5 million in the first quarter of 2008.  Other income in the first quarter of 2009 is primarily comprised of interest income.  Other income in the first quarter of 2008 includes $1.1 million of interest income and $0.4 million from a payment under a settlement agreement.  The decrease in interest income was due to lower interest rates.

Income taxes were accrued at an estimated annual effective tax rate of 36% in the first quarter of 2009 compared to 34% in the first quarter of 2008.  The 2008 rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, tax exempt income and deductions for domestic production activities. We expect our effective tax rate to be approximately 36% in 2009.

Liquidity and Capital Resources

During the first quarter of 2009, our cash, cash equivalents and current and long-term investment securities increased by $18.7 million.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories and the timing of tax payments.

                During the first quarter of 2009, our cash provided by operations was $19.8 million, which was mainly comprised of net income of $7.1 million, depreciation and amortization of $3.6 million, stock compensation expense of $0.6 million, offset by changes in our operating assets and liabilities.  The $7.8 million decrease in accounts receivable was the largest contributor to the change in our operating assets and liabilities.  The decrease was primarily due to cash collection on sales in the fourth quarter of 2008.

Investing Activities:  During the first quarter of 2009, cash used by investing activities was $8.2 million.  This was primarily comprised of net investment purchases of $6.4 million and cash paid for purchases of property and equipment of $2.1 million which were primarily for equipment and mold additions.

We estimate that our capital expenditures in 2009 will approximate $15.0 million, including an estimated $4.0 million to purchase land and begin construction of a manufacturing plant for our custom products in Slovakia. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

                Financing Activities:   Our cash provided by financing activities was $1.3 million in the first quarter of 2009.  Cash provided by stock options and the employee stock purchase plan, including tax benefits, was $1.8 million from the sale of 63,386 shares.  The tax benefits from the exercise of stock options fluctuates based principally on when employees choose to exercise their vested stock options.

                In July 2008, we announced a program to purchase up to $40.0 million of our common stock.  We purchased $5.9 million in 2008 and $ 0.6 million in the first quarter of 2009.  Additional share repurchases may be made as we deem appropriate and based upon prevailing market and business conditions.

We have a substantial cash and investment security position generated from profitable operations and stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and to take advantage of acquisition opportunities that may arise.  Our primary investment goal is principal preservation, as further described below in Item3. Quantitative and Qualitative Disclosures about Market Risk.

We believe that our existing cash, cash equivalents and investment securities along with funds expected to be generated from future operations will provide us with sufficient funds to finance our current operations for the next twelve months.  In the event that we experience illiquidity in our investment securities, downturns or cyclical fluctuations in our business that are more sever or longer than anticipated or if we fail to achieve anticipated revenue and expense levels, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all.

Off Balance Sheet Arrangements

In the normal course of business, we have agreed to indemnify our officers and directors to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of our products.  There is no maximum limit on the indemnification that may be required under these agreements.  Although we can provide no assurances, we have never incurred, nor do we expect to incur, any liability for indemnification.  Except for indemnification agreements, we do not have any “off balance sheet arrangements”.

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

2009 (in thousands)
MCDA	$8,131
Property and equipment	4,156
Total	$12,287

Forward Looking Statements

Various portions of this Report, including this Management’s Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” and we identify them by using words such as “believe,” “expect,” “estimate,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, among other things, statements about:

•                  future operating results and various elements of operating results, including future expenditures on sales and marketing and product development, future sales and unit volumes of products, future license, royalty and revenue share income, production costs, gross margins, litigation expense, SG&A, R&D expense, future costs of expanding our business, income, losses, cash flow, changes in working capital items such as receivables and inventory, selling prices, and income taxes;

•                  factors affecting operating results, such as shipments to specific customers, reduced dependence on current proprietary products, expansion in international markets, selling prices, future increases or decreases in sales of certain products and in certain markets and distribution channels, increases in systems capabilities, introduction and sales of new products, warranty claims, rebates, product returns, bad debt expense, inventory requirements, manufacturing efficiencies and cost savings, unit manufacturing costs; establishment of production facilities outside the U.S., adequacy of production capacity, results of R&D, asset impairment losses, relocation of manufacturing facilities and personnel, effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies, business seasonality and fluctuations in quarterly results, customer ordering patterns and the effects of new accounting pronouncements; and

•                  new or extended contracts with manufacturers and buying organizations, dependence on a small number of customers, effect of the acquisition of Hospira’s Salt Lake City manufacturing facility and the manufacture of products for Hospira under the MCDA, cost savings and use of our systems and procedures under the MCDA, and the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers, consolidation of the healthcare provider market and downward pressure on selling prices; future purchases of treasury stock; working capital requirements; liquidity and realizable value of our investment securities, outcome of future auctions of auction rate securities, future investment alternatives, foreign currency denominated financial instruments; capital expenditures; acquisitions of other businesses or product lines; indemnification liabilities; contractual liabilities.

The kinds of statements described above and similar forward looking statements about our future performance are subject to a number of risks and uncertainties which one should consider in evaluating the statements. First, one should consider the factors and risks described in the statements themselves or otherwise discussed herein. Those factors are uncertain, and if one or more of them turn out differently than we currently expect, our operating results may differ materially from our current expectations.

Second, one should read the forward looking statements in conjunction with the Risk Factors in Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.  Also, our actual future operating results are subject to other important factors that we cannot predict or control, including among others the following:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had a portfolio of corporate preferred stocks, federal-tax exempt state and municipal government debt securities, commercial paper and put options of $73.8 million as of March 31, 2009.  The securities are all “investment grade”.  As of March 31, 2009, $61.7 million of our investment securities were invested in pre-refunded municipal securities, $11.7 million were invested in “auction rate securities” and $0.4 million were in put option assets related to auction rate securities.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.  For most of the auction rate securities, dividend and interest rates reset at auction at fourteen to thirty-five day intervals.   For the quarter ended March 31, 2009, we had less than $0.1 million in declines in the market values of the auction rate securities.

Up until early February 2008, the market for our auction rate securities was highly liquid.  However, as a result of liquidity issues in the global credit and capital markets, auctions for all of our auction rate securities failed beginning in February 2008 when sell orders exceeded buy orders.  The failures of these auctions do not affect the value of the collateral underlying the auction rate securities, and we continue to earn and receive interest on our auction rate securities at pre-determined formula with spreads tied to particular interest rate indexes.  Liquidity has been substantially impaired since February 2008 and accordingly we have substantially reduced our position in these types of investments since that time.  We have further mitigated liquidity concerns by acquiring put options on our auction rate securities from Morgan Stanley & Co. and UBS AG.  The put options are enforceable, non-transferrable rights and agreement to purchase our existing auction rate securities at par value plus accrued interest.  We intend to continue our investment objectives of avoiding credit and market risk in the future.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities, commercial paper and corporate preferred stocks in our portfolio and market conditions specific to the securities in which we invest.  A two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.5 million to investment income based on the investment securities balance at December 31, 2008.

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2008 and our manufacturing spending from 2008 would impact our cost of goods sold by approximately $1.8 million.  Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for our European operations, where our net Euro asset position at March 31, 2009 and 2008 were approximately €11.1 million and €5.1 million. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes has not been material to date. We are not dependent upon any single source for any of our principal raw materials and we believe all such materials and products are readily available.  Based on our average price for resin in fiscal year 2008, a 10% increase to the price of resin would result in approximately a $0.6 million change in material cost.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We have not been required to pay any penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

In an action filed June 16, 2004 entitled ICU Medical, Inc. v. Alaris Medical Systems, Inc. in the United States District Court for the Central District of California, we alleged that Alaris infringes ICU’s patent through the manufacture and sale of the SmartSite and SmartSite Plus Needle-Free Valves and Systems.  On August 2, 2004, the Court denied our request for a preliminary injunction.  On December 27, 2004, we amended our complaint to allege that Alaris infringes three additional patents.  On July 17, 2006, the Court issued an order interpreting certain claims in the asserted patents in a manner that, if upheld, could significantly impair our ability to enforce those patents against Alaris and potentially others.  The Court also issued partial summary judgment in favor of Alaris based on one of those interpretations.  On January 22, 2007, the Court granted Alaris’ summary judgment motion of invalidity as to the remaining claims asserted against Alaris and on

February 22, 2007, the Court entered judgment dismissing those remaining claims.  The Court’s order adjudicated only the asserted claims of the patents in suit, not other claims in the patents. Following entry of the judgment dismissing our case, the Court heard Alaris’ motion to recover its fees, costs and expenses, and on April 16, 2007, the Court granted in part Alaris’ motion.  On June 28, 2007, the Court awarded Alaris $4.8 million in fees and costs, which were later increased to $5.0 million, plus post-judgment interest.  We appealed the Court’s decisions. The Federal Circuit has affirmed the District Court’s decision, and we have filed a Petition for Rehearing En Banc relating to a portion of the fee award.  Because the award of fees and costs is a judgment against us and the outcome of the appeal is uncertain, we recorded a charge of $5.0 million in our financial statements for the year ended December 31, 2007.   We have not paid the judgment, pending outcome of the appeal.

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

Item 1A. Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  Except for the risk factor set forth below, there have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2008.

We are increasingly dependent on manufacturing in Mexico and could be adversely affected by any economic, social or political disruptions

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

Additionally, recent political and social instability resulting from increased violence in certain areas of Mexico have raised concerns about the safety of our personnel.  These concerns may hinder our ability to send domestic personnel abroad and to hire and retain local personnel.  Such concerns may require us to increase security for personnel traveling to our Mexico facility or to conduct more operations from the United States rather than Mexico, which may negatively impact our operations and result in higher costs and inefficiencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, our Board of Directors authorized a program to purchase $40.0 million of our common stock.  In 2008, we purchased $5.8 million of our common stock from this program.  Future purchases will depend on the stock price, prevailing market and business conditions and other considerations.

The following is a summary of our stock repurchasing activity during the first quarter of 2009:

Period	Shared purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
01/01/2009 — 01/31/2009	—	$—	—	$34,142,000
02/01/2009 — 02/28/2009	16,499	33.92	16,499	33,582,000
03/01/2009 — 03/31/2009	—	—	—	33,582,000
First quarter 2009 total	16,499	$33.92	16,499	33,582,000

Item 3. Default Upon Senior Securities

Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable

Item 5. Other Information

None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date: April 23, 2009
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

Exhibit 10.1	Employment Agreement between the Registrant and George A. Lopez, M.D. effective January 1, 2009, dated March 10, 2009

Exhibit 14.1	Code of Business Conduct and Ethics for Directors and Officers, filed as Exhibit 14.1 to Form 8-K with the SEC on February 2, 2009, and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document