Form 10-K
period 2009-12-31
ICU MEDICAL INC/DE
filed 2010-02-19
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-19974

ICU MEDICAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0022692
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

951 Calle Amanecer
San Clemente, California	92673
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 366-2183

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.10 per share Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC (Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:
None

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
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2009, the last business day of registrant’s most recently completed second fiscal quarter, was $524,011,096*.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2010 was 14,019,330.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2010 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III of this Report.

*  Without acknowledging that any person other than Dr. George A. Lopez is an affiliate, all directors and executive officers have been included as affiliates solely for purposes of this computation.

ICU Medical, Inc.
Form 10-K

For the Year Ended December 31, 2009

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

In 1993, we launched the CLAVE, an innovative one-piece, needleless I.V. connection device that accounted for approximately 37% of our revenue in 2009, exclusive of CLAVEs incorporated into custom infusion sets.  We believe that the CLAVE offers significant infection control benefits for the patient as well as a combination of safety, ease of use, reliability and cost effectiveness for healthcare providers that gives us a leading position in the market.  It allows protected, secure and sterile I.V. connections without needles and without failure-prone mechanical valves used in the I.V. connection systems of some competitors.  The CLAVE is a successor to our protected needle products first introduced in 1984.  We designed the CLAVE to eliminate needles from certain applications in acute care hospitals, home healthcare, ambulatory surgical centers, nursing homes, convalescent facilities, physicians’ offices, medical clinics, and emergency centers.  Reduction in the use of needles not only decreases needlesticks but also reduces the number of needles to be disposed of and certain safety risks inherent in needle handling and disposal.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines.  For example, under one of our several agreements that we have entered into with Hospira, Inc. (“Hospira”), we manufacture custom infusion sets for sale by Hospira and jointly promote the products under the name SetSource. Additionally, in 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into an agreement with Hospira to produce their critical care products, including invasive monitoring, angiography products and certain other products they had manufactured at that facility.  On August 31, 2009, we purchased the commercial rights and physical assets from Hospira’s critical care product line which provide us control over all aspects of our critical care product line.  We also contract with group purchasing organizations and independent dealer networks for inclusion of all our products in the product offerings of those entities.

We are expanding our custom products business through increased sales to medical product manufacturers, independent distributors and through direct sales to the end users of our products.  These expansions include our 2008 agreement with Premier and an agreement extension with MedAssets.  Both organizations are U.S. healthcare purchasing networks.  Custom products, which include custom infusion, custom oncology and custom critical care products, accounted for approximately 34% of total revenue in 2009. We have recently introduced a number of new products:  the TEGO® for use in dialyses, the Orbit 90® diabetes set, and a line of oncology products including the Spiros™ male luer connector device, the Genie™ vial access device, custom I.V sets and ancillary products specifically designed for chemotherapy.  There is no assurance that we will be successful in finding future acquisition opportunities or integrating these new product lines into our existing business.

We currently sell substantially all of our products to I.V. product manufacturers, independent distributors and direct sales to the end user.  Hospira, our largest customer, accounted for 53% of our worldwide revenues in 2009.

First person pronouns used in this Report, such as “we,” “us,” and “our,” refer to ICU Medical, Inc. and its subsidiaries unless context requires otherwise.

Our website address is http://www.icumed.com.  We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports free of charge on our website as soon as reasonably practicable after filing them with the Securities and Exchange Commission.  We also have our code of ethics posted on our website (http://www.icumed.com).  The information on our website is not incorporated into this Annual Report.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that site (http://www.sec.gov).

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

Heightened awareness of the risk of infection from needlesticks and the substantial expense to healthcare providers of complying with regulatory protocols when needlesticks occur have led to growing demand for safe medical devices such as our needleless I.V. connectors. This awareness has also lead to significant federal and state legislation.  The federal Needlestick Safety and Prevention Act, enacted in 2000, modified standards promulgated by the Occupational Safety and Health Administration (“OSHA”) to require employers to use needle-safe systems where appropriate to reduce risk of injury to employees from needlesticks.  This was a significant expansion of the previous OSHA mandate that “universal precautions” be observed to minimize exposure to blood and other body fluids.  In 1998, the State of California enacted the bloodborne pathogen standard under the state’s occupational safety and health statute.  This standard mandates use of needlestick prevention controls, including needleless systems.  California was the first state to enact such legislation, and since then many other states have enacted similar legislation.  Our devices will help enable a healthcare provider to comply with any of these standards.

Hospital Acquired Infection (“HAI”) is a substantial concern for healthcare providers today. HAI can be caused by a variety of issues, one being a vascular catheter becoming contaminated with bacteria. This result is what is known as a Catheter Related Bloodstream Infection (“CRBSI”) and has a high rate of patient morbidity and mortality. The Centers for Medicare Services (“CMS”) discontinued payment for HAI that are a result of Vascular Catheter Associated Infections in late 2008. The reported cost for treatment of a single CRBSI can be as high as $60,000. The CLAVE technology is designed to prevent bacterial contamination of the vascular catheter and will assist healthcare facilities in the effort to reduce these types of infections. We believe that the CLAVE has certain design features, as discussed below, that are important for the prevention of CRBSI. Additionally, we believe that these important design features are not available in competitive products.

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

The MicroCLAVE® is smaller than the standard CLAVE but is functionally similar.  The MicroCLAVE has a feature where upon disconnection of an I.V. administration set or syringe, there is a neutral displacement of fluid. This allows clinicians to utilize known protocols without the risk of device failure and a saline flush regimen which reduces cost and exposure to the drug Heparin, an anti-clotting agent. The MicroCLAVE is intended for use on all peripheral and central catheters, which allows it to be used throughout the Hospital and reduces line items that the Hospital may need to carry and the educational burden of having multiple devices. The MicroCLAVE is being marketed as an extension of the CLAVE product line for use where the infection control, neutral displacement and saline flush features are advantageous.

CLAVE products are our largest selling product line, and accounted for 37% and $85.2 million of our revenue in 2009. Additional information regarding CLAVE product sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Custom Sets

Our custom sets include custom infusion sets, custom oncology sets and custom critical care sets.

In the late 1990’s, we entered the market for custom sets.  To promote the growth of the business, we have developed innovative software systems and manufacturing processes known as SetMaker that permits us to design a custom infusion set to a hospital’s or clinician’s exact specifications, commence production in Mexico or Europe within less than a day after we receive the customer order and ship smaller orders of the custom infusion sets to the customer within three days of receipt.  While we are capable of meeting customer demand on this accelerated three-day schedule, in normal circumstances we ship within twenty-one to thirty days of receipt of the customers’ order.  This is a fraction of the time required by other custom set manufacturers.  The use of sophisticated design, validation, ordering and order tracking systems and streamlined assembly and distribution processes allows us to sell custom infusion sets at prices substantially lower than those charged by other producers of custom infusion sets.

Under a 2001 agreement with Hospira, we manufacture all new custom infusion sets for sale by Hospira, and the two companies jointly promote the products under the name SetSource.  The current term of the agreement extends through 2014.  Sales of custom infusion sets continue to increase as a result of the agreement and we expect further increases in sales of custom infusion sets, although there is no assurance that such increases will be achieved.

We have committed significant resources to the strategic initiative to expand our custom infusion set businesses and expect to incur additional expenses for continuing software development and enhancements in the manufacturing process.

A substantial portion of the invasive monitoring and angiography products are custom critical care products designed to meet the specific needs of the customer.  Most of the critical care products can be sold in custom systems containing specific components to meet the specific needs of the customer, and in some cases, custom made or acquired components

For the year ended December 31, 2009, net sales of custom sets were approximately $78.6 million, 38% of these sales were with domestic distributors and domestic direct sales, 37% with Hospira and 25% from international distributors and international direct sales. Additional information regarding custom sets sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

CLC2000®

The CLC2000 is a one piece, swabbable connector used to connect I.V. lines to catheters, which is engineered to have a positive displacement of fluid on disconnection which in turn will prevent the back-flow of blood into the catheter.  The CLC2000 does not permit the use of needles, thereby ensuring compliance with needle-free policies of healthcare providers.  The CLC2000 also contains no natural rubber latex.  The CLC2000 was developed to reduce clotting of catheters because of back-flow when the I.V. line is disconnected.  The CLC2000 consists of a “T” shaped cylindrical housing, which contains a poppet that is depressed as the luer tip enters the CLC2000.  Fluid flows around the poppet and through the housing and into the catheter. When the luer is removed from the CLC2000, a portion of the fluid remaining in the housing is expelled out through the tip of the catheter while a constant positive pressure is maintained to prevent any back-flow into the catheter.

The CLC2000 is typically used on central venous catheters where catheter occlusion is most prevalent.  Generally, when an I.V. line is disconnected from the catheter, there is a back-flow of blood from the patient’s vein into the catheter.  That blood in time coagulates and occludes the catheter.  Occlusion (“clotting off”) of catheters requires expensive drugs and procedures to “flush” the catheter, or if those procedures are not effective, replacement of the catheter. We concentrate the marketing of the CLC2000 where its “no back-flow” features are of maximum benefit in patient care.  These are generally therapies that use long-term indwelling central venous catheters such as oncology and long-term infusion of medication.  CLC2000 accounted for $5.9 million of our revenue in 2009.

Standard Critical Care Products

Standard critical care products are used to monitor vital signs as well as specific physiological functions of key organ systems.  In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into an agreement with Hospira to produce their critical care products, including invasive monitoring, angiography products and certain other products they had manufactured at that facility.  On August 31, 2009, we purchased the commercial rights and physical assets from Hospira’s critical care product line which provide us control over all aspects of our critical care product line.

The standard critical care products we manufacture are invasive hemodynamic monitoring systems that are used to monitor cardiac function and blood flow in critically ill patients.  They include all components of the invasive monitoring system.  The products we manufacture at our Salt Lake City facility, almost all of which are disposable, are the following:

Pressure monitoring devices:  Disposable pressure-sensing devices provide accurate and continuous blood pressure readings and show the immediate effect of fluid management and drug administration.  These products are used most commonly on patients with suspected pulmonary disease or cardiovascular dysfunction.

Blood sampling systems:  Blood sampling systems provide the clinician with a convenient, needleless method to obtain a patient’s blood sample and to administer I.V. fluids or drugs in conjunction with blood pressure monitoring devices.  They are designed to protect the clinician from exposure to bloodborne pathogens and reduce the risk of I.V. line contamination.

Angiography kits:  A broad range of devices for use in the cardiac catheterization laboratory enable physicians to monitor the function of the heart and examine the coronary arteries.  They are various types of “Left Heart” and “Right Heart” procedural kits which include manifolds, syringes, stopcocks, specialized injection tubing and dye management systems, many of which contain pressure-sensing devices, and waste management systems.

Advanced sensory catheters: Catheters used to measure cardiac output and blood oxygen levels.  Depending on specific design, these catheters contain up to five lumens and use fiber-optics to continuously measure mixed venous oxygen saturation, blood pressure and cardiac output.  They may also permit administration of fluids and drugs, monitoring patient temperature and pressures and blood sampling.

Pulmonary artery thermodilution catheters: Catheters used for cardiac output determinations, fluid and drug administration, temperature and pressures and blood sampling.  Depending on specific design, these catheters contain up to five lumens.

Multi-lumen central venous catheters: Catheters used for monitoring central venous pressure, blood sampling, and simultaneous administration of multiple I.V. solutions or drugs at individual flow rates.

Our 2009 standard critical care sales were $41.8 million. Additional information regarding standard critical care sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Other Products and Revenues

We have a significant number of patents on the technology in our products and methods used to manufacture them.  We have continuing royalty and revenue share income from our technology and from time to time may receive license fees or royalties from other entities for the use of our technology.

New Products

We have recently introduced a number of new products:  the TEGO for use in dialysis, a line of oncology products that includes the Spiros male luer connector device, the Genie vial access device, the Orbit 90 diabetes set and custom I.V. sets and ancillary products specifically designed for oncology therapy.  Sales of these new products were $19.4 million in 2009.

We are developing several new products that we intend to introduce in 2010 and later.  We believe innovative products continue to be important to maintaining and increasing our sales levels.

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

As of December 31, 2009, we employed 168 people worldwide in sales and marketing and expect this to increase in 2010.  Our sales function includes product specialists worldwide who support our medical product manufacturing customers, our independent domestic distributors and end users of our products.  Our product specialists call on prospective customers, demonstrate products and support programs to train the salespeople and customers’ staffs in the use of our products.

Medical Product Manufacturers

We have a strategic supply and distribution relationship with Hospira, a major I.V. product supplier, which has a significant share of the U.S. I.V. set market under contract.  The agreement runs through 2014 and provides Hospira with conditional rights to distribute certain of our CLAVE and other products to certain categories of customers both in the United States and foreign countries.  Depending on the product and category of customer, these rights may be exclusive or nonexclusive.

Hospira purchases CLAVE products packaged separately for distribution to healthcare providers and in bulk for assembly into Hospira’s full range of I.V. products.  The MicroCLAVE, CLC2000, Lopez Valve, Spiros, Genie and Rhino products are purchased and packaged separately.

Under another agreement with Hospira that extends through 2014, we have the exclusive right to manufacture all new custom gravity I.V. sets for sale by Hospira, other than those custom sets that Hospira was manufacturing before we entered into the agreement in 2001.  We jointly promote the products under the name SetSource with Hospira. Hospira is the exclusive and non-exclusive distributor and co-promoter of SetSource products to certain categories of customers, including SetSource products containing both companies’ proprietary products.

Worldwide sales to Hospira accounted for approximately 53% of our revenue in 2009.  The loss of Hospira as a customer would have a significant adverse effect on our business and operating results.

Independent Domestic Distributors

As of December 31, 2009, we had 43 independent distributors in the United States and Canada who employ approximately 707 salespeople in the aggregate and which accounted for approximately 28% of our revenues in 2009.  We include Canada as “domestic” for administrative purposes.  Distributors purchase and stock our products for resale to healthcare providers.

No single independent distributor accounted for more than five percent of revenue in 2009.  Although the loss of one or more of our larger distributors could have an adverse affect on our business, we believe we could readily locate other distributors in the same territories who could continue to distribute our products to the same customers.

International

International distribution is concentrated principally in Europe, Asia Pacific, Southeast Asia, Latin America, South Africa and the Middle East.  Foreign sales (excluding Canada) accounted for approximately 21%, 15% and 13% of our revenues in 2009, 2008 and 2007, respectively.  As of December 31, 2009, we had approximately 91 international distributors.  Customers in Europe are served by our facilities in Italy and Germany.  We serve the rest of the world from our facilities in the U.S. and Mexico.  We have 17 business development personnel serving Europe and seven serving Asia Pacific, Southeast Asia, the Middle East, Africa and Latin America.  We expect to add more business development personnel in 2010.

Administrative operations are in San Clemente, California, Roncanova in northern Italy (at the site of our assembly plant) and Ludenscheid, Germany.  Currently, all shipments from the United States are invoiced in U.S. dollars and sales from Europe are invoiced in Euros.  At December 31, 2009 and 2008, our long-lived assets located outside the United States was $51.3 million and $44.0 million, respectively.

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

We own a fully integrated medical device manufacturing facility in Salt Lake City, Utah with approximately 450,000 square feet of state-of-the art manufacturing space.  This building includes approximately 82,500 square feet of class 100,000 clean room area, approximately 36,000 square feet of other manufacturing space, approximately 104,000 square feet of warehouse space and approximately 155,000 square feet of office space.  As of December 31, 2009, this facility was equipped with 66 injection molding machines and ancillary equipment and approximately 40 automated or semi-automated assembly machines.  These sophisticated, highly automated assembly systems are designed to minimize human intervention and assemble the CLAVE, Y-CLAVE, MicroCLAVE, CLAVE vial access spike, CLC2000, RF150 and some of our critical care products.  The assembly systems are custom designed and manufactured for us.  Our mold maintenance shop supports the repair and maintenance needs of our molding.  In addition, the mold maintenance shop serves as a research and development prototype shop, and utilizes advanced computer assisted design systems and automated machining equipment.

Most of our manual assembly is done at our facility in Ensenada, Mexico.  This facility has approximately 241,000 square feet of production and warehousing space and an electron beam sterilizer.  Principal products assembled manually are I.V. therapy systems, critical systems, custom angiography systems, kits, CLAVE and oncology ancillary products and accessories.

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

We have a 21,000 square foot building in northern Italy where we assemble I.V. therapy systems.  We also manufacture I.V. sets and compounders in our leased facility in Ludenscheid, Germany.  We are building a manufacturing plant in Slovakia that will produce custom products to supply our European market.

Government Regulation

Government regulation is a significant factor in the development, marketing and manufacturing of our products. The Food and Drug Administration (“FDA”) regulates medical product manufacturers and their products under a number of statutes including the Food, Drug and Cosmetic Act (“FDC Act”), and we and our products are subject to the regulations of the FDA.  The FDC Act provides two basic review procedures for medical devices.  Certain products may qualify for a submission authorized by Section 510(k) of the FDC Act, under which the manufacturer gives the FDA a pre-market notification of the manufacturer’s intention to commence marketing the product.  The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product.  Marketing may commence when the FDA issues a letter finding substantial equivalence.  If a medical device does not qualify for the Section 510(k) procedure, the manufacturer must file a pre-market approval (“PMA”) application.  This requires substantially more extensive pre-filing testing than the Section 510(k) procedure and involves a significantly longer FDA review process.  FDA approval of a PMA application occurs only after the applicant has established safety and efficacy to the satisfaction of the FDA. Each of our current products has qualified for the Section 510(k) procedure, and we anticipate that any new products that we are likely to market will qualify, for the expedited Section 510(k) clearance procedure. However, certain of our new products may require a lengthier time for clearance than we have experienced in the past and there can be no assurance that a PMA application will not be required.  Further, there is no assurance that other new products we develop or any manufacturers that we might acquire, or claims that we may make concerning those products, will qualify for expedited clearance rather than the more time consuming PMA procedure or that, in any case, they will receive clearance from the FDA.  FDA regulatory processes are time consuming and expensive.  Uncertainties as to time required to obtain FDA clearances or approvals could adversely affect the timing and expense of new product introductions.  All of the regulated products that we currently manufacture are classified as Class II medical devices by the FDA.  Class II medical devices are subject to performance standards relating to one or more aspects of the design, manufacturing, testing and performance or other characteristics of the product in addition to general controls involving compliance with labeling and record keeping requirements.

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

Our present and future products compete with needleless I.V. connection systems like those marketed by Baxter Healthcare Corporation, B. Braun Medical, Inc. (“B. Braun”), Carefusion, Inc. (“Carefusion”) formerly Cardinal Healthcare, Becton Dickinson and others.  Although we believe that our needleless devices have distinct advantages over competing systems, there is no assurance that they will be able to compete successfully with these products.

The market for critical care devices is highly competitive.  Competition is based on pricing, customer service and product features.  The overall market for the critical care products has been declining in recent years in certain segments and is turning to less invasive products. Given our new expanded customer base, as a result of the critical care asset purchase from Hospira, we are better positioned to take advantage of new product introductions and gaining back market share.

Manufacturers of products with which we currently compete, or might compete in the future, include large companies with an established presence in the healthcare products market and substantially greater financial, marketing and distribution, managerial and other resources.  In particular, Baxter, Carefusion, Hospira, Fresenius and B. Braun are leading distributors of I.V. therapy systems, Edwards Life Sciences has a significant share of the critical care catheter market, invasive monitoring disposables market and arterial blood sampling system market, while Navilyst, formerly part of Boston Scientific, and Merit Medical are competitive in the angiography kit market.  Several of these competitors have broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals to supply substantially all of their product requirements in these areas.  In order to achieve greater market penetration or maintain our existing market position, we have established strategic relationships with customers such as Hospira.

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

Patents

We have United States and certain foreign patents on the CLAVE, CLC2000, Orbit 90, 1o2 Valve, TEGO, Click Lock technology, Custom Set Design and Manufacturing Methods.  We have applications pending for additional United States and foreign patents on TEGO, Y-CLAVE with integral check value, Orbit 90, CLC2000, CLAVE, Spiros Closed Male Connector, Genie Closed Vial Access Device and Custom Set Design and Manufacturing Methods.  The expiration dates of our patents range from 2010 to 2023.  While we no longer manufacture and sell the Click Lock and Piggy Lock, the patents have considerable value for potential use in other devices.

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

Seasonality

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

Employees

At December 31, 2009 we had 1,911 full-time employees, consisting of 256 engaged in sales, marketing and administration and 1,655 in manufacturing, molding, product development and quality control, including 1,134 in Mexico. We contract with independent temporary agencies to provide some production personnel who are not our employees.  At December 31, 2009, we had 25 temporary production personnel.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the following risk factors, as well as the other information contained in this Annual Report and our other reports and registration statements filed with the Securities and Exchange Commission.

Unexpected changes in our arrangements with Hospira or unexpected difficulties in connection with the purchase of Hospira’s critical care product line may cause a decline in our sales and could result in a significant reduction in our sales and profits.

We depend on Hospira for a high percentage of our sales. The table below shows our total revenue and percentage of total revenue attributable to various types of customers for the years ended December 31, 2009, 2008 and 2007 (dollars in millions):

	Years ended December 31,
	2009		2008		2007
Hospira (U.S.)	$112.4	49%	$132.6	65%	$129.7	69%
Other manufacturers	3.6	2%	3.7	2%	2.7	1%
Domestic distributors/direct sales	65.9	28%	35.9	17%	29.5	16%
International distributors/direct sales	49.1	21%	30.8	15%	23.7	13%
Other revenue	0.5	0%	1.7	1%	2.5	1%

Our principal agreements with Hospira are the MCDA and a strategic supply and distribution agreement for most of our other medical devices in the domestic and international markets and an agreement to sell Hospira custom infusion systems. The MCDA is scheduled to expire in 2025 and the latter two agreements are scheduled to expire in 2014.  In connection with the closing of our asset purchase of Hospira’s critical care product line in August 2009, our commitments under the MCDA to fund certain research and development to improve critical care products and develop new products for sale to Hospira and to provide sales specialists focused on critical care were terminated.

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

Our ability to maintain and increase our market penetration depends on the success of our arrangement with Hospira and Hospira’s arrangements with major buying organizations and its ability to renew such arrangements, as to which there is no assurance. Our business could be materially adversely affected if Hospira terminates its arrangement with us, negotiates lower prices, sells competing products or increases it sales of competing products, whether manufactured by Hospira or others, or otherwise alters the nature of its relationship with us. Although we believe that Hospira views us as a source of innovative and profitable products, there is no assurance that our relationship with Hospira will continue in its current form.

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

On August 31, 2009, we completed an asset purchase with Hospira, acquiring the commercial and physical assets of Hospira’s critical care line.  We are responsible for all aspects of the critical care line, including sales, marketing, customer contracting and distribution.  In connection with the closing of this transaction, our commitments under the MCDA to fund certain research and development to improve critical care products and develop new products for sale to Hospira and to provide sales specialists focused on critical care were terminated.  We entered into a transition services agreement with Hospira to facilitate the transition, but we can provide no assurances that the transition will occur without delays, disruptions or significant costs.  Any delay, disruption or significant costs in the transition may reduce or eliminate the expected benefits from the transaction.

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

We are increasingly dependent on manufacturing in Mexico and could be adversely affected by any economic, social or political disruptions

We continue to expand our production in Mexico. Any political or economic disruption in Mexico or a change in the local economy could have an adverse effect on our operations.  In 2009, production costs in Mexico were approximately $59.1 million. Most of the material we use in manufacturing is imported into Mexico, and substantially all of the products we manufacture in Mexico are exported. We depend on our ability to move goods across the border quickly. Any disruption in the free flow of goods across the border could have an adverse effect on our business.

As of December 31, 2009, we employed 1,134 people in our plant in Ensenada, Mexico, and we expect this number to increase in 2010. Business activity in the Ensenada area has expanded significantly, providing increased employment opportunities. This could have an adverse effect on our ability to hire or retain necessary personnel and result in an increase in labor rates. We continue to take steps to compete for labor through attractive employment conditions and benefits, but there is no assurance that these steps will continue to be successful or that we will not face increasing labor costs in the future.

Additionally, political and social instability resulting from increased violence in certain areas of Mexico have raised concerns about the safety of our personnel.  These concerns may hinder our ability to send domestic personnel abroad and to hire and retain local personnel.  Such concerns may require us to increase security for personnel traveling to our Mexico facility or to conduct more operations from the United States rather than Mexico, which may negatively impact our operations and result in higher costs and inefficiencies.

Healthcare reform legislation could adversely affect our revenue and financial condition.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. Recently, the current administration and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. The federal fiscal year 2010 budget includes proposals to limit Medicare payments. In addition, members of Congress have previously proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures as well as a tax on manufacturers of medical devices and diagnostic products. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have an adverse effect on our financial condition and results of operations.

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

We intend to continue to expand our marketing and distribution capability internally, by expanding our sales and marketing staff and resources and may expand it externally, by acquisitions both in the United States and foreign markets. We may also consider expanding our product offerings through acquisitions of companies or product lines. For example, in August 2009, we completed our purchase of the commercial rights and the physical assets of Hospira’s critical care line. We can provide no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.

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

If others choose to manufacture and sell products similar to or substantially the same as our products, it could have a material adverse effect on our business through loss of unit volume or price erosion, or both, and could adversely affect our ability to secure new business.

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

Expiring patents may affect our future sales

Most of our products are covered by patents that, if valid, give us a degree of market exclusivity during the term of the patent. The legal life of a patent in the U.S. is 20 years from application. Patents covering our products will expire from this year to 2023. Upon patent expiration, our competitors may introduce products using the same technology. As a result of this possible increase in competition, we may need to reduce our prices to maintain sales of our products, which would make them less profitable. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

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

Disruptions in financial markets worldwide and other worldwide macro-economic challenges may cause our customers and suppliers to experience cash flow concerns.  If job losses and the resulting loss of health insurance and personal savings cause individuals to forgo or postpone treatment, the resulting decreased hospital use could affect the demand for our products.  As a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us and suppliers may impose different payment terms. Any inability of current and/or potential customers to pay us for our products or any demands by suppliers for different payment terms may adversely affect our earnings and cash flow.

Expansion of our manufacturing facilities may result in inefficiencies which could have an adverse effect on our operations and financial results.

In the fourth quarter of 2006, we experienced significant production inefficiencies following a large increase in production volume in Mexico and the transfer of San Clemente production to Salt Lake City.  In 2007, we expanded our Mexico facility and, anticipating further increases in volume at that facility, increased the workforce.  Turnover among new employees is unusually high in Mexico, and the additional time spent in classroom training and on the job training could create production inefficiencies in Mexico in the future.  The addition of new products will require additional molding in Salt Lake City, manual assembly work in Mexico and eventually additional automated assembly work in Salt Lake City.  The effect of any inefficiencies can be particularly expensive in Salt Lake City because of the high fixed costs in this highly automated facility.  Expansions of our production capacity will require significant management attention to avoid inefficiencies of the type experienced in 2006.

Because we are dependent on the CLAVE for a major portion of our sales, any decline in CLAVE sales could result in a significant reduction in our sales and profits.

In 2009, CLAVE products accounted for approximately 37% of our revenue.  We depend heavily on sales of CLAVE products, especially sales of CLAVE products to Hospira. Most of our CLAVE sales are in the United States, where we expect moderate sales growth in the future as further penetration of markets available to our existing customers in the United States becomes increasingly difficult. Future significant sales increases for CLAVE products may depend on increases in sales of custom I.V. systems, expansion in the international markets or acquisition of new customers in the United States. We cannot give any assurance that sales of CLAVE products will increase indefinitely or that we can sustain current profit margins on CLAVE products indefinitely.

We believe that the success of the CLAVE has motivated, and will continue to motivate, competitors to develop one piece needleless connectors. In addition to products that emulate the characteristics of the CLAVE, it is possible that others could develop new product concepts and technologies that are functionally equivalent or superior to the CLAVE. If other manufacturers successfully develop and market effective products that are competitive with CLAVE products, CLAVE sales could decline, we could lose market share, and we could encounter sustained price and profit margin erosion.

If our efforts to increase our custom products business are not successful or we cannot increase sales of other products and develop new, commercially successful products, our sales may not grow.

Our future success may be dependent both on the success of our strategic initiatives to substantially increase our custom product business and develop significant market share on a profitable basis and on new product development. Our total sales of custom products including custom infusion sets, custom oncology products and custom critical care products were $78.6 million in 2009, compared with $69.8 million in 2008.  The success of our custom product sales program will require a larger increase in sales in the future than was achieved in 2009 and there is no assurance that such an increase will be achieved or sustained. Although we are seeking to continue to develop a variety of new products, there is no assurance that any new products will be commercially successful or that we will be able to recover the costs of developing, testing, producing and marketing such products. Certain healthcare product manufacturers, with financial and distribution resources substantially greater than ours, have developed and are marketing products intended to fulfill the same functions as our products which may adversely affect our results of operations.

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

We distribute products in Europe through our subsidiaries in Italy and Germany.  Sales and most other transactions by this subsidiary are denominated in Euros. As the Euro-denominated sales increase in relation to our total sales, a decline in the value of the Euro in relation to the U.S. dollar could have an adverse effect on our reported operating results. There is no assurance as to the growth of this subsidiary or its future operating results.

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

We have been and will be ordering production molds and equipment for our new products.  We expect to order semi-automated or fully automated assembly machines for the other new products in 2010.  If we do not achieve significant sales of these new products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because it costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

If we cannot obtain additional custom tooling and equipment on a timely basis to enable us to meet demand for our products, we might be unable to increase our sales or might lose customers, in which case our sales could decline.

We expanded our manufacturing capacity substantially in recent years, and we expect that continued expansion will be necessary. Molds and automated assembly machines generally have a long lead-time with vendors, often nine months or longer. Inability to secure such tooling in a timely manner, or unexpected increases in production demands, could cause us to be unable to meet customer orders. Such inability could cause customers to seek alternatives to our products.

Increases in the cost of petroleum-based and natural gas-based products or loss of supply could have an adverse effect on our profitability.

Most of the materials used in our products are resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil markets are affected by political uncertainty in the Middle East, and there is no assurance that crude oil supplies will not be interrupted in the future.  Any such interruption could have an adverse effect on our ability to produce, or the cost to produce, our products.  Also, crude oil and natural gas prices recently reached record highs. Our suppliers have passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and we believe most of these costs have been passed on to us. Our ability to recover these increased costs may depend upon our ability to raise prices on our products. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances, or to otherwise recover these costs, could have an adverse effect on our profitability.

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

Government regulation is a significant factor in the development, marketing and manufacturing of our products. Our products are subject to clearance by the United States Food and Drug Administration (“FDA”) under a number of statutes including the Food Drug and Cosmetics Act (“FDC Act”). Each of our current products has qualified, and we anticipate that any new products we are likely to market will qualify for clearance under the FDA’s expedited pre-market notification procedure pursuant to Section 510(k) of the FDC Act. However, certain of our new products may require a longer time for clearance than we have experienced in the past and there can be no assurance that a PMA application will not be required.  Further, there is no assurance that other new products developed by us or any manufacturers that we might acquire will qualify for expedited clearance rather than a more time consuming pre-market approval procedure or that, in any case, they will receive clearance from the FDA. FDA regulatory processes are time consuming and expensive. Uncertainties as to the time required to obtain FDA clearances or approvals could adversely affect the timing and expense of new product introductions. In addition, we must manufacture our products in compliance with the FDA’s Quality System Regulations.

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

The market for small-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From January 2008 through December 2009, our trading price ranged from a high of $44.06 per share to a low of $22.14 per share  We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders and substantial product orders could contribute to the volatility in the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock; the recent macroeconomic downturn could depress our stock price for some time.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for 51% of our outstanding shares. If one or more of the institutions should decide to reduce or eliminate its position in our common stock, it could cause a decrease in the price of the common stock that could be significant.

For the past several years there has been a significant “short” position in our common stock, consisting of borrowed shares sold, or shares sold for future delivery which may not have been borrowed. We do not know whether any of these short positions are covered by “long” positions owned by the short seller. The short position, as reported by the Nasdaq Stock Market on December 31, 2009 was 956,559 shares, or approximately seven percent of our outstanding shares. Any attempt by the short sellers to liquidate their position over a short period of time could cause very significant volatility in the price of our common stock.

We have outstanding stock options which may dilute the ownership of existing shareholders

At December 31, 2009, we had outstanding stock options to purchase 2.9 million shares, 86% of which had an exercise price below the market price of our stock. Exercise of those options would dilute the ownership interest of existing shareholders.  Equity awards will continue to be a source of compensation for employees and directors.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We own a 39,000 square foot building and a 28,000 square foot building in San Clemente, California, a 450,000 square foot building in Salt Lake City, Utah, a 37,500 square foot building in Vernon, Connecticut, a 241,000 square foot building on approximately 94 acres of land in Ensenada, Baja California, Mexico, a 17,000 square foot and a 21,000 square foot building in Roncanova, Italy.  We also own 11 acres of land in Vrable, Slovakia and are constructing a 77,000 square foot building on the land that we expect to be completed in the second half of 2010.  We lease a building in Ludenscheid, Germany.

Item 3.  Legal Proceedings

We have not been required to pay any penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

In an action filed July 27, 2007 entitled ICU Medical, Inc. v. RyMed Technologies, Inc. in the United States District Court for the District of Delaware, we alleged that RyMed infringes certain of our patents through the manufacture and sale of certain products, including its InVision-Plus valves.  Trial was been scheduled for January 19, 2010, but has been continued pending a Petition by RyMed for Interlocutory Appeal to the Federal Circuit.  We seek monetary damages and injunctive relief and intend to vigorously pursue this matter.  In response to this action, RyMed denied our allegations and sued us in the United States District Court for the Central District of California seeking a declaratory judgment of non-infringement and invalidity of our patents and alleging that we have infringed RyMed’s trademark and engaged in unfair competition and other improper conduct.  The Central District Court transferred all patent claims to Delaware.  The Central District Court granted summary judgment on RyMed’s trademark and unfair competition claims, and entered Judgment in our favor on October 8, 2009.  We will continue to vigorously pursue its patent infringement claims against RyMed in the Delaware action.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 4A.  Executive Officers of Registrant

The following table lists the names, ages, certain positions and offices held by our executive officers as of January 31, 2010.

	Age	Office Held
George A. Lopez, M.D.	62	Chairman of the Board, President and Chief Executive Officer
Alison D. Burcar	37	Vice President of Product Development
Richard A. Costello	46	Vice President of Sales and Marketing
Scott E. Lamb	47	Chief Financial Officer
Steven C. Riggs	51	Vice President of Operations

Dr. Lopez has served as our Chairman of the Board and Chief Executive Officer since his hire date in 1989.  Ms. Burcar, the niece of Dr. Lopez, has served as our Vice President of Product Development since July 2009, was our Vice President of Marketing from 2002 to July 2009, our Marketing Operations Manager from 1998 to 2002 and held research and development project/program management positions from 1995 to 1998.  Mr. Costello has served as our Vice President of Sales and Marketing since July 2009, our Vice President of Sales from 1997 to July 2009, our National Sales Manager from 1996 to 1997 and a Product Specialist from 1992 to 1996.  Mr. Lamb has served as our Chief Financial Officer since 2008 and as our Controller from 2003 to 2008.  Mr. Riggs has served as our Vice President of Operations since 2002, was Director of Operations from 1998 to 2002 and was Senior Manager of Quality Assurance and Quality Control from 1992 to 1998.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “ICUI” since our initial public offering on March 31, 1992.  The following table sets forth, for the quarters indicated, the high and low closing prices for our common stock quoted by NASDAQ:

2009	High	Low
First quarter	$35.82	$26.81
Second quarter	41.89	30.89
Third quarter	43.95	35.73
Fourth quarter	37.86	32.85

2008	High	Low
First quarter	$38.08	$24.19
Second quarter	30.00	22.14
Third quarter	33.65	22.69
Fourth quarter	35.11	24.32

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

As of January 31, 2010, we had 97 stockholders of record and we believe we have approximately 8,900 beneficial owners of our common stock.

Issuer Repurchase of Equity Securities

In July 2008, our Board of Directors authorized a program to purchase $40.0 million of our common stock.  In October 2009, our Board of Directors increased the amount that may be purchased under this plan by $15.0 million, bringing the total authorized amount that may be purchased under the plan to $55.0 million.  This plan has no expiration date.  All shares of common stock that we repurchased in the fourth quarter of 2009 were repurchased pursuant to this plan.

The following is a summary of our stock repurchasing activity during the fourth quarter of 2009:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
10/1/2009 - 10/31/2009	39,376	$35.46	39,376	$47,187,000
11/1/2009 - 11/30/2009	300,668	$34.89	300,668	36,695,000
12/1/2009 - 12/31/2009	232,259	$34.41	232,259	28,702,000
Fourth quarter 2009 total	572,303	$34.74	572,303

COMPARISON OF CUMULATIVE TOTAL RETURN FROM JANUARY 1, 2005 TO DECEMBER 31, 2009 OF ICU MEDICAL, INC., NASDAQ AND NASDAQ MEDICAL DEVICES INDEX

The following graph shows the total stockholder return on our common stock based on the market price of the common stock from December 31, 2004 to December 31, 2009 and the total returns of the NASDAQ U.S. Index and NASDAQ Medical Devices, Instruments and Supplies, Manufacturers and Distributers Stocks Index for the same period.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
ICU Medical, Inc.	$100.00	$143.42	$148.79	$131.71	$121.21	$133.28
Nasdaq	$100.00	$102.13	$112.19	$121.68	$58.64	$84.28
Nasdaq Medical Devices Index	$100.00	$109.79	$115.72	$147.14	$79.23	$115.55

Assumes $100 invested on December 31, 2004 in ICU Medical Inc.’s common stock, the NASDAQ U.S. Index and the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributers Stocks Index and that all dividends, if any, were reinvested.

Item 6.  Selected Financial Data.

ICU MEDICAL, INC.

SELECTED FINANCIAL DATA

	Year ended December 31,
	(in thousands, except per share data)
	2009	2008	2007	2006	2005
INCOME DATA:
Revenue
Net sales	$230,973	$203,026	$185,618	$198,788	$154,621
Other	540	1,700	2,520	2,825	2,911
Total revenue	231,513	204,726	188,138	201,613	157,532

Cost of goods sold	122,695	114,910	109,895	120,929	88,128
Gross profit	108,818	89,816	78,243	80,684	69,404

Selling, general and administrative expenses	68,205	53,611	45,484	44,245	36,992
Research and development expenses	2,645	4,822	8,111	7,659	4,817
Gain on sale of building	—	—	—	(2,093)	—
Total operating expenses	70,850	58,433	53,595	49,811	41,809

Income from operations	37,968	31,383	24,648	30,873	27,595
Other income	1,181	4,695	8,698	4,462	2,721
Income before income taxes and minority interest	39,149	36,078	33,346	35,335	30,316
Provision for income taxes	(12,592)	(11,778)	(10,337)	(10,240)	(10,459)
Minority interest	—	—	70	565	417
Net income	$26,557	$24,300	$23,079	$25,660	$20,274

Net income per common share
Basic	$1.80	$1.72	$1.62	$1.78	$1.47
Diluted	$1.77	$1.67	$1.51	$1.64	$1.35
Weighted average number of shares
Basic	14,720	14,144	14,282	14,412	13,811
Diluted	14,984	14,565	15,265	15,599	15,040
Cash dividends per share	$—	$—	$—	$—	$—

CASH FLOW DATA:
Total cash flows from operations	$48,609	$30,226	$41,512	$31,608	$27,342

BALANCE SHEET DATA:
Cash, cash equivalents, restricted cash and current and long-term investment securities	$108,135	$129,153	$95,643	$116,918	$86,742
Working capital	174,242	157,428	131,782	155,519	123,875
Total assets	309,153	283,434	242,594	244,248	204,537
Stockholders’ equity	265,005	253,031	213,904	224,887	189,198

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

Investment securities:  Investment securities consist of corporate preferred stocks, certificates of deposits and federal tax-exempt state and municipal government debt which are classified as available-for-sale or trading.  See Item 7A, Quantitative and Qualitative Disclosures about Market Risk.  Under our current investment policies, our available for sale securities have no significant difference between the fair value and amortized cost.  If there were to be a significant difference, this amount would be reflected as a separate component of stockholders’ equity.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.

Revenue recognition:  We record sales and related costs when ownership of the product transfers to the customer, persuasive evidence of an arrangement exists, collectability is reasonably assured and the sales price is determinable. Under the terms of all our purchase orders, ownership transfers on shipment. If there are significant doubts at the time of shipment as to the collectability of the receivable, we defer recognition of the sale in revenue until the receivable is collected. Our customers are medical product manufacturers, distributors and end-users. Our only post-sale obligations are warranty and certain rebates. We warrant products against defects and have a policy permitting the return of defective products. We record warranty returns as an expense and amounts have been insignificant. With certain exceptions, customers do not retain any right of return and there is no price protection with respect to unsold products. Returns from customers with return rights have not been significant. We accrue rebates as a reduction in revenue based on agreements and historical experience. Adjustments of estimates of warranty claims, rebates or returns, which have not been, and are not expected to be material, affect current operating results when they are determined.

Accounts receivable:  Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on the age of the receivable or on specific past due accounts for which we consider collection to be doubtful. We rely on prior payment trends, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. We regularly review individual past due balances for collectability. Loss exposure is principally with international distributors for whom normal payment terms are long in comparison to those of our other customers and, to a lesser extent, domestic distributors. Many of these distributors are relatively small and we are vulnerable to adverse developments in their businesses that can hinder our collection of amounts due. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

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

New Accounting Pronouncements

See Note 1of the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring product lines.  Under one of our Hospira Agreements, we manufacture custom infusion sets for sale by Hospira and jointly promote the products under the name SetSource. In 2005, we acquired Hospira’s Salt Lake City manufacturing facility and entered into an agreement with Hospira to produce their critical care products, including invasive monitoring, angiography products and certain other products they had manufactured at that facility.  On August 31, 2009, we purchased the commercial rights and physical assets from Hospira’s critical care product line which resulted in our control over all aspects of our critical care product line.  We also contract with group purchasing organizations and independent dealer networks for inclusion of our non-critical care CLAVE and custom products in the product offerings of those entities.  We are expanding our custom products business through increased sales to medical product manufacturers, independent distributors and direct sales to the end users of our product.  These expansions include our 2008 agreement with Premier and the extension of the term of our agreement with MedAssets.  Both organizations are U.S. healthcare purchasing networks.  Custom products, which include custom infusion, custom oncology and custom critical care products, accounted for approximately $78.6 million or 34% of total revenue in 2009.  We expect continued increases in sales of custom infusion sets and custom oncology products.  As part of this effort, we have recently introduced a number of new products:  the TEGO for use in dialyses, the Orbit 90 diabetes set, and a line of oncology products including the Spiros male luer connector device, the Genie vial access device, custom I.V sets and ancillary products specifically designed for chemotherapy.  There is no assurance that we will be successful in finding future acquisition opportunities or integrating these new product lines into our existing business.

Custom products and new products will be of increasing importance to us in future years.  We expect continued growth in 2010 in our CLAVE products in the U.S., but at a modest growth rate.  We also potentially face substantial increases in competition in our CLAVE business.  Growth for all of our products outside the U.S., to date, has been relatively modest. Therefore, we are focusing on increasing product development, acquisition, sales and marketing efforts to custom products and other products that lend themselves to customization and new products in the U.S. and international markets.

In 2005, we acquired Hospira’s Salt Lake City manufacturing facility, related capital equipment and entered into the MCDA under which we produced for sale, exclusively to Hospira, substantially all the products, primarily critical care, that Hospira had manufactured at that facility.  Under this agreement, prior to August 31, 2009, Hospira retained commercial responsibility for the products we produced, including sales, marketing, pricing, distribution, customer contracts, customer service and billing.  The U.S. market for most of the critical care products that we sell to Hospira has been declining in recent years.  Under the MCDA, we manufactured the products and Hospira was responsible for sales to end customers, and we had little ability to directly influence Hospira’s sales and marketing efforts, and our sales under the MCDA were subject to fluctuations over which we had little control.  On August 31, 2009, we acquired the commercial rights and physical assets of

Hospira’s critical care product line.  This purchase provides us with complete control over worldwide commercial responsibility for the critical care products including sales, marketing, customer contracting and distribution.  Under the MCDA, we were also committed to fund certain critical care research and to provide sales specialist support.  Both obligations under the MCDA were released by Hospira upon the closing of this transaction.  On August 31, 2009, we entered into a transition services agreement with Hospira to facilitate the transition of services that Hospira previously provided under the MCDA relating to the critical care products.  Under the transition services agreement, Hospira will provide distribution services and light manufacturing for up to eighteen months from August 31, 2009, however, we currently expect these functions will be transitioned prior to the end of this eighteen-month period.  We can provide no assurances that the transition will occur without delays, disruptions or significant costs.  Any delay, disruption or significant costs in the transition may reduce or eliminate the expected benefits from the transaction.

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be of singular importance to our growth.  In the years ended 2009, 2008 and 2007, our revenues from worldwide sales to Hospira were 53%, 69% and 73%, respectively, of total revenues.  Although we can provide no assurances, we expect this percentage will decrease because critical care sales are now sold by us directly to the distributor or end user instead of to Hospira.  We expect sales to Hospira to still be a significant percentage of our revenues from sales to Hospira of CLAVE products, custom infusion sets and new products.  Hospira has a significant share of the I.V. set market in the U.S., and provides us access to that market.  We expect that Hospira will be important to our growth for CLAVE, custom infusion sets, and our other products worldwide.

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

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

Product line	2009	2008	2007

CLAVE	37%	39%	38%
Custom products	34%	34%	31%
Standard critical care products	18%	17%	22%
Standard oncology products	2%	1%	0%
Other products/other revenue	9%	9%	9%
	100%	100%	100%

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

We distribute products through three distribution channels.  Product revenues for each distribution channel as a percentage of total channel product revenue were as follows:

Channel	2009	2008	2007
Medical product manufacturers	50%	67%	71%
Independent domestic distributors/direct sales	29%	18%	16%
International distributors/direct sales	21%	15%	13%
Total	100%	100%	100%

Sales to international customers do not include bulk CLAVE products sold to Hospira in the U.S. but used in I.V. products manufactured by Hospira and exported. Those sales are included in sales to medical product manufacturers. Other sales to Hospira for destinations outside the U.S. are included in sales to international customers.

With the completion of our purchase of the commercial rights and the physical assets of Hospira’s critical care line in August 2009, we began selling critical care products in September 2009 to domestic and international distributors and through direct domestic and international sales instead of to Hospira.  As a result, we expect to continue to see a shift in sales from medical product manufacturers to domestic and international distributors and direct sales.

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

	Percentage of Revenues
	2009	2008	2007
Revenue
Net sales	100%	99%	99%
Other	0%	1%	1%
Total revenues	100%	100%	100%

Gross profit	47%	44%	42%

Selling, general and administrative expenses	30%	26%	24%
Research and development expenses	1%	2%	5%
Total operating expenses	31%	28%	29%

Income from operations	16%	16%	13%
Other income	1%	2%	5%
Income before income taxes and minority interest	17%	18%	18%
Income taxes	5%	6%	6%
Minority interest	0%	0%	0%
Net income	12%	12%	12%

Comparison of 2009 to 2008

Revenues were $231.5 million in 2009, compared to $204.7 million in 2008.

Distribution channels:  Net U.S. sales to Hospira in 2009 were $112.4 million, compared to net sales of $132.6 million in 2008, a decrease of 15%.  The $20.2 million decrease was primarily due to $23.1 million in decreased standard and custom critical care sales, $1.6 million in decreased custom oncology sales, partially offset by $4.1 million in increased custom infusion set sales and a $2.9 million increase in CLAVE sales.  The decreased standard and custom critical care sales to Hospira were primarily related to our acquisition of the critical care assets from Hospira.  We entered into the asset purchase agreement with Hospira on July 8, 2009 and closed the transaction on August 31, 2009.  Sales to Hospira for critical care products were only recognized for the first seven days of the second half of 2009 since the sales for all standard and custom critical care shipments to Hospira between signing the agreement and closing the transaction were not recognized as revenue and our critical care sales after the asset purchase are no longer to Hospira.  The decrease in custom oncology sales was from lower unit sales.  The increases in custom infusion set sales and CLAVE sales were from higher unit sales.  Excluding critical care products, we expect modest growth in sales to Hospira in 2010.  There is no assurance that these expectations will be realized.

Net sales to domestic distributors and through direct sales (including Canada) were $65.9 million in 2009, compared to $35.9 million in 2008, an increase of 84%.  The increased sales were primarily from new standard and custom critical care sales, increased custom infusion set sales and increased standard oncology and TEGO sales, both newer product lines.  We began selling standard and custom critical care directly to distributors and through direct sales in September 2009.  New standard and custom critical care sales from September to December 2009 were $19.2 million and $4.0 million, respectively.  Custom infusion set sales increased by $2.5 million because of increased unit volume sales.  TEGO and standard oncology sales increased by $2.7 million from 2008.

Net sales to international distributors and through direct sales (excluding Canada) were $49.1 million in 2009, compared with $30.8 million in 2008, an increase of 59%.  The increased sales were primarily from new standard critical care sales of $5.3 million, new custom critical care sales of $1.3 million, other new product sales of $2.1 million, new custom oncology sales of $2.2 million, increased unit sales in custom infusion sets adding $2.5 million and increased unit sales in CLAVE adding $1.0 million.  Our international growth in other new product sales includes standard oncology products, TEGO used in dialysis and Orbit 90 diabetes sets.  The majority of the increase was attributable to increased sales in Europe and the Pacific Rim.

Product and other revenue:  Net sales of CLAVE products increased from $80.6 million 2008 to $85.2 million in 2009, an increase of $4.6 million.  This increase was primarily from increased sales to Hospira from increased market share and demographic growth.

Net sales of custom products, which include custom infusion, custom oncology products and custom critical care products, were $78.6 million in 2009 compared to $69.8 million in 2008.  This increase was primarily from $9.1 million increased sales of custom infusion sets from higher unit sales.  The unit growth in custom infusion sets was primarily due to the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  During the period of time between signing the purchase agreement with Hospira and closing the transaction, we did not recognize any sales of custom critical care products, which accounts for sales being $0.9 million lower in 2009 compared to 2008.

Standard critical care product sales were $41.8 million in 2009 compared to $34.1 million in 2008.  Prior to September 2009, our critical care sales were through OEM with Hospira.  These sales are now direct to the end customer.  The increases sales were due to higher sales to domestic and international distributors and through direct sales compared to sales to Hospira.  While we can provide no assurances, we expect critical care sales to increase in 2010 compared to 2009.

Sales of our standard oncology products, a newer product line, were $5.1 million in 2009 compared to $2.7 million in 2008.

Other revenue consists of license, royalty and revenue share income and was approximately $0.5 million in 2009 and $1.7 million in 2008.  The decrease from 2008 was due to an exclusivity payment we received in 2008 that did not recur in 2009.  We may receive other license fees or royalties in the future for the use of our technology.  There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margins for 2009 and 2008 were 47% and 44%, respectively.  Favorable exchange rates contributed two percentage points of the 3% increase in our gross margin.  The balance of the margin change was from favorable product mix and improved manufacturing efficiencies at our Mexico facility.

We estimate our gross margin in 2010 will approximate 43%.  There is no assurance that these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) were $68.2 million and 30% of revenues in 2009, compared with $53.6 million and 26% of revenues in 2008.  The increase was primarily from increased legal expenses of $5.3 million, increased compensation and benefits of $5.5 million and increased sales and marketing promotion costs and travel of $1.8 million.  The increase in legal expenses is primarily from higher patent litigation costs.  The increase in compensation and benefits is primarily from 58 new hires in sales and marketing, which include the addition of personnel from our acquisition in Germany and the increase in our sales force to take over the commercial rights of our critical care product line.  While we can provide no assurances, we expect SG&A expenses to be approximately 27%-28% of total revenue in 2010.

Research and development expenses (“R&D”) were $2.6 million and 1% of revenue in 2009 compared to $4.8 million and 2% of revenue in 2008. The decrease is primarily due to our increased focus on our core projects that started in the latter half of 2008 and MedScanSonics ceasing operations in 2008.

Other income decreased $3.5 million to $1.2 million in 2009 compared to $4.7 million in 2008.  Other income in 2009 is primarily comprised of interest income.  Other income in 2008 includes $3.0 million of interest income and $1.8 million from a payment under a settlement agreement.  The decrease in interest income was due to lower interest rates.

Income taxes were accrued at an estimated annual effective tax rate of 32.2% in 2009 compared to 32.6% in 2008.  The 2009 rate differed from the statutory corporate rate of 35% principally because of tax credits, tax exempt interest and dividends, domestic production activities exclusion, state taxes and foreign taxes.  While we can provide no assurances, we expect our effective tax rate to be approximately 35% in 2010.

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

Net sales to domestic distributors and through direct sales in 2008 (including Canada) were $35.9 million compared to $29.5 million in 2007, an increase of $6.4 million or 22%.  The increase was primarily from increased sales in custom products of $4.9 million and CLAVE of $1.1 million.  The CLAVE increase is from increased unit volume due to increased market share and demographic growth.  The unit growth in custom I.V. sets was primarily due to the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  The unit growth in custom oncology is due to a nationwide product launch of this line in 2008.

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

Net sales of custom products were $69.8 million in 2008 compared to $58.1 million in 2007.  This increase was comprised of increased sales of custom oncology products of $8.5 million and custom infusion sets of $4.0 million, partially offset by a $0.8 million decline in custom critical care sales.  The unit growth in custom infusion sets was primarily due to the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  The unit growth in custom oncology is due to a nationwide product launch of this line in 2008.  The decrease in custom critical care revenue was due to lower unit sales and lower prices to Hospira under the MCDA.

Standard critical care product sales were $34.1 million in 2008 compared to $40.9 million in 2007.  This decrease was due to lower unit sales and lower prices to Hospira under the MCDA.

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

SG&A expenses were $53.6 million and 26% of revenues in 2008, compared with $45.5 million and 24% of revenues in 2007.  The increase was primarily from increased compensation and benefits of $2.9 million, stock compensation expense of $0.8 million, sales and marketing promotional costs of $2.1 million and outside services of $1.4 million.  The increase in compensation and benefits is primarily in incentive compensation and higher salary costs.

R&D expenses were $4.8 million and 2% of revenue in 2008 compared to $8.1 million and 4% of revenue in 2007. The decrease is primarily due to our increased focus on our core projects in the latter half of 2008.

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

Liquidity and Capital Resources

During 2009, our cash, cash equivalents, restricted cash and current and long-term investment securities decreased by $21.0 million from $129.1 million at December 31, 2008 to $108.1 million at December 31, 2009.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories and the timing of tax payments.

During 2009, our cash provided by operations was $48.6 million, which was mainly comprised of net income of $26.6 million, depreciation and amortization of $15.7 million, stock compensation expense of $2.7 million and changes in our operating assets and liabilities.  The $9.0 million increase in accounts receivable and $10.4 million increase in accounts payable, which primarily offset each other, were the largest contributors to the change in our operating assets and liabilities.  The increase in accounts receivable was primarily due to higher critical care sales in the fourth quarter of 2009 compared to 2008.  The increase in accounts payable was primarily due to increased purchases associated with our critical care product line.

Investing Activities:  Our cash used in investing activities in 2009 was $35.2 million.  This was primarily comprised of our critical care asset purchase from Hospira of $29.4 million and purchases of property, plant and equipment of $16.7 million, partially offset net investment sales of $10.6 million. Our property, plant and equipment purchases were primarily comprised of $5.2 million for the land, building construction and equipment down-payments for our Slovakia plant and other equipment and mold additions in our United States and Mexico plants.

While we can provide no assurances, we estimate that our capital expenditures in 2010 will approximate $17.0 million to $20.0 million.  This includes an estimated $10.0 million to complete the building construction of our manufacturing plant for our custom products in Slovakia and purchases for a new sterilizer and other machinery and equipment in our Slovakia plant. We also estimate approximately $9.0 million in capital expenditures for various molds, machinery and equipment used in our manufacturing operations in the United States and Mexico.  We expect to use our cash and investments to fund our capital purchases.  Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:   Our cash used in financing activities was $17.7 million in 2009.  Cash provided by stock options and the employee stock purchase plan, including tax benefits, was $2.7 million from the sale of 96,513 shares.  The tax benefits from the exercise of stock options fluctuates based principally on when employees choose to exercise their vested stock options.  In July 2008, we announced a program to purchase up to $40.0 million of our common stock.  In October 2009, our Board of Directors authorized to increase the maximum to purchase under this plan by $ 15.0 million, bringing the total authorized to purchase to $55.0 million.  We purchased $5.9 million in 2008 and $ 20.4 million in 2009.  We plan to purchase additional share repurchases in 2010.

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

Balance Sheet Commentary

Inventory:  Our inventory balance increased from $17.9 million at December 31, 2008 to $41.3 million at December 31, 2009.  The increase in our inventory is primarily due to our growth in global direct sales to customers which is increasing faster than our sales to OEM customers. This naturally increases the length of our supply chain and the amount of inventory we must carry for those direct customers, instead of selling to OEM customers who carry the inventory for the end users.

Intangibles:  Our intangible assets increased from $10.8 million at December 31, 2008 to $16.8 million at December 31, 2009.  The increases were primarily from a small business acquisition and our critical care asset purchase with Hospira.  We acquired customer contracts, patents and trademarks in these two transactions.

Deferred revenue:  Our deferred revenue balance at December 31, 2009 of $2.4 million is the gross profit on critical care inventory components sold to Hospira that will be purchased from Hospira as a finished good.  We will recognize the gross profit when the inventory is sold to the end customer.

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

Contractual Obligations

We have contractual obligations, at December 31, 2009, of approximately the amount set forth in the table below. This amount excludes purchase orders for goods and services for current delivery. The majority of our purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for goods and services for current delivery, these amounts are excluded from the table below.  We have excluded from the table below the ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109) noncurrent liability of $5.3 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2010	2011
Operating lease	$280	$138	$142
Capital purchase obligations	9,512	9,512	—
	$9,792	$9,650	$142

Forward Looking Statements

Various portions of this Annual Report on Form 10-K, including this Management’s Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we identify them by using words such as “believe,” “expect,”  “estimate,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•                  future operating results and various elements of operating results, including future expenditures on sales and marketing and product development; future sales and unit volumes of products; deferred revenue; future license, royalty and revenue share income; production costs; gross margins; litigation expense; SG&A; R&D expense; future costs of expanding our business; income; losses; cash flow; tax rates; changes in working capital items such as receivables and inventory; selling prices; and income taxes;

•                  factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; increases in systems capabilities; introduction and sales of new products; qualification of our new products for the expedited Section 510(k) clearance procedure; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; inventory requirements; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment of production facilities outside the U.S.; planned new orders for semi-automated or fully automated assembly machines for new products; plans and timing of the establishment of a plant in Slovakia; adequacy of production capacity; results of R&D; initiatives to improve the ICU Production System; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; planned increases in the number of personnel; our expectation that sales will shift from medical product manufacturers to domestic and international distributors and direct sales; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•                  new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; effect of the acquisition of Hospira’s Salt Lake City manufacturing facility and the acquisition of Hospira’s critical care product line, including its effect on future revenues from Hospira; the transition services we expect to receive from Hospira during the eighteen-month period following the acquisition; the timing of the transition; growth of our CLAVE products in future years; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers; consolidation of the healthcare provider market and downward pressure on selling prices; future purchases of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Item 1A of this Annual Report on Form 10-K.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

•                  general economic and business conditions, both in the U.S. and internationally;

•                  outcome of litigation;

•                  fluctuations in foreign exchange rates and other risks of doing business internationally;

•                  increases in labor costs or competition for skilled workers;

•                  Increases in costs or availability of the raw materials need to manufacture our products;

•                  unexpected delays or complications in the closing of the purchase of Hospira’s critical care product line;

•                  the effect of price and safety considerations on the healthcare industry;

•                  competitive factors, such as product innovation, new technologies, marketing and distribution strength and price erosion;

•                  the successful development and marketing of new products;

•                  unanticipated market shifts and trends;

•                  the impact of legislation affecting government reimbursement of healthcare costs;

•                  changes by our major customers and independent distributors in their strategies that might affect their efforts to market our products;

•                  the effects of additional governmental regulations;

•                  unanticipated production problems; and

•                  the availability of patent protection and the cost of enforcing and of defending patent claims.

The forward-looking statements in this report are subject to additional risks and uncertainties, including those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We had a portfolio of corporate preferred stocks, federal-tax exempt state and municipal government debt securities and certificates of deposit of $56.9 million as of December 31, 2009.  The securities are all “investment grade”.  As of December 31, 2009, $46.4 million of our investment securities were invested in pre-refunded municipal securities, $0.9 million were invested in “auction rate securities” and $9.6 million were certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.  For the year ended December 31, 2009, we had less than $0.1 million in increases in the market values of the auction rate securities. Our investment securities totaled $67.4 million at December 31, 2008 and were comprised of $44.4 million in pre-refunded municipal securities, $15.4 million in “auction rate securities”, $7.1 million in commercial paper and $0.5 million in put option assets related to the auction rate securities.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities, commercial paper and corporate preferred stocks in our portfolio and market conditions specific to the securities in which we invest.  A two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.4 million to investment income based on the investment securities balance at December 31, 2009.  A two-thirds to three-quarters of a percentage point change in our earnings on investment securities in 2008, would have created a change to investment income by approximately $0.5 million

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2009 and our manufacturing spending from 2009 would impact our cost of goods sold by approximately $1.6 million.  A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2008 and our manufacturing spending from 2008 would impact our cost of goods sold by approximately $1.8 million.  Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for our European operations, where our net Euro asset position at December 31, 2009 and 2008 were approximately €8.4 million and €9.1 million, respectively.  We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes has not been material to date. We are not dependent upon any single source for any of our principal raw materials and we believe all such materials and products are readily available.  Based on our average price for resin in fiscal year 2009 and 2008, a 10% increase to the price of resin would result in approximately a $0.6 million change in material cost in each year.

Item 8.  Financial Statements and Supplementary Data.

[THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ICU Medical, Inc.

San Clemente, CA

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2009.  Our audit also included the financial statement schedule as of and for the year ended December 31, 2009and 2008, listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the ICU Medical, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche, LLP

Costa Mesa, California
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ICU Medical, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2007 of ICU Medical, Inc. and subsidiaries.  Our audit also included the 2007 financial statement schedule of ICU Medical, Inc. listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations of ICU Medical, Inc. and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related 2007 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP
Irvine, California
February 21, 2008

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,248	$55,696
Investment securities	56,887	56,093
Cash, cash equivalents and investment securities	108,135	111,789
Accounts receivable, net of allowance for doubtful accounts of $324 in 2009 and $320 in 2008	47,777	38,423
Inventories	41,327	17,930
Prepaid income taxes	1,994	4,544
Prepaid expenses and other current assets	5,462	3,471
Deferred income taxes	3,243	3,231
Total current assets	207,938	179,388

PROPERTY AND EQUIPMENT, net	77,449	69,897
PROPERTY HELD FOR SALE	940	940
RESTRICTED CASH	—	6,014
INVESTMENT SECURITIES	—	11,350
GOODWILL	1,478	—
INTANGIBLE ASSETS, net	16,782	10,780
DEFERRED INCOME TAXES	3,710	3,855
INCOME TAXES RECEIVABLE	856	1,210
	$309,153	$283,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,423	$7,879
Accrued liabilities	12,884	14,081
Deferred revenue	2,389	—
Total current liabilities	33,696	21,960

COMMITMENTS AND CONTINGENCIES	—	—
DEFERRED INCOME TAXES	5,698	4,007
INCOME TAX LIABILITY	4,754	4,436

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 14,811 shares in 2009 and 14,784 shares in 2008, outstanding 14,239 shares in 2009 and 14,731 shares in 2008	1,481	1,478
Additional paid-in capital	54,357	50,970
Treasury stock, at cost — 572 shares in 2009 and 53 shares in 2008	(19,881)	(1,623)
Retained earnings	227,861	201,304
Accumulated other comprehensive income	1,187	902
Total stockholders’ equity	265,005	253,031
	$309,153	$283,434

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2009	2008	2007
REVENUES:
Net sales	$230,973	$203,026	$185,618
Other	540	1,700	2,520
TOTAL REVENUE	231,513	204,726	188,138

COST OF GOODS SOLD	122,695	114,910	109,895
Gross profit	108,818	89,816	78,243

OPERATING EXPENSES:
Selling, general and administrative	68,205	53,611	45,484
Research and development	2,645	4,822	8,111
Total operating expenses	70,850	58,433	53,595

Income from operations	37,968	31,383	24,648

OTHER INCOME	1,181	4,695	8,698
Income before income taxes and minority interest	39,149	36,078	33,346

PROVISION FOR INCOME TAXES	(12,592)	(11,778)	(10,337)
MINORITY INTEREST	—	—	70
NET INCOME	$26,557	$24,300	$23,079

NET INCOME PER COMMON SHARE
Basic	$1.80	$1.72	$1.62
Diluted	$1.77	$1.67	$1.51
Weighted average number of shares
Basic	14,720	14,144	14,282
Diluted	14,984	14,565	15,265

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Common Stock					Accumulated
	Number		Additional			Other
	of Shares		Paid-In	Treasury	Retained	Comprehensive		Comprehensive
	Outstanding	Amount	Capital	Stock	Earnings	Income	Total	Income
BALANCE, December 31, 2006	14,620	$1,475	$74,489	$(5,383)	$153,925	$381	$224,887

Purchase of treasury stock	(1,063)	—	—	(41,000)	—	—	(41,000)
Exercise of stock options, including excess income tax benefits of $551	89	—	(1,106)	3,746	—	—	2,640
Proceeds from employee stock purchase plan	43	—	(459)	1,861	—	—	1,402
Stock compensation	—	—	1,052	—	—	—	1,052
Minority interest share transfer	—	—	289	—	—	—	289
Research and development tax credit originating from stock options and other tax benefits	—	—	540	—	—	—	540
Comprehensive income
Net income	—	—	—	—	23,079	—	23,079	$23,079
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment net of tax effect of $(472)	—	—	—	—	—	1,015	1,015	1,015
BALANCE, December 31, 2007	13,689	1,475	74,805	(40,776)	177,004	1,396	213,904	$24,094

Purchase of treasury stock	(180)	—	—	(5,858)	—	—	(5,858)
Exercise of stock options, including excess income tax benefits of $8,996	1,163	3	(24,794)	42,706	—	—	17,915
Proceeds from employee stock purchase plan	59	—	(932)	2,305	—	—	1,373
Stock compensation	—	—	1,891	—	—	—	1,891
Comprehensive income
Net income	—	—	—	—	24,300	—	24,300	$24,300
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment net of tax effect of $74	—	—	—	—	—	(494)	(494)	(494)
BALANCE, December 31, 2008	14,731	1,478	50,970	(1,623)	201,304	902	253,031	$23,806

Purchase of treasury stock	(589)	—	—	(20,441)	—	—	(20,441)
Exercise of stock options, including excess income tax benefits of $101	50	1	18	1,457	—	—	1,476
Proceeds from employee stock purchase plan	47	2	543	726	—	—	1,271
Stock compensation	—	—	2,708	—	—	—	2,708
Research and development tax credit originating from stock options and other tax benefits			118				118
Comprehensive income
Net income	—	—	—	—	26,557	—	26,557	$26,557
Other comprehensive income, net of tax benefit:
Foreign currency translation adjustment net of tax effect of $(175)	—	—	—	—	—	285	285	285
BALANCE, December 31, 2009	14,239	$1,481	$54,357	$(19,881)	$227,861	$1,187	$265,005	$26,842

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,557	$24,300	$23,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,671	14,220	11,796
Provision for doubtful accounts	1	(270)	331
Stock compensation expense	2,708	1,890	1,052
Minority interest	—	—	(70)
Loss (gain) on disposal or sale of property and equipment or property held for sale	—	653	(130)
Cash provided (used) by changes in operating assets and liabilities, net of assets purchased and business acquisition
Accounts receivable	(9,043)	(12,375)	523
Inventories	2,012	1,447	(3,033)
Prepaid expenses and other assets	(3,150)	197	(240)
Accounts payable	10,380	(525)	250
Accrued liabilities	(2,046)	1,093	5,144
Deferred revenue	2,389	—	—
Prepaid and deferred income taxes	3,130	(404)	2,810
Net cash provided by operating activities	48,609	30,226	41,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,690)	(11,351)	(23,645)
Assets purchased	(29,447)	—	(3,224)
Business acquisition, net of cash acquired	(5,662)	—	—
Proceeds from sale of assets	—	—	504
Proceeds from finance loan repayments	—	646	73
Change in restricted cash	6,014	(6,014)	—
Purchases of investment securities	(96,655)	(62,945)	(38,863)
Proceeds from sale of investment securities	107,211	83,272	54,858
Net cash provided by (used in) investing activities	(35,229)	3,608	(10,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,375	9,471	2,090
Proceeds from employee stock purchase plan	1,271	1,373	1,402
Excess tax benefits from exercise of stock options	101	8,997	551
Purchase of treasury stock	(20,441)	(5,859)	(41,000)
Net cash provided by (used in) financing activities	(17,694)	13,982	(36,957)

Effect of exchange rate changes on cash	(134)	7	462
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,448)	47,823	(5,280)

CASH AND CASH EQUIVALENTS, beginning of year	55,696	7,873	13,153
CASH AND CASH EQUIVALENTS, end of year	$51,248	$55,696	$7,873
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for income taxes	$9,034	$3,073	$7,476

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(Amounts in tables in thousands, except per share data)

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

Inventories consist of the following at December 31:

	2009	2008
Raw material	$16,268	$12,531
Work in process	2,711	2,577
Finished goods	22,348	2,822
Total	$41,327	$17,930

d.              Property and Equipment

Property and equipment consist of the following at December 31:

	2009	2008
Machinery and equipment	$57,966	$50,337
Land, building and building improvements	50,200	48,715
Molds	18,939	16,791
Computer equipment and software	12,196	9,890
Furniture and fixtures	1,928	1,983
Construction in progress	9,565	3,479

Total property and equipment, cost	150,794	131,195
Accumulated depreciation	(73,345)	(61,298)

Net property and equipment	$77,449	$69,897

All property and equipment are stated at cost.  The Company uses the straight-line method for depreciating property and equipment over their estimated useful lives.  Estimated useful lives are:

Buildings	15 - 30 years
Building improvements	15 years
Machinery and equipment	2 - 10 years
Furniture, fixtures and molds	2 - 5 years
Computer equipment and software	3 - 5 years

The Company follows the policy of capitalizing expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred.  The costs and related accumulated depreciation applicable to property and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of income at the time of disposal. Depreciation expense was $13.4 million, $12.4 million and $10.1 million in the years ended December 31, 2009, 2008 and 2007, respectively.

e.     Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows:

Balance at 01/01/2009	$—
Goodwill acquired	1,478
Impairment losses	—
Balance at 12/31/2009	$1,478

f.                 Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows:

	Weighted Average	December 31, 2009
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	9	$10,276	$3,300	$6,976
MCDA contract *	10	8,571	4,000	4,571
Customer contracts	9	5,319	416	4,903
Trademarks	4	425	93	332
Royalty agreements	6	1,399	1,399	—
Non compete agreement	5	818	818	—
Total		$26,808	$10,026	$16,782

	Weighted Average	December 31, 2008
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$7,763	$2,411	$5,352
MCDA contract *	10	8,571	3,143	5,428
Royalty agreements	6	1,399	1,399	—
Non compete agreement	5	818	818	—
Total		$18,551	$7,771	$10,780

*MCDA contract:  Manufacturing, Commercialization and Development Agreement with Hospira, Inc, dated May 1, 2005.

Amortization expense in 2009, 2008 and 2007 was $2.3 million, $1.8 million and $1.7 million, respectively.  Estimated annual amortization for each of the next five years is approximately $2.7 million annually for 2010-2012, $2.5 million for 2013 and $2.3 million for 2014.

g.     Impairment or Disposal of Long-Lived Assets

The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk.

No impairment charges, other than as discussed in Note 8, were recorded in the years ended December 31, 2009, 2008 and 2007.

h.       Research and Development

The Company expenses research and development costs as incurred.

i.        Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities.  Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method.  Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 407,000, 1,490,000 and 55,000 shares for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Fiscal years ended (in thousands, except per share data)
	December 31,	December 31,	December 31,
	2009	2008	2007

Net income	$26,557	$24,300	$23,079
Weighted average number of common shares outstanding (for basic calculation)	14,720	14,144	14,282
Dilutive securities	264	421	983
Weighted average common and common equivalent shares outstanding (for diluted calculation)	14,984	14,565	15,265
EPS - basic	$1.80	$1.72	$1.62
EPS - diluted	$1.77	$1.67	$1.51

There were no potentially dilutive securities excluded from the computation of diluted earnings per share for these periods if their effect would have been anti-dilutive.

j.                  Investment Securities

The Company’s short-term and long-term investments consist principally of corporate preferred stocks, certificates of deposits and federal tax-exempt state and municipal government debt which are classified as available-for-sale or trading. Trading securities are recorded at fair value with unrealized holding gains and losses included in net earnings. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. The Company’s management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, management also evaluates whether the Company has the intent to sell or will likely be required to sell before its anticipated recovery. Realized gains and losses are accounted for on the specific identification method.

k.               Income Taxes

The Company’s deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in the laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the tax provision. The Company recognizes liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company has not recorded any material interest or penalties during any of the years presented.

The deduction the Company receives from indirect tax benefits from the exercise of stock options, such as those recognized for research and development credits and domestic production activities deductions, are recorded as net reductions of the tax provision. The direct tax benefits of share based compensation are recorded through additional-paid-in capital.

l.                  Revenue Recognition

All of Company’s product sales are FOB shipping point and ownership of the product transfers to the customer on shipment by the Company.  The Company records sales and related costs when ownership of the product transfers to the customer, persuasive evidence of an arrangement exists, collectability is reasonably assured and the sales price is determinable.  The Company’s customers are distributors, medical product manufacturers and end-users.  The Company’s only post-sale obligations are warranty and certain rebates.  With certain exceptions, customers do not retain any right of return and there is no price protection with respect to unsold product; returns from customers with return rights have not been historically significant, therefore no accrual is recorded for this.

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

m.            Accounts Receivable

Accounts receivable are stated at net realizable value.  An allowance is provided for estimated collection losses based on an assessment of various factors.  The Company considers prior payment trends, the age of the accounts receivable balances, financial status and other factors to estimate the cash which ultimately will be received.  Such amounts cannot be known with certainty at the financial statement date.  The Company regularly reviews individual past due balances for collectability.

n.              Post-retirement and Post-employment Benefits

The Company does not provide retirement or post-employment benefits to employees other than its Section 401(k) retirement plan for employees.  Company contributions to the plan in 2009, 2008 and 2007 were approximately $0.9 million, $0.9 million and $0.8 million, respectively.

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

p.              Foreign Currency Translation

The Company has international operations where the functional currency is their local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheets.

q.              New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 for Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements”. This Update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue generating activities. This Statement is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect this Update to impact the Company’s financial statements once adopted.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 for Software (Topic 985) “Certain Revenue Arrangements That Include Software Elements”.  This Update changes the accounting model for revenue arrangements that include both tangible products and software elements.  The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not expect this Update to impact the Company’s financial statements once adopted.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820):  “Improving Disclosures about Fair Value Measurements”.  This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3.  This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.

Note 2:  Asset Purchase

On August 31, 2009, the Company purchased the commercial rights and physical assets of Hospira Inc.’s (“Hospira”) critical care product line for $29.4 million in cash.  This gives the Company control over the sales, marketing and distribution of products the Company already manufactures.  The purchase price was based on estimated inventory and fixed asset values at the time of purchase, and may be subsequently adjusted with amounts due to or from Hospira for up to 24 months after August 31, 2009.  The asset purchase agreement includes a repurchase right of up to $6.0 million of finished goods inventory if the Company is not able to sell the purchased inventory by August 31, 2011.  As of December 31, 2009, the purchase price was allocated to the acquired assets based on their relative fair values, as follows:

Finished goods inventory	$22,898
Intangible assets – customer contracts	1,522
Intangible assets – patents	1,128
Property, plant and equipment	3,899
Total assets purchased	$29,447

The Company entered into the asset purchase agreement with Hospira on July 8, 2009 which has been accounted for as an asset purchase as it did not include sufficient elements of a business combination.  All critical care sales to Hospira from July 8, 2009 to August 31, 2009 were deferred and revenue was not recognized for these shipments.  The $1.9 million of deferred revenue represented the gross profit associated with the standard and custom critical care sales to Hospira from the time of signing the asset purchase agreement to the closing of the transaction because the Company repurchased the related inventory at closing.  The Company recognized the deferred revenue on this inventory in the fourth quarter of 2009, when the inventory was sold to the end customer, based on a first-in, first-out, basis.

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

Note 3:  Restricted Cash, Intangible Assets and Goodwill

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

Note 4:       Share Based Awards

At December 31, 2009, the Company has stock option plans for employees and directors and the Company has an employee stock purchase plan.  Shares to be issued to satisfy future stock option exercises or stock purchase rights under the ESPP will be issued either from authorized but unissued shares or from treasury shares.

Total stock-based compensation cost recognized in the years ended December 31, 2009, 2008 and 2007 was $2.7 million, $1.9 million and $1.1 million, respectively, for stock options and the ESPP.  The tax benefit from the stock-compensation cost recognized in 2009, 2008 and 2007 was $0.9 million, $0.6 million and $0.3 million, respectively.  The tax benefit excludes direct tax benefits from exercise of stock options, which are separately reported in the consolidated statement of cash flows.  The net indirect tax benefit from the stock compensation cost received upon the exercise of stock options that was recognized in the years ended December 31, 2008 and 2007 was $1.8 million and $1.1 million, respectively. The indirect benefits upon exercise of stock options relate to research and development tax credits and were recorded as a reduction of income tax expense.  There were no indirect tax benefits from stock compensation cost in 2009.

Stock Option Plans

The 2003 Stock Option Plan (“2003 Plan”) has 1,500,000 shares of common stock reserved for issuance to employees.  Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2003 Plan may be “non-statutory stock options” which expire no more than ten years from date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended.  Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise; the Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2003 Plan includes conditions whereby options not vested are cancelled if employment is terminated.  To date, all options granted under the 2003 Plan have been non-statutory stock options. The majority of the employee option grants become exercisable five years from the grant date or one quarter becomes exercisable after one year from the grant data and the balance vests ratably on a monthly basis over 36 months.  The options generally expire 10 years from the grant date.

The Company also has the 2001 Directors’ Stock Option Plan (the “Directors’ Plan”), which has 750,000 shares reserved for issuance to members of the Company’s Board of Directors.  Options not vested terminate if the directorship is terminated.  The options granted to non-employee directors generally vest one to four years from the grant date and expire 10 years from the grant date.

The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Expected term (in years)	5.8	8.0	7.6
Expected stock price volatility	37.4%	36.5%	37.0%
Risk-free interest rate	2.4%	3.5%	4.5%
Expected dividend yield	—%	—%	—%
Weighted average grant price	$35.24	$27.32	$35.42
Weighted average grant date fair value	$12.98	$13.03	$17.42

The fair value of stock grants is calculated using the Black-Scholes option valuation model.  The Company granted 254,000 options valued at $3.3 million in 2009, 230,800 options, valued at $3.0 million in 2008 and 302,500 options, valued at $5.3 million in 2007.  The expected term for all periods was based on expected future employee behavior.  The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.

As of December 31, 2009, the Company had $7.3 million of unamortized stock compensation cost of which approximately $2.5 million will amortize in 2010, $2.2 million will amortize in 2011, $1.7 million will amortize in 2012, $0.7 million will amortize in 2013 and less than $0.1 million will amortize in 2014.  As of December 31, 2009, the Company had 130 unvested time-based grants totaling 743,550 options, which vest between 2010 and 2014.  Vested and expected to vest stock options equal the Company’s total outstanding options at December 31, 2009.

A summary of the Company’s stock option activity for the as of and for the year ended December 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2008	2,706,786	$27.70

Granted	254,000	35.24
Exercised	(50,112)	27.53
Forfeited or expired	(45,050)	33.31

Outstanding at December 31, 2009	2,865,624	$28.28

Exercisable at December 31, 2009	2,122,074	$26.55

Available for grant at December 31, 2009:

2003 Plan	594,450
Director’s Plan	390,750
	985,200

The intrinsic value of stock options exercised in the years ended December 31, 2009, 2008 and 2007 was $0.3 million, $23.7 million and $1.5 million, respectively.  The intrinsic value of options outstanding and options exercisable at December 31, 2009 was $24.3 million and $21.4 million, respectively, based on the Company’s closing stock price of $36.44 on December 31, 2009.  The above intrinsic values are before applicable taxes.  The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2009, was 4.7 years and 3.4 years, respectively.

A summary of the Company’s weighted average fair value for non-vested stock option activity in 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2008	530,550	$15.67

Granted	254,000	12.98
Vested	(37,750)	8.15
Forfeited	(3,250)	16.84

Non-vested at December 31, 2009	743,550	$15.13

The total fair value of shares vested in 2009, 2008 and 2007 was $0.3 million, $0.2 million and $0.1 million, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which U.S. employees may purchase up to $25,000 annually of common stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of common stock reserved for issuance under the ESPP, which is subject to an annual increase of the least of 300,000 shares or two percent of the shares outstanding or such a number as determine by the Board.  To date, there have been no increases.  The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Employees purchased 46,401, 58,819 and 42,699 shares of common stock under the ESPP Plan in the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, there were 493,235 shares available for future issuance.

The fair value of rights to purchase shares under the ESPP is calculated using the Black-Scholes option valuation model.  Rights for the 2009, 2008 and 2007 purchase periods were valued using the following weighted average assumptions:

	Year ended December 31,
	2009	2008	2007
Expected term (in years)	0.5	0.5	0.5
Expected stock price volatility	48.3%	39.0%	25.0%
Risk-free interest rate	0.4%	2.1%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2009, the Company has less than $0.1 million of unamortized stock compensation expense from the ESPP which will be recognized in the first quarter of 2010.  The intrinsic value of ESPP shares at their date of purchase by employees in 2009, 2008 and 2007 was $0.4 million, $0.3 million and $0.2 million, respectively.

Note 5:  Fair Value Measurement:

The Company’s investment securities, which are considered available- for- sale and trading, consist principally of corporate preferred stocks, certificates of deposit and federal-tax-exempt state and municipal government debt.  The Company has $9.6 million of its investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets.  The Company has $46.4 million of its investment securities as Level 2 assets, which are pre-refunded municipal securities and have observable inputs. The Company has $0.9 million invested in one “auction rate security” as a Level 3 asset due to the unobservable inputs caused by the lack of liquidity. The valuation of this security was based on quotes received from our brokers which were derived from their internal models combined with internally developed discount factors.  In determining a discount factor for the auction rate security, the model weights various factors, including assessments of credit quality, duration, insurance wraps, discount rates, overall capital market liquidity and comparable securities, if any.  The security is carried at fair value.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

	Fair value measurements at December 31, 2009 using
	Total carrying value at December 31, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$55,987	$9,560	$46,427	$—
Trading securities	900	—	—	900
	$56,887	$9,560	$46,427	$900

The following tables summarize the change in the fair values for Level 3 items for the year ended December 31, 2009:

Level 3 changes in fair value (pre-tax):

Year ended December 31, 2009
Beginning balance	$15,925
Transfer into Level 3	—
Sales	(15,025)
Unrealized holding loss, included in other comprehensive income	—
Ending balance	$900

The Company has an agreement with UBS AG (“UBS”) that permits the Company to require UBS to purchase the Company’s auction rate security at par value plus accrued interest.  As of December 31, 2009, the Company has $0.9 million in one auction rate security.  There was less than $0.1 million decrease in the market values of the Company’s auction rate security in the year ended December 31, 2009.

Note 6:       Investment Securities

The Company’s investment securities consist of corporate preferred stocks, certificates of deposit and federal-tax-exempt state and municipal government debt.  All investment securities are considered available- for- sale except for the auction rate security which is considered trading.  All of the available-for-sale securities are “investment grade”, carried at fair value and there have been no gains or losses on their disposal.  We accumulate unrealized gains and losses on our available-for-sale securities, net of tax, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. We had no gross unrealized gains or losses on our available-for-sale securities at December 31, 2009 or 2008.  Balances consist of the following at December 31:

	2009	2008
Corporate preferred securities	$900	$5,042
Federal tax-exempt debt securities	46,427	54,694
Commercial paper	—	7,158
Certificates of deposit	9,560	—
Puts	—	549
	$56,887	$67,443

The scheduled maturities of the debt securities are between 2010 and 2039.

Investment income, including, money market funds and finance loans, consisted of the following for each year:

	2009	2008	2007
Corporate dividends	$169	$471	$521
Tax-exempt interest	721	2,135	3,347
Other interest	199	385	491
	$1,089	$2,991	$4,359

Note 7:       Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2009	2008
Salaries and benefits	$4,802	$4,031
Professional fees	1,867	962
Legal judgment plus interest (Note 9)	—	5,351
Incentive compensation	2,743	2,517
Value Added Tax accrual	1,199	—
Other	2,273	1,220
	$12,884	$14,081

Note 8:       Asset Held for Sale

In 2006, the Company discontinued production on the blood collection needle products purchased in 2002.  In December 2008, the Company’s manufacturing building in Connecticut became classified as a held for sale asset and was marked down to its fair market value less estimated selling costs on the balance sheet as of December 31, 2008, resulting in a charge to sales, general and administrative expense of $0.6 million in the year ended December 31, 2008.  The fair market value at December 31, 2009, which was determined by a potential buyer, was comparable to the adjusted carrying value, so no further adjustments were required in the year ended December 31, 2009.  The building was sold in January 2010 for approximately the carrying value as of December 31, 2009.

Note 9:       Litigation Matters

In January 2007, the Company received $8.0 million in settlement of litigation against a law firm that formerly represented the Company in patent litigation matters.  This is included in Other Income in the Consolidated Statements of Income for the year ended December 31, 2007.

In June 2007 the United States District Court for the Central District of California ordered ICU Medical, Inc. to pay Alaris Medical Systems, Inc. (now part of Carefusion), $4.8 million of fees and costs, which was later increased to $5.0 million, plus post judgment interest.  The Company paid the award and interest, totaling $5.5 million in 2009.  The $5.0 million award was recorded in Other Income in the Consolidated Statement of Income for the year ended December 31, 2007.

Note 10:     MedScanSonics, Inc.

The Company had a 94% interest in MedScanSonics, Inc., a subsidiary dedicated to the development of a new medical device for use in detecting coronary heart disease.  Clinical trials determined the failure of the technology, resulting in the subsidiary ceasing operations in 2008. The Company recorded a $1.1 million tax benefit from the closure of this subsidiary.  There were no other material effects on the Company’s consolidated financial statements.

Note 11:     Stockholder Rights Plan

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

On exercise, each Right entitles the holder to buy one share of Common Stock at an exercise price of $225.  In the event a third party or group were to acquire 15% or more of the Company’s outstanding Common Stock without the prior approval of the Board of Directors, each Right will entitle the holder, other than the acquirer, to buy Common Stock with a market value of twice the exercise price, for the Right’s then current exercise price.  In addition, if the Company were to be acquired in a merger after such an acquisition, shareholders with unexercised Rights could purchase common stock of the acquirer with a value of twice the exercise price of the Rights.

The Company’s Board of Directors may redeem the Rights for a nominal amount at any time prior to the tenth business day following an event that causes the Rights to become exercisable.  The Rights will expire unless previously redeemed or exercised on August 8, 2017.

Note 12:     Income Taxes

Income from continuing operations before taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
United States	$36,214	$33,111	$32,165
Foreign	2,935	2,967	1,181
	$39,149	$36,078	$33,346

The provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Current:
Federal	$10,385	$9,576	$9,688
State	806	2,203	712
Foreign	1,126	389	353
	12,317	12,168	10,753

Deferred:
Federal	$1,056	$(376)	$(856)
State	(1,002)	(1,841)	200
Foreign	221	1,827	240
	275	(390)	(416)
	$12,592	$11,778	$10,337

Current income taxes payable were reduced from the amounts in the above table by $9.0 million and $0.5 million in 2008 and 2007, respectively, equal to the direct tax benefit that the Company receives upon exercise of stock options by employees and directors. That benefit is allocated to stockholders’ equity. The Company has accrued for tax contingencies for potential tax assessments, and in 2009 has recognized a $0.5 million net increase of accruals of which $0.1 million relates to state tax reserves.

A reconciliation of the provision for income taxes at the statutory rate to the Company’s effective tax rate is as follows:

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$13,702	35.0%	$12,619	35.0%	$11,671	35.0%
State income tax, net of federal effect	894	2.3%	849	2.4%	448	1.3%
Tax credits	(1,690)	-4.3%	(1,903)	-5.3%	(833)	-2.5%
Tax-exempt interest and dividends	(283)	-0.7%	(842)	-2.3%	(1,360)	-4.1%
Domestic production activities/other	(351)	-0.9%	(131)	-0.5%	(285)	-0.8%
Loss of domestic subsidiary not consolidated for tax purposes	—	0.0%	—	0.0%	102	0.3%
Foreign income tax	320	0.8%	1,186	3.3%	594	1.8%
	$12,592	32.2%	$11,778	32.6%	$10,337	31.0%

Tax credits in 2009, 2008 and 2007 consist principally of research and developmental tax credits.  The indirect effect of non-statutory stock options exercised on research and development tax credits and other tax credits were recorded as reductions of the effective tax provision.

The components of the Company’s deferred income tax provision for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Allowance for doubtful accounts	$(17)	$66	$11
Inventory reserves	(297)	339	113
Accruals	(114)	(245)	(1,680)
State income taxes	(52)	786	(225)
Acquired future tax deductions	300	300	300
Depreciation and amortization	1,571	(417)	497
Net operating loss (“NOL”) carryforward	—	577	476
Tax credits	(1,116)	(1,796)	92
	$275	$(390)	$(416)

The components of the Company’s deferred income tax assets (liabilities) at December 31, are as follows:

Acquired future tax deductions are the tax benefits included in the Company’s consolidated income tax returns originating in Bio-Plexus, Inc., an entity purchased in 2002, prior to its acquisition by the Company. They consist of: (a) the net tax benefit of items expensed for financial statement purposes but capitalized and amortized for tax purposes of $1.9 million at acquisition date, less $1.8 million realized since acquisition; most of the balance of $0.1 million will be realized in approximately equal amounts over the next six years, and (b) by the tax benefited portion of Bio-Plexus’s NOL carry-forward of $2.0 million, less $1.2 million realized since acquisition, which will be realized in approximately equal amounts over the next 14 years. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carry-forwards, and the amount of Bio-Plexus federal NOL carry-forwards recorded is the net federal benefit available. Bio-Plexus also has approximately $18.0 million of Connecticut state NOL carry-forwards expiring through 2022. Realization of any significant portion of these NOLs is unlikely, and the Company has not ascribed any value to them.

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

MedScanSonics, Inc., a domestic subsidiary, was liquidated in 2008.  A tax benefit of $1.1 million was realized.

The Company’s Mexican subsidiary has a deferred tax liability of $1.8 million at December 31, 2009, as a result of new tax legislation enacted in 2008.

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

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s United States federal income tax returns for tax years since 2007 are subject to examination by the Internal Revenue Service. The Company’s principal state income tax returns for tax years since 2001 are subject to examination by the state tax authorities.

The total gross amount of unrecognized tax benefits as of December 31, 2009 was $5.3 million that, if recognized, would affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The following table summarizes our cumulative gross unrecognized tax benefits:

	2009	2008
Beginning balance	$4,887	$3,555
Increases (decreases) to prior year tax positions	(29)	34
Increases to current year tax positions	536	1,908
Decrease related to lapse of statue of limitations	—	(138)
Decrease related to settlements	(88)	(472)
Ending balance	$5,306	$4,887

Note 13:    Products, Major Customers and Concentrations of Credit Risks

All of the Company’s products are disposable medical devices.  The Company’s principal product is its CLAVE needleless I.V. connection system which accounted for $85.2 million, $80.6 million and $72.3 million of revenues in 2009, 2008 and 2007, respectively.  Custom products, which include custom infusion sets, custom oncology products and custom critical care products, accounted for $78.6 million, $69.8 million and $58.1 million of revenues in 2009, 2008 and 2007, respectively.  Standard critical care products accounted for $41.8 million, $34.1 million and $40.9 million of revenues in 2009, 2008 and 2007, respectively.

The Company sells products, which are sold on credit terms on an unsecured basis, principally throughout the United States to medical product manufacturers, independent medical supply distributors, and in selected cases to hospitals and homecare providers. The manufacturers and distributors, in turn, sell the Company’s products to healthcare providers. For the years ended December 31, 2009, 2008 and 2007, the Company had worldwide sales to one manufacturer, Hospira, of 53%, 69% and 73%, respectively, of consolidated revenue.  As of December 31, 2009 and 2008, the Company had accounts receivable from Hospira of 37% and 66%, respectively, of consolidated accounts receivable.

Export sales and sales outside the United States and Canada, which are determined by the destination of the product shipment, accounted for 21%, 15% and, 13% of total revenue in 2009, 2008 and 2007, respectively.

As of December 31, 2009, approximately $51.3 million of the Company’s long-lived assets, principally property and equipment, were located outside the United States: approximately $39.9 million in Mexico, $6.0 million in Italy, $5.2 million in Slovakia and $0.2 million in Germany.  As of December 31, 2008, approximately $44.0 million of the Company’s long-lived assets, principally property and equipment, were located outside the United States: approximately $38.0 million in Mexico and $6.0 million in Italy.

Note 14: Treasury Stock

The Company has a common stock repurchase plan, authorized by its board of directors, to purchase up to $55 million of its common stock.  As of December 31, 2009, $26.3 million has been purchased.

Note 15: Operating Lease

The Company leases its building in Ludenscheid, Germany.  The lease expires extends through December 31, 2011 and has an option to extend the term.  The 2009 lease expense was $0.1 million.  Our annual minimum future lease payments are $0.1 million in 2010 and 2011

Note 16:    Commitments and Contingencies

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

Pursuant to the Asset Purchase Agreement with Hospira, the Company agreed to indemnify Hospira and its affiliates from certain liabilities arising out of (i) inaccuracies of the Company’s representations and breaches of the Company’s warranties; (ii) defaults of the Company’s covenants or obligations; (iii) certain assumed obligations and (iv) use of the acquired assets after the date of closing.  Most of Hospira’s rights to indemnification will terminate eighteen months after the closing of the transaction on August 31, 2009, except for liabilities arising out of certain provisions of the asset purchase agreement and liabilities for which notice was previously provided.  Notwithstanding the foregoing, the Company is not obligated to indemnify Hospira for any liabilities for which Hospira is obligated to indemnify us or our affiliates under the MCDA.

Note 17:  Quarterly Financial Data - Unaudited

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2009
Total revenue	$54,335	$53,399	$53,965	$69,814
Gross profit	26,566	25,789	25,079	31,414
Net income	7,062	5,741	6,324	7,430
Net income per share:
Basic	$0.48	$0.39	$0.43	$0.51
Diluted	$0.47	$0.38	$0.42	$0.50

2008
Total revenue	$44,654	$48,592	$54,735	$56,745
Gross profit	17,771	20,804	24,947	26,294
Net income	2,898	4,772	7,645	8,985
Net income per share:
Basic	$0.21	$0.34	$0.53	$0.62
Diluted	$0.20	$0.33	$0.52	$0.61

Note 18:  Subsequent Events

The Company has evaluated subsequent events through February 19, 2010, which is the date the financial statements were available to be issued.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our independent registered public accounting firm that audited the December 31, 2009 financial statements included in this Annual Report on Form 10-K has issued us an attestation report on our internal control over financial reporting.  This report is included in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2009 based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s independent registered public accounting firm that audited the December 31, 2009 financial statements included in this Annual Report on Form 10-K has issued to the Company an attestation report on the Company’s internal control over financial reporting .

Item 9B.    Other Information

None

PART III

Item 10. Directors and Executive Officers of Registrant and Corporate Governance.

The information required by this item about our board of directors, audit committee, including the audit committee’s financial expert, and disclosure of Forms 3, 4 or 5 delinquent filers is set forth under the captions Election of Directors, Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders, and such information is incorporated herein by reference.  The information required by this item about our executive officers is set forth in Part I, Item 4A of this Report under the caption “Executive Officers of Registrant.”

We have a Code of Business Conduct and Ethics for Directors and Officers. A copy is available on our website, www.icumed.com. We will disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics for Directors and Officers on our website.

Item 11. Executive Compensation.

The information required by this item is set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the caption Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

We have a 2003 Stock Option Plan under which we may grant options to purchase our common stock to our employees and have a 2001 Directors’ Stock Option Plan under which we may grant options to purchase our common stock to our directors. We had a 1993 Stock Incentive Plan, under which we granted options to purchase common stock to the employees which expired in January 2005.  We also have an Employee Stock Purchase Plan.  All plans were approved by our stockholders.  Further information about the plans is in Note 4 to the Consolidated Financial Statements.  Certain information about the plans at December 31, 2009, is as follows:

Number of shares remaining
Number of shares to be issued upon	Weighted-average exercise	available for future issuance under
exercise of outstanding options,	price of outstanding	equity compensation plans
warrants and rights	options, warrants and rights	(excluding shares reflected in column (a))
(a)	(b)	(c)*
2,865,624	$28.28	1,478,435

*As of December 31, 2009, there were 493,235 shares of common stock available for issuance under our Employee Stock Purchase Plan, which are included in this amount.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Director Independence in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is set forth under the caption Selection of Auditors in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.             Financial Statements

2.             Financial Statement Schedules

The Financial Statement Schedules required to be filed as a part of this Report are:

Schedule II — Valuation and Qualifying Accounts	62

Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Report.

3.	Exhibits	63

Exhibits required to be filed as part of this Report are:

Exhibit
Number	Description
2.1	Asset Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc. (11)

2.2	Letter Agreement dated May 1, 2005 between Registrant and Hospira, Inc. (11)

2.3	Real Estate Purchase Agreement dated February 25, 2005 between Registrant and Hospira, Inc. (11)

2.4	Transition Services Agreement dated May 1, 2005 between Registrant and Hospira, Inc. (11)

2.5	List of schedules and exhibits to Asset Purchase Agreement, Letter Agreement, Real Estate Purchase Agreement and Transition Services Agreement. (11)

2.6	Letter Agreement dated July 13, 2005 between Registrant and Hospira, Inc. re: Asset Purchase Agreement dated February 25, 2005. (12)

2.7	Asset Purchase Agreement made and entered into as of July 8, 2009, by and between Registrant and Hospira, Inc. (19) #

3.1	Registrant’s Certificate of Incorporation, as amended. (1)

3.2	Registrant’s Bylaws, as amended. (20)

10.1	Form of Indemnity Agreement with Executive Officers.(1)

10.2	Registrant’s Amended and Restated 1993 Incentive Stock Plan.(2)*

10.3	Manufacture and Supply Agreement dated September 13, 1993 between Registrant and B. Braun, Inc. relating to the Protected Needle product.(3)

10.4	Supply and Distribution Agreement dated April 3, 1995 between Registrant and Abbott Laboratories, Inc. relating to the CLAVE product.(4)

10.5	Amended and Restated Rights Agreement dated October 18, 2007 between Registrant and American Stock Transfer & Trust Company as Rights Agent.(14)

10.6	SafeLine Agreement effective October 1, 1999 by and between Registrant and B.Braun Medical, Inc.(5)

10.7	Amendment to April 3, 1995 Supply and Distribution Agreement, dated January 1, 1999, between Registrant and Abbott Laboratories.(6)

10.8	Co-Promotion and Distribution Agreement, dated February 27, 2001 between Registrant and Abbott Laboratories.(7)

10.9	Registrant’s 2001 Directors’ Stock Option Plan.(8)*

10.10	Registrant’s 2002 Employee Stock Purchase Plan.(8)*

10.11	Registrant’s 2003 Stock Option Plan.(9)*

10.12	Amendment to April 3, 1995 Supply and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories.(10)

10.13	Amendment to February 27, 2001 Co-Promotion and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories.(10)

10.14	Manufacturing, Commercialization and Development Agreement between Registrant and Hospira, Inc. effective May 1, 2005. (12)

10.15	Employment Agreement between Registrant and George A. Lopez, M.D. effective January 1, 2009. (17)*

10.16	Form of ICU Medical, Inc. 2005 Long Term Retention Plan. (11)

10.17	Letter Agreement dated July 8, 2005 between Registrant and Hospira, Inc. re: Manufacturing, Commercialization and Development Agreement effective May 1, 2005. (12)

10.18	Settlement and Release Agreement dated as of January 2, 2007 between ICU Medical, Inc. and Fulwider Patton Lee & Utecht, LLP. (13)

10.19	Retention Agreement between Registrant and Richard A. Costello, effective September 30, 2008 (15)*

10.20	Retention Agreement between Registrant and Steven C. Riggs, effective September 30, 2008 (15)*

10.21	Retention Agreement between Registrant and Scott E. Lamb, effective September 30, 2008 (15)*

10.22	Retention Agreement between Registrant and Alison Burcar, effective September 30, 2008 (15)*

10.23	Executive officer compensation*

10.24	Non-employee director compensation*

10.25	2008 Performance-Based Incentive Plan. (18)*

10.26	Amendment No. 1 to 2001 Director’s Stock Plan (20)*

10.27	Amendment No. 2 to 2001 Director’s Stock Plan (20)*

10.28	Amendment No. 3 to 2001 Director’s Stock Plan (20)*

10.29	Form of Executive Officer Retention Agreement (21)*

10.30	Form of CEO Retention Agreement (21)*

10.31

Schedule identifying parties to agreements with the Registrant substantially identical to the Form of Executive Officer Retention Agreement filed as Exhibit 10.29 hereto and Form of CEO Retention Agreement filed as Exhibit 10.30 hereto.

14.1	Code of Business Conduct and Ethics for Directors and Officers (16)

21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Executive compensation plan or other arrangement

#Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment.  Omitted portions have been filed separately with the Securities and Exchange Commission.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(14)         Filed as an Exhibit to Registrant’s Registration Statement on Form 8-A/A dated October 18, 2007, and incorporated herein by reference.

(15)         Filed as an Exhibit to Registrant’s Current Report on Form 8-K dated October 2, 2008 and incorporated herein by reference.

(16)         Filed as an Exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2009 and incorporated herein by reference.

(17)         Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009, and incorporated herein by reference.

(18)         Filed as Exhibit A to Registrant’s definitive Proxy Statement filed pursuant to Regulation 14A on April 10, 2008 and incorporated herein by reference.

(19)         Filed as an Exhibit to Registrant’s Current Report on Form 8-K dated September 4, 2009 and incorporated herein by reference.

(20)         Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, and incorporated herein by reference.

(21)         Filed as an Exhibit to Registrant’s Current Report on Form 8-K dated February 4, 2010 and incorporated herein by reference.

(b)  The exhibits are set forth in subsection (a)(3) above.

(c)  The financial statement schedules are set forth in (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ George A. Lopez, M.D.
George A. Lopez, M.D.
Chairman of the Board

Dated:	February 19, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Lopez, M.D.	Chairman of the Board, President,	February 19, 2010
George A. Lopez, M.D.	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Scott E. Lamb	Chief Financial Officer	February 19, 2010
Scott E. Lamb	(Principal Financial Officer)

/s/ Kevin J. McGrody	Controller	February 19, 2010
Kevin J. McGrody	(Principal Accounting Officer)

/s/ Jack W. Brown	Director	February 19, 2010
Jack W. Brown

/s/ John J. Connors	Director	February 19, 2010
John J. Connors

/s/ Michael T. Kovalchik, III, M.D.	Director	February 19, 2010
Michael T. Kovalchik, III, M.D.

/s/ Joseph R. Saucedo	Director	February 19, 2010
Joseph R. Saucedo

/s/ Richard H. Sherman, M.D.	Director	February 19, 2010
Richard H. Sherman, M.D.

/s/ Robert S. Swinney, M.D.	Director	February 19, 2010
Robert S. Swinney, M.D.

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2007:

Allowance for doubtful accounts	$310	$345	$—	$—	$655

For the year ended December 31, 2008:

Allowance for doubtful accounts	$655	$(270)	$—	$(65)	$320

For the year ended December 31, 2009:

Allowance for doubtful accounts	$320	$4	$—	$	$324

EXHIBIT INDEX

10.23	Executive officer compensation

10.24	Non-employee director compensation

10.31

Schedule identifying parties to agreements with the Registrant substantially identical to the form of Executive Officer Retention Agreement filed as Exhibit 10.29 hereto and Form of CEO Retention Agreement filed as Exhibit 10.30 hereto.

21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document