Form 10-Q
period 2010-03-31
ICU MEDICAL INC/DE
filed 2010-04-23
CIK 883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 12, 2010
Common	13,485,929

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,900	$51,248
Investment securities	42,014	56,887
Cash, cash equivalents and investment securities	84,914	108,135
Accounts receivable, net of allowance for doubtful accounts of $360 at March 31, 2010 and $324 at December 31, 2009	48,836	47,777
Inventories	37,556	41,327
Prepaid income taxes	—	1,994
Prepaid expenses and other current assets	6,192	5,462
Deferred income taxes	4,348	3,243
Total current assets	181,846	207,938

PROPERTY AND EQUIPMENT, net	82,748	77,449
PROPERTY HELD FOR SALE	—	940
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	16,287	16,782
DEFERRED INCOME TAXES	3,686	3,710
INCOME TAXES RECEIVABLE	856	856
	$286,901	$309,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,997	$18,423
Accrued liabilities	11,623	12,884
Income taxes payable	246	—
Deferred revenue	1,186	2,389
Total current liabilities	31,052	33,696

DEFERRED INCOME TAXES	5,673	5,698
INCOME TAX LIABILITY	4,754	4,754
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 14,811 shares at March 31, 2010 and December 31, 2009, outstanding 13,581 shares at March 31, 2010 and 14,239 shares at December 31, 2009	1,481	1,481
Additional paid-in capital	54,972	54,357
Treasury stock, at cost — 1,230 and 572 shares at March 31, 2010 and December 31, 2009	(42,827)	(19,881)
Retained earnings	232,116	227,861
Accumulated other comprehensive income (loss)	(320)	1,187
Total stockholders’ equity	245,422	265,005
	$286,901	$309,153

(1) December 31, 2009 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2010	2009

REVENUES:
Net sales	$64,212	$54,195
Other	151	140
TOTAL REVENUE	64,363	54,335

COST OF GOODS SOLD	37,436	27,769

Gross profit	26,927	26,566

OPERATING EXPENSES:
Selling, general and administrative	19,655	15,112
Research and development	918	738
Total operating expenses	20,573	15,850

Income from operations	6,354	10,716

OTHER INCOME	192	318
Income before income taxes	6,546	11,034

PROVISION FOR INCOME TAXES	(2,291)	(3,972)

NET INCOME	$4,255	$7,062

NET INCOME PER SHARE
Basic	$0.31	$0.48
Diluted	$0.30	$0.47

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,863	14,735
Diluted	14,111	14,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,255	$7,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,551	3,564
Provision for doubtful accounts	52	16
Stock compensation	823	599
Loss on disposal of property and equipment	50	20
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired
Accounts receivable	(1,793)	7,777
Inventories	2,997	(2,273)
Prepaid expenses and other assets	(1,158)	(1,340)
Accounts payable	(224)	748
Accrued liabilities	(1,042)	(276)
Deferred revenue	(1,203)	—
Prepaid and deferred income taxes	2,305	3,872
Net cash provided by operating activities	9,613	19,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,375)	(2,144)
Proceeds from sale of asset	893	—
Business acquisition, net of cash acquired	—	(5,663)
Change in restricted cash	—	6,014
Purchases of investment securities	(5,799)	(20,936)
Proceeds from sale of investment securities	20,672	14,541
Net cash provided (used) by investing activities	5,391	(8,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	46	1,207
Proceeds from employee stock purchase plan	747	623
Tax benefits from exercise of stock options	29	19
Purchase of treasury stock	(23,976)	(560)
Net cash provided (used) by financing activities	(23,154)	1,289

Effect of exchange rate changes on cash	(198)	(537)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,348)	12,333

CASH AND CASH EQUIVALENTS, beginning of period	51,248	55,696
CASH AND CASH EQUIVALENTS, end of period	$42,900	$68,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009

Net income	$4,255	$7,062

Other comprehensive loss, net of tax of $1,110 and $544 for the three months ended March 31, 2010 and 2009, respectively:
Foreign currency translation adjustment	(1,507)	(887)

Comprehensive income	$2,748	$6,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Amounts in tables in thousands, except per share data)

(unaudited)

Note 1:  Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.

ICU Medical, Inc. (the “Company”), a Delaware corporation, operates principally in one business segment engaged in the development, manufacturing and marketing of disposable medical devices. The Company’s devices are sold directly or to distributors and medical product manufacturers throughout the United States and internationally. All subsidiaries are wholly or majority owned and included in the consolidated financial statements. All intercompany balances and transactions have been eliminated.

Note 2:  New Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820):  “Improving Disclosures about Fair Value Measurements”.  This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3.  This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.

Note 3:  Fair Value Measurement:

The Company’s investment securities, which are considered available-for-sale and trading, consist principally of certificates of deposit and federal-tax-exempt state and municipal government debt.  The Company has $8.8 million of its investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets.  The Company has $32.3 million of its investment securities as Level 2 assets, which are pre-refunded and non-pre-refunded municipal securities and have observable inputs. The Company has $0.9 million invested in one “auction rate security” as a Level 3 asset due to the unobservable inputs caused by the lack of liquidity.  The valuation of this security was based on quotes received from our brokers derived from their internal models combined with internally developed discount factors.  In determining a discount factor for each auction rate security, the model weights various factors, including assessments of credit quality, duration, insurance wraps, discount rates, overall capital market liquidity and comparable securities, if any.  They are carried at fair value.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

	Fair value measurements at March 31, 2010 using
	Total carrying value at March 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$41,114	$8,855	$32,259	$—
Trading securities	900	—	—	900
	$42,014	$8,855	$32,259	$900

The following tables summarize the change in the fair values for Level 3 items for the quarter ended March 31, 2010:

Level 3 changes in fair value (pre-tax):

Quarter ended March 31, 2010
Beginning balance	$900
Transfer into Level 3	—
Sales	—
Unrealized holding loss, included in other comprehensive income	—
Ending balance	$900

The Company has an agreement in place with UBS AG (“UBS”) that permits the Company to require UBS to purchase the Company’s auction rate securities at par value plus accrued interest.  As of March 31, 2010, the Company has $0.9 million in one auction rate security.  There was no change in the market value of the Company’s auction rate security in the quarter ended March 31, 2010.

Note 4:  Inventories:

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
Raw material	$17,846	$16,268
Work in process	2,443	2,711
Finished goods	17,267	22,348
Total	$37,556	$41,327

Note 5:  Property and Equipment:

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Machinery and equipment	56,981	57,966
Land, building and building improvements	50,989	50,200
Molds	20,051	18,939
Computer equipment and software	12,392	12,196
Furniture and fixtures	1,884	1,928
Construction in progress	16,066	9,565

Total property and equipment, cost	158,363	150,794
Accumulated depreciation	(75,615)	(73,345)

Net property and equipment	$82,748	$77,449

Note 6:  Net Income Per Share:

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 472,000 and 1,135,000 for the quarters ended March 31, 2010 and 2009, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted

	Three months ended March 31,
	2010	2009
Net income	$4,255	$7,062

Weighted average number of common shares outstanding (for basic calculation)	13,863	14,735
Dilutive securities	248	134
Weighted average common and common equivalent shares outstanding (for diluted calculation)	14,111	14,869
EPS — basic	$0.31	$0.48
EPS — diluted	$0.30	$0.47

Note 7:  Income Taxes:

Income taxes were accrued at an estimated annual effective tax rate of 35% in the first quarter of 2010 compared to 36% in the first quarter of 2009. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, tax exempt income and deductions for domestic production activities.

Note 8:  Major Customer:

The Company had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 41% and 71% of total revenue for the quarters ended March 31, 2010 and 2009, respectively.  As of March 31, 2010 and December 31, 2009, the Company had accounts receivable from Hospira of 35% and 37%, of consolidated accounts receivable, respectively.

Note 9:  Treasury Stock

The Company has a common stock repurchase plan, authorized by its board of directors, to purchase up to $55 million of its common stock.  The Company purchased $24.0 million of its common stock in the quarter ended March 31, 2010.  As of March 31, 2010, $50.3 million of common stock has been purchased.

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

Pursuant to the Asset Purchase Agreement with Hospira, the Company agreed to indemnify Hospira and its affiliates from certain liabilities arising out of (i) inaccuracies of the Company’s representations and breaches of the Company’s warranties; (ii) defaults of the Company’s covenants or obligations; (iii) certain assumed obligations and (iv) use of the acquired assets after the date of closing.  Most of Hospira’s rights to indemnification will terminate eighteen months after the closing of the transaction on August 31, 2009, except for liabilities arising out of certain provisions of the asset purchase agreement and liabilities for which notice was previously provided.  Notwithstanding the foregoing, the Company is not obligated to indemnify Hospira for any liabilities for which Hospira is obligated to indemnify us or our affiliates under our Manufacturing, Commercialization and Development Agreement with Hospira, Inc., dated March 1, 2005 (the “MCDA”).

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

We have been reducing our dependence on our current proprietary products.

One strategy has been to acquire new product lines.  For example, in August 2009, we purchased the commercial rights and physical assets of Hospira’s critical care product line, which resulted in our control over all aspects of the critical care product line, including production, sales, marketing, customer contracting and distribution. We had previously manufactured for sale, exclusively to Hospira, the critical care products.  Hospira retained commercial responsibility for the products that we manufactured, including sales to end customers, marketing, pricing, distribution, customer contracts, customer service and billing.  We had little ability to directly influence Hospira’s sales and marketing efforts, and our sales under this arrangement were subject to fluctuations over which we had little control. The purchase of Hospira’s critical care line has resulted in an increase in direct sales and sales to independent distributors but a decrease in sales to Hospira.  There is no assurance that we will be successful in finding future acquisition opportunities or integrating these new product lines into our existing business.

Another strategy for reducing our dependence on our current proprietary products has been to introduce new products. We have introduced a new line of oncology products including the Spiros male lure connector device, the Genie vial access device and ancillary products specifically designed for chemotherapy. We can provide no assurance that we will be able to successfully manufacture market and sell these new products.

We are also expanding our custom products business through increased sales to medical product manufacturers, independent distributors and through direct sales to the end users of our product.  These expansions include our 2008 agreement with Premier, the extension of the term of our agreement with MedAssets and our recent entry into an agreement with Novation of all our critical care products.  Each of these organizations is a U.S. healthcare purchasing network.  Custom products, which include custom infusion, custom oncology and custom critical care products, accounted for approximately $20.4 million or 32% of total revenue in the first quarter of 2010 and $78.6 million or 34% of total revenue in 2009.  We expect increases in sales of custom infusion sets, custom critical care and custom oncology products and expect that these products will be of increasing importance to us in future years.  We expect continued growth in 2010 in our CLAVE products in the U.S., but at a modest growth rate.  We also potentially face substantial increases in competition in our CLAVE business.  Therefore, we are focusing on increasing product development, acquisition, sales and marketing efforts to custom products and other products that lend themselves to customization and new products in the U.S. and international markets.

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be of singular importance to our growth.  We currently manufacture custom infusion sets for sale by Hospira and jointly promote the products under the name SetSource. Additionally, as discussed above, prior to our acquisition of its critical care line, we previously manufactured Hospira’s critical care products. In the first quarter of 2010 and the years ended 2009 and 2008, our revenues from worldwide sales to Hospira were 41%, 53% and 69%, respectively, of total revenues.  Although we can provide no assurances, as a result of our purchase of Hospira’s critical care product line, we expect the percentage of revenues from sales to Hospira will continue to decrease because we now sell critical care products directly to the distributor or end user instead of to Hospira.  However, we expect revenues from sales of CLAVE products, custom infusion sets and new products to Hospira to remain a significant percentage of our revenues.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market, and we expect that Hospira will be important to our growth for CLAVE, custom infusion sets, and our other products worldwide.

We believe that achievement of our growth objectives worldwide will require increased efforts by us in sales and marketing and product development in these markets; however, there is no assurance that we will be successful in implementing our growth strategy. The custom products market is small, when compared to the larger market of standard products, and we could encounter customer resistance to custom products.  Further, we could encounter increased competition as other companies see opportunity in this market.  Product development or acquisition efforts may not succeed, and even if we do develop or acquire additional products, there is no assurance that we will achieve profitable sales of such products.  An adverse change in our relationship with Hospira, or a deterioration of Hospira’s position in the market, could have an adverse effect on us.  Increased expenditures for sales and marketing and product acquisition and development may not yield desired results when expected, or at all.  While we have taken steps to control these risks, there are certain risks that may be outside of our control, and there is no assurance that steps we have taken will succeed.

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Quarter ended March 31,		Fiscal Year Ended
Product Line	2010	2009	2009	2008
CLAVE	36%	39%	37%	39%
Custom products	32%	35%	34%	34%
Standard critical care	19%	17%	18%	17%
Standard oncology products	2%	1%	2%	1%
Other products/other revenue	11%	8%	9%	9%
Total	100%	100%	100%	100%

We sell our I.V. administration products to independent distributors, direct sales and through agreements with Hospira and certain other medical product manufacturers.  Most independent distributors handle the full line of our I.V. administration products.  We sell our I.V. administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors, oncology products and the CLC2000.  Under a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2014.  We sell invasive monitoring and angiography to independent distributors and through direct sales.  We also sell certain other products to a number of other medical product manufacturers.

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

We have an ongoing program to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory.  These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines.  In 2006, we centralized our proprietary molding in Salt Lake City and expanded our production facility in Mexico, which took over the majority of our manual assembly previously done in Salt Lake City.  In 2007, we began a significant initiative to improve production processes, called the “ICU Production System” or “IPS”, which we believe will enable us to further improve our manufacturing efficiency.  We started IPS in our Mexico facility in 2007 and in our Salt Lake City facility in 2008.  These efforts are ongoing in both facilities and will continue beyond 2010.  In July 2009, we purchased land in Slovakia and in the third quarter of 2009, we started construction of an assembly plant that will serve our European product distribution.  We expect this plant to be operational in the second half of 2010.  We may establish additional production facilities outside the U.S.  There is no assurance that we will derive the expected benefits of IPS or achieve success in establishing manufacturing facilities outside the U.S.

We distribute products through three distribution channels. Product revenues for each distribution channel were as follows:

	Quarter ended March 31,		Fiscal Year Ended
Channel	2010	2009	2009	2008
Medical product manufacturers	39%	66%	50%	67%
Independent domestic distributors/direct sales	37%	15%	29%	18%
International distributors/direct sales	24%	19%	21%	15%
Total	100%	100%	100%	100%

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

Quarter-to-quarter comparisons: We present summarized income statement data in Part I, Item 1- Financial Statements. The following table shows, for the year ended December 31, 2009 and the first quarters of 2010 and 2009, the percentages of each income statement caption in relation to total revenues.

	Percentage of Revenues
	Fiscal Year	Quarter ended March 31,
	2009	2010	2009

Total revenues	100%	100%	100%

Gross profit	47%	42%	49%

Selling, general and administrative expenses	30%	31%	28%
Research and development expenses	1%	1%	1%
Total operating expenses	31%	32%	29%

Income from operations	16%	10%	20%
Other income	1%	—%	—%
Income before income taxes	17%	10%	20%
Income taxes	5%	3%	7%
Net income	12%	7%	13%

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

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Revenues were $64.4 million in the first quarter of 2010, compared to $54.3 million in the first quarter of 2009.

Distribution channels:  Net U.S. sales to Hospira in the first quarter of 2010 were $24.0 million, compared to net sales of $34.8 million in the first quarter of 2009, a decrease of 31%.  The $10.8 million decrease was primarily due to $11.3 million in decreased standard and custom critical care sales, partially offset by $0.9 million in increased CLAVE sales.  The decreased standard and custom critical care sales to Hospira were primarily related to our acquisition of the critical care assets from Hospira.  As a result of this acquisition, which closed on August 31, 2009, we no longer sell critical care products to Hospira.  The increase in CLAVE sales was from higher unit sales due to increased market share through Hospira.  Excluding critical care products, we expect modest growth in sales to Hospira in 2010 from 2009, although there is no assurance that these expectations will be realized.

Net sales to domestic distributors/direct in the first quarter of 2010 (including Canada) were $23.5 million compared to $8.3 million in the first quarter of 2009, an increase of 184%.  The increased sales were primarily from $9.2 million in new standard critical care sales, $2.1 million in new custom critical care sales and $1.6 million in increased custom infusion set sales.  As a result of our purchase of Hospira’s critical care line, we ceased selling critical care products to Hospira and began selling the critical care products directly to distributors and through direct sales in September 2009. The increase in custom infusion set sales was due to higher unit volume sales.  We expect increases in domestic distributor sales in 2010 compared to 2009, principally from growth in custom products and new critical care product sales, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $15.7 million in the first quarter of 2010, compared with $10.2 million in the first quarter of 2009, an increase of 53%.  The increased sales were primarily from $3.2 million in new standard critical care sales, $1.1 million in new custom critical care sales, $0.7 million in increased CLAVE sales, partially offset by $1.5 million in lower custom oncology sales.  The CLAVE increase is from increased unit volume due to increased market share and demographic growth.  The decrease in custom oncology sales was due to lower unit volume sales.  We expect increases in international customer sales in 2010, primarily from growth in CLAVE and new critical care product sales, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE products increased from $21.2 million in the first quarter of 2009 to $23.4 million in the first quarter of 2010, an increase of 10%.  This increase was in all channels and from increased market share and demographic growth.  We expect modest increases in CLAVE product sales in 2010 compared to 2009, although there is no assurance that these expectations will be realized.

Net sales of custom products, which include custom infusion, custom oncology products and custom critical care products, were $20.4 million in the first quarter of 2010 compared to $18.9 million in the first quarter of 2009, an increase of 8%.  This increase was primarily comprised of increased sales of custom infusion sets of $1.7 million, increased custom critical care product sales of $0.9 million, partially offset by $1.1 million in lower custom oncology set sales.  The unit growth in custom infusion sets was primarily due to the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  The unit growth in custom critical care products was due to higher unit sales and a higher average selling price since we are now selling directly to the distributor or customer instead of to Hospira, an OEM.  The decrease in custom oncology is due to lower unit sales.  We expect increases in custom product and custom infusion set sales from increased unit volume in 2010 compared to 2009.  We expect increases in custom critical care sales from increased unit sales at a higher average selling price in 2010 compared to 2009.

Critical care product sales were $12.4 million in the first quarter of 2010 compared to $9.0 million in the first quarter of 2009, an increase of 38%.  This increase was due to higher sales to domestic and international distributors and through direct sales in the first quarter of 2010 compared to sales to Hospira in the first quarter of 2009.  We expect increased sales in 2010 compared to 2009 because of higher sales through distributors and through direct sales than to Hospira.

Our standard oncology product sales were $1.4 million in the first quarter of 2010 compared to $0.7 million in the first quarter of 2009.  The increase was a result in all our distribution channels.

Other revenue consists of license, royalty and revenue share income and was approximately $0.2 million in the first quarter of 2010 and $0.1 million in the first quarter of 2009.  We may receive other license fees or royalties in the future for the use of our technology.  There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margins for the first quarters of 2010 and 2009 were 42% and 49%, respectively.  Higher freight costs contributed to two percentage points of the margin decrease and unfavorable exchange rates with the Peso contributed to one percentage point of the margin decrease.  The remaining margin decrease was from product mix primarily made up of lower margin critical care products.  Some of these products include higher temporary costs associated with transitioning the manufacturing of these products from Hospira to us.

We estimate our gross margin in 2010 will approximate 43%; however, there is no assurance that these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) were $19.7 million and 31% of revenues in the first quarter of 2010, compared with $15.1 million and 28% of revenues in the first quarter of 2009.  The increase was primarily from increased sales compensation and benefits of $2.0 million, higher sales travel expenses of $0.7 million, higher sales and marketing promotional costs of $1.2 million, including $0.7 million in higher dealer fees and group purchasing organization fees which were primarily from critical care sales and our agreement with Premier, increased depreciation and amortization expenses of $0.4 million, partially offset by $0.6 million in lower legal expenses.  The increase in compensation and benefits and travel expenses is primarily a result of the expansion of our sales workforce by 50 employees from March 2009 to March 2010 for our critical care products and growth in other products.  The decrease in legal expenses is primarily from lower patent litigation costs.  We expect SG&A in 2010 to be approximately 27-28% of revenue. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $0.9 million and 1% of revenue in the first quarter of 2010 compared to $0.7 million and 1% of revenue in the first quarter of 2009.  We expect R&D in 2010 to be 1-2% of revenue, although there is no assurance that these expectations will be realized.

Other income was $0.2 million in the first quarter of 2010 compared to $0.3 million in the first quarter of 2009.

Income taxes were accrued at an estimated annual effective tax rate of 35% in the first quarter of 2010 compared to 36% in the first quarter of 2009.  The 2009 rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, tax exempt income and deductions for domestic production activities. We expect our effective tax rate to be approximately 35% in 2010.

Liquidity and Capital Resources

During the first quarter of 2010, our cash, cash equivalents and investment securities decreased by $23.2 million.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories and the timing of tax payments.

During the first quarter of 2010, our cash provided by operations was $9.6 million, which was mainly comprised of net income of $4.3 million, depreciation and amortization of $4.6 million, stock compensation expense of $0.8 million, offset by changes in our operating assets and liabilities.

Investing Activities:  During the first quarter of 2010, cash provided by investing activities was $5.4 million.  This was comprised of net investment sales of $14.9 million and cash received from the sale of a building of $0.9 million, partially offset by cash paid for purchases of property and equipment of $10.4 million which were primarily for building construction and equipment purchases for our Slovakia plant.

We estimate that our capital expenditures in 2010 will approximate $18.0 million to $22.0 million.  This includes an estimated $12.0 million for our manufacturing plant for our custom products in Slovakia and purchases for a new sterilizer and other machinery and equipment in our Slovakia plant.  We also estimate approximately $9.0 million in capital expenditures for various molds, machinery and equipment used in our manufacturing operations in the United States and in Mexico.  We anticipate using our existing cash position to fund these capital expenditures.  Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:   Our cash used by financing activities in the first quarter of 2010 was $23.2 million.  Stock repurchases in the first quarter of 2010 were $24.0 million.  Cash provided by stock options and the employee stock purchase plan, including tax benefits, was $0.8 million from the sale of 28,964 shares.  The tax benefits from the exercise of stock options fluctuates based principally on when employees choose to exercise their vested stock options.

As of March 31, 2010, we had $4.7 million remaining in our share repurchase program originally announced in July 2008 and amended in October 2009, by our Board of Directors.  We plan additional share repurchases in the remainder of 2010.

We have a substantial cash and investment security position generated from profitable operations and stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and to take advantage of acquisition opportunities that may arise.  Our primary investment goal is principal preservation, as further described below in Part I, Item3. Quantitative and Qualitative Disclosures about Market Risk.

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

Pursuant to the Asset Purchase Agreement with Hospira, we have agreed to indemnify Hospira and its affiliates from certain liabilities arising out of (i) inaccuracies of our representations and breaches of our warranties; (ii) defaults of our covenants or obligations; (iii) certain assumed obligations; and (iv) use of the acquired assets after the date of closing.  Most of Hospira’s rights to indemnification will terminate eighteen months after the closing of the transaction on August 31, 2009, except for liabilities arising out of certain provisions of the asset purchase agreement and liabilities for which notice was previously provided.  Notwithstanding the foregoing, we are not obligated to indemnify Hospira for any liabilities for which Hospira is obligated to indemnify us or our affiliates under the MCDA.  Although we can provide no assurances, we do not expect to incur material liabilities arising out of the indemnification provision of the asset purchase agreement.

Contractual Obligations

We have contractual obligations, at March 31, 2010, of approximately the amount set forth in the table below. This amount excludes purchase orders for goods and services for current delivery. The majority of our purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for goods and services for current delivery, these amounts are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a noncurrent liability of $5.3 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2010	2011
Operating lease	$230	$97	$133
Capital purchase obligations	3,678	3,678	—
	$3,908	$3,775	$133

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

New Accounting Pronouncements

See Note 2 to Part I, Item I.  Financial Statements.

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

•                  factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; increases in systems capabilities; introduction, timing and sales of new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; inventory requirements; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment of production facilities outside the U.S.; planned new orders for semi-automated or fully automated assembly machines for new products; plans and timing of the establishment of a plant in Slovakia; adequacy of production capacity; results of R&D; initiatives to implement the ICU Production System in our facilities; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; planned increases in the number of personnel; our expectation that sales will shift from medical product manufacturers to domestic and international distributors and direct sales; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•                  new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; effect of the acquisition of Hospira’s Salt Lake City manufacturing facility and its critical care product line, including its effect on future revenues from Hospira; the transition services we expect to receive from Hospira during the eighteen-month period following the acquisition; the timing of the transition; growth of our CLAVE products in future years; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers; consolidation of the healthcare provider market and downward pressure on selling prices; future repurchases of our common stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; expected capital expenditures, foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2009 and our other reports and registration statements filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

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

•                  complications arising from the purchase of Hospira’s critical care product line;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had a portfolio of corporate preferred stocks, federal-tax exempt state and municipal government debt securities and certificates of deposit of $42.0 million as of March 31, 2010.  The securities are all “investment grade”.  As of March 31, 2010, $32.2 million of our investment securities were invested in pre-refunded and non-pre-refunded municipal securities, $0.9 million were invested in one “auction rate security” and $8.9 million were invested in certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.  For the quarter ended March 31, 2010, we had no change in market value for our auction rate security.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.4 million to investment income based on the investment securities balance at December 31, 2009.

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2009 and our manufacturing spending from 2009 would impact our cost of goods sold by approximately $1.6 million.  Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for our European operations, where our net Euro asset position at March 31, 2010 and 2009 were approximately €8.5 million and €11.1 million, respectively.  We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase.

Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes has not been material to date. We are not dependent upon any single source for any of our principal raw materials and we believe all such materials and products are readily available.  Based on our average price for resin in fiscal year 2009, a 10% increase to the price of resin would result in approximately a $0.6 million change in material cost in 2009.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We have not been required to pay any penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

In an action filed July 27, 2007 entitled ICU Medical, Inc. v. RyMed Technologies, Inc. (“RyMed”), in the United States District Court for the District of Delaware, we alleged that RyMed infringes certain of ICU’s patents through the manufacture and sale of certain products, including its InVision-Plus valves.  The original trial date of January 19, 2010, was continued pending a Petition by RyMed for Interlucutory Appeal to the Federal Circuit, challenging the Court’s claims construction.  Rymed’s Petition was recently denied, and a trial date will be rescheduled.  We seek monetary damages and injunctive relief and intend to vigorously pursue this matter.

We are from time to time involved in various other legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, our Board of Directors authorized a program to purchase $40.0 million of our common stock.  In October 2009, our Board of Directors increased the amount that may be purchased under this plan by $15.0 million, bringing the total authorized amount that may be purchased under the plan to $55.0 million.  This plan has no expiration date.  All shares of common stock that we repurchased in the first quarter of 2010 were repurchased pursuant to this plan.

The following is a summary of our stock repurchasing activity during the first quarter of 2010:

Period	Shared purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
01/01/2010 — 01/31/2010	219,106	$36.48	219,106	$20,709,000
02/01/2010 — 02/28/2010	239,587	33.35	239,587	12,718,000
03/01/2010 — 03/31/2010	227,643	35.11	227,643	4,726,000
First quarter 2010 total	686,336	$34.93	686,336	4,726,000

Item 6. Exhibits

Exhibit 10.1	Employment Agreement between the Registrant and George A. Lopez, M.D. effective January 1, 2010, dated March 23, 2010

Exhibit 10.2	Form of Executive Officer Retention Agreement.(1)*

Exhibit 10.3	Form of CEO Retention Agreement.(2)*

Exhibit 10.4	Amended and Restated 2005 Long Term Incentive Plan, as amended and restated on November 24, 2009.*

Exhibit 10.5	Umbrella Internal Revenue Code Section 409A Policy.*

Exhibit 10.6

Schedule identifying parties to agreements with the Registrant substantially identical to the Form of Executive Officer Retention Agreement filed as Exhibit 10.2 hereto and Form of CEO Retention Agreement filed as Exhibit 10.3 hereto.(3)*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                          Executive compensation plan or other arrangement.

(1)                                Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 4, 2010 and incorporated herein by reference

(2)                                Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 4, 2010 and incorporated herein by reference.

(3)                                Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date: April 23, 2010
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1	Employment Agreement between the Registrant and George A. Lopez, M.D. effective January 1, 2010, dated March 23, 2010

Exhibit 10.4	Amended and Restated 2005 Long Term Incentive Plan, as amended and restated on November 24, 2009.

Exhibit 10.5	Umbrella Internal Revenue Code Section 409A Policy.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document