Form 10-Q
period 2010-06-30
ICU MEDICAL INC/DE
filed 2010-07-23
CIK 883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 12, 2010
Common	13,450,526

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

ICU Medical, Inc.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,602	$51,248
Investment securities	25,472	56,887
Cash, cash equivalents and investment securities	83,074	108,135
Accounts receivable, net of allowance for doubtful accounts of $393 at June 30, 2010 and $324 at December 31, 2009	48,745	47,777
Inventories	41,158	41,327
Prepaid income taxes	781	1,994
Prepaid expenses and other current assets	6,389	5,462
Deferred income taxes	4,178	3,243
Total current assets	184,325	207,938

PROPERTY AND EQUIPMENT, net	80,548	77,449
PROPERTY HELD FOR SALE	—	940
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	15,816	16,782
DEFERRED INCOME TAXES	3,651	3,710
INCOME TAXES RECEIVABLE	856	856
	$286,674	$309,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,483	$18,423
Accrued liabilities	13,747	12,884
Deferred revenue	106	2,389
Total current liabilities	31,336	33,696

DEFERRED INCOME TAXES	5,698	5,698
INCOME TAX LIABILITY	4,754	4,754
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; issued 14,814 shares at June 30, 2010 and 14,811 shares at December 31, 2009, outstanding 13,451 shares at June 30, 2010 and 14,239 shares at December 31, 2009	1,481	1,481
Additional paid-in capital	55,867	54,357
Treasury stock, at cost—1,363 and 572 shares at June 30, 2010 and December 31, 2009	(47,464)	(19,881)
Retained earnings	239,829	227,861
Accumulated other comprehensive income (loss)	(4,827)	1,187
Total stockholders’ equity	244,886	265,005
	$286,674	$309,153

(1) December 31, 2009 balances were derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Amounts in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

REVENUES:
Net sales	$68,710	$53,282	$132,922	$107,477
Other	152	117	303	257
TOTAL REVENUE	68,862	53,399	133,225	107,734

COST OF GOODS SOLD	36,735	27,610	74,171	55,379

Gross profit	32,127	25,789	59,054	52,355

OPERATING EXPENSES:
Selling, general and administrative	19,372	16,503	39,027	31,615
Research and development	952	617	1,870	1,355
Total operating expenses, net	20,324	17,120	40,897	32,970

Income from operations	11,803	8,669	18,157	19,385

OTHER INCOME	63	305	255	623

Income before income taxes	11,866	8,974	18,412	20,008

PROVISION FOR INCOME TAXES	(4,153)	(3,233)	(6,444)	(7,205)

NET INCOME	$7,713	$5,741	$11,968	$12,803

NET INCOME PER SHARE
Basic	$0.57	$0.39	$0.88	$0.87
Diluted	$0.56	$0.38	$0.86	$0.85

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,469	14,780	13,665	14,758
Diluted	13,657	15,071	13,888	14,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,968	$12,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,602	7,337
Provision for doubtful accounts	97	(84)
Stock compensation	1,668	1,242
Bond premium amortization	947	1,159
Loss on disposal of property and equipment	49	20
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired
Accounts receivable	(1,970)	11,182
Inventories	(1,423)	(4,668)
Prepaid expenses and other assets	(1,784)	(2,635)
Accounts payable	(1,140)	1,547
Accrued liabilities	1,387	(3,789)
Deferred revenue	(2,283)	—
Prepaid and deferred income taxes	1,421	3,682
Net cash provided by operating activities	17,539	27,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,285)	(6,852)
Proceeds from sale of asset	893	—
Business acquisition, net of cash acquired	—	(5,663)
Change in restricted cash	—	5,958
Purchases of investment securities	(13,698)	(56,206)
Proceeds from sale of investment securities	44,166	40,423
Net cash provided (used) by investing activities	20,076	(22,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	103	1,255
Proceeds from employee stock purchase plan	747	623
Tax benefits from exercise of stock options	58	48
Purchase of treasury stock	(28,648)	(560)
Net cash provided (used) by financing activities	(27,740)	1,366

Effect of exchange rate changes on cash	(3,521)	68

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,354	6,890

CASH AND CASH EQUIVALENTS, beginning of period	51,248	55,696
CASH AND CASH EQUIVALENTS, end of period	$57,602	$62,586

NON-CASH INVESTING ACTIVITES
Accrued liabilities for property and equipment	$354	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income	$7,713	$5,741	$11,968	$12,803

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,507)	881	(6,014)	(6)

Comprehensive income	$3,206	$6,622	$5,954	$12,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

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

Subsequent to the issuance of the Company’s 2009 consolidated financial statements, the Company reclassified $1.2 million of bond premium amortization, a noncash item, from investing activities in the consolidated statement of cash flows for the six months ended June 30, 2009 to a noncash item in cash flows from operating activities as an adjustment to reconcile net income  to net cash provided by operating activities.  The Company considers this an immaterial reclassification and has changed the 2009 condensed consolidated financial statements.

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

Note 3:  Fair Value Measurement:

The Company’s investment securities, which are considered available-for-sale and trading, consist principally of certificates of deposit and federal-tax-exempt state and municipal government debt.  The Company has $7.3 million of its investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets.  The Company has $17.4 million of its investment securities as Level 2 assets, which are pre-refunded and non-pre-refunded municipal securities and have observable inputs. The Company has $0.8 million invested in one “auction rate security” as a Level 3 asset due to the unobservable inputs caused by the lack of liquidity.  The valuation of this security was based on quotes received from our brokers derived from their internal models combined with internally developed discount factors.  In determining a discount factor for each auction rate security, the model weights various factors, including assessments of credit quality, duration, insurance wraps, discount rates, overall capital market liquidity and comparable securities, if any.  They are carried at fair value.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

	Fair value measurements at June 30, 2010 using
	Total carrying value at June 30, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$24,722	$7,273	$17,449	$—
Trading securities	750	—	—	750
	$25,472	$7,273	$17,449	$750

The following tables summarize the change in the fair values for Level 3 items for the quarter ended June 30, 2010:

Level 3 changes in fair value (pre-tax):

	Three months ended June 30, 2010	Six months ended June 30, 2010
Beginning balance	$900	$900
Transfer into Level 3	—	—
Sales	(150)	(150)
Unrealized holding loss, included in other comprehensive income	—	—
Ending balance	$750	$750

The Company has an agreement in place with UBS AG (“UBS”) that permits the Company to require UBS to purchase the Company’s auction rate securities at par value plus accrued interest.  As of June 30, 2010, the Company has $0.8 million in one auction rate security.  There was no change in the market value of the Company’s auction rate security in the quarter ended June 30, 2010.

Note 4:  Inventories:

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
Raw material	$21,032	$16,268
Work in process	2,812	2,711
Finished goods	17,314	22,348
Total	$41,158	$41,327

Note 5:  Property and Equipment:

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Machinery and equipment	$59,065	$57,966
Land, building and building improvements	50,408	50,200
Molds	20,309	18,939
Computer equipment and software	13,060	12,196
Furniture and fixtures	1,843	1,928
Construction in progress	14,610	9,565

Total property and equipment, cost	159,295	150,794
Accumulated depreciation	(78,747)	(73,345)

Net property and equipment	$80,548	$77,449

Note 6:  Net Income Per Share:

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 922,000 and 267,000 for the three months ended June 30, 2010 and 2009, respectively and 748,000 and 679,000 for the six months ended June 30, 2010, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$7,713	$5,741	$11,968	$12,803
Weighted average number of common shares outstanding (for basic calculation)	13,469	14,780	13,665	14,758
Dilutive securities	188	291	223	217

Weighted average common and common equivalent shares outstanding (for diluted calculation)	13,657	15,071	13,888	14,975
EPS — basic	$0.57	$0.39	$0.88	$0.87
EPS — diluted	$0.56	$0.38	$0.86	$0.85

Note 7:  Income Taxes:

Income taxes were accrued at an estimated annual effective tax rate of 35% in the first half of 2010 compared to 36% in the first half of 2009. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, tax exempt income and deductions for domestic production activities.

Note 8:  Major Customer:

The Company had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 41% and 63% of total revenue for the three months ended June 30, 2010 and 2009, respectively, and 40% and 67% for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 and December 31, 2009, the Company had accounts receivable from Hospira of 35% and 37%, of consolidated accounts receivable, respectively.

Note 9:  Treasury Stock:

The Company had a common stock purchase plan, authorized by its board of directors, to purchase up to $55.0 million of its common stock which was completed in the quarter ended June 30, 2010.  The Company purchased $4.7 million and $28.6 million of its common stock in the three and six months ended June 30, 2010, respectively.

In July 2010, the Company’s board of directors approved a new common stock purchase plan to purchase up to $40.0 million of its common stock.

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

We are also expanding our custom products business through increased sales to medical product manufacturers, independent distributors and through direct sales to the end users of our product.  These expansions include our 2008 agreement with Premier, the extension of the term of our agreement with MedAssets and our recent entry into an agreement with Novation of all our critical care products.  Each of these organizations is a U.S. healthcare purchasing network.  Custom products, which include custom infusion, custom oncology and custom critical care products, accounted for approximately $43.7 million or 33% of total revenue in the first half of 2010 and $78.6 million or 34% of total revenue in 2009.  We expect increases in sales of custom infusion sets, custom critical care and custom oncology products and expect that these products will be of increasing importance to us in future years.  We expect continued growth in 2010 in our CLAVE products in the U.S., but at a modest growth rate.  We also potentially face substantial increases in competition in our CLAVE business.  Therefore, we are focusing on increasing product development, acquisition, sales and marketing efforts to custom products and other products that lend themselves to customization and new products in the U.S. and international markets.

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be of singular importance to our growth.  We currently manufacture custom infusion sets for sale by Hospira and jointly promote the products under the name SetSource. Additionally, as discussed above, prior to our acquisition of its critical care line, we previously manufactured Hospira’s critical care products. In the first half of 2010 and the years ended 2009 and 2008, our revenues from worldwide sales to Hospira were 40%, 53% and 69%, respectively, of total revenues.  Although we can provide no assurances, as a result of our purchase of Hospira’s critical care product line, we expect the percentage of revenues from sales to Hospira will continue to decrease because we now sell critical care products directly to the distributor or end user instead of to Hospira.  However, we expect revenues from sales of CLAVE products, custom infusion sets and new products to Hospira to remain a significant percentage of our revenues.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market, and we expect that Hospira will be important to our growth for CLAVE, custom infusion sets, and our other products worldwide.

We believe that achievement of our growth objectives worldwide will require increased efforts by us in sales and marketing and product development; however, there is no assurance that we will be successful in implementing our growth strategy. The custom products market is small, when compared to the larger market of standard products, and we could encounter customer resistance to custom products.  Further, we could encounter increased competition as other companies see opportunity in this market.  Product development or acquisition efforts may not succeed, and even if we do develop or acquire additional products, there is no assurance that we will achieve profitable sales of such products.  An adverse change in our relationship with Hospira, or a deterioration of Hospira’s position in the market, could have an adverse effect on us.  Increased expenditures for sales and marketing and product acquisition and development may not yield desired results when expected, or at all.  While we have taken steps to control these risks, there are certain risks that may be outside of our control, and there is no assurance that steps we have taken will succeed.

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Product Line	2010	2009	2010	2009	2009	2008
CLAVE	34%	40%	35%	39%	37%	39%
Custom products	34%	34%	33%	34%	34%	34%
Standard critical care	20%	15%	20%	16%	18%	17%
Standard oncology products	3%	2%	3%	2%	2%	1%
Other product/other revenue	9%	9%	9%	9%	9%	9%
Total	100%	100%	100%	100%	100%	100%

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

We have an ongoing effort to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory.  These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines.  In 2006, we centralized our proprietary molding in Salt Lake City and expanded our production facility in Mexico, which took over the majority of our manual assembly previously done in Salt Lake City.  In July 2010, we began an additional expansion of our production facility in Mexico that will be completed in 2010.  In July 2009, we purchased land in Slovakia and in the third quarter of 2009, we started construction of an assembly plant that will serve our European product distribution.  We expect this plant to be operational in late 2010.  We may establish additional production facilities outside the U.S.  There is no assurance that we will achieve success in establishing manufacturing facilities outside the U.S.

We distribute products through three distribution channels. Product revenues for each distribution channel were as follows:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Channel	2010	2009	2010	2009	2009	2008
Medical product manufacturers	40%	61%	39%	64%	50%	67%
Independent domestic distributors / direct sales	36%	20%	37%	17%	29%	18%
International distributors /direct sales	24%	19%	24%	19%	21%	15%
Total	100%	100%	100%	100%	100%	100%

Sales to international customers do not include bulk CLAVE products sold to Hospira in the U.S. but subsequently used in products exported by Hospira.  Those sales are included in sales to medical product manufacturers. Other sales to Hospira for destinations outside the U.S. are included in sales to international customers.

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

Quarter-to-quarter and six month to six month comparisons: We present summarized income statement data in Part I, Item 1- Financial Statements. The following table shows, for the year ended December 31, 2009 and the three and six months ended 2010 and 2009, the percentages of each income statement caption in relation to total revenues.

	Fiscal Year	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010	2009

Total revenues	100%	100%	100%	100%	100%

Gross margin	47%	47%	48%	44%	49%

Selling, general and administrative expenses	30%	28%	31%	29%	30%
Research and development expenses	1%	2%	1%	1%	1%
Total operating expenses	31%	30%	32%	30%	31%

Income from operations	16%	17%	16%	14%	18%
Other income	1%	0%	1%	0%	1%
Income before income taxes	17%	17%	17%	14%	19%
Income taxes	5%	6%	6%	5%	7%
Net income	12%	11%	11%	9%	12%

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

Quarter ended June 30, 2010 compared to the quarter ended June 30, 2009

Revenues were $68.9 million in the second quarter of 2010, compared to $53.4 million in the second quarter of 2009, a $15.5 million or 29% increase.

Distribution channels:  Net U.S. sales to Hospira in the second quarter of 2010 were $26.2 million, compared to net sales of $31.8 million in the second quarter of 2009, a decrease of 18%.  The $5.6 million decrease was primarily due to $9.9 million in decreased standard and custom critical care sales, partially offset by $1.7 million in increased CLAVE sales and $1.5 million in increased custom infusion set sales.  The decreased standard and custom critical care sales to Hospira were primarily related to our acquisition of the critical care assets from Hospira.  As a result of this acquisition, which closed on August 31, 2009, we no longer sell critical care products to Hospira.  The increases in CLAVE and custom infusion set sales were from higher unit sales due to increased market share through Hospira.  In addition, we have been coordinating with Hospira to ship extra CLAVE product to help Hospira in preparation for potential additional business due to market conditions.  Excluding critical care products, we continue to expect moderate growth in sales to Hospira for 2010 from 2009, although there is no assurance that these expectations will be realized.

Net sales to domestic distributors/direct in the second quarter of 2010 (including Canada) were $25.2 million compared to $10.7 million in the second quarter of 2009, an increase of 136%.  The $14.5 million increase was primarily from $10.7 million in new standard critical care sales, $2.4 million in new custom critical care sales and $1.0 million in increased custom infusion set sales.  As a result of our purchase of Hospira’s critical care line, we ceased selling critical care products to Hospira and began selling the critical care products directly to distributors and through direct sales in September 2009. The increase in custom infusion set sales was due to higher unit volume sales.  We expect increases in domestic distributor sales for 2010 compared to 2009, principally from growth in custom products and new critical care product sales, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $16.3 million in the second quarter of 2010, compared with $9.9 million in the second quarter of 2009, an increase of 65%.  The $6.4 million increase was primarily from $3.2 million in new standard critical care sales, $0.8 million in new custom critical care sales, $0.9 million in increased CLAVE sales and $0.9 million increase in custom infusion set sales.  The CLAVE and custom infusion set sales increases are from increased unit volume due to increased market share and demographic growth.  We expect increases in international customer sales for 2010, primarily from growth in CLAVE, custom infusion sets and new critical care product sales, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE products increased from $21.3 million in the second quarter of 2009 to $23.7 million in the second quarter of 2010, an increase of 11%.  The $2.4 million increase was primarily from higher U.S. Hospira sales and higher international sales from increased market share and demographic growth.  In addition, we have been coordinating with Hospira to ship extra CLAVE product to help Hospira in preparation for potential additional business due to market conditions.  We expect increases in CLAVE product sales for 2010 compared to 2009, although there is no assurance that these expectations will be realized.

Net sales of custom products, which include custom infusion, custom oncology products and custom critical care products, were $23.1 million in the second quarter of 2010 compared to $18.0 million in the second quarter of 2009, an increase of 28%.  The $5.1 million increase was primarily comprised of increased sales of custom infusion sets of $3.4 million and increased custom critical care product sales of $1.5 million.  The unit growth in custom infusion sets was primarily due to the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  The unit growth in custom critical care products was due to higher unit sales and a higher average selling price since we are now selling directly to the distributor or customer instead of to Hospira, an OEM.  We expect increases in custom product and custom infusion set sales from increased unit volume for 2010 compared to 2009.  We expect increases in custom critical care sales from increased unit sales at a higher average selling price for 2010 compared to 2009. In each case, however, there can be no assurance that the expectations will be realized.

Standard critical care product sales were $13.9 million in the second quarter of 2010 compared to $8.1 million in the second quarter of 2009, an increase of 72%.  The $5.8 million increase was due to higher sales to domestic and international distributors and through direct sales in the second quarter of 2010 compared to sales to Hospira in the second quarter of 2009.  We expect increased sales for 2010 compared to 2009 because of higher sales through distributors and through direct sales than to Hospira, although there is no assurance that these expectations will be realized.

Our standard oncology product sales were $2.2 million in the second quarter of 2010 compared to $1.2 million in the second quarter of 2009.  The $1.0 million increase was from higher unit sales in all our distribution channels.

Other revenue consists of license, royalty and revenue share income and was approximately $0.2 million in the second quarter of 2010 and $0.1 million in the second quarter of 2009.  We may receive other license fees or royalties in the future for the use of our technology.  There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Gross margins for the second quarters of 2010 and 2009 were 47% and 48%, respectively.  The gross margin in the second quarter of 2010 decreased by one percent from higher freight costs and low margins on certain critical care products that include temporary costs associated with transitioning the manufacturing of these products from Hospira to us.  These unfavorable costs were partially offset by manufacturing efficiencies at our factories.

We estimate our gross margin for 2010 will approximate 44-45%; however, there is no assurance that these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) were $19.4 million and 28% of revenues in the second quarter of 2010, compared with $16.5 million and 31% of revenues in the second quarter of 2009.  The $2.9 million increase was primarily from increased sales compensation and benefits of $1.7 million, higher sales and marketing promotional costs of $1.5 million, including $1.3 million in higher dealer fees and group purchasing organization fees which were primarily from critical care sales and our agreement with Premier, and start-up costs for our Slovakia plant of $0.7 million, partially offset by $1.1 million in lower legal expenses.  The increase in compensation and benefits is primarily a result of the expansion of our sales workforce by 40 employees from June 2009 to June 2010 for our critical care product line as well as growth in other product lines.  The decrease in legal expenses is primarily from lower patent litigation costs.  We expect SG&A for 2010 to be approximately 28.0-28.5% of revenue, although there is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $1.0 million and 2% of revenue in the second quarter of 2010 compared to $0.6 million and 1% of revenue in the second quarter of 2009.  We expect R&D for 2010 to be approximately 1.5% of revenue, although there is no assurance that these expectations will be realized.

Other income was $0.1 million in the second quarter of 2010 compared to $0.3 million in the second quarter of 2009.

Income taxes were accrued at an estimated annual effective tax rate of 35% in the second quarter of 2010 compared to 36% in the second quarter of 2009.  The 2009 rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, tax exempt income and deductions for domestic production activities. We expect our effective tax rate to be approximately 35% for 2010.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues were $133.2 million in the first half of 2010, compared to $107.7 million in the first half of 2009.

Distribution channels:  Net U.S. sales to Hospira in the first half of 2010 were $50.2 million, compared to net sales of $66.6 million in the first half of 2009, a decrease of 25%.  The $16.4 million decrease was primarily due to $21.2 million in decreased standard and custom critical care sales, partially offset by $2.7 million in increased CLAVE sales and $1.3 million in increased custom infusion set sales.  The decreased standard and custom critical care sales to Hospira were primarily related to our acquisition of the critical care assets from Hospira.  As a result of this acquisition, which closed on August 31, 2009, we no longer sell critical care products to Hospira.  The increases in CLAVE sales and custom infusion set sales were from higher unit sales primarily due to increased market share through Hospira.

Net sales to domestic distributors/direct in the first half of 2010 (including Canada) were $48.6 million compared to $18.9 million in the first half of 2009, an increase of 157%.  The $29.7 million increase was primarily from $20.1 million in new standard critical care sales, $4.6 million in new custom critical care sales and $2.7 million in increased custom infusion set sales.  As a result of our purchase of Hospira’s critical care line, we ceased selling critical care products to Hospira and began selling the critical care products directly to distributors and through direct sales in September 2009. The increase in custom infusion set sales was due to higher unit volume sales.

Net sales to international customers (excluding Canada) were $31.9 million in the first half of 2010, compared with $20.1 million in the first half of 2009, an increase of 59%.  The $11.8 million increase was primarily from $6.4 million in new standard critical care sales, $2.0 million in new custom critical care sales, $1.6 million in increased CLAVE sales and $1.3 million of increased custom infusion set sales, partially offset by $1.7 million in lower custom oncology sales.  The CLAVE and custom infusion set increases are from increased unit volume due to increased market share and demographic growth.  The decrease in custom oncology sales was due to lower unit volume sales.

Product and other revenue:  Net sales of CLAVE products increased from $42.5 million in the first half of 2009 to $47.1 million in the first half of 2010, an increase of 11%.  The $4.6 million increase was primarily from higher U.S. Hospira sales and higher international sales from increased market share and demographic growth.

Net sales of custom products, were $43.7 million in the first half of 2010 compared to $37.0 million in the first half of 2009, an increase of 18%.  The $6.7 million increase was primarily comprised of increased sales of custom infusion sets of $5.3 million and increased custom critical care product sales of $2.4 million, partially offset by $1.0 million in lower custom oncology set sales.  The unit growth in custom infusion sets was primarily due to the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  The unit growth in custom critical care products was due to higher unit sales and a higher average selling price since we are now selling directly to the distributor or customer instead of to Hospira, an OEM.  The decrease in custom oncology is due to lower unit sales.

Standard critical care product sales were $26.5 million in the first half of 2010 compared to $17.2 million in the first half of 2009, an increase of 54%.  The $9.3 million increase was due to higher sales to domestic and international distributors and through direct sales in the first half of 2010 compared to sales to Hospira in the first half of 2009.

Our standard oncology product sales were $3.6 million in the first half of 2010 compared to $1.9 million in the first half of 2009.  The $1.7 million increase was from higher sales in all our distribution channels.

Other revenue consists of license, royalty and revenue share income and was approximately $0.3 million in the first half of 2010 and 2009.

Gross margins for the first half of 2010 and 2009 were 44% and 49%, respectively.  Higher freight costs and unfavorable exchange rates with the Mexican Peso contributed to two percentage points of the margin decrease.  The margin was also unfavorably impacted by sales of lower margin critical care products that include temporary costs associated with transitioning the manufacturing of these products from Hospira to us. These unfavorable costs were partially offset by manufacturing efficiencies at our factories.

Selling, general and administrative expenses (“SG&A”) were $39.0 million and 29% of revenues in the first half of 2010, compared with $31.6 million and 30% of revenues in the first half of 2009.  The $7.4 million increase was primarily from increased sales compensation and benefits of $3.7 million, higher sales travel expenses of $0.9 million, higher sales and marketing promotional costs of $2.6 million, including $2.0 million in higher dealer fees and group purchasing organization fees which were primarily from critical care sales and our agreement with Premier, start-up costs associated with our Slovakia plant of $1.0 million, increased depreciation and amortization expenses of $0.6 million, and higher stock compensation expense of $0.4 million, partially offset by $1.8 million in lower legal expenses.  The increase in sales compensation and benefits and travel expenses is primarily a result of the expansion of our sales workforce by 40 employees from June 2009 to June 2010 for our critical care products and growth in other products.  The increase in depreciation and amortization was primarily from the amortization of critical care intangible assets from the 2009 critical care purchase.   The decrease in legal expenses is primarily from lower patent litigation costs.

Research and development expenses (“R&D”) were $1.9 million and 1% of revenue in the first half of 2010 compared to $1.4 million and 1% of revenue in the first half of 2009.

Other income was $0.3 million in the first half of 2010 compared to $0.6 million in the first half of 2009.

Income taxes were accrued at an estimated annual effective tax rate of 35% in the first half of 2010 compared to 36% in the first half of 2009.  The 2009 rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, tax exempt income and deductions for domestic production activities.

Liquidity and Capital Resources

During the first half of 2010, our cash, cash equivalents and investment securities decreased by $25.1 million.

Operating Activities: Our cash provided by operating activities tends to correlate to our operating results; however, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories and the timing of tax payments.

During the first half of 2010, our cash provided by operations was $17.5 million, which was mainly comprised of net income of $12.0 million, depreciation and amortization of $8.6 million, stock compensation expense of $1.7 million and bond premium amortization of $1.0 million, partially offset by changes in our operating assets and liabilities.

Investing Activities:  During the first half of 2010, cash provided by investing activities was $20.1 million.  This was comprised of net investment sales of $30.5 million and cash received from the sale of a building of $0.9 million, partially offset by cash paid for purchases of property and equipment of $11.3 million which were primarily for building construction and equipment purchases for our Slovakia plant and additional molding and machinery in our U.S. operations.

We estimate that our capital expenditures in 2010 will approximate $18.0 million to $22.0 million.  This includes an estimated $8.0 million for our manufacturing plant for our custom products in Slovakia and purchases for a new sterilizer and other machinery and equipment in our Slovakia plant.  We also estimate approximately $10.0 to $14.0 million for the expansion of our manufacturing facility in Mexico and in capital expenditures for various molds, machinery and equipment used in our manufacturing operations in the United States and in Mexico.  We anticipate using our existing cash position to fund these capital expenditures.  Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:  Our cash used by financing activities in the first half of 2010 was $27.7 million.  Stock repurchases in the first half of 2010 were $28.6 million.  Cash provided by stock options and the employee stock purchase plan, including tax benefits, was $0.9 million from the sale of 32,964 shares.  The tax benefits from the exercise of stock options fluctuates based principally on when employees choose to exercise their vested stock options.

In the second quarter of 2010, we completed our share repurchase program originally announced in July 2008 and amended in October 2009, by our Board of Directors. In July 2010, our Board of Directors approved a new share repurchase plan to purchase up to $40.0 million of our common stock.

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

Off Balance Sheet Arrangements

In the normal course of business, we have agreed to indemnify our officers and directors to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of our products.  There is no maximum limit on the indemnification that may be required under these agreements.  Although we can provide no assurances, we have never incurred, nor do we expect to incur, any material liabilities associated with this indemnification.

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

Contractual Obligations

We have contractual obligations, at June 30, 2010, of approximately the amount set forth in the table below. This amount excludes purchase orders for goods and services for current delivery. The majority of our purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a noncurrent liability of $5.3 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2010	2011	2012
Operating leases	$2,046	$442	$888	$716
Capital purchase obligations	2,803	2,803	—	—
	$4,849	$3,245	$888	$716

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

New Accounting Pronouncements

See Note 2 to Part I, Item I.  Financial Statements.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we identify them by using words such as “believe,” “expect,”  “estimate,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•future operating results and various elements of operating results, including future expenditures on sales and marketing and product development; future sales and unit volumes of products; deferred revenue; future license, royalty and revenue share income; production costs; gross margins; litigation expense; SG&A; R&D expense; future costs of expanding our business; income; losses; cash flow; tax rates; capital expenditures; changes in working capital items such as receivables and inventory; selling prices; and income taxes;

•factors affecting operating results, such as reduced dependence on current proprietary products; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; increases in systems capabilities; introduction, timing and sales of new products; planned increases in marketing; unit manufacturing costs; establishment of production facilities outside the U.S.; planned new orders for semi-automated or fully automated assembly machines for new products; plans and timing of the establishment of a plant in Slovakia; costs for the expansion of our manufacturing facility in Mexico; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; relocation of manufacturing facilities and personnel; planned increases in the number of personnel; our expectation that sales will shift from medical product manufacturers to domestic and international distributors and direct sales; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•expansion of our custom products business; expected increases in our custom infusion sets, custom critical care and custom oncology products and importance of these products in the future; our focus on increasing product development, acquisition, sales and marketing efforts to custom products and similar products; our relationship with Hospira; new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; effect of the acquisition of Hospira’s Salt Lake City manufacturing facility and its critical care product line, including its effect on future revenues from Hospira; the timing of the transition; growth of our CLAVE products in future years; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers; consolidation of the healthcare provider market and our dependence on securing long-term contracts with large healthcare providers and major buying organizations; future repurchases of our common stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; expected capital expenditures, foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and the sufficiency of our capital resources over the next twelve months; capital expenditures; acquisitions of new product lines, indemnification liabilities and contractual liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had a portfolio of corporate preferred stocks, federal-tax exempt state and municipal government debt securities and certificates of deposit of $25.5 million as of June 30, 2010.  The securities are all “investment grade”.  As of June 30, 2010, $17.4 million of our investment securities were invested in pre-refunded and non-pre-refunded municipal securities, $0.8 million were invested in one “auction rate security” and $7.3 million were invested in certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.  For the quarter ended June 30, 2010, we had no change in market value for our auction rate security.

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

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2009 and our manufacturing spending from 2009 would impact our cost of goods sold in 2009 by approximately $1.6 million.  Cash and receivables in those countries have been insignificant and are generally offset by accounts payable and accruals in the same foreign currency, except for our European operations, where our net Euro asset position at June 30, 2010 and 2009 were approximately €10.9 million and €11.5 million, respectively.  We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We have not been required to pay any penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

In an action filed July 27, 2007 entitled ICU Medical, Inc. v. RyMed Technologies, Inc. (“RyMed”), in the United States District Court for the District of Delaware, we alleged that RyMed infringes certain of ICU’s patents through the manufacture and sale of certain products, including its InVision-Plus valves.  We seek monetary damages and injunctive relief and intend to vigorously pursue this matter.  Trial has been scheduled for December 13, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, our Board of Directors authorized a program to purchase $40.0 million of our common stock.  In October 2009, our Board of Directors increased the amount that may be purchased under this plan by $15.0 million, bringing the total authorized amount that may be purchased under the plan to $55.0 million. As of the June 30, 2010, all but $54,000 of the $55.0 million authorized had been used.  This plan has no expiration date.

In July 2010, our Board of Directors approved a new common stock purchase plan to purchase $40.0 million of our common stock.  This plan has no expiration date.

The following is a summary of our stock repurchasing activity during the second quarter of 2010:

Period	Shared purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
04/01/2010 — 04/30/2010	95,135	$34.72	95,135	$1,423,000
05/01/2010 — 05/31/2010	39,403	34.76	39,403	54,000
06/01/2010 — 06/30/2010	—	—	—	54,000
Second quarter 2010 total	134,538	$34.73	134,538	54,000

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*              Executive compensation plan or other arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date: July 23, 2010
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