Form 10-Q
period 2011-06-30
ICU MEDICAL INC/DE
filed 2011-07-22
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 10, 2011
Common	13,967,817
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,368	$78,850
Investment securities	33,444	14,507
Cash, cash equivalents and investment securities	120,812	93,357
Accounts receivable, net of allowance for doubtful accounts of $1,232 at June 30, 2011 and $742 at December 31, 2010	51,789	55,106
Inventories	49,372	44,056
Prepaid income taxes	4,468	687
Prepaid expenses and other current assets	7,443	9,574
Deferred income taxes	4,991	5,053
Total current assets	238,875	207,833

PROPERTY AND EQUIPMENT, net	87,561	83,545
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	13,780	14,806
DEFERRED INCOME TAXES	4,635	4,564
	$346,329	$312,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,308	$10,879
Accrued liabilities	14,471	14,629
Deferred revenue	—	254
Total current liabilities	26,779	25,762
COMMITMENTS AND CONTINGENCIES	—	—
DEFERRED INCOME TAXES	7,974	8,023
INCOME TAX LIABILITY	4,471	4,155
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 14,855 shares at June 30, 2011 and December 31, 2010, outstanding 13,963 shares at June 30, 2011 and 13,659 shares at December 31, 2010	1,486	1,486
Additional paid-in capital	56,377	56,502
Treasury stock, at cost — 892 shares at June 30, 2011 and 1,196 shares at December 31, 2010	(31,126)	(41,428)
Retained earnings	276,356	258,790
Accumulated other comprehensive income (loss)	4,012	(1,064)
Total stockholders’ equity	307,105	274,286
	$346,329	$312,226
______________________________________________________
(1) December 31, 2010 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUES:
Net sales	$77,661	$68,710	$148,999	$132,922
Other	135	152	268	303
TOTAL REVENUE	77,796	68,862	149,267	133,225
COST OF GOODS SOLD	41,595	36,735	78,440	74,171
Gross profit	36,201	32,127	70,827	59,054
OPERATING EXPENSES:
Selling, general and administrative	19,730	19,372	42,593	39,027
Research and development	2,491	952	4,543	1,870
Legal settlement	—	—	(2,500)	—
Total operating expenses	22,221	20,324	44,636	40,897
Income from operations	13,980	11,803	26,191	18,157
OTHER INCOME	431	63	834	255
Income before income taxes	14,411	11,866	27,025	18,412
PROVISION FOR INCOME TAXES	(4,918)	(4,153)	(9,459)	(6,444)
NET INCOME	$9,493	$7,713	$17,566	$11,968
NET INCOME PER SHARE
Basic	$0.69	$0.57	$1.28	$0.88
Diluted	$0.67	$0.56	$1.24	$0.86
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,852	13,469	13,772	13,665
Diluted	14,257	13,657	14,166	13,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,566	$11,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,052	8,602
Provision for doubtful accounts	437	97
Stock compensation	1,979	1,668
Loss (gain) on disposal of property and equipment	(56)	49
Bond premium amortization	399	947
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	3,908	(1,970)
Inventories	(4,025)	(1,423)
Prepaid expenses and other assets	(1,373)	(1,784)
Accounts payable	1,286	(1,140)
Accrued liabilities	(599)	1,387
Deferred revenue	(254)	(2,283)
Prepaid and deferred income taxes	(2,857)	1,421
Net cash provided by operating activities	25,463	17,539
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,755)	(11,285)
Proceeds from sale of asset	—	893
Proceeds from insurance	2,781	—
Purchases of investment securities	(32,236)	(13,698)
Proceeds from sale of investment securities	12,900	44,166
Net cash provided (used) by investing activities	(26,310)	20,076
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,572	103
Proceeds from employee stock purchase plan	909	747
Tax benefits from exercise of stock options	2,717	58
Purchase of treasury stock	—	(28,648)
Net cash provided (used) by financing activities	8,198	(27,740)
Effect of exchange rate changes on cash	1,167	(3,521)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,518	6,354
CASH AND CASH EQUIVALENTS, beginning of period	78,850	51,248
CASH AND CASH EQUIVALENTS, end of period	$87,368	$57,602

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$262	$354

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$9,493	$7,713	$17,566	$11,968
Other comprehensive income (loss), net of tax of $(47) and $(154) for the three months ended June 30, 2011 and 2010, respectively and $129 and $956 for the six months ended June 30, 2011 and 2010, respectively:

Foreign currency translation adjustment	1,207	(4,507)	5,076	(6,014)
Comprehensive income	$10,700	$3,206	$22,642	$5,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2011 and 2010
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

The Company operates in one business segment engaged in the development, manufacturing and sale of innovative medical technologies used in I.V. therapy, oncology and critical care applications.  The Company’s devices are sold directly or to distributors and medical product manufacturers throughout the United States and internationally. All subsidiaries are wholly owned and included in the consolidated financial statements. All intercompany balances and transactions have been eliminated.

Note 2:	New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220):  “Presentation of Comprehensive Income”.  This Update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder's equity, which is how the Company presented such components in its Annual Report on Form 10-K for the year ended December 31, 2010. This Update is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on our results of operations, but will change the presentation of our financial statements.

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 for Fair Value Measurement (Topic 820):  “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in
U.S. GAAP and IFRSs”.  This Update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2011.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820):  “Improving Disclosures about Fair Value Measurements”.  This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3.  This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company had no Level 3 investments in the fiscal year beginning after December 15, 2010, and was therefore not impacted by this new pronouncement in the three and six months ended June 30, 2011.

Note 3:	Legal Settlement:

In February 2011, the Company reached a settlement in its litigation against a law firm that formerly represented the Company in patent litigation matters, representing reimbursement of legal fees previously paid to the firm.  Under the terms of the settlement, the Company received $2.5 million and this amount is included as a credit in operating expenses on the Condensed Consolidated Statement of Income for the six months ended June 30, 2011.

Note 4:	Exit Activity from Italy Facility:

The Company’s new plant in Slovakia will serve our European product distribution.  Product assembly previously done in the Company’s Italy facility is now done in its Slovakia plant.  As a result of this, the Company had termination costs to certain manufacturing and operations employees from the Italy facility.  The product assembly transition from the Company’s Italy plant to the Slovakia plant was completed in March 2011.  The Italy facility continues to support sales in Europe.  In the six months ended June 30, 2011, the Company recorded $0.6 million in one-time termination costs, $0.5 million in cost of goods sold and $0.1 million in sales, general and administrative expense.  As of June 30, 2011, $0.3 million is accrued for these exit costs.

Note 5:	Fair Value Measurement:

The Company’s investment securities, which are carried at fair value and are considered available-for-sale, consist principally of certificates of deposit and tax-exempt state and municipal government debt.  The Company has $3.2 million of its investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets.  The Company has $30.3 million of its investment securities as Level 2 assets, which are pre-refunded and non-pre-refunded municipal securities and have observable market based inputs such as quoted prices, interest rates and yield curves.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at June 30, 2011 using
	Total carrying value at June 30, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$33,444	$3,160	$30,284	$—
	$33,444	$3,160	$30,284	$—

	Fair value measurements at December 31, 2010 using
	Total carrying value at December 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$14,507	$2,820	$11,687	$—
	$14,507	$2,820	$11,687	$—

The Company had no Level 3 investments for the three and six months ended June 30, 2011. The following table presents the change in the fair values for Level 3 items for the three and six months ended June 30, 2010:

Level 3 changes in fair value (pre-tax):

	Three months ended June 30, 2010	Six months ended June 30, 2010
Beginning balance	$900	$900
Transfer into Level 3	—	—
Sales	(150)	(150)
Unrealized holding loss, included in other comprehensive income	—	—
Ending balance	$750	$750

Note 6: Investment Securities:

The Company's investment securities consist of certificates of deposit and federal-tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive income in the shareholders' equity section of the Company's balance sheets. The Company had no gross unrealized gains or losses on available-for-sale securities at June 30, 2011 or December 31, 2010. The scheduled maturities of the debt securities are between 2011 and 2037 and are all callable within one year. The investment securities consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Federal tax-exempt debt securities	$30,284	$11,687
Certificates of deposit	3,160	2,820
	$33,444	$14,507

Note 7: Inventories:

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw material	$26,270	$22,805
Work in process	4,224	3,806
Finished goods	18,878	17,445
Total	$49,372	$44,056

Note 8:	Property and Equipment:

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Machinery and equipment	$70,150	$62,680
Land, building and building improvements	62,119	57,810
Molds	22,808	22,521
Computer equipment and software	16,544	14,613
Furniture and fixtures	2,241	2,107
Construction in progress	6,932	9,866
Total property and equipment, cost	180,794	169,597
Accumulated depreciation	(93,233)	(86,052)
Net property and equipment	$87,561	$83,545

Note 9:	Net Income Per Share:

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 7,000 and 922,000 for the three months ended June 30, 2011 and 2010, respectively and 145,000 and 748,000 for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$9,493	$7,713	$17,566	$11,968
Weighted average number of common shares outstanding (for basic calculation)	13,852	13,469	13,772	13,665
Dilutive securities	405	188	394	223
Weighted average common and common equivalent shares outstanding (for diluted calculation)	14,257	13,657	14,166	13,888
EPS — basic	$0.69	$0.57	$1.28	$0.88
EPS — diluted	$0.67	$0.56	$1.24	$0.86

Note 10:	Major Customer:

The Company had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 40% and 41% of total revenue for the three months ended June 30, 2011 and 2010, respectively and 41% and 40% of total revenue for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and December 31, 2010, the Company had accounts receivable from Hospira of 32% and 43% of consolidated accounts receivable, respectively.

Note 11:	Income Taxes:

Income taxes were accrued at an estimated annual effective tax rate of 35% in the first half of 2011 and 2010.

Note 12:	Commitments and Contingencies:

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

We are a leader in the development, manufacture and sale of innovative medical technologies used in I.V. therapy, oncology and critical care applications.  Our products improve patient outcomes by helping prevent bloodstream infections, protect healthcare workers and patients from exposure to infectious diseases or hazardous drugs and monitor the hemodynamic status of critical care patients.  Our complete product line includes custom I.V. systems, closed delivery systems for hazardous drugs, needleless I.V. connectors, catheters and cardiac monitoring systems.

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

We are also expanding our business through increased sales to medical product manufacturers, independent distributors and through direct sales to the end users of our product.  These expansions include our 2008 agreement with Premier, our recently awarded full-line critical care products agreement with Premier, our being named the single-source supplier of critical care products to Premier’s ASCEND program, the extension of the term of our agreement with MedAssets, our recent entry into an agreement with Novation covering all of our critical care products and the growth of our internal sales and marketing group.  Premier, MedAssets and Novation are U.S. healthcare purchasing networks.  Custom products, which include custom infusion, custom oncology and custom critical care products, accounted for approximately $48.0 million or 32% of total revenue for the first six months of 2011 and $100.6 million or 35% of total revenue for fiscal year 2010.  CLAVE sales were $51.5 million or 34% of total revenue for the six months of 2011 and $98.4 million or 35% of total revenue for fiscal year 2010.  Standard critical care sales were $25.8 million or 17% of total revenue in the first six months of 2011 and $50.4 million or 18% of total revenue for fiscal year 2010.  We potentially face substantial increases in competition in our CLAVE business.  Therefore, we are focusing on increasing product development, acquisition, sales and marketing efforts to custom products and other products that lend themselves to customization and new products in the U.S. and international markets.

Our largest customer is Hospira.  Our relationship with Hospira has been and will continue to be important for our growth.  We currently manufacture custom infusion sets for sale by Hospira and jointly promote the products under the name SetSource. Additionally, as discussed above, prior to our acquisition of its critical care line, we previously manufactured Hospira’s critical care products. For the first six months of 2011 and the years ended December 31, 2010 and 2009, our revenues from worldwide sales to Hospira were 41%, 44% and 53%, respectively, of total revenues.  We expect revenues from sales of CLAVE products, custom infusion sets and new products to Hospira to remain a significant percentage of our revenues.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market, and we expect that Hospira will be important to our growth for CLAVE, custom infusion sets, and our other products worldwide.

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

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Product Line	2011	2010	2011	2010	2010	2009
CLAVE	34%	34%	34%	35%	35%	37%
Custom products	31%	34%	32%	33%	35%	34%
Standard critical care	17%	20%	17%	20%	18%	18%
Standard oncology products	8%	3%	6%	3%	3%	2%
Other products/other revenue	10%	9%	11%	9%	9%	9%
Total	100%	100%	100%	100%	100%	100%

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

We have an ongoing effort to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory.  These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines.  In 2006, we centralized our proprietary molding in Salt Lake City and expanded our production facility in Mexico, which took over the majority of our manual assembly previously done in Salt Lake City.  In January 2011, we completed an additional expansion of our production facility in Mexico. In late 2010, we completed construction of an assembly plant in Slovakia that serves our European product distribution.  Product shipments from this plant commenced in the fourth quarter of 2010.  We may establish additional production facilities outside the U.S.  There is no assurance that we will achieve success in establishing or expanding new manufacturing facilities outside the U.S.

We distribute products through three distribution channels.  Product revenues for each distribution channel as a percentage of total channel product revenue were as follows:

	Three months ended June 30,		Six months ended June 30,		Fiscal Year Ended
Channel	2011	2010	2011	2010	2010	2009
Medical product manufacturers	36%	40%	38%	39%	41%	50%
Domestic distributors/direct	34%	36%	35%	37%	36%	29%
International customers	30%	24%	27%	24%	23%	21%
Total	100%	100%	100%	100%	100%	100%

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

Quarter-to-quarter comparisons: We present summarized income statement data in Part I, Item 1- Financial Statements. The following table shows, for the year ended December 31, 2010 and the three and six months ended June 30, 2011 and 2010, the percentages of each income statement caption in relation to total revenues.

	Percentage of Revenues
	Fiscal Year	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011	2010
Total revenues	100%	100%	100%	100%	100%
Gross profit	46%	47%	47%	47%	44%
Selling, general and administrative expenses	27%	26%	28%	28%	29%
Research and development expenses	2%	3%	2%	3%	1%
Legal settlement	—%	—%	—%	(2)%	—%
Total operating expenses	29%	29%	30%	29%	30%
Income from operations	17%	18%	17%	18%	14%
Other income	—	—%	—%	—	—
Income before income taxes	17%	18%	17%	18%	14%
Income taxes	6%	6%	6%	6%	5%
Net income	11%	12%	11%	12%	9%

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

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Revenues were $77.8 million in the second quarter of 2011, compared to $68.9 million in the second quarter of 2010.

Distribution channels:  Net U.S. sales to Hospira in the second quarter of 2011 were $27.4 million, compared to net sales of $26.2 million in the second quarter of 2010, an increase of 5%.  The increase was primarily due to increased standard oncology sales of $0.7 million and other I.V. therapy product sales of $0.6 million. Both increases are from higher unit sales.  In the latter part of 2010, Hospira had additional non-recurring orders for CLAVE and custom infusion sets as they prepared for potential new business because of market conditions and switched their I.V. tubing from DEHP to non-DEHP material.  Excluding the additional CLAVE and custom infusion set orders in the latter part of 2010, we expect moderate growth in sales to Hospira in 2011 from 2010, although there is no assurance that these expectations will be realized.

Net sales to domestic distributors/direct in the second quarter of 2011 (including Canada) were $26.2 million compared to $25.2 million in the second quarter of 2010, an increase of 4%.  The increased sales were primarily from $1.1 million in increased custom infusion set sales, $0.7 million of increased CLAVE sales and $0.6 million in increased TEGO sales, our renal dialysis product, partially offset by lower standard and custom critical care revenue of $1.4 million. The increases in custom infusion sets sales, CLAVE sales and TEGO sales were due to higher unit volume sales.  The decrease in critical care sales is primarily a result of increased competition in this market. Recently, some of our competition has begun to aggressively price their critical care products and this has resulted in us both lowering our prices to retain or win the customer and, in some cases, losing some customers. We expect increases in domestic distributor/direct sales in 2011 compared to 2010, principally from growth in custom products, CLAVE, renal and oncology, although there is no assurance that these expectations will be realized.

Net sales to international customers (excluding Canada) were $23.1 million in the second quarter of 2011, compared with $16.3 million in the second quarter of 2010, an increase of 42%.  The increased sales were primarily from $2.9 million in increased standard oncology sales, $1.5 million in increased CLAVE sales and $1.0 million in increased custom infusion set sales. These increases are from increased unit volume due to increased market share and demographic growth.  We expect modest increases in international customer sales in 2011 compared to 2010, primarily from growth in CLAVE, custom infusion sets and oncology, although there is no assurance that these expectations will be realized.

Product and other revenue:  Net sales of CLAVE products were $26.4 million in the second quarter of 2011 compared to $23.7 million in the second quarter of 2010, an increase of 12% from higher sales in all channels.  We expect modest increases in CLAVE product sales in 2011 compared to 2010, although there is no assurance that these expectations will be realized.

Net sales of custom products, which include custom infusion, custom oncology products and custom critical care products, were $23.9 million in the second quarter of 2011 compared to $23.1 million in the second quarter of 2010, an increase of 4%.  This increase was from $1.7 million in increased sales of custom infusion sets from unit growth, partially offset by lower custom oncology and custom critical care sales.  The unit growth in custom infusion sets was primarily due to the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  We expect only modest increases in custom product sales in 2011 compared to 2010 due to the additional sales to Hospira in 2010 for product line changes that are not expected to occur in 2011 and because we expect oncology sales to grow in standard products instead of custom sets since this market does not demand as much customization. There is no assurance that these expectations will be realized.

Standard critical care product sales were $13.1 million in the second quarter of 2011 compared to $13.9 million in the second quarter of 2010, a decrease of 6%.  We expect standard critical care sales to be moderately lower for 2011 compared to 2010 because of the recent increased pricing competition discussed above. There is no assurance that these expectations will be realized.

Our standard oncology product sales were $6.0 million in the second quarter of 2011 compared to $2.2 million in the second quarter of 2010, an increase of 176%.  The increase was from higher sales in all channels, with international sales contributing the largest sales growth. We expect higher standard oncology sales for 2011 compared to 2010 due to several trials in process that we expect to close in 2011, although there is no assurance that these expectations will be realized.

Sales of TEGO were $1.7 million in the second quarter of 2011 compared to $0.9 million in the second quarter of 2010, an increase of 89%.  This increase was primarily due to an increase in unit sales in domestic distributors and direct sales.  We expect TEGO sales to have significant increases in 2011 compared to 2010 due to a new agreement with a major dialysis provider in the U. S., although there is no assurance that these expectations will be realized.

Other revenue consists of license, royalty and revenue share income and was approximately $0.1 million in the second quarter of 2011 and $0.2 million in the second quarter of 2010.  We may receive other license fees or royalties in the future for the use of our technology.  There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.

Revenue by market segment: Our sales are primarily in three market segments: I.V. therapy, critical care and oncology. Revenues by segment for the three months ended June 30, 2011 and 2010 were as follows:

	Three months ended June 30,		Percentage of total revenue
Market segment	2011	2010	2011	2010
I.V. therapy	$49,186	$44,040	63%	64%
Critical care	16,511	17,526	21%	25%
Oncology	7,306	4,224	10%	6%
Other	4,793	3,072	6%	5%
	$77,796	$68,862	100%	100%

Gross margins were 47% for the second quarters of 2011 and 2010.  Our favorable product mix was offset by start up costs at our Slovakia plant, higher freight costs and higher raw material costs.

 We estimate our gross margin in 2011 will approximate 47% to 47.5%; however, there is no assurance that these expectations will be realized.

Selling, general and administrative expenses (“SG&A”) were $19.7 million and 26% of revenues in the second quarter of 2011, compared with $19.4 million and 28% of revenues in the second quarter of 2010.  Our sales and marketing workforce expansion resulted in $1.1 million of higher compensation and benefits and travel costs and was partially offset by lower dealer fees and lower patent litigation related legal expenses. We expect SG&A in 2011 to be approximately 27.5-28% of revenue. There is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $2.5 million and 3% of revenue in the second quarter of 2011 compared to $1.0 million and 2% of revenue in the second quarter of 2010.  The increase was primarily from higher project related R&D expenses.  We expect R&D in 2011 to be approximately 3% of revenue, although there is no assurance that these expectations will be realized.

Other income was $0.4 million in the second quarter of 2011 compared to $0.1 million in the second quarter of 2010.

Income taxes were accrued at an estimated annual effective tax rate of 34% in the second quarter of 2011 compared to 35% in the second quarter of 2010.  We expect our effective tax rate to be approximately 35% in 2011.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues were $149.3 million in the first half of 2011, compared to $133.2 million in the first half of 2010.

Distribution channels:  Net U.S. sales to Hospira in the first half of 2011 were $55.3 million, compared to net sales of $50.2 million in the first half of 2010, an increase of 10%.  The increase was primarily due to increased standard oncology sales of $1.1 million, increased custom infusion sales of $1.0 million, increased CLAVE sales of $1.1 million and increased other I.V. product sales of $1.3 million.  The increases in all product groups were due to higher unit sales from increased market share through Hospira.

Net sales to domestic distributors/direct in the first half of 2011 (including Canada) were $52.1 million compared to $48.6 million in the first half of 2010, an increase of 7%.  The increased sales were primarily from $2.2 million in increased custom infusion set sales, $1.4 million of increased CLAVE sales and $1.7 million in increased TEGO sales partially offset by lower standard and custom critical care sales of $1.6 million.  The increases in custom infusion set, CLAVE and TEGO sales were due to higher unit volume sales.  The decrease in critical care sales is primarily a result of increased competition in this market.

Net sales to international customers (excluding Canada) were $39.8 million in the first half of 2011, compared with $31.9 million in the first half of 2010, an increase of 25%.  The increased sales were primarily from $3.3 million in increased standard oncology sales and $2.3 million in increased custom infusion set sales. Both increases were from higher unit volume due to increased market share and demographic growth.

Product and other revenue:  Net sales of CLAVE products were $51.5 million in the first half of 2011 compared to $47.1 million in the first half of 2010, an increase of 9%.  The increase was from higher sales in all channels from increased market share and demographic growth.

Net sales of custom products, which include custom infusion, custom oncology products and custom critical care products, were $48.0 million in the first half of 2011 compared to $43.7 million in the first half of 2010, an increase of 10%.  This increase was from $5.5 million in higher custom infusion set sales from unit growth, partially offset by lower custom critical care and custom oncology sales.  The unit growth in custom infusion sets was primarily due to the conversion by certain of our customers from a competitor’s standard sets to our custom systems.  The decrease in custom critical care sales is primarily a result of increased competition in this market. The decrease in custom oncology is primarily due to increased orders of standard oncology over custom oncology, which we believe will be the trend going forward.

Standard critical care product sales were $25.8 million in the first half of 2011 compared to $26.5 million in the first half of 2010, a decrease of 3%.  The decrease is primarily a result of increased competition in this market.

Our standard oncology product sales were $8.3 million in the first half of 2011 compared to $3.6 million in the first half of 2010, an increase of 130%.  The increase was from higher unit sales in all channels from increased market share, with international sales contributing $3.3 million of the increase.

TEGO sales were $3.6 million in the first half of 2011 compared to $1.7 million in the first half of 2010, an increase of 117%.  This increase was primarily due to higher domestic unit sales from adding new customers.

Other revenue consists of license, royalty and revenue share income and was approximately $0.3 million in the first half of 2011 and $0.3 million in the first half of 2010.  We may receive other license fees or royalties in the future for the use of our technology.  There is no assurance as to amounts or timing of any future payments, or whether such payments will be received.
Revenue by market segment: Our sales are primarily in three market segments: I.V. therapy, critical care and oncology. Revenues by segment for the six months ended June 30, 2011 and 2010 were as follows:

	Six months ended June 30,		Percentage of total revenue
Market segment	2011	2010	2011	2010
I.V. therapy	$95,418	$84,854	64%	64%
Critical care	32,456	33,771	22%	25%
Oncology	12,241	8,085	8%	6%
Other	9,152	6,515	6%	5%
	$149,267	$133,225	100%	100%

Gross margins for the first half of 2011 and 2010 were 47% and 44%, respectively.  Our favorable product mix more than offset start up costs at our Slovakia plant, higher freight costs and higher raw material costs.

Selling, general and administrative expenses (“SG&A”) were $42.6 million and 28% of revenues in the first half of 2011, compared with $39.0 million and 29% of revenues in the first half of 2010.  The increase was primarily from a one-time expense for the Long Term Retention Plan (“LTRP”) of $2.0 million and increased sales and marketing compensation and benefits and travel of $1.6 million. In January 2011, our Compensation Committee determined to pay out the 2005 LTRP grants and to not make any future payments for the 2006 and 2007 awards, thus effectively cancelling the plan.  As a result, we recognized $2.0 million of non-recurring expense to SG&A in the first half of 2011.  The increase in sales and marketing compensation and benefits and travel is primarily a result of the expansion of our sales and marketing workforce and salary increases.

Research and development expenses (“R&D”) were $4.5 million and 3% of revenue in the first half of 2011 compared to $1.9 million and 1% of revenue in the first half of 2010.  The increase was primarily $1.9 million of higher project related R&D expenses and $0.3 million in one-time expense for the LTRP.

Legal settlement income of $2.5 million was received in the first half of 2011 and recorded in operating expenses.  The payment to us was the result of a settlement of litigation against a law firm that formerly represented us in patent litigation.

Other income was $0.8 million in the first half of 2011 compared to $0.3 million in the first half of 2010.

Income taxes were accrued at an estimated annual effective tax rate of 35% in the first half of 2011 and 2010.

Liquidity and Capital Resources

During the first half of 2011, our cash, cash equivalents and investment securities increased by $27.4 million from $93.4 million at December 31, 2010 to $120.8 million at June 30, 2011.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations, changes in net income, accounts receivable, inventories and the timing of tax payments.

During the first half of 2011, our cash provided by operations was $25.5 million, which was mainly comprised of net income of $17.6 million, depreciation and amortization of $9.1 million and stock compensation expense of $2.0 million, offset by changes in our operating assets and liabilities.

Investing Activities:  During the first half of 2011, cash used in investing activities was $26.3 million.  This was comprised of insurance proceeds of $2.8 million, net investment purchases of $19.3 million and purchases of property and equipment of $9.8 million which were primarily for machinery, equipment and mold additions in our United States and Slovakia plants.

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

Financing Activities:  During the first half of 2011, our cash provided by financing activities was $8.2 million.  This was from stock option exercises and shares purchased from the employee stock purchase plan resulting in 303,336 shares issued to employees and directors.  The tax benefits from the exercise of stock options was $2.7 million in the first half of 2011 which fluctuates based principally on when employees choose to exercise their vested stock options.

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

Contractual Obligations

We have contractual obligations, at June 30, 2011, of approximately the amount set forth in the table below. This amount excludes inventory related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a noncurrent income tax liability of $4.5 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2011	2012	2013
Operating leases	$84	$84	$—	$—
Warehouse service agreements	1,521	439	878	204
Purchase obligations	6,603	6,603	—	—
	$8,208	$7,126	$878	$204

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

New Accounting Pronouncements

See Note 2 to Part I, Item 1.  Financial Statements.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we identify them by using words such as “believe,” “expect,”  “estimate,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•
future growth; future operating results and various elements of operating results, including future expenditures on sales and marketing and product development; future sales and unit volumes of products; expected increases or decreases in sales; deferred revenue; future license, royalty and revenue share income; production costs; gross margins; litigation expense; SG&A and R&D expenses; future costs of expanding our business; income; losses; cash flow; capital expenditures; source and sufficiency of funds for capital purchases and operations; tax rates; changes in working capital items such as receivables and inventory; selling prices; and income taxes;

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2010 and our other reports and registration statements filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

•	general economic and business conditions, both in the U.S. and internationally;

•	unexpected changes in our arrangements with Hospira or our other large customers;

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

We had a portfolio of federal-tax exempt state and municipal government debt securities and certificates of deposit of $33.4 million as of June 30, 2011.  The securities are all “investment grade”, comprised of $29.1 million of pre-refunded municipal securities, $1.2 million of non-pre-refunded municipal securities and $3.2 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.2 million to investment income based on the investment securities balance at June 30, 2011.

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable, insurance receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2010 and our manufacturing spending from 2010 would impact our cost of goods sold by approximately $2.0 million.  Cash and receivables in those countries have been insignificant and are generally offset by accounts payable in the same foreign currency, except for our European operations, where our net Euro asset position at June 30, 2011 and 2010 were approximately €13.3 million and €8.5 million, respectively.  A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the June 30, 2011 spot rate would impact our consolidated amounts on these balance sheet items by approximately $1.9 million or less than 2% of these net assets.  We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

In July 2008, our Board of Directors authorized a program to purchase $40.0 million of our common stock.  In October 2009, our Board of Directors increased the amount that may be purchased under this plan by $15.0 million, bringing the total authorized amount that may be purchased under the plan to $55.0 million. As of June 30, 2011, all but $54,000 of the $55.0 million authorized had been used.  This plan has no expiration date.

In July 2010, our Board of Directors approved a new common stock purchase plan to purchase $40.0 million of our common stock.  This plan has no expiration date.

The following is a summary of our stock repurchasing activity during the second quarter of 2011:

Period	Shared purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
04/01/2011 — 04/30/2011	—	$—	—	$40,054,000
05/01/2011 — 05/31/2011	—	—	—	40,054,000
06/01/2011 — 06/30/2011	—	—	—	40,054,000
Second quarter of 2011 total	—	$—	—	$40,054,000

Item 6.	Exhibits

Exhibit 10.1*	ICU Medical, Inc. 2011 Stock Incentive Plan (1)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________________________________________________
*              Management contract or compensatory plan or other arrangement.

(1) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated May 16, 2011, and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	July 22, 2011
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1	ICU Medical, Inc. 2011 Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document