Form 10-Q/A
period 2011-06-30
ICU MEDICAL INC/DE
filed 2011-12-08
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q/A

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

Explanatory Note

ICU Medical, Inc. is filing this Form 10-Q/A with respect to its quarterly report on Form 10-Q for the period ended June 30, 2011 to correct the Section 302 certification of the Chief Executive Officer to include the language of paragraph 4(d) of Item 601(b)(31) of Regulation S-K, which language was inadvertently omitted. The corrected Section 302 certification of the Chief Executive Officer is attached hereto as Exhibit 31.1, and each of the other certifications required to be filed with this entire amended report have been included with current dates. This Form 10-Q/A does not otherwise amend, update or change the financial statements or disclosures in the original filing.

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

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	December 8, 2011
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