Form 10-Q/A
period 2011-09-30
ICU MEDICAL INC/DE
filed 2011-12-08
CIK 883984

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 10, 2011
Common	13,830,693
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Explanatory Note

ICU Medical, Inc. is filing this Form 10-Q/A with respect to its quarterly report on Form 10-Q for the period ended September 30, 2011 to correct the Section 302 certification of the Chief Executive Officer to include the language of paragraph 4(d) of Item 601(b)(31) of Regulation S-K, which language was inadvertently omitted. The corrected Section 302 certification of the Chief Executive Officer is attached hereto as Exhibit 31.1, and each of the other certifications required to be filed with this entire amended report have been included with current dates. This Form 10-Q/A does not otherwise amend, update or change the financial statements or disclosures in the original filing.

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

The following table sets forth, for the periods indicated, total revenues by product as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,		Fiscal Year Ended
Product Line	2011	2010	2011	2010	2010	2009
CLAVE	38%	34%	35%	35%	35%	37%
Custom products	30%	37%	31%	34%	35%	34%
Standard critical care	15%	16%	17%	18%	18%	18%
Standard oncology products	7%	2%	6%	3%	3%	2%
Other products/other revenue	10%	11%	11%	10%	9%	9%
Total	100%	100%	100%	100%	100%	100%

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