Form 10-Q
period 2012-03-31
ICU MEDICAL INC/DE
filed 2012-04-20
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 10, 2012
Common	14,142,066
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,103	$99,590
Investment securities	61,482	60,395
Cash, cash equivalents and investment securities	183,585	159,985
Accounts receivable, net of allowance for doubtful accounts of $1,056 at March 31, 2012 and $1,293 at December 31, 2011	41,728	43,571
Inventories	37,290	40,423
Prepaid income taxes	3,677	5,589
Prepaid expenses and other current assets	5,913	6,759
Deferred income taxes	3,798	4,081
Total current assets	275,991	260,408

PROPERTY AND EQUIPMENT, net	83,183	83,048
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	11,065	11,419
DEFERRED INCOME TAXES	4,767	4,759
	$376,484	$361,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,825	$13,251
Accrued liabilities	13,562	16,059
Total current liabilities	25,387	29,310

DEFERRED INCOME TAXES	7,127	7,144
INCOME TAX LIABILITY	4,081	4,081
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 14,855 shares at March 31, 2012 and December 31, 2011, outstanding 14,117 shares at March 31, 2012 and 13,871 shares at December 31, 2011	1,486	1,486
Additional paid-in capital	58,106	56,796
Treasury stock, at cost — 738 shares at March 31, 2012 and 984 shares at December 31, 2011	(27,034)	(35,348)
Retained earnings	308,478	300,877
Accumulated other comprehensive loss	(1,147)	(3,234)
Total stockholders’ equity	339,889	320,577
	$376,484	$361,112
______________________________________________________
(1) December 31, 2011 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2012	2011
REVENUES:
Net sales	$75,383	$71,338
Other	128	133
TOTAL REVENUE	75,511	71,471
COST OF GOODS SOLD	40,546	36,845
Gross profit	34,965	34,626
OPERATING EXPENSES:
Selling, general and administrative	20,890	22,863
Research and development	2,693	2,052
Legal settlement	—	(2,500)
Total operating expenses	23,583	22,415
Income from operations	11,382	12,211
OTHER INCOME	135	403
Income before income taxes	11,517	12,614
PROVISION FOR INCOME TAXES	(3,916)	(4,541)
NET INCOME	$7,601	$8,073
NET INCOME PER SHARE
Basic	$0.54	$0.59
Diluted	$0.53	$0.57
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	13,956	13,692
Diluted	14,318	14,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
Net income	$7,601	$8,073
Other comprehensive income, net of tax of $295 and $176 for the three months ended March 31, 2012 and 2011, respectively:
Foreign currency translation adjustment	2,087	3,869
Comprehensive income	$9,688	$11,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,601	$8,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,777	4,500
Provision for doubtful accounts	(263)	208
Provision for warranty and returns	312	—
Stock compensation	1,231	978
Loss on disposal of property and equipment	27	—
Bond premium amortization	357	19
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	1,931	5,085
Inventories	3,768	(6,186)
Prepaid expenses and other assets	898	(252)
Accounts payable	(1,610)	2,764
Accrued liabilities	(2,608)	(2,091)
Deferred revenue	—	(278)
Prepaid and deferred income taxes	1,915	2,347
Net cash provided by operating activities	18,336	15,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,632)	(4,942)
Proceeds from sale of asset	10	—
Intangible asset additions	(287)	—
Purchases of investment securities	(22,424)	(24,530)
Proceeds from sale of investment securities	21,442	3,304
Net cash used by investing activities	(4,891)	(26,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,684	1,027
Proceeds from employee stock purchase plan	1,081	909
Tax benefits from exercise of stock options	1,626	280
Net cash provided by financing activities	8,391	2,216
Effect of exchange rate changes on cash	677	1,049
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	22,513	(7,736)
CASH AND CASH EQUIVALENTS, beginning of period	99,590	78,850
CASH AND CASH EQUIVALENTS, end of period	$122,103	$71,114

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$588	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011
(Amounts in tables in thousands, except per share data)
(unaudited)

Note 1:	Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., a Delaware corporation (the “Company”), filed with the SEC for the year ended December 31, 2011.

The Company operates in one business segment engaged in the development, manufacturing and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  The Company’s devices are sold directly or to distributors and medical product manufacturers throughout the United States and internationally.  All subsidiaries are wholly owned and are included in the consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Note 2:	New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update number 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income ("ASU 2011-05"), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 ("ASU 2011-12"), which defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and ASU 2011-12 results in a change in how the Company presents the components of comprehensive income.

Note 3:	Fair Value Measurement:

The Company’s investment securities, which are carried at fair value and are considered available-for-sale, consist principally of certificates of deposit, corporate bonds, federal tax-exempt state and municipal government debt and sovereign bonds.  As of March 31, 2012, the Company has $5.9 million of its investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets and $55.6 million of its investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities, corporate bonds and sovereign bonds and have observable market based inputs such as quoted prices, interest rates and yield curves. The Company had no Level 3 investments for the three months ended March 31, 2012 and March 31, 2011. The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at March 31, 2012 using
	Total carrying value at March 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$61,482	$5,931	$55,551	$—
	$61,482	$5,931	$55,551	$—

	Fair value measurements at December 31, 2011 using
	Total carrying value at December 31, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$60,395	$5,459	$54,936	$—
	$60,395	$5,459	$54,936	$—

Note 4: Investment Securities:

The Company's investment securities consist of certificates of deposit, corporate bonds, federal tax-exempt state and municipal government debt and sovereign bonds. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive income in the shareholders' equity section of the Company's balance sheets. The Company had no gross unrealized gains or losses on available-for-sale securities at March 31, 2012 or December 31, 2011. The scheduled maturities of the debt securities are between 2012 and 2042 and are all callable within one year. The investment securities consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Federal tax-exempt debt securities	$40,402	$39,745
Corporate bonds	13,176	13,263
Sovereign bonds	1,973	1,928
Certificates of deposit	5,931	5,459
	$61,482	$60,395

Note 5: Inventories:

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw material	$21,924	$25,227
Work in process	3,861	2,901
Finished goods	11,505	12,295
Total	$37,290	$40,423

Note 6:	Property and Equipment:

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Machinery and equipment	$74,846	$73,390
Land, building and building improvements	60,747	60,334
Molds	25,120	24,133
Computer equipment and software	17,799	17,518
Furniture and fixtures	2,390	2,298
Construction in progress	5,888	5,277
Total property and equipment, cost	186,790	182,950
Accumulated depreciation	(103,607)	(99,902)
Net property and equipment	$83,183	$83,048

Note 7:	Net Income Per Share:

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 141,000 and 135,000 for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Three months ended March 31,
	2012	2011
Net income	$7,601	$8,073
Weighted average number of common shares outstanding (for basic calculation)	13,956	13,692
Dilutive securities	362	364
Weighted average common and common equivalent shares outstanding (for diluted calculation)	14,318	14,056
EPS — basic	$0.54	$0.59
EPS — diluted	$0.53	$0.57

Note 8:	Major Customer:

The Company had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 42% and 41% of total revenue for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and December 31, 2011, the Company had accounts receivable from Hospira of 31% and 36% of consolidated accounts receivable, respectively.

Note 9:	Income Taxes:

Income taxes were accrued at an estimated annual effective tax rate of 34% and 36% in the first quarters of 2012 and 2011, respectively. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities.

Note 10:	Legal Settlement:

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

We are a leader in the development, manufacture and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  Our products improve patient outcomes by helping to prevent bloodstream infections and protect healthcare workers and patients from exposure to infectious diseases or hazardous drugs and monitoring continuous cardiac output of critical care patients.  Our complete product line includes custom infusion systems, closed delivery systems for hazardous drugs, needlefree infusion connectors, catheters and cardiac monitoring systems.

Business Overview

In the early 1990's, we launched the CLAVE, an innovative one-piece, needlefree infusion connection device. The CLAVE is a worldwide leader in connector products. The CLAVE's unique design ensures compliance with needlefree policies because of its passive technology which cannot accept a needle. Our CLAVE products accounted for 36% of our revenues in 2011.

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

We are also expanding our business through increased sales to medical product manufacturers, independent distributors and through direct sales to the end users of our product.  These expansions include our 2008 agreement with Premier, the extension of the term of our agreement with MedAssets, our 2011 agreement with Novation covering all of our critical care products and the growth of our internal sales and marketing group.  Each of these organizations is a U.S. healthcare purchasing network.  We also potentially face substantial increases in competition in our CLAVE business.  Therefore, we are focusing on increasing product development, acquisition, sales and marketing efforts to custom infusion systems, oncology products, critical care products and other products that lend themselves to customization and new products in the U.S. and international markets.

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

Our largest customer is Hospira.  Hospira accounted for 42%, 42% and 44% of our worldwide revenues in the first quarter of 2012 and the years ended 2011 and 2010, respectively. Our relationship with Hospira has been and will continue to be important for our growth.  We currently manufacture custom I.V. sets for sale by Hospira and jointly promote the products under the name SetSource. Additionally, as discussed above, prior to our acquisition of its critical care line, we previously manufactured Hospira’s critical care products. We expect revenues from sales of CLAVE products, custom infusion sets and new products to Hospira to remain a significant percentage of our revenues.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market, and we expect that Hospira will continue to be important to our growth for CLAVE, custom infusion sets and our other products worldwide.

Revenues for the first quarter of 2012 and the years ended 2011 and 2010 were $75.5 million, $302.2 million and $283.0 million, respectively. We currently sell substantially all of our products to medical product manufacturers, independent distributors and through direct sales to the end user. Most of our independent distributors handle the full line of our infusion administration products.  We sell our I.V. administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors, oncology products and the CLC2000.  Under a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2018.  We sell invasive monitoring and angiography products to independent distributors and through direct sales.  We also sell certain other products to a number of other medical product manufacturers.

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

The following table sets forth, for the periods indicated, total revenues by market segment and its major product groups as a percentage of total revenues:

	Quarter ended March 31,		Fiscal year ended
Product line	2012	2011	2011	2010
CLAVE products	37%	35%	36%	35%
Custom infusion therapy	26%	26%	25%	27%
Other infusion therapy	5%	4%	5%	4%
Infusion therapy	68%	65%	66%	66%
Critical care	18%	22%	20%	23%
Oncology	9%	7%	8%	6%
TEGO	3%	3%	3%	2%
Other products/other revenue	2%	3%	3%	3%
Other	5%	6%	6%	5%
	100%	100%	100%	100%

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

We distribute products through three distribution channels.  Product revenues for each distribution channel as a percentage of total channel product revenue were as follows:

	Quarter ended March 31,		Fiscal year ended
Channel	2012	2011	2011	2010
Medical product manufacturers	39%	40%	40%	42%
Domestic distributors/direct sales	35%	36%	36%	35%
International customers	26%	24%	24%	23%
Total	100%	100%	100%	100%

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

Quarter-to-Quarter Comparisons

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the quarters ended March 31, 2012 and 2011 and the year ended December 31, 2011, the percentages of each income statement caption in relation to total revenues.

	Percentage of revenues
	Quarter ended March 31,		Fiscal year
	2012	2011	2011
Revenue
Net sales	100%	100%	100%
Other	—%	—%	—%
Total revenues	100%	100%	100%
Gross margin	46%	48%	47%
Selling, general and administrative expenses	28%	32%	28%
Research and development expenses	3%	3%	3%
Legal settlement	—%	(4)%	(1)%
Gain on sale of assets	—%	—%	(5)%
Total operating expenses	31%	31%	25%
Income from operations	15%	17%	22%
Other income	—%	—%	—%
Income before income taxes	15%	17%	22%
Income taxes	5%	6%	7%
Net income	10%	11%	15%

Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011

Revenues were $75.5 million in the first quarter of 2012, compared to $71.5 million in the first quarter of 2011.

Domestic sales:  Net domestic sales in the first quarter of 2012 were $55.6 million, compared to net domestic sales of $54.0 million in first quarter of 2011, an increase of 3%. Net domestic sales to Hospira accounted for 52% and 51% of our domestic sales in the first quarters of 2012 and 2011, respectively. Domestic sales to distributors, through direct sales, through other OEM and other revenue account for the balance of domestic sales, making up 48% and 49% in the first quarters of 2012 and 2011, respectively.

Net domestic sales to Hospira in the first quarter of 2012 were $28.8 million, an increase of $1.1 million, or 4%, from the first quarter of 2011. The increase was primarily from higher infusion therapy sales which increased $1.3 million from first quarter of 2011. The increase in infusion therapy was primarily from $1.6 million in higher CLAVE product sales, partially offset by lower other infusion therapy sales. The increase in CLAVE product sales was from higher unit sales due to conversion of products sold for needlefree connectors and increased market share through Hospira. We expect modest increases in U.S. sales to Hospira in 2012 compared to 2011, primarily from higher infusion therapy and oncology sales, although there is no assurance that these expectations will be realized.

Net other domestic sales (excluding Hospira) in the first quarter of 2012 were $26.7 million, an increase of $0.5 million from the first quarter of 2011. Infusion therapy sales increased $1.5 million, or 13%, from the first quarter of 2011, which was primarily from a $0.7 million increase in CLAVE product sales and a $0.9 million increase in custom infusion set sales. The increased CLAVE and custom infusion set sales were primarily due to increased unit sales. Critical care sales decreased $1.4 million, or 12%, from the first quarter of 2011. The critical care decrease was primarily from increased competition in this market that resulted in lower average sales prices and lower unit sales on certain items. We expect modest increases in other domestic sales (excluding Hospira) in 2012 compared to 2011, primarily from higher infusion therapy and oncology sales, although there is no assurance that these expectations will be realized.

International sales: Net sales to international customers were $19.9 million in the first quarter of 2012, an increase of 14% from the first quarter of 2011. Infusion therapy sales increased $1.7 million, or 18%, from the first quarter of 2011, which was primarily from a $0.9 million increase in CLAVE product sales. Oncology sales increased $1.2 million from the first quarter of 2011. Critical care sales decreased $0.9 million from the first quarter of 2011. The increases in infusion therapy and oncology were from increased unit sales from increased market share and demographic growth. The decrease in critical care sales was primarily from increased competition in this market.

Geographically, our international sales were primarily in Europe and the Pacific Rim. Approximately 51% and 26% of the $2.4 million increase was attributable to increased sales in Europe and the Pacific Rim, respectively.  We expect moderate increases in international sales from higher infusion therapy and oncology sales, partially offset by lower critical care sales, although there is no assurance that these expectations will be realized.

Sales by market segment and other revenue:  Net infusion therapy sales were $51.0 million in the first quarter of 2012, an increase of $4.5 million, or 10%, from the first quarter of 2011. The increases in infusion therapy were primarily from $3.2 million in higher CLAVE product sales and $1.4 million in increased custom infusion set sales. The increase in CLAVE product sales was from higher sales in all channels. The increase in custom infusion set sales was primarily from higher domestic sales to distributors and through direct sales. We expect modest increases in infusion therapy sales in 2012 compared to 2011, primarily from higher sales in CLAVE products and custom infusion set sales. There is no assurance that these expectations will be realized.

Net critical care sales were $13.6 million in the first quarter of 2012, a decrease of $2.3 million, or 14%, from the first quarter of 2011. The decrease was from lower domestic and international sales from increased competition. We experienced lower unit sales in certain products and decreased our domestic critical care prices in the middle of 2011 to retain existing customers and attract new customers. We expect critical care sales to decrease in 2012 compared to 2011 because of our price decreases and increased competition, although there is no assurance that these expectations will be realized.

Net oncology sales were $6.4 million in the first quarter of 2012, an increase of $1.5 million, or 30%, from the first quarter of 2011. The increase was primarily from higher international sales due to increased market share and demographic growth. We expect significant growth in oncology sales in 2012 compared to 2011, although there is no assurance that these expectations will be realized.

Net other product sales were $4.4 million in first quarter of 2012, an increase of $0.3 million, or 10%, from the first quarter of 2011. We expect a modest increase in our other product sales in 2012 compared to 2011, although there is no assurance that these expectations will be realized.

Other revenue consists of license, royalty and revenue share income and was approximately $0.1 million in the first quarters of 2012 and 2011.

Gross margins for the first quarters of 2012 and 2011 were 46% and 48%, respectively.  Manufacturing inefficiencies and critical care price decreases each contributed to one percentage point of the change in the gross margin from the first quarter of 2011.

Selling, general and administrative expenses (“SG&A”) were $20.9 million, or 28% of revenues, in the first quarter of 2012, compared with $22.9 million, or 32%, of revenues in first quarter of 2011.  The 2011 expense includes a one-time expense for the Long-Term Retention Plan ("LTRP") of $2.0 million. Our sales and marketing compensation and benefits increased by $0.4 million and our promotion costs increased by $0.3 million. These increases were offset by $0.6 million in lower legal costs and $0.5 million in lower bad debt expense. The increase in sales and marketing compensation and benefits is primarily the result of the expansion of our sales and marketing workforce by 17 employees. The decrease in legal expenses is due to lower general legal costs. We expect SG&A expenses in 2012 to be approximately 26.5% to 27.0% of revenue, although there is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $2.7 million, or 3% of revenue, in the first quarter of 2012 compared to $2.1 million, or 3%, of revenue in the first quarter of 2011.  The increase in R&D expenses was primarily from $0.8 million of higher project related R&D expenses supporting all our infusion therapy, critical care and oncology market segments, partially offset by lower compensation expense. Our R&D projects focus on filling in product line gaps for our product line target markets and creating additional market opportunities. The 2011 compensation expense includes $0.3 million in one-time expense for the LTRP payout. We expect R&D expenses in 2012 to be approximately 2.5% to 3.0% of revenue, although there is no assurance that these expectations will be realized.

Legal settlement income of $2.5 million was received in the first quarter of 2011 and is recorded in operating expenses. The payment was the result of a settlement of litigation against a law firm that formerly represented us in patent litigation.

Other income was $0.1 million in the first quarter of 2012 and $0.4 million in the first quarter of 2011.  The decrease is primarily due to lower interest income earned in the first quarter of 2012 compared to the first quarter of 2011.

Income taxes were accrued at an estimated annual effective tax rate of 34% in the first quarter of 2012 compared to 36% in the first quarter of 2011.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities.  While we can provide no assurances, we expect our effective tax rate to be approximately 35% in 2012.

Liquidity and Capital Resources

During the first quarter of 2012, our cash, cash equivalents and investment securities increased by $23.6 million from $160.0 million at December 31, 2011 to $183.6 million at March 31, 2012.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from the impact of integrating new locations from acquisitions, changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $18.3 million in the first quarter of 2012. Net income plus adjustments for non-cash net expenses contributed $14.0 million to cash provided by operations. The favorable net change in operating assets and liabilities contributed an additional $4.3 million to cash provided by operations.  The $3.8 million decrease in inventory was the largest contributor to the favorable change in operating assets and liabilities.

Investing Activities:  Our cash used by investing activities was $4.9 million in the first quarter of 2012, which was primarily comprised of net investment purchases of $1.0 million and $3.6 million in capital purchases. Our property, plant and equipment purchases were primarily comprised of machinery, equipment and mold additions in our United States plant.

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

Financing Activities:  Our cash provided by financing activities was $8.4 million in the first quarter of 2012. This was from cash provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan, resulting in 245,383 shares issued to our employees and directors.  The tax benefits from the exercise of stock options was $1.6 million in the first quarter of 2012 which fluctuates based principally on when employees choose to exercise their vested stock options.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  We have purchased $11.9 million of our stock pursuant to this plan, leaving a balance of $28.1 million available for future purchases. There were no purchases under this plan in the first quarter of 2012. This plan has no expiration date. We may purchase additional shares in future quarters and expect we would use our cash and investments to fund the share purchases.

We have a substantial cash and investment security position generated from profitable operations and stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, and to take advantage of acquisition opportunities that may arise.  Our primary investment goal is capital preservation, as further described in Part 1, Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2012, we have $15.2 million of cash and cash equivalents held outside of the United States, the majority of which is available to fund domestic operations and obligations without paying repatriation taxes.

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

Off Balance Sheet Arrangements

In the normal course of business, we have agreed to indemnify our officers and directors to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters related to sales of our products.  There is no maximum limit on the indemnification that may be required under these agreements.  Although we can provide no assurances, we have never incurred, nor do we expect to incur, any material liability for indemnification.

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

Contractual Obligations

We have contractual obligations, at March 31, 2012, of approximately the amount set forth in the table below. This amount excludes inventory related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $4.1 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2012	2013	2014	2015	2016
Operating leases	$722	$159	$179	$170	$151	$63
Warehouse service agreements	2,224	1,238	692	294	—	—
Purchase obligations	8,187	8,187	—	—	—	—
	$11,133	$9,584	$871	$464	$151	$63

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

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

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; expansion in international markets and use of foreign currency, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; increases in systems capabilities; introduction and sales of new products; planned increases in marketing; inventory requirements; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment of production facilities outside the U.S.; planned new orders for automated assembly machines for new products; adequacy of production capacity; results of R&D; relocation of manufacturing facilities and personnel; planned growth of our sales and marketing group; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•
expansion of our custom products business; expectations regarding revenues from our custom infusion sets, custom critical care and custom oncology products and the importance of these products in the future; potential customer resistance to custom products; our focus on increasing product development, acquisition, sales and marketing efforts to custom products and similar products; new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; future sales to and revenues from Hospira and the importance of Hospira to our growth and our positioning with respect to new product introductions and market share; growth of our CLAVE products in future years; the outcome of our strategic initiatives; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers; consolidation of the healthcare provider market; our dependence on securing long-term contracts with large healthcare providers and major buying organizations; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; our expectations regarding liquidity and capital resources over the next twelve months; future share repurchases; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2011 and our other reports and registration statements filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

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

We had a portfolio of government bonds, corporate bonds, sovereign bonds and certificates of deposit of $61.5 million as of March 31, 2012.  The securities are all “investment grade”, comprised of $37.5 million of pre-refunded municipal securities, $2.9 million of non-pre-refunded municipal securities, $13.2 million in corporate bonds, $2.0 million in sovereign bonds and $5.9 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.4 million to investment income based on the investment securities balance at March 31, 2012.

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2011 and our manufacturing spending from 2011 would have impacted our cost of goods sold by approximately $2.1 million.  Cash and receivables in those countries have been insignificant and are generally offset by accounts payable in the same foreign currency, except for our European operations, where our net Euro asset position at March 31, 2012 and 2011 were approximately €17.4 million and €13.3 million, respectively.  A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the March 31, 2012 spot rate would impact our consolidated amounts on these balance sheet items by approximately $2.3 million or less than 2% of these net assets.  We expect that in the future, with the growth of our European distribution operation, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The new jury trial on whether RyMed's current device literally infringes ICU's '866 Patent is scheduled to commence on May 7, 2012, and will be followed by a bench trial on May 11, 2012 addressing any remaining issues.

We are from time to time involved in various other legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2010, our Board of Directors approved a common stock purchase plan to purchase $40.0 million of our common stock.  This plan has no expiration date. We are not obligated to make any purchases under our stock purchase program. Subject to applicable state and federal corporate and securities laws, purchases under a stock purchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock purchase program can be discontinued at any time we feel additional purchases are not warranted.

The following is a summary of our stock repurchasing activity during the first quarter of 2012:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
01/01/2012 — 01/31/2012	—	$—	—	$28,089,000
02/01/2012 — 02/29/2012	—	—	—	28,089,000
03/01/2012 — 03/31/2012	—	—	—	28,089,000
First quarter of 2012 total	—	$—	—	$28,089,000

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________________________________________________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	April 20, 2012
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