Form 10-Q
period 2012-06-30
ICU MEDICAL INC/DE
filed 2012-07-20
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 10, 2012
Common	14,268,055
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,560	$99,590
Investment securities	71,931	60,395
Cash, cash equivalents and investment securities	193,491	159,985
Accounts receivable, net of allowance for doubtful accounts of $1,121 at June 30, 2012 and $1,293 at December 31, 2011	43,839	43,571
Inventories	36,535	40,423
Prepaid income taxes	9,257	5,589
Prepaid expenses and other current assets	5,849	6,759
Deferred income taxes	4,467	4,081
Total current assets	293,438	260,408

PROPERTY AND EQUIPMENT, net	82,175	83,048
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	10,749	11,419
DEFERRED INCOME TAXES	4,751	4,759
	$392,591	$361,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,277	$13,251
Accrued liabilities	17,548	16,059
Total current liabilities	29,825	29,310

DEFERRED INCOME TAXES	7,160	7,144
INCOME TAX LIABILITY	4,081	4,081
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 14,855 shares at June 30, 2012 and December 31, 2011, outstanding 14,247 shares June 30, 2012 and 13,871 shares at December 31, 2011	1,486	1,486
Additional paid-in capital	60,200	56,796
Treasury stock, at cost — 608 shares at June 30, 2012 and 984 shares at December 31, 2011	(22,537)	(35,348)
Retained earnings	317,627	300,877
Accumulated other comprehensive loss	(5,251)	(3,234)
Total stockholders’ equity	351,525	320,577
	$392,591	$361,112
______________________________________________________
(1) December 31, 2011 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUES:
Net sales	$77,139	$77,661	$152,522	$148,999
Other	142	135	270	268
TOTAL REVENUE	77,281	77,796	152,792	149,267
COST OF GOODS SOLD	38,199	41,595	78,745	78,440
Gross profit	39,082	36,201	74,047	70,827
OPERATING EXPENSES:
Selling, general and administrative	22,806	19,730	43,696	42,593
Research and development	2,729	2,491	5,422	4,543
Legal settlement	—	—	—	(2,500)
Total operating expenses	25,535	22,221	49,118	44,636
Income from operations	13,547	13,980	24,929	26,191
OTHER INCOME	145	431	280	834
Income before income taxes	13,692	14,411	25,209	27,025
PROVISION FOR INCOME TAXES	(4,543)	(4,918)	(8,459)	(9,459)
NET INCOME	$9,149	$9,493	$16,750	$17,566
NET INCOME PER SHARE
Basic	$0.65	$0.69	$1.19	$1.28
Diluted	$0.63	$0.67	$1.16	$1.24
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,179	13,852	14,067	13,772
Diluted	14,620	14,257	14,484	14,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$9,149	$9,493	$16,750	$17,566
Other comprehensive income, net of tax of $(682) and $(47) for the three months ended June 30, 2012 and 2011, respectively and $(387) and $129 for the six months ended June 30, 2012 and 2011, respectively:

Foreign currency translation adjustment	(4,104)	1,207	(2,017)	5,076
Comprehensive income	$5,045	$10,700	$14,733	$22,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,750	$17,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,533	9,052
Provision for doubtful accounts	(152)	437
Provision for warranty and returns	247	—
Stock compensation	3,042	1,979
Loss (gain) on disposal of property and equipment	27	(56)
Bond premium amortization	985	399
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(850)	3,908
Inventories	3,707	(4,025)
Prepaid expenses and other assets	821	(1,373)
Accounts payable	(608)	1,286
Accrued liabilities	1,582	(599)
Deferred revenue	—	(254)
Prepaid and deferred income taxes	(3,612)	(2,857)
Net cash provided by operating activities	31,472	25,463
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,222)	(9,755)
Proceeds from sale of asset	10	—
Intangible asset additions	(620)	—
Proceeds from insurance	—	2,781
Purchases of investment securities	(53,966)	(32,236)
Proceeds from sale of investment securities	41,062	12,900
Net cash used by investing activities	(21,736)	(26,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,333	4,572
Proceeds from employee stock purchase plan	1,081	909
Tax benefits from exercise of stock options	2,758	2,717
Net cash provided by financing activities	13,172	8,198
Effect of exchange rate changes on cash	(938)	1,167
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,970	8,518
CASH AND CASH EQUIVALENTS, beginning of period	99,590	78,850
CASH AND CASH EQUIVALENTS, end of period	$121,560	$87,368

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$77	$262

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2012 and 2011
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

The Company’s investment securities, which are carried at fair value and are considered available-for-sale, consist principally of certificates of deposit, corporate bonds, federal tax-exempt state and municipal government debt and sovereign bonds.  As of June 30, 2012, the Company has $6.8 million of its investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets and $65.2 million of its investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities, corporate bonds and sovereign bonds and have observable market based inputs such as quoted prices, interest rates and yield curves. The Company had no Level 3 investments for the three and six months ended June 30, 2012 and June 30, 2011. The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at June 30, 2012 using
	Total carrying value at June 30, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$71,931	$6,760	$65,171	$—
	$71,931	$6,760	$65,171	$—

	Fair value measurements at December 31, 2011 using
	Total carrying value at December 31, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$60,395	$5,459	$54,936	$—
	$60,395	$5,459	$54,936	$—

Note 4: Investment Securities:

The Company's investment securities consist of certificates of deposit, corporate bonds, federal tax-exempt state and municipal government bonds and sovereign bonds. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive income in the shareholders' equity section of the Company's balance sheets. The Company had no gross unrealized gains or losses on available-for-sale securities at June 30, 2012 or December 31, 2011. The scheduled maturities of the debt securities are between 2012 and 2043 and are all callable within one year. The investment securities consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Federal tax-exempt debt securities	$33,295	$39,745
Corporate bonds	30,622	13,263
Sovereign bonds	1,254	1,928
Certificates of deposit	6,760	5,459
	$71,931	$60,395

Note 5: Inventories:

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Raw material	$20,651	$25,227
Work in process	3,526	2,901
Finished goods	12,358	12,295
Total	$36,535	$40,423

Note 6:	Property and Equipment:

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Machinery and equipment	$76,845	$73,390
Land, building and building improvements	60,174	60,334
Molds	26,062	24,133
Computer equipment and software	17,922	17,518
Furniture and fixtures	2,559	2,298
Construction in progress	5,997	5,277
Total property and equipment, cost	189,559	182,950
Accumulated depreciation	(107,384)	(99,902)
Net property and equipment	$82,175	$83,048

Note 7:	Net Income Per Share:

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 5,000 and 7,000 for the three months ended June 30, 2012 and 2011, respectively, and 3,000 and 145,000 for the six months ended June 30, 2012 and 2011, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$9,149	$9,493	$16,750	$17,566
Weighted average number of common shares outstanding (for basic calculation)	14,179	13,852	14,067	13,772
Dilutive securities	441	405	417	394
Weighted average common and common equivalent shares outstanding (for diluted calculation)	14,620	14,257	14,484	14,166
EPS — basic	$0.65	$0.69	$1.19	$1.28
EPS — diluted	$0.63	$0.67	$1.16	$1.24

Note 8:	Major Customer:

The Company had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 38% and 40% of total revenue for the three months ended June 30, 2012 and 2011, respectively and 40% and 41% of total revenue for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and December 31, 2011, the Company had accounts receivable from Hospira of 27% and 36% of consolidated accounts receivable, respectively.

Note 9:	Income Taxes:

Income taxes were accrued at an estimated annual effective tax rate of 34% and 35% in the first half of 2012 and 2011, respectively. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities.

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

We are a leader in the development, manufacture and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  Our products improve patient outcomes by helping to prevent bloodstream infections and protect healthcare workers from exposure to needlestick injuries and hazardous drugs. Our critical care devices are used for monitoring continuous cardiac output, oxygen saturation and other key parameters used to diagnose and treat critical care patients. Our product lines include custom infusion and monitoring systems, closed systems the preparation and delivery of hazardous drugs, needlefree infusion connectors, catheters and cardiac monitoring systems.

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

Another strategy for reducing our dependence on our current proprietary products has been to introduce new products. In 2007 and 2008, we introduced a line of oncology products including the Spiros male lure connector device, the Genie vial access device and ancillary products specifically designed for chemotherapy. In 2011, we introduced Neutron, a needlefree catheter patency device and Diana, a hazardous drug compounding system. We can provide no assurance that we will be able to successfully manufacture, market and sell these new products.

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

Our products are used in hospitals and alternate medical sites in more than 50 countries throughout the world. We categorize our products into three main product lines: Infusion Therapy, Critical Care and Oncology. Products outside of our main product lines are grouped under the heading titled "Other" below. Our primary products include:

Infusion Therapy
•Needlefree connector products
◦CLAVE
◦MicroCLAVE/ MicroCLAVE Clear
◦Y-CLAVE
◦Anti-Microbial CLAVE
◦Anti-Microbial MicroCLAVE

◦Neutron
•Custom infusion sets

Critical Care
•Hemodynamic monitoring systems
◦Transpac disposable pressure transducers
◦SAFESET closed needlefree blood conservation systems
◦Custom monitoring systems
•Catheters
◦Advanced sensor catheters
◦Pulmonary artery thermodilution catheters
◦Multi-lumen central venous catheters
•Custom angiography and interventional radiology kits
Oncology
•Vial and bag access devices
•Genie closed vial access device
•Spiros closed male luer
•Custom preparation and administration sets and accessories
•Diana - hazardous drug compounding system
Other
•TEGO needlefree hemodialysis connector
•Lopez enteral valve

Our largest customer is Hospira.  Hospira accounted for 40%, 42% and 44% of our worldwide revenues in the first half of 2012 and the years ended 2011 and 2010, respectively. Our relationship with Hospira has been and will continue to be important for our growth.  We currently manufacture custom I.V. sets for sale by Hospira and jointly promote the products under the name SetSource. Additionally, as discussed above, prior to our acquisition of its critical care line, we previously manufactured Hospira’s critical care products. We expect revenues from sales of CLAVE products, custom infusion sets and new products to Hospira to remain a significant percentage of our revenues.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market, and we expect that Hospira will continue to be important to our growth for CLAVE, custom infusion sets and our other products worldwide.

Revenues for the first half of 2012 and the years ended 2011 and 2010 were $152.8 million, $302.2 million and $283.0 million, respectively. We currently sell substantially all of our products to medical product manufacturers, independent distributors and through direct sales to the end user. Most of our independent distributors handle the full line of our infusion administration products.  We sell our I.V. administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases CLAVE products, principally bulk, non-sterile connectors, oncology products and the CLC2000.  Pursuant to a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2018.  We sell invasive monitoring and angiography products to independent distributors and through direct sales.  We also sell certain other products to a number of other medical product manufacturers.

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

The following table sets forth, for the periods indicated, total revenues by market segment and its major product groups as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,		Fiscal year ended
Product line	2012	2011	2012	2011	2011	2010
CLAVE products	35%	34%	36%	34%	36%	35%
Custom infusion therapy	27%	25%	26%	25%	25%	27%
Other infusion therapy	5%	5%	5%	5%	5%	4%
Infusion therapy	67%	64%	67%	64%	66%	66%
Critical care	20%	21%	19%	22%	20%	23%
Oncology	9%	9%	9%	8%	8%	6%
TEGO	3%	2%	3%	2%	3%	2%
Other products/other revenue	1%	4%	2%	4%	3%	3%
Other	4%	6%	5%	6%	6%	5%
	100%	100%	100%	100%	100%	100%

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

We distribute products through three distribution channels.  Product revenues for each distribution channel as a percentage of total channel product revenue were as follows:

	Three months ended June 30,		Six months ended June 30,		Fiscal year ended
Channel	2012	2011	2012	2011	2011	2010
Medical product manufacturers	37%	36%	38%	38%	40%	42%
Domestic distributors/direct sales	36%	33%	35%	34%	36%	35%
International customers	27%	31%	27%	28%	24%	23%
Total	100%	100%	100%	100%	100%	100%

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

Quarter-to-Quarter Comparisons

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and six months ended June 30, 2012 and 2011 and the year ended December 31, 2011, the percentages of each income statement caption in relation to total revenues.

	Percentage of revenues
	Three months ended June 30,		Six months ended June 30,		Fiscal year
	2012	2011	2012	2011	2011
Total revenues	100%	100%	100%	100%	100%
Gross margin	51%	47%	48%	47%	47%
Selling, general and administrative expenses	29%	26%	28%	28%	28%
Research and development expenses	4%	3%	4%	3%	3%
Legal settlement	—%	—%	—%	(2)%	(1)%
Gain on sale of assets	—%	—%	—%	—%	(5)%
Total operating expenses	33%	29%	32%	29%	25%
Income from operations	18%	18%	16%	18%	22%
Other income	—%	—%	—%	—%	—%
Income before income taxes	18%	18%	16%	18%	22%
Income taxes	6%	6%	5%	6%	7%
Net income	12%	12%	11%	12%	15%

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

Revenues were $77.3 million in the second quarter of 2012, compared to $77.8 million in the second quarter of 2011.

Domestic sales:  Net domestic sales in the second quarter of 2012 were $56.5 million, compared to net domestic sales of $53.7 million in second quarter of 2011, an increase of 5%. Net domestic sales to Hospira accounted for 48% and 51% of our domestic sales in the second quarters of 2012 and 2011, respectively. Domestic sales to distributors, through direct sales, through other OEM and other revenue account for the balance of domestic sales, making up 52% and 49% in the second quarters of 2012 and 2011, respectively.

Net domestic sales to Hospira were $27.2 million in the second quarters of 2012 and 2011. Infusion therapy sales decreased $0.3 million in second quarter of 2012 from the second quarter of 2011. Oncology sales increased $0.2 million in the second quarter of 2012 from the second quarter of 2011. The decrease in infusion therapy was from $0.7 million in lower CLAVE product unit sales and $0.3 million in lower other infusion therapy unit sales, partially offset by $0.7 million in higher custom infusion set sales. The increase in oncology sales was from higher unit sales from increased market share through Hospira. We expect modest increases in U.S. sales to Hospira in 2012 compared to 2011, primarily from higher infusion therapy and oncology sales, although there is no assurance that these expectations will be realized.

Net other domestic sales (excluding Hospira) in the second quarter of 2012 were $29.2 million, an increase of $2.8 million, or 11%, from the second quarter of 2011. Infusion therapy sales increased $2.5 million, or 22%, from the second quarter of 2011, which was primarily from a $1.8 million increase in CLAVE product sales and a $0.5 million increase in custom infusion set sales. The increased CLAVE and custom infusion set sales were primarily due to increased unit sales. Oncology sales increased $0.5 million, or 51%, from the second quarter of 2011. The increased oncology sales were due to increased unit sales from increased market share and demographic growth. Critical care sales decreased $0.2 million, or 2%, from the second quarter of 2011. The critical care decrease was primarily from increased competition in this market that resulted in lower average sales prices on certain items. We expect modest increases in other domestic sales (excluding Hospira) in 2012 compared to 2011, primarily from higher infusion therapy and oncology sales, although there is no assurance that these expectations will be realized.

International sales: Net sales to international customers were $20.7 million in the second quarter of 2012, a decrease of $3.3 million, or 14%, from the second quarter of 2011. Infusion therapy sales decreased $0.2 million, or 2%, from the second quarter of 2011. Oncology sales decreased $1.0 million from the second quarter of 2011. Critical care sales decreased $0.6 million from the second quarter of 2011. Other product sales decreased $1.3 million from the second quarter of 2011. The decreases in infusion therapy, oncology and critical care were primarily from Europe's soft economy and the weakened Euro to the U.S. dollar. The decrease in other product sales is primarily due to our sales of our former diabetes product line, Orbit, which was sold in November 2011, and consequently there were no sales of this product line in the second quarter of 2012.

Geographically, our international sales were primarily in Europe and the Pacific Rim. The decrease in international sales was primarily attributable to decreased sales in Europe. Our second quarter of 2012 international sales were negatively impacted by an estimated $1.3 million due to the decrease in the exchange rate of the Euro to the U.S. dollar compared to the second quarter of 2011. We expect moderate increases in international sales from higher infusion therapy and oncology sales, partially offset by lower critical care sales, although there is no assurance that these expectations will be realized.

Sales by market segment and other revenue:  Net infusion therapy sales were $51.5 million in the second quarter of 2012, an increase of $2.0 million, or 4%, from the second quarter of 2011. The increases in infusion therapy were primarily from $0.9 million in higher CLAVE product sales and $1.4 million in increased custom infusion set sales. The increase in CLAVE product sales was from higher domestic sales to distributors and through direct sales. The increase in custom infusion set sales was primarily from higher domestic sales to Hospira, to distributors and through direct sales. We expect modest increases in infusion therapy sales in 2012 compared to 2011, primarily from higher sales in CLAVE products and custom infusion set sales. There is no assurance that these expectations will be realized.

Net critical care sales were $15.7 million in the second quarter of 2012, a decrease of $0.8 million, or 5%, from the second quarter of 2011. The decrease was from lower domestic and international sales from increased competition and from unfavorable exchange rates on sales denominated in Euros. We experienced lower unit sales in certain products and decreased our domestic critical care prices in the middle of 2011 to retain existing customers and attract new customers. The unfavorable exchange rates on the Euro to the U.S. dollar contributed to $0.3 million of the decrease in sales. We expect critical care sales to decrease in 2012 compared to 2011 because of our price decreases and increased competition, although there is no assurance that these expectations will be realized.

Net oncology sales were $7.1 million in the second quarter of 2012, a decrease of $0.2 million, or 3%, from the second quarter of 2011. The decrease was from lower international sales primarily due to the soft economy in Europe and from unfavorable exchange rates on sales in Euros. The unfavorable exchange rates on the Euro to the U.S. dollar contributed to $0.3 million of the decrease in sales. We expect significant growth in oncology sales in 2012 compared to 2011, although there is no assurance that these expectations will be realized.

Net other product sales were $2.9 million in the second quarter of 2012, a decrease of $1.5 million, or 34%, from the second quarter of 2011. The decrease is primarily from the sale of our former diabetes product line, Orbit, which was sold in November 2011, and consequently there were no sales of this product line in the second quarter of 2012. Orbit sales in the second quarter of 2011 were $1.2 million. Excluding Orbit, we expect a modest decrease in our other product sales in 2012 compared to 2011, although there is no assurance that these expectations will be realized.

Other revenue consists of license, royalty and revenue share income and was approximately $0.1 million in the second quarters of 2012 and 2011.

Gross margins for the second quarters of 2012 and 2011 were 51% and 47%, respectively. Favorable exchange rates on the Mexican Peso contributed to more than one percentage point of the gross margin increase. The remaining increase is primarily from product mix and manufacturing efficiencies.

Selling, general and administrative expenses (“SG&A”) were $22.8 million, or 29% of revenues, in the second quarter of 2012, compared with $19.7 million, or 26%, of revenues in second quarter of 2011.  The $3.1 million increase was primarily comprised $0.5 million higher sales and marketing compensation and benefits, $0.7 million higher promotion costs, $0.7 million increased stock compensation expense, $0.5 million higher legal costs and $0.5 million in higher IT consulting and outside services costs. The increase in sales and marketing compensation and benefits is primarily the result of the expansion of our sales and marketing workforce by 9 employees. We expect SG&A expenses in 2012 to be approximately 27.0% of revenue, although there is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $2.7 million, or 4% of revenue, in the second quarter of 2012 compared to $2.5 million, or 3%, of revenue in the second quarter of 2011.  The increase in R&D expenses was primarily from higher project related R&D expenses supporting all our infusion therapy, critical care and oncology market segments and increased compensation and benefits expenses from an increased workforce. Our R&D projects focus on filling in product line gaps and product enhancements for our product line target markets and creating additional market opportunities. We expect R&D expenses in 2012 to be approximately 3.3% of revenue, although there is no assurance that these expectations will be realized.

Other income was $0.1 million in the second quarter of 2012 and $0.4 million in the second quarter of 2011.

Income taxes were accrued at an estimated annual effective tax rate of 33% in the second quarter of 2012 compared to 34% in the second quarter of 2011.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities.  While we can provide no assurances, we expect our effective tax rate to be approximately 34% in 2012.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues were $152.8 million in the first half of 2012, compared to $149.3 million in the first half of 2011.

Domestic sales:  Net domestic sales in the first half of 2012 were $112.2 million, compared to net domestic sales of $107.7 million in the first half of 2011, an increase of 4%. Net domestic sales to Hospira accounted for 50% and 51% of our domestic sales in the first halves of 2012 and 2011, respectively. Domestic sales to distributors, through direct sales, through other OEM and other revenue account for the balance of domestic sales, making up 50% and 49% in the first half of each of 2012 and 2011, respectively.

Net domestic sales to Hospira in the first half of 2012 were $56.0 million, an increase of $1.1 million, or 2%, from the first half of 2011. The increase was primarily from higher infusion therapy unit sales which increased $0.9 million from the first half of 2011. The increase in infusion therapy was primarily from $0.9 million in higher CLAVE product unit sales and $0.9 million in higher custom infusion set unit sales, partially offset by lower other infusion therapy unit sales. The increase in CLAVE and custom infusion set sales product sales was from higher unit sales due to conversion of products sold for needlefree connectors and increased market share through Hospira.

Net other domestic sales (excluding Hospira) in the first half of 2012 were $55.9 million, an increase of $3.4 million, or 6%, from the first half of 2011. Infusion therapy sales increased $4.0 million, or 18%, from the first half of 2011, which was primarily from a $2.5 million increase in CLAVE product sales and a $1.4 million increase in custom infusion set sales. The increased CLAVE and custom infusion set sales were primarily due to increased unit sales. Critical care sales decreased $1.6 million, or 7%, from the first half of 2011. The critical care decrease was primarily from increased competition in this market that resulted in lower average sales prices and lower unit sales on certain items. Oncology sales increased $0.9 million or 44% from the first half of 2011 due to higher unit sales.

International sales: Net sales to international customers were $40.6 million in the first half of 2012, a decrease of $0.9 million, or 2%, from the first half of 2011. Infusion therapy sales increased $1.5 million, or 7%, from the first half of 2011, which was primarily from a $0.7 million increase in CLAVE product sales and a $0.5 million increase in custom infusion set sales. Oncology sales increased $0.2 million from the first half of 2011. Critical care sales decreased $1.4 million from the first half of 2011. Other product sales decreased $1.3 million. The increases in infusion therapy and oncology sales were from increased unit sales due to increased market share and demographic growth. The decrease in critical care sales was primarily from increased competition in this market. The decrease in other product sales is primarily from the sale of the Orbit diabetes product line.

Geographically, our international sales were primarily in Europe and the Pacific Rim. The decrease in international sales was primarily from lower sales in Europe which were partially affected by the weak Euro, partially offset by increased sales in the Pacific Rim and Canada.  Our first half of 2012 international sales were negatively impacted by an estimated $1.8 million due to the decrease in the exchange rate of the Euro to the U.S. dollar compared to the first half of 2011.

Sales by market segment and other revenue:  Net infusion therapy sales were $102.4 million in the first half of 2012, an increase of $6.4 million, or 7%, from the first half of 2011. The increases in infusion therapy were primarily from $4.1 million in higher CLAVE product sales and $2.7 million in increased custom infusion set sales. The increase in CLAVE product sales and custom infusion set sales was from higher sales in all channels.

Net critical care sales were $29.4 million in the first half of 2012, a decrease of $3.1 million, or 10%, from the first half of 2011. The decrease was from lower domestic and international sales from increased competition. We experienced lower unit sales in certain products and decreased our domestic critical care prices in the middle of 2011 to retain existing customers and attract new customers.

Net oncology sales were $13.5 million in the first half of 2012, an increase of $1.3 million, or 10%, from the first half of 2011. The increase was primarily from higher domestic sales to distributors and through direct sales.

Net other product sales were $7.2 million in the first half of 2012, a decrease of $1.1 million, or 13%, from the first half of 2011. The decrease is primarily from the sale of our former diabetes product line, Orbit, which was sold in November 2011 and consequently there were no Orbit sales after the first quarter of 2012.

Other revenue consists of license, royalty and revenue share income and was approximately $0.3 million in first halves of 2012 and 2011.

Gross margins for the first halves of 2012 and 2011 were 48% and 47%, respectively.  The increase is primarily from favorable exchange rates on the Mexican Peso.

Selling, general and administrative expenses (“SG&A”) were $43.7 million, or 28% of revenues, in the first half of 2012, compared with $42.6 million, or 28% of revenues, in the first half of 2011.  The 2011 expense includes a one-time expense for the Long-Term Retention Plan ("LTRP") of $2.0 million. Our sales and marketing compensation and benefits increased by $0.6 million, promotion costs increased by $1.0 million, IT consulting and outside services costs increased by $0.6 million and our stock compensation expense increased by $0.9 million. The increase in sales and marketing compensation and benefits is primarily the result of the expansion of our sales and marketing workforce by 16 employees. These increases were partially offset by $0.6 million in lower bad debt expense

Research and development expenses (“R&D”) were $5.4 million, or 4% of revenue, in the first half of 2012 compared to $4.5 million, or 3% of revenue. in the first half of 2011.  The increase in R&D expenses was primarily from $0.9 million of higher project related R&D expenses supporting all our infusion therapy, critical care and oncology market segments, partially offset by lower compensation expense. Our R&D projects focus on filling in product line gaps and product enhancements for our product line target markets and creating additional market opportunities. The 2011 compensation expense includes $0.3 million in one-time expense for the LTRP payout.

Legal settlement income of $2.5 million was received in the first half of 2011 and is recorded in operating expenses. The payment was the result of a settlement of litigation against a law firm that formerly represented us in patent litigation.

Other income was $0.3 million in the first half of 2012 and $0.8 million in the first half of 2011.

Income taxes were accrued at an estimated annual effective tax rate of 34% in the first half of 2012 compared to 35% in the first half of 2011.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities.

Liquidity and Capital Resources

During the first half of 2012, our cash, cash equivalents and investment securities increased by $33.5 million from $160.0 million at December 31, 2011 to $193.5 million at June 30, 2012.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $31.5 million in the first half of 2012. Net income plus adjustments for non-cash net expenses contributed $30.4 million to cash provided by operations. The favorable net change in operating assets and liabilities contributed an additional $1.1 million to cash provided by operations.  The $3.7 million decrease in inventory was the largest contributor to the favorable change in operating assets and liabilities.

Investing Activities:  Our cash used by investing activities was $21.7 million in the first half of 2012, which was primarily comprised of net investment purchases of $12.9 million and $8.2 million in capital purchases. Our property, plant and equipment purchases were primarily comprised of machinery, equipment and mold additions in our United States plant.

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

Financing Activities:  Our cash provided by financing activities was $13.2 million in the first half of 2012. This was from cash provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan, resulting in 375,809 shares issued to our employees and directors.  The tax benefits from the exercise of stock options was $2.8 million in the first half of 2012, which fluctuates based principally on when employees choose to exercise their vested stock options.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  We have purchased $11.9 million of our stock pursuant to this plan, leaving a balance of $28.1 million available for future purchases. There were no purchases under this plan in the first half of 2012. This plan has no expiration date. We may purchase additional shares in future quarters and expect we would use our cash and investments to fund the share purchases.

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

As of June 30, 2012, we have $13.3 million of cash and cash equivalents held by our foreign subsidiaries, the majority of which is related to repayment of intercompany obligations and is available to fund domestic operations and obligations.

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

Contractual Obligations

We have contractual obligations, at June 30, 2012, of approximately the amount set forth in the table below. This amount excludes inventory related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $4.1 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2012	2013	2014	2015	2016
Operating leases	$882	$167	$315	$186	$151	$63
Warehouse service agreements	1,414	601	536	277	—	—
Purchase obligations	13,095	13,095	—	—	—	—
	$15,391	$13,863	$851	$463	$151	$63

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

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; expansion in international markets and use of foreign currency, selling prices; foreign exchange rate fluctuations, economic conditions in European and other international markets; future increases or decreases in sales of certain products and in certain markets and distribution channels; increases in systems capabilities; introduction and sales of new products; planned increases in marketing efforts; inventory requirements; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment of production facilities outside the U.S.; planned capital purchases for manufacturing operations and investments in information technology; adequacy of production capacity; results of R&D; relocation of manufacturing facilities and personnel; planned growth of our sales and marketing group; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•
expansion of our custom products business; expectations regarding revenues from our custom infusion sets, custom critical care and custom oncology products and the importance of these products in the future; potential customer resistance to custom products; our focus on increasing product development, acquisition, sales and marketing efforts to custom products and similar products; new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; future sales to and revenues from Hospira and the importance of Hospira to our growth and our positioning with respect to new product introductions and market share; growth of our CLAVE products in future years; the outcome of our strategic initiatives; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers; consolidation of the healthcare provider market; our dependence on securing long-term contracts with large healthcare providers and major buying organizations; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; our expectations regarding liquidity and capital resources over the next twelve months; future share repurchases; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.
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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2011 and our other reports and registration statements filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

•	general economic and business conditions, in the U.S., Europe and other international locations;

•	unexpected changes in our arrangements with Hospira or our other large customers;

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

We had a portfolio of federal tax-exempt state and municipal government bonds, corporate bonds, sovereign bonds and certificates of deposit of $71.9 million as of June 30, 2012.  The securities are all “investment grade”, comprised of $30.8 million of pre-refunded municipal securities, $2.5 million of non-pre-refunded municipal securities, $30.6 million in corporate bonds, $1.3 million in sovereign bonds and $6.8 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.4 million to investment income based on the investment securities balance at June 30, 2012.

Foreign currency exchange risk for financial instruments on our balance sheet, which consist of cash, accounts receivable and accounts payable, is not significant to our financial statements. Sales from the U.S. and Mexico to foreign distributors are all denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2011 and our manufacturing spending from 2011 would have impacted our cost of goods sold by approximately $2.1 million.  Cash and receivables in those countries have been insignificant and are generally offset by accounts payable in the same foreign currency, except for our European operations, where our net Euro asset position at June 30, 2012 and 2011 were approximately €15.7 million and €13.3 million, respectively.  A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the June 30, 2012 spot rate would impact our consolidated amounts on these balance sheet items by approximately $2.2 million or less than 1% of these net assets.  We expect that in the future, with the growth of our European distribution operation, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On May 11, 2012, a bench trial was held on RyMed's prosecution history estoppel defense.  The parties are engaged in post-trial briefing. Once the Court rules on this defense, a further trial will be scheduled to determine the damages, if any, owing by RyMed to ICU Medical.

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

The following is a summary of our stock repurchasing activity during the second quarter of 2012:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
04/01/2012 — 04/30/2012	—	$—	—	$28,089,000
05/01/2012 — 05/31/2012	—	—	—	28,089,000
06/01/2012 — 06/30/2012	—	—	—	28,089,000
Second quarter of 2012 total	—	$—	—	$28,089,000

Item 6.	Exhibits

Exhibit 10.1	ICU Medical, Inc. Amended 2011 Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________________________________________________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	July 20, 2012
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1	ICU Medical, Inc. Amended 2011 Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document