Form 10-Q
period 2013-03-31
ICU MEDICAL INC/DE
filed 2013-04-22
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 10, 2013
Common	14,579,436
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,631	$146,900
Investment securities	78,929	79,259
Cash, cash equivalents and investment securities	233,560	226,159
Accounts receivable, net of allowance for doubtful accounts of $824 at March 31, 2013 and $998 at December 31, 2012	52,943	49,127
Inventories	36,540	36,333
Prepaid income taxes	289	2,320
Prepaid expenses and other current assets	6,007	7,271
Deferred income taxes	4,788	4,293
Total current assets	334,127	325,503

PROPERTY AND EQUIPMENT, net	86,994	85,937
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	9,647	9,952
DEFERRED INCOME TAXES	5,636	5,642
	$437,882	$428,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,040	$11,308
Accrued liabilities	14,527	17,810
Total current liabilities	25,567	29,118

DEFERRED INCOME TAXES	5,539	5,247
INCOME TAX LIABILITY	3,290	3,290
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 14,855 shares at March 31, 2013 and December 31, 2012, outstanding 14,579 shares March 31, 2013 and 14,458 shares at December 31, 2012	1,486	1,486
Additional paid-in capital	65,736	63,770
Treasury stock, at cost — 276 shares at March 31, 2013 and 397 shares at December 31, 2012	(10,780)	(15,128)
Retained earnings	350,843	342,158
Accumulated other comprehensive loss	(3,799)	(1,429)
Total stockholders’ equity	403,486	390,857
	$437,882	$428,512
______________________________________________________
(1) December 31, 2012 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2013	2012
REVENUES:
Net sales	$74,173	$75,383
Other	126	128
TOTAL REVENUE	74,299	75,511
COST OF GOODS SOLD	37,505	40,546
Gross profit	36,794	34,965
OPERATING EXPENSES:
Selling, general and administrative	22,866	20,890
Research and development	1,903	2,693
Total operating expenses	24,769	23,583
Income from operations	12,025	11,382
OTHER INCOME	168	135
Income before income taxes	12,193	11,517
PROVISION FOR INCOME TAXES	(3,508)	(3,916)
NET INCOME	$8,685	$7,601
NET INCOME PER SHARE
Basic	$0.60	$0.54
Diluted	$0.58	$0.53
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,507	13,956
Diluted	15,053	14,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Net income	$8,685	$7,601
Other comprehensive income (loss), net of tax of ($493) and $295 for the three months ended March 31, 2013 and 2012, respectively:
Foreign currency translation adjustment	(2,370)	2,087
Comprehensive income	$6,315	$9,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,685	$7,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,712	4,777
Provision for doubtful accounts	(191)	(263)
Provision for warranty and returns	(6)	312
Stock compensation	1,390	1,231
Loss on disposal of property and equipment	—	27
Bond premium amortization	675	357
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(3,981)	1,931
Inventories	(578)	3,768
Prepaid expenses and other assets	1,234	898
Accounts payable	(244)	(1,610)
Accrued liabilities	(2,949)	(2,608)
Prepaid and deferred income taxes	2,017	1,915
Net cash provided by operating activities	10,764	18,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,831)	(3,632)
Proceeds from sale of asset	—	10
Intangible asset additions	(355)	(287)
Purchases of investment securities	(19,131)	(22,424)
Proceeds from sale of investment securities	18,317	21,442
Net cash used by investing activities	(7,000)	(4,891)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,904	5,684
Proceeds from employee stock purchase plan	1,267	1,081
Tax benefits from exercise of stock options	1,034	1,626
Net cash provided by financing activities	5,205	8,391
Effect of exchange rate changes on cash	(1,238)	677
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,731	22,513
CASH AND CASH EQUIVALENTS, beginning of period	146,900	99,590
CASH AND CASH EQUIVALENTS, end of period	$154,631	$122,103

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$196	$588

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012
(Amounts in tables in thousands, except per share data)
(unaudited)

Note 1:	Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., a Delaware corporation, filed with the SEC for the year ended December 31, 2012.

We operate in one business segment engaged in the development, manufacturing and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  Our devices are sold directly or to distributors and medical product manufacturers throughout the United States and internationally.  All subsidiaries are wholly owned and are included in the consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Note 2:	New Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") number 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU does not affect our consolidated financial statements, but could require additional disclosure if applicable in future periods.

Note 3:	Fair Value Measurement:

Our investment securities consist of certificates of deposit, corporate bonds, sovereign bonds and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. As of March 31, 2013, we had $8.2 million of our investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets, and $70.7 million of our investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities, corporate bonds and sovereign bonds and have observable market based inputs such as quoted prices, interest rates and yield curves. We had no Level 3 investments for the three months ended March 31, 2013 and March 31, 2012. The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at March 31, 2013 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$78,929	$8,260	$70,669	$—
	$78,929	$8,260	$70,669	$—

	Fair value measurements at December 31, 2012 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$79,259	$8,490	$70,769	$—
	$79,259	$8,490	$70,769	$—

Note 4: Investment Securities:

Our investment securities consist of certificates of deposit, corporate bonds, sovereign bonds and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive income in the shareholders' equity section of our consolidated balance sheets. We had no gross unrealized gains or losses on available-for-sale securities at March 31, 2013 or December 31, 2012. The scheduled maturities of the debt securities are between 2013 and 2042 and are all callable within one year. The investment securities consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Federal tax-exempt debt securities	$23,577	$23,732
Corporate bonds	46,445	47,037
Sovereign bonds	647	—
Certificates of deposit	8,260	8,490
	$78,929	$79,259

Note 5: Inventories:

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw material	$19,616	$20,808
Work in process	4,453	3,013
Finished goods	12,471	12,512
Total	$36,540	$36,333

Note 6:	Property and Equipment:

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Machinery and equipment	$79,535	$78,332
Land, building and building improvements	61,947	61,521
Molds	29,582	27,704
Computer equipment and software	20,296	19,611
Furniture and fixtures	3,382	3,339
Construction in progress	8,461	8,266
Total property and equipment, cost	203,203	198,773
Accumulated depreciation	(116,209)	(112,836)
Net property and equipment	$86,994	$85,937

Note 7:	Net Income Per Share:

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 142,000 for the three months ended March 31, 2013 and 141,000 for the three months ended March 31, 2012, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Three months ended March 31,
	2013	2012
Net income	$8,685	$7,601
Weighted average number of common shares outstanding (for basic calculation)	14,507	13,956
Dilutive securities	546	362
Weighted average common and common equivalent shares outstanding (for diluted calculation)	15,053	14,318
EPS — basic	$0.60	$0.54
EPS — diluted	$0.58	$0.53

Note 8:	Major Customer:

We had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 38% and 42% of total revenue for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, we had accounts receivable from Hospira of 38% and 35% of consolidated accounts receivable, respectively.

Note 9:	Income Taxes:

Income taxes were accrued at an estimated effective tax rate of 29% and 34% in the first quarter of 2013 and 2012, respectively. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items, including the extension of the federal research and development credit for the 2012 tax year.

Note 10:	Commitments and Contingencies:

From time to time, we are involved in various legal proceedings, most of which are routine litigation, in the normal course of business.  Our management does not believe that the resolution of the other legal proceedings that we are involved with will have a material adverse impact on our financial position or results of operations.

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

Our largest customer is Hospira.  Hospira accounted for 38%, 42% and 42% of our worldwide revenues in the first quarter of 2013 and the years ended 2012 and 2011, respectively. Our relationship with Hospira has been and will continue to be important for our growth.  We currently manufacture custom I.V. sets for sale by Hospira and jointly promote the products under the name SetSource. We expect revenues from sales of Clave products, custom infusion sets and new products to Hospira to remain a significant percentage of our revenues.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market, and we expect that Hospira will continue to be important to our growth for Clave, custom infusion sets and our other products worldwide.

Revenues for the first quarter of 2013 and the years ended 2012 and 2011 were $74.3 million, $316.9 and $302.2 million, respectively. We currently sell substantially all of our products to medical product manufacturers, independent distributors and through direct sales to the end user. Most of our independent distributors handle the full line of our infusion administration products.  We sell our I.V. administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases Clave products, principally sterile, bulk, non-sterile connectors and oncology products.  Pursuant to a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend through 2018.  We sell invasive monitoring and angiography products to independent distributors and through direct sales.  We also sell certain other products to a number of other medical product manufacturers.

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

The following table sets forth, for the periods indicated, total revenues by market segment and its major product groups as a percentage of total revenues:

	Quarter ended March 31,		Fiscal year ended
Product line	2013	2012	2012	2011
Clave products	35%	37%	37%	36%
Custom infusion therapy	29%	26%	27%	25%
Other infusion therapy	4%	5%	4%	5%
Infusion therapy	68%	68%	68%	66%
Critical care	17%	18%	17%	20%
Oncology	11%	9%	10%	8%
TEGO	3%	3%	3%	3%
Other products/other revenue	1%	2%	2%	3%
Other	4%	5%	5%	6%
	100%	100%	100%	100%

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

We distribute products through three distribution channels.  Product revenues for each distribution channel as a percentage of total channel product revenue were as follows:

	Quarter ended March 31,		Fiscal year ended
Channel	2013	2012	2012	2011
Medical product manufacturers	35%	39%	40%	39%
Domestic distributors/direct sales	35%	35%	35%	35%
International customers	30%	26%	25%	26%
Total	100%	100%	100%	100%

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

Quarter-to-Quarter Comparisons

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012, the percentages of each income statement caption in relation to total revenues.

	Percentage of revenues
	Quarter ended March 31,		Fiscal year
	2013	2012	2012
Total revenues	100%	100%	100%
Gross margin	50%	46%	49%
Selling, general and administrative expenses	31%	28%	27%
Research and development expenses	2%	3%	3%
Total operating expenses	33%	31%	30%
Income from operations	17%	15%	19%
Other income	—%	—%	—%
Income before income taxes	17%	15%	19%
Income taxes	5%	5%	6%
Net income	12%	10%	13%

Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012

Revenues were $74.3 million in the first quarter of 2013, compared to $75.5 million in the first quarter of 2012.

Domestic sales:  Net domestic sales in the first quarter of 2013 were $52.0 million, compared to net domestic sales of $55.6 million in the first quarter of 2012, a decrease of 7%.

Net domestic sales to Hospira were $25.0 million in the first quarter of 2013, compared to $28.8 million in the first quarter of 2012, a decrease of 13%. Infusion therapy sales decreased $4.0 million in the first quarter of 2013 from the first quarter of 2012. Oncology sales increased $0.2 million in the first quarter of 2013 from the first quarter of 2012. The decrease in infusion therapy was primarily from Hospira's planned reduction in Clave shipments in the first quarter of 2013. Hospira's planned reduction in the first quarter of 2013 was to achieve carrying lower levels of inventory. The increase in oncology sales was from higher unit sales.

Net other domestic sales (excluding Hospira) in the first quarter of 2013 were $27.0 million, compared to $26.8 million in the first quarter of 2012. Infusion therapy sales increased $1.4 million, or 11%, from the first quarter of 2012, which was primarily from a $0.5 million increase in Clave product sales and a $0.8 million increase in custom infusion set sales. The increased Clave and custom infusion set sales were primarily due to increased unit sales. Oncology sales increased $0.4 million, or 26%, from the first quarter of 2012. The increased oncology sales were due to increased unit sales from increased market share and demographic growth. Critical care sales decreased $0.9 million, or 9%, from the first quarter of 2012. The critical care decrease was due to lower unit sales, primarily from increased competition in this market. Other product sales decreased $0.7 million, or 26%, from the first quarter of 2012. The decrease is primarily due to $0.3 million in lower TEGO sales from lower unit sales and $0.3 million of sales in the first quarter of 2012 from our former diabetes product line, Orbit. The Orbit product line was sold in November 2011 and Orbit sales concluded in the first quarter of 2012. We expect modest increases in other domestic sales (excluding Hospira) in 2013 compared to 2012, primarily from higher infusion therapy and oncology sales, although there is no assurance that these expectations will be realized.

International sales: Net sales to international customers were $22.3 million in the first quarter of 2013, an increase of $2.5 million, or 13%, from the first quarter of 2012. Infusion therapy sales increased $2.1 million, or 18%, from the first quarter of 2012. Oncology sales increased $1.2 million, or 34% from the first quarter of 2012. Critical care sales were comparable in both quarters. Other product sales decreased $0.7 million or 46%, from the first quarter of 2012. The increase in infusion therapy sales was from increased unit sales inside and outside of Europe. The increase in oncology sales was primarily from increased unit sales in Europe. The decrease in other product sales is primarily due to our sale of our former diabetes product line, Orbit.

Geographically, our international sales were primarily in Europe and the Pacific Rim. The increase in international sales was primarily attributable to increased sales in Europe, Pacific Rim and Latin America. We expect moderate increases in international sales from higher infusion therapy and oncology sales, partially offset by lower critical care sales, although there is no assurance that these expectations will be realized.

Sales by market segment and other revenue:  Net infusion therapy sales were $50.4 million in the first quarter of 2013, a decrease of $0.6 million, or 1%, from the first quarter of 2012. The decrease in infusion therapy was primarily from $2.5 million in lower Clave product sales, partially offset by $2.1 million in increased custom infusion set sales. The decrease in Clave product sales was from lower sales to Hospira, partially offset by higher sales to domestic distributors and direct customers and to international customers. The increase in custom infusion set sales was from higher sales to domestic distributors and direct customers and international customers. We expect modest increases in infusion therapy sales in 2013 compared to 2012, primarily from higher sales in Clave products and custom infusion set sales. There is no assurance, however, that these expectations will be realized.

Net critical care sales were $12.7 million in the first quarter of 2013, a decrease of $1.0 million, or 7%, from the first quarter of 2012. The decrease was primarily from lower domestic unit sales from increased competition. We expect critical care sales to decrease in 2013 compared to 2012 from increased competition, although there is no assurance that these expectations will be realized.

Net oncology sales were $8.2 million in the first quarter of 2013, an increase of $1.8 million, or 27%, from the first quarter of 2012. The increase was from higher sales in all channels. We expect growth in oncology sales in 2013 compared to 2012, although there is no assurance that these expectations will be realized.

Net other product sales were $2.9 million in the first quarter of 2013, a decrease of $1.4 million, or 33%, from the first quarter of 2012. The decrease is primarily due to sales of $1.0 million in the first quarter of 2012 from our former diabetes product line, Orbit.

Other revenue consists of license, royalty and revenue share income and was approximately $0.1 million in the first quarters of 2013 and 2012.

Gross margins for the first quarters of 2013 and 2012 were 50% and 46%, respectively. The gross margin improvement is primarily a result of continued manufacturing efficiencies at our three plants that began during the second half of 2012.

Selling, general and administrative expenses (“SG&A”) were $22.9 million, or 31% of revenues, in the first quarter of 2013, compared with $20.9 million, or 28% of revenues in the first quarter of 2012.  The new medical device excise tax, which became effective in 2013, contributed $0.5 million of the increase from the first quarter of 2012. The remaining increase was primarily due to $0.5 million of increased information technology costs, $0.4 million in higher sales and marketing travel and $0.4 million in higher SG&A compensation and benefits, primarily from salary increases and higher stock compensation expense. We expect SG&A expenses in 2013 to be approximately 27% of revenue, although there is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $1.9 million, or 2% of revenue, in the first quarter of 2013 compared to $2.7 million, or 3% of revenue in the first quarter of 2012.  The decrease in R&D expenses was primarily from lower project related R&D expenses. We expect R&D expenses in 2013 to be approximately 3% of revenue, although there is no assurance that these expectations will be realized.

Other income was $0.2 million in the first quarter of 2013 and $0.1 million in the first quarter of 2012.

Income taxes were accrued at an estimated effective tax rate of 29% in the first quarter of 2013 and 34% in the first quarter of 2012.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items, including the extension of the federal research and development credit for the 2012 tax year.  While we can provide no assurances, we expect our effective tax rate to be approximately 33% in 2013, including discrete tax items.

Liquidity and Capital Resources

During the first quarter of 2013, our cash, cash equivalents and investment securities increased by $7.4 million from $226.2 million at December 31, 2012 to $233.6 million at March 31, 2013.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $10.8 million in the first quarter of 2013. Net income plus adjustments for non-cash net expenses contributed $15.3 million to cash provided by operations. This was partially offset by the net decrease in changes in operating assets and liabilities of $4.5 million to cash provided by operations.  The $4.0 million increase in accounts receivable was the largest contributor to the change in operating assets and liabilities. The increase in accounts receivable is primarily due to a temporary increase in days' sales outstanding ("DSO") in Hospira accounts receivable. We expect the DSO's in Hospira accounts receivable to return to normal levels in 2013.

Investing Activities:  Our cash used by investing activities was $7.0 million in the first quarter of 2013, which was primarily comprised of net investment purchases of $0.8 million and $5.8 million in capital purchases. Our property, plant and equipment purchases were primarily comprised of machinery, equipment and mold additions in our United States plant.

While we can provide no assurances, we estimate that our capital expenditures in 2013 will approximate $30.0 million to $35.0 million. The large increase in expected capital expenditures is due to planned building improvements to prepare for anticipated capacity requirements beyond 2013. At our Salt Lake City, Utah plant, we plan to convert existing warehouse space into manufacturing space and a new clean room. We also anticipate making investments in molds, machinery and equipment in our manufacturing operations in the United States and Mexico to support new and existing products and investments in information technology that benefit world-wide operations. We expect to use our cash and investments to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:  Our cash provided by financing activities was $5.2 million in the first quarter of 2013. This was from cash provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan, resulting in 112,187 shares issued to our employees and directors.  The tax benefits from the exercise of stock options was $1.0 million in the first quarter of 2013, which fluctuates based principally on when employees choose to exercise their vested stock options.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  We have purchased $11.9 million of our stock pursuant to this plan, leaving a balance of $28.1 million available for future purchases. There were no purchases under this plan in the first quarter of 2013. This plan has no expiration date. We may purchase additional shares in future quarters and expect we would use our cash and investments to fund the share purchases.

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

As of March 31, 2013, we have $16.7 million of cash and cash equivalents held outside of the United States, the majority of which is available to fund foreign operations and obligations.

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

Contractual Obligations

We have contractual obligations, at March 31, 2013, of approximately the amount set forth in the table below. This amount excludes inventory related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $3.3 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2013	2014	2015	2016
Operating leases	$622	$238	$170	$151	$63
Warehouse service agreements	536	254	282	—	—
Purchase obligations	15,277	15,277	—	—	—
	$16,435	$15,769	$452	$151	$63

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

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

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; expansion in international markets and use of foreign currency, selling prices; foreign exchange rate fluctuations, economic conditions in European and other international markets; future increases or decreases in sales of certain products and in certain markets and distribution channels; increases in systems capabilities; introduction and sales of new products; planned increases in marketing efforts; inventory requirements; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment of production facilities outside the U.S.; plans to convert existing warehouse space into manufacturing space and a new clean room; planned capital purchases for molds, machinery and equipment in our manufacturing operations and investments in information technology; adequacy of production capacity; results of R&D; planned building improvements to prepare for anticipated capacity requirements; planned growth of our sales and marketing group; business seasonality and fluctuations in quarterly results; customer ordering patterns, production scheduling and inventory levels and the effects of new accounting pronouncements; and

•
expansion of our custom products business; expectations regarding revenues from our custom infusion sets, custom critical care and custom oncology products and the importance of these products in the future; potential customer resistance to custom products; our focus on increasing product development, acquisition, sales and marketing efforts to custom products and similar products; new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; future sales to and revenues from Hospira and the importance of Hospira to our growth and our positioning with respect to new product introductions and market share; expectations regarding days' sales outstanding in Hospira accounts receivable; the outcome of our strategic initiatives; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers; consolidation of the healthcare provider market; our dependence on securing long-term contracts with large healthcare providers and major buying organizations; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; our expectations regarding liquidity and capital resources over the next twelve months; future share repurchases; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2012 and our other reports and registration statements filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

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

Financial Market Risk

We had a portfolio of federal tax-exempt state and municipal government bonds, corporate bonds, sovereign bonds and certificates of deposit of $78.9 million as of March 31, 2013.  The securities are all “investment grade”, comprised of $22.0 million of pre-refunded municipal securities, $1.6 million of non-pre-refunded municipal securities, $46.4 million in corporate bonds, $0.7 million in sovereign bonds and $8.2 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.6 million to investment income based on the investment securities balance at March 31, 2013.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at March 31, 2013 was approximately €17.3 million. We also have approximately €32.6 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the March 31, 2013 spot rate would impact our consolidated amounts on these balance sheet items by approximately $6.4 million, or 2.5% of these net assets. We expect that in the future, with the growth of our European distribution operation, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

Commodity Risk

Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes has not been material to date.  Based on our average price for resin in fiscal year 2012, a 10% increase to the price of resin would have resulted in approximately a $1.0 million change in material cost.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2012.

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

The following is a summary of our stock repurchasing activity during the first quarter of 2013:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
01/01/2013 — 01/31/2013	—	$—	—	$28,089,000
02/01/2013 — 02/28/2013	—	—	—	28,089,000
03/01/2013 — 03/31/2013	—	—	—	28,089,000
First quarter of 2013 total	—	$—	—	$28,089,000

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________________________________________________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	April 22, 2013
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