Form 10-Q
period 2013-06-30
ICU MEDICAL INC/DE
filed 2013-07-25
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 10, 2013
Common	14,650,573
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,588	$146,900
Investment securities	73,395	79,259
Cash, cash equivalents and investment securities	243,983	226,159
Accounts receivable, net of allowance for doubtful accounts of $1,062 at June 30, 2013 and $998 at December 31, 2012	49,551	49,127
Inventories	36,281	36,333
Prepaid income taxes	5,431	2,320
Prepaid expenses and other current assets	6,384	7,271
Deferred income taxes	4,555	4,293
Total current assets	346,185	325,503

PROPERTY AND EQUIPMENT, net	88,989	85,937
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	9,272	9,952
DEFERRED INCOME TAXES	5,638	5,642
	$451,562	$428,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,732	$11,308
Accrued liabilities	16,298	17,810
Total current liabilities	28,030	29,118

DEFERRED INCOME TAXES	5,685	5,247
INCOME TAX LIABILITY	3,290	3,290
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 14,855 shares at June 30, 2013 and December 31, 2012, outstanding 14,648 shares June 30, 2013 and 14,458 shares at December 31, 2012	1,486	1,486
Additional paid-in capital	68,048	63,770
Treasury stock, at cost —207 shares at June 30, 2013 and 397 shares at December 31, 2012	(10,537)	(15,128)
Retained earnings	358,210	342,158
Accumulated other comprehensive loss	(2,650)	(1,429)
Total stockholders’ equity	414,557	390,857
	$451,562	$428,512
______________________________________________________
(1) December 31, 2012 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUES:
Net sales	$78,537	$77,139	$152,710	$152,522
Other	124	142	250	270
TOTAL REVENUE	78,661	77,281	152,960	152,792
COST OF GOODS SOLD	40,623	38,199	78,128	78,745
Gross profit	38,038	39,082	74,832	74,047
OPERATING EXPENSES:			—	—
Selling, general and administrative	23,182	22,806	46,048	43,696
Research and development	3,906	2,729	5,809	5,422
Total operating expenses	27,088	25,535	51,857	49,118
Income from operations	10,950	13,547	22,975	24,929
OTHER INCOME	212	145	380	280
Income before income taxes	11,162	13,692	23,355	25,209
PROVISION FOR INCOME TAXES	(3,795)	(4,543)	(7,303)	(8,459)
NET INCOME	$7,367	$9,149	$16,052	$16,750
NET INCOME PER SHARE
Basic	$0.50	$0.65	$1.10	$1.19
Diluted	$0.48	$0.63	$1.06	$1.16
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,617	14,179	14,562	14,067
Diluted	15,216	14,620	15,147	14,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$7,367	$9,149	$16,052	$16,750
Other comprehensive income (loss), net of tax of $230 and $(682) for the three months ended June 30, 2013 and 2012, respectively and $(263) and $(387) for the six months ended June 30, 2013 and 2012, respectively:

Foreign currency translation adjustment	1,149	(4,104)	(1,221)	(2,017)
Comprehensive income	$8,516	$5,045	$14,831	$14,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,052	$16,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,589	9,533
Provision for doubtful accounts	40	(152)
Provision for warranty and returns	16	247
Stock compensation	2,822	3,042
Loss (gain) on disposal of property and equipment	(20)	27
Bond premium amortization	1,338	985
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(623)	(850)
Inventories	(186)	3,707
Prepaid expenses and other assets	649	821
Accounts payable	208	(608)
Accrued liabilities	(1,035)	1,582
Prepaid and deferred income taxes	(2,894)	(3,612)
Net cash provided by operating activities	25,956	31,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,781)	(8,222)
Proceeds from sale of asset	20	10
Intangible asset additions	(633)	(620)
Purchases of investment securities	(45,368)	(53,966)
Proceeds from sale of investment securities	49,650	41,062
Net cash used by investing activities	(8,112)	(21,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,921	9,333
Proceeds from employee stock purchase plan	1,267	1,081
Tax benefits from exercise of stock options	3,084	2,758
Treasury stock acquired - share awards swap	(1,792)	—
Net cash provided by financing activities	6,480	13,172
Effect of exchange rate changes on cash	(636)	(938)
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,688	21,970
CASH AND CASH EQUIVALENTS, beginning of period	146,900	99,590
CASH AND CASH EQUIVALENTS, end of period	$170,588	$121,560

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$228	$77

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2013 and 2012
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

Our investment securities consist of certificates of deposit, corporate bonds, sovereign bonds and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. As of June 30, 2013, we had $5.1 million of our investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets, and $68.3 million of our investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities, corporate bonds and sovereign bonds and have observable market based inputs such as quoted prices, interest rates and yield curves. We had no Level 3 investments for the three and six months ended June 30, 2013 and June 30, 2012. The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at June 30, 2013 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$73,395	$5,060	$68,335	$—
	$73,395	$5,060	$68,335	$—

	Fair value measurements at December 31, 2012 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$79,259	$8,490	$70,769	$—
	$79,259	$8,490	$70,769	$—

Note 4: Investment Securities:

Our investment securities consist of certificates of deposit, corporate bonds, sovereign bonds and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive loss in the stockholders' equity section of our consolidated balance sheets. We had no gross unrealized gains or losses on available-for-sale securities at June 30, 2013 or December 31, 2012. The scheduled maturities of the debt securities are between 2013 and 2042 and are all callable within one year. The investment securities consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Federal tax-exempt debt securities	$23,956	$23,732
Corporate bonds	43,727	47,037
Sovereign bonds	652	—
Certificates of deposit	5,060	8,490
	$73,395	$79,259

Note 5: Inventories:

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw material	$18,160	$20,808
Work in process	4,412	3,013
Finished goods	13,709	12,512
Total	$36,281	$36,333

Note 6:	Property and Equipment:

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Machinery and equipment	$81,828	$78,332
Land, building and building improvements	62,621	61,521
Molds	29,519	27,704
Computer equipment and software	20,769	19,611
Furniture and fixtures	3,404	3,339
Construction in progress	10,165	8,266
Total property and equipment, cost	208,306	198,773
Accumulated depreciation	(119,317)	(112,836)
Net property and equipment	$88,989	$85,937

Note 7:	Net Income Per Share:

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 9,000 and 5,000 for the three months ended June 30, 2013 and June 30, 2012, respectively. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 5,000 and 3,000 for the six months ended June 30, 2013 and June 30, 2012, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$7,367	$9,149	$16,052	$16,750
Weighted average number of common shares outstanding (for basic calculation)	14,617	14,179	14,562	14,067
Dilutive securities	599	441	585	417
Weighted average common and common equivalent shares outstanding (for diluted calculation)	15,216	14,620	15,147	14,484
EPS — basic	$0.50	$0.65	$1.10	$1.19
EPS — diluted	$0.48	$0.63	$1.06	$1.16

Note 8:	Major Customer:

We had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 42% and 38% of total revenue for the three months ended June 30, 2013 and 2012, and 40% of total revenue for each of the six months ended June 30, 2013 and 2012.  As of June 30, 2013 and December 31, 2012, we had accounts receivable from Hospira of 39% and 35% of consolidated accounts receivable, respectively.

Note 9:	Income Taxes:

Income taxes were accrued at an estimated effective tax rate of 31% and 34% in the first half of 2013 and 2012, respectively. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items, including th extension of the federal research and development credit for the 2012 tax year.

Note 10:	Treasury Stock:

In the first six months of 2013, we acquired 27,260 shares of our common stock from employee option exercises and vested restricted stock by remitting $1.8 million in payments for the employee's share award income tax withholding obligations. In the first six months of 2013, we also acquired 55,704 shares of our common stock from option exercises with shares remitted back to us in lieu of a cash payment for the option exercise.

Note 11:	Commitments and Contingencies:

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

Business Overview

In the early 1990's, we launched the Clave, an innovative one-piece, needlefree infusion connection device. The Clave is a worldwide leader in connector products. The Clave's unique design ensures compliance with needlefree policies because of its passive technology which cannot accept a needle. Our Clave products accounted for 37% of our revenues in 2012 and 36% of our revenues in the first half of 2013.

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

Our largest customer is Hospira.  Hospira accounted for 40% and 42% of our worldwide revenues in the first six months of 2013 and each of the years ended 2012 and 2011, respectively. Our relationship with Hospira has been and will continue to be important for our growth.  We currently manufacture custom I.V. sets for sale by Hospira and jointly promote the products under the name SetSource. We expect revenues from sales of Clave products, custom infusion sets and new products to Hospira to remain a significant percentage of our revenues.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market, and we expect that Hospira will continue to be important to our growth for Clave, custom infusion sets and our other products worldwide.

Revenues for the first six months of 2013 and the years ended 2012 and 2011 were $153.0 million, $316.9 million and $302.2 million, respectively. We currently sell substantially all of our products to medical product manufacturers, independent distributors and through direct sales to the end user. Most of our independent distributors handle the full line of our infusion administration products.  We sell our I.V. administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases Clave products, principally sterile, bulk, non-sterile connectors and oncology products.  Pursuant to a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend through 2018.  We sell invasive monitoring and angiography products to independent distributors and through direct sales.  We also sell certain other products to a number of other medical product manufacturers.

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

The following table sets forth, for the periods indicated, total revenues by market segment and its major product groups as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,		Fiscal year ended
Product line	2013	2012	2013	2012	2012	2011
Clave products	37%	35%	36%	36%	37%	36%
Custom infusion therapy	28%	27%	28%	26%	27%	25%
Other infusion therapy	3%	5%	4%	5%	4%	5%
Infusion therapy	68%	67%	68%	67%	68%	66%
Critical care	16%	20%	17%	19%	17%	20%
Oncology	12%	9%	11%	9%	10%	8%
TEGO	3%	3%	3%	3%	3%	3%
Other products/other revenue	1%	1%	1%	2%	2%	3%
Other	4%	4%	4%	5%	5%	6%
	100%	100%	100%	100%	100%	100%

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

We distribute products through three distribution channels.  Product revenues for each distribution channel as a percentage of total channel product revenue were as follows:

	Three months ended June 30,		Six months ended June 30,		Fiscal year ended
Channel	2013	2012	2013	2012	2012	2011
Medical product manufacturers	37%	37%	36%	38%	40%	39%
Domestic distributors/direct sales	35%	36%	35%	35%	35%	35%
International customers	28%	27%	29%	27%	25%	26%
Total	100%	100%	100%	100%	100%	100%

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

Quarter-to-Quarter Comparisons

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and six months ended June 30, 2013 and 2012 and the year ended December 31, 2012, the percentages of each income statement caption in relation to total revenues.

	Percentage of revenues
	Three months ended June 30,		Six months ended June 30,		Fiscal year
	2013	2012	2013	2012	2012
Total revenues	100%	100%	100%	100%	100%
Gross margin	48%	51%	49%	48%	49%
Selling, general and administrative expenses	29%	29%	30%	28%	27%
Research and development expenses	5%	4%	4%	4%	3%
Total operating expenses	34%	33%	34%	32%	30%
Income from operations	14%	18%	15%	16%	19%
Other income	—%	—%	—%	—%	—%
Income before income taxes	14%	18%	15%	16%	19%
Income taxes	5%	6%	5%	5%	6%
Net income	9%	12%	10%	11%	13%

Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012

Revenues were $78.7 million in the second quarter of 2013, compared to $77.3 million in the second quarter of 2012.

Domestic sales:  Net domestic sales in the second quarter of 2013 were $57.0 million, compared to net domestic sales of $56.5 million in second quarter of 2012, an increase of 1%.

Net domestic sales to Hospira were $28.3 million in the second quarter of 2013, compared to $27.2 million in the second quarter of 2012, an increase of 4%. Infusion therapy sales increased $0.9 million in the second quarter of 2013 from the second quarter of 2012. Oncology sales increased $0.3 million in the second quarter of 2013 from the second quarter of 2012. The increase in infusion therapy was from $2.1 million in higher Clave product unit sales, primarily from Hospira, partially offset by lower custom infusion and other infusion therapy product sales.

Net other domestic sales (excluding Hospira) in the second quarter of 2013 were $28.7 million, a decrease of $0.7 million, or 2%, from the second quarter of 2012. Infusion therapy sales increased $0.8 million, or 6%, from the second quarter of 2012, which was primarily from an increase in custom infusion set sales due to increased unit sales. Oncology sales increased $0.5 million, or 34%, from the second quarter of 2012. The increased oncology sales were due to increased unit sales from increased market share and demographic growth. Critical care sales decreased $2.1 million, or 18%, from the second quarter of 2012. The critical care decrease was due to lower unit sales, primarily from continued competition in this market. We expect modest increases in other domestic sales (excluding Hospira) in 2013 compared to 2012, primarily from higher infusion therapy and oncology sales, although there is no assurance that these expectations will be realized.

International sales: Net sales to international customers were $21.6 million in the second quarter of 2013, an increase of $0.9 million, or 4%, from the second quarter of 2012. Infusion therapy sales decreased $0.1 million, or 1%, from the second quarter of 2012. Oncology sales increased $1.4 million, or 36% from the second quarter of 2012. Critical care sales decreased $0.9 million, or 22% from the second quarter of 2012. Other product sales increased $0.5 million, or 82% from the second quarter of 2012. The increase in oncology sales was primarily from increased unit sales in Europe. The decrease in critical care was from lower unit sales inside and outside of Europe. The increase in other product sales were primarily from increased Tego sales inside and outside of Europe.

Geographically, our second quarter of 2013 international sales were primarily in Europe, the Pacific Rim, Latin American and Canada. The increase in international sales was primarily attributable to $1.8 million increased sales in Europe, partially offset by $0.6 million of lower sales in Latin America. We expect moderate increases in international sales from higher infusion therapy and oncology sales, partially offset by lower critical care sales, although there is no assurance that these expectations will be realized.

Sales by market segment and other revenue:  Net infusion therapy sales were $53.1 million in the second quarter of 2013, an increase of $1.7 million, or 3%, from the second quarter of 2012. The increases in infusion therapy were primarily from $1.9 million in higher Clave product sales and $1.2 million in increased custom infusion set sales, partially offset by lower other infusion product sales. The increase in Clave product sales was primarily from higher domestic sales to Hospira. The increase in custom infusion set sales was from higher domestic sales to distributors and through direct sales and from higher sales in Europe. We expect modest increases in infusion therapy sales in 2013 compared to 2012, primarily from higher sales in Clave products and custom infusion set sales. There is no assurance, however, that these expectations will be realized.

Net critical care sales were $12.7 million in the second quarter of 2013, a decrease of $3.0 million, or 19%, from the second quarter of 2012. The decrease was primarily from lower domestic unit sales from continued competition. We expect critical care sales to decrease in 2013 compared to 2012 from increased competition, although there is no assurance that these expectations will be realized.

Net oncology sales were $9.4 million in the second quarter of 2013, an increase of $2.3 million, or 32%, from the second quarter of 2012. The increase was from higher sales in all channels. We expect growth in oncology sales in 2013 compared to 2012, although there is no assurance that these expectations will be realized.

Net other product sales were $3.4 million in the second quarter of 2013, an increase of $0.4 million, or 16%, from the second quarter of 2012. The increase is primarily from higher Tego unit sales

Other revenue consists of license, royalty and revenue share income and was approximately $0.1 million in the second quarters of 2013 and 2012.

Gross margins for the second quarters of 2013 and 2012 were 48% and 51%, respectively. Manufacturing inefficiencies and unfavorable exchange rate changes on the Peso contributed to approximately three percentage points of the gross margin decrease and were partially offset by a favorable product mix.

Selling, general and administrative expenses (“SG&A”) were $23.2 million, or 29% of revenues, in the second quarter of 2013, compared with $22.8 million, or 29%, of revenues in second quarter of 2012.  The new medical device excise tax, which became effective in 2013, contributed $0.4 million to our 2013 SG&A expenses. We expect SG&A expenses in 2013 to be approximately 28% of revenue, although there is no assurance that these expectations will be realized.

Research and development expenses (“R&D”) were $3.9 million, or 5% of revenue, in the second quarter of 2013 compared to $2.7 million, or 4%, of revenue in the second quarter of 2012.  The increase in R&D expenses was primarily from higher project related R&D expenses supporting all our infusion therapy, critical care and oncology market segments. Our R&D projects focus on filling in product line gaps and product enhancements for our product line target markets and creating additional market opportunities. We expect R&D expenses in 2013 to be approximately 3% of revenue, although there is no assurance that these expectations will be realized.

Other income was $0.2 million in the second quarter of 2013 and $0.1 million in the second quarter of 2012.

Income taxes were accrued at an estimated effective tax rate of 34% in the second quarter of 2013 and 33% in the second quarter of 2012.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items.  While we can provide no assurances, we expect our effective tax rate to be approximately 33% in 2013, including discrete tax items.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues were $153.0 million in the first six months of 2013, compared to $152.8 million in the first six months of 2012.

Domestic sales:  Net domestic sales in the first six months of 2013 were $109.0 million, compared to net domestic sales of $112.2 million in the first six months of 2012, a decrease of 3%.

Net domestic sales to Hospira in the first six months of 2013 were $53.3 million, a decrease of $2.7 million, or 5%, from the first six months of 2012. The decrease was primarily from infusion therapy unit sales which decreased $3.1 million from the first six months of 2012. The decrease in infusion therapy was primarily from $2.0 million in lower Clave product unit sales and $0.5 million in lower custom infusion set unit sales. The decrease in infusion therapy was primarily from Hospira's planned reduction in Clave shipments in the first quarter of 2013. Hospira's planned reduction in the first quarter of 2013 was to achieve carrying lower levels of inventory. Oncology sales increased $0.5 million. The increase in oncology sales was from higher unit sales.

Net other domestic sales (excluding Hospira) in the first six months of 2013 were $55.6 million, a decrease of $0.6 million, or 1%, from the first six months of 2012. Infusion therapy sales increased $2.3 million, or 9%, from the first six months of 2012, which was primarily from a $2.0 million increase in custom infusion set sales, due to increased unit sales. Critical care sales decreased $3.0 million, or 14%, from the first six months of 2012. The critical care decrease was primarily from increased competition in this market. Oncology sales increased $0.9 million, or 30%, from the first six months of 2012 due to higher unit sales.

International sales: Net sales to international customers were $44.0 million in the first six months of 2013, an increase of $3.4 million, or 8%, from the first six months of 2012. Infusion therapy sales increased $2.0 million, or 8%, from the first six months of 2012, which was primarily from a $1.2 million increase in Clave product sales and a $1.8 million increase in custom infusion set sales, partially offset by $0.9 million in lower other infusion product sales. Oncology sales increased $2.6 million from the first six months of 2012. Critical care sales decreased $1.0 million from the first six months of 2012. Other product sales decreased $0.2 million. The increases in infusion therapy and oncology sales were from increased unit sales due to increased market share and demographic growth. The decrease in critical care sales was primarily from increased competition in this market. In other product sales, renal product sales increased $0.6 million from the first six months of 2012. Sales from our former diabetes product line, Orbit, were $0.6 million lower from the first six months of 2012. The Orbit product line was sold in November 2011 and Orbit sales concluded in the first quarter of 2012.

Geographically, our first six months of 2013 international sales were primarily in Europe, the Pacific Rim, Latin America and Canada. The increase in international sales was primarily attributable to increased sales of $2.6 million in Europe and $0.5 million in Canada.

Sales by market segment and other revenue:  Net infusion therapy sales were $103.6 million in the first six months of 2013, an increase of $1.1 million, or 1%, from the first six months of 2012. The increases in infusion therapy were primarily from $3.4 million in increased custom infusion set sales, partially offset by $0.6 million in lower Clave sales and $1.6 million in lower other infusion product sales. The increase in custom infusion set sales was from higher domestic sales to distributors and through direct sales and higher international sales. The decrease in Clave product sales was from lower sales to Hospira, partially offset by higher sales to domestic distributors and direct customers and to international customers. The decrease in other infusion therapy sales was due to lower unit sales to Hospira in the U.S. and international sales.

Net critical care sales were $25.4 million in the first six months of 2013, a decrease of $4.0 million, or 14%, from the first six months of 2012. The decrease was from lower domestic and international sales from increased competition.

Net oncology sales were $17.5 million in the first six months of 2013, an increase of $4.0 million, or 30%, from the first six months of 2012. The increase was from sales in all channels.

Net other product sales were $6.2 million in the first six months of 2013, a decrease of $0.9 million, or 13%, from the first six months of 2012. The decrease is primarily due to sales of $1.0 million in the first quarter of 2012 from our former diabetes product line, Orbit.

Other revenue consists of license, royalty and revenue share income and was approximately $0.3 million in the first half of 2013 and 2012.

Gross margins for the first half of 2013 and 2012 were 49% and 48%, respectively.  The increase is primarily from favorable product mix.

Selling, general and administrative expenses (“SG&A”) were $46.0 million, or 30% of revenues, in the first six months of 2013, compared with $43.7 million, or 28% of revenues, in the first six months of 2012.  The new medical device excise tax, which became effective in 2013, contributed $0.9 million of the increase from the first six months of 2012. The remaining increase was primarily due to $0.8 million of increased information technology costs, $0.4 million in higher sales and marketing travel and $0.3 million increase in outsides services, partially offset by $0.4 million in lower legal expenses.

Research and development expenses (“R&D”) were $5.8 million, or 4% of revenue, in the first six months of 2013 compared to $5.4 million, or 4% of revenue, in the first six months of 2012.  The increase in R&D expenses was primarily from increased compensation and benefit expenses from an increase of six R&D employees. Our R&D team focuses on filling in product line gaps and product enhancements for our product line target markets and creating additional market opportunities.

Other income was $0.4 million in the first six months of 2013 and $0.3 million in the first six months of 2012.

Income taxes were accrued at an estimated effective tax rate of 31% in the first six months of 2013 compared to 34% in the first six months of 2012.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items, including the extension of the federal research and development credit for the 2012 tax year.

Liquidity and Capital Resources

During the first six months of 2013, our cash, cash equivalents and investment securities increased by $17.8 million from $226.2 million at December 31, 2012 to $244.0 million at June 30, 2013.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $26.0 million in the first six months of 2013. Net income plus adjustments for non-cash net expenses contributed $29.8 million to cash provided by operations. This was partially offset by the net decrease in changes in operating assets and liabilities of $3.9 million to cash provided by operations.  The $2.9 million increase in prepaid and deferred income taxes was the largest contributor to the change in operating assets and liabilities. The increase in prepaid and deferred income taxes is primarily due to the timing of income tax payments.

Investing Activities:  Our cash used by investing activities was $8.1 million in the first six months of 2013, which was primarily comprised of $11.8 million in capital purchases, partially offset by net investment sales of $4.3 million. Our property, plant and equipment purchases were primarily comprised of machinery, equipment and mold additions in our United States plant.

While we can provide no assurances, we estimate that our capital expenditures in 2013 will approximate $23.0 million to $28.0 million. The large increase in expected capital expenditures is due to planned building improvements to prepare for anticipated capacity requirements beyond 2013. At our Salt Lake City, Utah plant, we plan to convert existing warehouse space into manufacturing space and a new clean room. We also anticipate making investments in molds, machinery and equipment in our manufacturing operations in the United States and Mexico to support new and existing products and investments in information technology that benefit world-wide operations. We expect to use our cash and investments to fund our capital purchases. These planned amounts of spending are estimates and actual spending may substantially differ from these amounts.

Financing Activities:  Our cash provided by financing activities was $6.5 million in the first six months of 2013. This was from cash provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan, resulting in 256,455 shares issued to our employees and directors.  The tax benefits from share awards was $3.1 million in the first six months of 2013, which fluctuates based principally on when employees choose to exercise their vested stock options. In the first six months of 2013, we acquired 27,260 shares of our common stock from employee option exercises and vested restricted stock by remitting $1.8 million in payments for the employee's share award income tax withholding obligations.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  We have purchased $11.9 million of our stock pursuant to this plan, leaving a balance of $28.1 million available for future purchases. There were no purchases under this plan in the first six months of 2013. This plan has no expiration date. We may purchase additional shares in future quarters and expect we would use our cash and investments to fund the share purchases.

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

As of June 30, 2013, we have $15.0 million of cash and cash equivalents held by our foreign subsidiaries, the majority of which is available to fund foreign operations and obligations.

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

Contractual Obligations

We have contractual obligations, at June 30, 2013, of approximately the amount set forth in the table below. This amount excludes inventory related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $3.3 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2013	2014	2015	2016
Operating leases	$577	$193	$170	$151	$63
Warehouse service agreements	458	172	286	—	—
Purchase obligations	10,121	10,121	—	—	—
	$11,156	$10,486	$456	$151	$63

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

New Accounting Pronouncements

See Note 2 to Part I, Item 1.  Financial Statements.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we identify them by using words such as “anticipate,” “believe,” “expect,”  “estimate,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•
future operating results including income, losses, cash flow deferred revenue, anticipated expenditures on sales and marketing and product development, expected increases or decreases in sales, gross margins, capital expenditures;

•
our expectations relating to various elements of operating results, including unit volumes of products, selling prices, production costs; unit manufacturing costs, litigation expense, SG&A and R&D expenses, source and sufficiency of funds for capital purchases and operations, tax rates, and changes in working capital items such as receivables and inventory;

•
factors affecting operating results, such as shipments to specific customers, reduced dependence on current proprietary products, expansion in international markets foreign exchange rate fluctuations, economic conditions in European and other international markets, future increases or decreases in sales of certain products and in certain markets and distribution channels, increases in systems capabilities, introduction and sales of new products, planned increases in marketing efforts, inventory requirements, manufacturing efficiencies and cost savings, plans to convert existing warehouse space into manufacturing space and a new clean room, planned capital purchases for molds, machinery and equipment in our manufacturing operations and investments in information technology, adequacy of production capacity, results of R&D; planned building improvements to prepare for anticipated capacity requirements, planned growth of our sales and marketing group, business seasonality, customer ordering patterns, production scheduling and inventory levels and the effects of new accounting pronouncements;

•
expansion of our custom products business, expectations regarding revenues from our custom infusion sets, custom critical care and custom oncology products and the importance of these products in the future, potential customer resistance to custom products, our focus on increasing product development, acquisition, sales and marketing efforts to custom products and similar products, new or extended contracts with manufacturers and buying organizations, dependence on a small number of customers;

•
future sales to and revenues from Hospira and the importance of Hospira to our growth and our positioning with respect to new product introductions and market share, expectations regarding days' sales outstanding in Hospira accounts receivable;

•	the development of our strategic relationships, including securing long-term contracts with large healthcare providers and major buying organizations;

•	competitive and market factors, including continuing development of competing products by other manufacturers and consolidation of the healthcare provider market; and

•
anticipated working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives, our expectations regarding liquidity and capital resources over the next twelve months, future share repurchases, acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

 Forward-looking statements involve certain risks and uncertainties, which may cause actual results to differ materially from those discussed in each such statement.  First, investors should consider the factors and risks described in the statements themselves or otherwise discussed herein. Those factors are uncertain, and if one or more of them turn out differently than we currently expect, our operating results may differ materially from our current expectations.

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2012 and our other reports and registration statements filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

•	general economic and business conditions, in the U.S., Europe and other international locations;

•	unexpected changes in our arrangements with Hospira or our other large customers;

•	the impact of litigation, including our ongoing ligation with RyMed Technologies, Inc.;

•	fluctuations in foreign exchange rates and other risks of doing business internationally;

•	increases in labor costs or competition for skilled workers;

•	increases in costs or availability of the raw materials need to manufacture our products;

•	the effect of price and safety considerations on the healthcare industry;

•	competitive factors, such as product innovation, new technologies, marketing and distribution strength and price erosion;

•	the successful development and marketing of new products;

•	unanticipated market shifts and trends;

•	the impact of legislation affecting government reimbursement of healthcare costs;

•	changes by our major customers and independent distributors in their strategies that might affect their efforts to market our products;

•	the effects of additional governmental regulations;

•	unanticipated production problems; and

•	the availability of patent protection and the cost of enforcing and of defending patent claims.

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

Item 4.	Quantitative and Qualitative Disclosures about Market Risk

Financial Market Risk

We had a portfolio of federal tax-exempt state and municipal government bonds, corporate bonds, sovereign bonds and certificates of deposit of $73.4 million as of June 30, 2013.  The securities are all “investment grade”, comprised of $22.6 million of pre-refunded municipal securities, $1.4 million of non-pre-refunded municipal securities, $43.7 million in corporate bonds, $0.7 million in sovereign bonds and $5.1 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.5 million to investment income based on the investment securities balance at June 30, 2013.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at June 30, 2013 was approximately €17.1 million. We also have approximately €35.6 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the June 30, 2013 spot rate would impact our consolidated amounts on these balance sheet items by approximately $6.9 million, or 2.6% of these net assets. We expect that in the future, with the growth of our European distribution operation, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Sales from the U.S. to foreign distributors are denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, although principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2012 and our manufacturing spending from 2012 would have impacted 2012 cost of goods sold by approximately $2.2 million.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following is a summary of our stock repurchasing activity during the second quarter of 2013:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
04/01/2013 — 04/30/2013	—	$—	—	$28,089,000
05/01/2013 — 05/31/2013	—	—	—	28,089,000
06/01/2013 — 06/30/2013	—	—	—	28,089,000
Second quarter of 2013 total	—	$—	—	$28,089,000

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document+

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document+

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+
These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

______________________________________________________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	July 25, 2013
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document+

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document+

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+
These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.