Form 10-K
period 2013-12-31
ICU MEDICAL INC/DE
filed 2014-02-21
CIK 883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 28, 2013, the last business day of registrant’s most recently completed second fiscal quarter, was $929,728,136*.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2014 was 15,090,346.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2014 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Report.

____________________________
*  Without acknowledging that any person other than Dr. George A. Lopez is an affiliate, all directors and executive officers have been included as affiliates solely for purposes of this computation.

ICU Medical, Inc.
Form 10-K
For the Year Ended December 31, 2013

PART I

Item 1.  Business.

Overview

We are a leader in the development, manufacture and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  Our products improve patient outcomes by helping to prevent bloodstream infections through the use of hemodynamic monitoring for critically ill patients and protecting healthcare workers from exposure to infectious diseases or hazardous drugs.  Our complete product line includes needlefree infusion connectors, custom infusion systems, catheters and hemodynamic monitoring systems and closed system transfer devices and automated compounders for handling hazardous drugs.  Our headquarters are in San Clemente, California.

Our products are used in hospitals and alternate medical sites in more than 55 countries throughout the world. We categorize our products into three main market segments: Infusion Therapy, Critical Care and Oncology. Products outside of our main market segments are grouped under Other. Our primary products include:

Infusion Therapy
•Needlefree connector products
◦MicroClave and MicroClave Clear
◦Anti-Microbial MicroClave
◦Neutron
◦NanoClave
◦Clave
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

Oncology
•ChemoLock closed system transfer device and components
•ChemoClave closed system transfer device and components including:
◦Genie closed vial access device
◦Spiros closed male luer
•Custom preparation and administration sets and accessories
•Diana hazardous drug compounding system

Other
•Tego needlefree hemodialysis connector
•Lopez enteral valve

We currently sell substantially all of our products to medical product manufacturers, independent distributors and directly to the end user. Revenues for 2013, 2012 and 2011 were $313.7 million, $316.9 million and $302.2 million, respectively. Hospira, our largest customer, accounted for 39%, 42% and 42% of our worldwide revenues in 2013, 2012 and 2011, respectively. Income from operations was $51.9 million, $61.3 million and $65.2 million in 2013, 2012 and 2011, respectively. Total assets were $499.6 million, $428.5 million and $361.1 million in 2013, 2012 and 2011, respectively.

Company Background

ICU Medical, Inc. was founded in 1984 and our initial public offering was in 1992. In 1993, we launched the Clave, an innovative one-piece needlefree I.V. connection device. In 1998, we developed a computerized manufacturing process called SetMaker that enables us to design a custom infusion set to a customer's exact specifications and commence production in less than one day from receiving the order. Since the late 1990's, we have expanded our product offerings by introducing internally developed products and systems and acquiring product lines. We have previously launched internally developed products for use in critical care, dialysis and oncology therapy. These products include CardioFlo hemodynamic monitoring sensor system, the Tego for use in dialysis and a line of oncology products including ChemoLock needlefree closed system transfer device, the Spiros male luer connector device, the Genie vial access device, custom infusion sets and ancillary products specifically designed for chemotherapy. In 2005, we acquired Hospira, Inc's ("Hospira") Salt Lake City manufacturing facility and entered into an agreement with Hospira to produce their critical care products exclusively for Hospira. In August 2009, we purchased all commercial rights and physical assets from Hospira's critical care product line which provided us control over all aspects of our critical care product line.

In 2011, we extended our 1995 supply and distribution agreement and 2001 co-promotion and distribution agreement with Hospira to 2018. We are also expanding our business through increased sales to other medical product manufacturers, independent distributors and through direct sales to the end users of our products.  These expansions also include agreements with U.S. healthcare purchasing networks including the 2014 agreement with Premier, the extension of the term of our agreement with MedAssets and our 2011 agreement with Novation covering all of our critical care products.

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

 These Clave products are our largest selling product line, and accounted for $109.7 million, or 35%, of our revenue in 2013, $116.2 million, or 37%, of our revenue in 2012 and $109.2 million, or 36%, of our revenue in 2011. Additional information regarding Clave product sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Neutron

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

Custom infusion set sales accounted for $90.8 million, or 29%, of our revenue in 2013, $85.6 million, or 27%, of our revenue in 2012 and $76.6 million, or 25%, of our revenue in 2011. Additional information regarding custom infusion sets sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

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

Critical care sales accounted for accounted for $51.5 million, or 17%, of our revenue in 2013, $55.5 million, or 17%, of our revenue in 2012 and $61.4 million, or 20%, of our revenue in 2011. Additional information regarding critical care sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Oncology

Oncology products are used to prepare and deliver hazardous medications such as those used in chemotherapy which, if released, can have harmful effects to the healthcare worker and environment.  In 2007, we introduced a series of Clave ancillary devices that were specific to use in oncology and the Spiros closed male luer connector.  In 2008, we introduced the Genie closed vial access device. In 2013, we introduced the ChemoLock closed system transfer device.

The preparation of hazardous drugs typically takes place in a pharmacy location where drugs are removed from vials and prepared for delivery to a patient. Those prepared drugs are then transferred to a nursing unit where the chemotherapy is administered via infusion pump sets to a patient. The Genie and other Clave ancillary products are used in the pharmacy on drug vials during the preparation of hazardous medications. The Spiros is used both in the pharmacy on syringes to remove the drugs from vials and in the patient delivery areas on the disposable infusion sets. ChemoLock is used in the pharmacy and patient administration for the safe handling of hazardous drugs.

The primary oncology products we manufacture are the following:

•
ChemoLockTM Needlefree Closed System Transfer Device: ChemoLock is the first and only needlefree closed system transfer device to receive FDA 510(k) clearance for both pharmacy (ONB) and patient administration (FPA) applications. ChemoLock prevents the escape of hazardous drug or vapor concentrations, blocks the transfer of environmental contaminants into the system, and eliminates needlestick injuries while minimizing hazardous drug exposure.

•
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

•
Vial and Bag Access Spikes: Devices that are used to access a variety of drug vials or solution containers. Different configurations allow for compatibility with a diverse style of vials and bags, including those which are managed using automated robotic systems.

•
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

Oncology sales accounted for $37.5 million, or 12%, of our revenue in 2013, $30.3 million, or 10%, of our revenue in 2012 and $24.4 million, or 8%, of our revenue in 2011. Additional information regarding oncology sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Other Products and Revenues

    Tego

The Tego® is a needlefree hemodialysis connector that creates a mechanically and microbiologically closed system when attached to the hub of a catheter, eliminating open catheter hubs and lowering the chance of contamination and infection. Tego sales accounted for $9.2 million, or 3%, of our revenue in 2013, $9.5 million, or 3%, of our revenue in 2012 and $8.0 million, or 3%, of our revenue in 2011. Additional information regarding Tego sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

 Other Revenue

We have a significant number of patents on the technology in our products and methods used to manufacture them.  We have continuing royalty and revenue share income from our technology and from time to time may receive license fees or royalties from other entities for the use of our technology.

New Products

We are developing several new products that we intend to introduce in 2014 and later.  We believe innovative products continue to be important to maintaining and increasing our sales.

Marketing and Sales

The influence of managed care and the growing trend toward consolidation among healthcare providers is continuing to be the driving force behind our sales and marketing strategies.  Many healthcare providers are consolidating to create economies of scale and to increase negotiating power with suppliers.  In an effort to further control costs, many of these consolidated provider groups including Integrated Delivery Networks ("IDNs") as well as Regional Purchasing Coalitions are entering into long-term contracts with medical suppliers to secure favorable fixed pricing.  In this increasingly challenging market place, we believe it will continue to be important to secure comprehensive, multi-product contracts with all major buying organizations in order to be better positioned when targeting specific healthcare providers. The Patient Protection and Affordable Care Act is driving providers to search for medical products that deliver the best patient outcomes. Therefore, we position our product development, marketing and sales efforts to address this critical need of our provider customers to help them achieve the very best patient care.

 As of December 31, 2013, we employed 188 people worldwide in sales and marketing.  We built our sales team to market our products rather than rely exclusively on distributors and OEMs.  Our sales function includes product specialists worldwide who support our medical product manufacturing customers, our independent domestic distributors and end users of our products.  Our product specialists call on prospective customers, demonstrate products and deliver support programs necessary to train the manufacturing and distribution salespeople, as well as our end-use customers’ clinical staffs, in the use of our products.

Our administrative operations are in San Clemente, California, Vrable, Slovakia, Roncanova, Italy and Ludenscheid, Germany.  Our shipments from the United States are invoiced in U.S. dollars and our shipments in Europe are invoiced in Euros.

Domestic Sales

Domestic sales include U.S. sales to Hospira, other medical product manufacturers, domestic distributors and sales directly to the end customer. Total domestic sales were $223.1 million, $237.0 million and $224.5 million in 2013, 2012 and 2011, respectively.

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

Hospira purchases Clave products packaged separately for distribution to healthcare providers and in bulk for assembly into Hospira’s full range of I.V. products.  The MicroClave, MicroClave Clear, ChemoClave CSTD and pre-pierced connector products are purchased and packaged separately.

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

Domestic sales to Hospira accounted for approximately 35% of our revenue in 2013.  The loss of Hospira as a customer would have a significant adverse effect on our business and operating results.

Independent Domestic Distributors

As of December 31, 2013, we had 50 independent distributors in the United States which accounted for approximately 28% of our revenues in 2013.  Distributors purchase and stock our products for resale to healthcare providers.

One distributor accounted for 7% of revenue in 2013.  All other independent distributors accounted for less than 5% of revenue in 2013.  Although the loss of one or more of our larger distributors could have an adverse effect on our business, we believe we could readily locate other distributors in the same territories who could continue to distribute our products to the same customers.

International Sales

International sales were $90.6 million, $79.9 million and $77.7 million in 2013, 2012 and 2011, respectively.

International sales are primarily concentrated in Europe, Canada, Asia Pacific, Southeast Asia, Latin America, Africa and the Middle East.  As of December 31, 2013, we had approximately 100 international distributors.  Customers in Europe are served by our facilities in Slovakia, Italy and Germany.  We serve the rest of the world from our facilities in the U.S. and Mexico.  As of December 31, 2013, we had 28 business development personnel serving Europe and 17 serving Asia Pacific, Southeast Asia, Latin America, Africa, the Middle East and Canada.

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

We own a fully integrated medical device manufacturing facility in Salt Lake City, Utah with approximately 450,000 square feet of state-of-the art manufacturing space.  This building includes approximately 82,500 square feet of class 100,000 clean room area, approximately 36,000 square feet of other manufacturing space, approximately 104,000 square feet of warehouse space and approximately 155,000 square feet of office space.  As of December 31, 2013, this facility was equipped with 67 injection molding machines and ancillary equipment and approximately 41 automated or semi-automated assembly machines.  These sophisticated, highly automated assembly systems are designed to minimize human intervention and assemble the Clave, Y-Clave, MicroClave, Clave vial access spike, CLC2000, Spin Luer, 1o2 Valves and RF150 and some of our critical care products.  The assembly systems are custom designed and manufactured for us.  Our mold maintenance shop supports the repair and maintenance needs of our molding. We are in the process of adding 33,000 square feet of additional high-bay clean room capacity for injection molding operations. We anticipate that this expansion will be completed by the second half of 2014.

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

Medicare has mandated that dialysis catheter use be in the 10-12% range or less in all dialysis units. In 2015, it will change to less than 10%. This mandate has resulted in catheter use declining in dialysis units nationwide and may cause a decrease in  sales of Tego, our needlefree hemodialysis connector that creates a mechanically and microbiologically closed system when attached to the hub of a catheter.

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

In the infusion therapy market, our present products compete with and our currently contemplated new products will likely compete with needlefree I.V. sets and systems marketed by Baxter Healthcare Corporation (“Baxter”), B. Braun Medical, Inc. (“B. Braun”), CareFusion, Inc. (“CareFusion”), Becton Dickinson and Company ("Becton Dickinson") and others. Although we believe that our needlefree devices and custom set manufacturing capabilities have distinct advantages over competing systems, there is no assurance that they will be able to compete successfully with these products.

In the oncology market, we compete with other manufacturers of closed system transfer devices for the safe handling of oncology drugs, most notably Becton Dickinson, CareFusion, Equashield LLC and B. Braun. We believe that our current product offering provides benefits over these competing systems in several areas related to safety, ease of use, and cost; however, on-going innovation in this market space will be required, and there is no assurance that these innovations will be able to sustain continued growth.

The market for our critical care devices is highly competitive and our success in this area is based on pricing, customer service and product features. The overall market for critical care products has been declining in recent years in the pulmonary artery catheter segment as customers increasingly seek less invasive products to deliver patient hemodynamic status data.

Manufacturers of products with which we currently compete, or might compete with in the future, include large companies with an established presence in the healthcare products market and substantially greater financial, marketing and distribution, managerial and other resources. In particular, Baxter, CareFusion, Hospira, Becton Dickinson and B. Braun are leading distributors of I.V. therapy systems, Edwards Life Sciences has a significant share of the critical care hemodynamic monitoring market, while Navilyst Medical, Inc., and Merit Medical Systems, Inc., are competitors in the angiography kit market. Several of these competitors have broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals to supply substantially all of their product requirements in these areas. In order to achieve greater market penetration or maintain our existing market position, we have established strategic relationships with customers such as Hospira.

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

Patents

We have United States and certain foreign patents relating to the technologies found in the Clave® / MicroClave® Connector, Neutron® Connector, CLC2000® Connector, Tego® Connector, Y-Clave® Connector with Integral Check Valve, Spiros® Closed Male Connector, Genie® Closed Vial Access Device, Click Lock® Technology, and Custom Set Design and Manufacturing Methods.  We have applications pending for additional United States and foreign patents on MicroClave® Connector, Neutron® Connector, CLC2000® Connector, Tego® Connector, Y-Clave® Connector with Integral Check Valve, Spiros® Closed Male Connector, Genie® Closed Vial Access Device, and Diana Hazardous Drug Compounding System.

Our success may depend in part on our ability to obtain patent protection for our products and to operate without infringing the proprietary rights of third parties.  While we have obtained certain patents and applied for additional United States and foreign patents covering certain of our products, there is no assurance that any additional patents will be issued, that the scope of any patent protection will prevent competitors from introducing similar devices or that any of our patents will be held valid if subsequently challenged.  We also believe that patents on the Click Lock products may have been, and that patent protection on the Clave may be, important in preventing others from introducing competing products that are as effective as our products.  The loss of patent protection on Clave/MicroClave, Neutron, CLC2000, Spiros, Genie, Custom Set Design and Manufacturing Systems or Click Lock products could adversely affect our ability to exclude other manufacturers from producing effective competitive products and could have an adverse impact on our financial results.

United States patents related to our principal products expire as follows:

Product	Expiration dates

Clave® / MicroClave® Connector	2014-11-07
CLC2000® Connector	12/2016
Click Lock® Technology	11/2014-07/2015
Custom Set Design and Manufacturing	01/2021
Spiros® Closed Male Connector	12/2024-05/2028
Genie® Closed Vial Access Device	05/2026
Y-Clave® Connector with Integral Check Valve	02/2025
Tego® Connector	07/2020-11/2025
Neutron® Connector	09/2025

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

Research and Development

Our research and development costs include personnel costs and expenses related to the development of new products. Research and development costs were $12.4 million in 2013, $10.6 million in 2012 and $8.6 million in 2011.

Employees

At December 31, 2013, we had 2,269 full-time employees, consisting of 288 engaged in sales, marketing and administration and 1,981 in manufacturing, molding, product development and quality control, including 1,298 in Mexico and 209 in Slovakia.

Long-lived Assets

The table below presents our long-lived assets by country (in millions):

	Year Ended December 31,
	2013	2012	2011
Mexico	$49.5	$47.5	$46.4
Slovakia	18.4	16.2	15.2
Italy	5.4	5.0	5.0
Germany	0.5	0.2	0.2
Total foreign	$73.8	$68.9	$66.8
United States	139.2	129.9	116.1
Worldwide total	$213.0	$198.8	$182.9

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

We depend on Hospira for a high percentage of our sales. Worldwide sales to Hospira were 39%, 42% and 42% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In 2013, U. S. Hospira substantially reduced its purchases of our Clave products, resulting in a reduction in 2013 sales compared to 2012. If Hospira continues to reduce orders, we could experience lower sales in future years compared to 2013.

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

We expect that Hospira will continue to be one of our most important customers, particularly with respect to our Clave products and custom infusion systems.  With respect to these products, we remain dependent on our continued relationship with Hospira as well as Hospira’s position in the marketplace.  While we do not anticipate significant changes in our sales to Hospira of these products, the amount of such sales varies from quarter to quarter.  In addition, we can provide no assurances that our relationship with Hospira will not change, resulting in adverse effects on sales and operations.

We are increasingly dependent on manufacturing in Mexico and Slovakia and could be adversely affected by any economic, social or political disruptions.

We continue to expand our production in Mexico and Slovakia. Any political or economic disruption in Mexico or Slovakia or a change in the local economies could have an adverse effect on our operations.  In 2013, production costs were approximately $99.7 million in Mexico and approximately $16.9 million in Slovakia. Most of the material we use in manufacturing is imported into Mexico and Slovakia, and substantially all of the products we manufacture in Mexico and Slovakia are exported. We depend on our ability to move goods across borders quickly. Any disruption in the free flow of goods across national borders could have an adverse effect on our business.

As of December 31, 2013, we employed 1,298 people in operations and product development in our plant in Ensenada, Mexico and 209 people in operations in our plant in Vrable, Slovakia. Business activity in the Ensenada area has expanded significantly, providing increased employment opportunities. This could have an adverse effect on our ability to hire or retain necessary personnel and result in an increase in labor rates. We continue to take steps to compete for labor through attractive employment conditions and benefits, but there is no assurance that these steps will continue to be successful or that we will not face increasing labor costs in the future.

Additionally, political and social instability resulting from violence in certain areas of Mexico has raised concerns about the safety of our personnel.  These concerns may hinder our ability to send domestic personnel abroad and to hire and retain local personnel.  Such concerns may require us to increase security for personnel traveling to our Mexico facility or to conduct more operations from the United States rather than Mexico, which may negatively impact our operations and result in higher costs and inefficiencies.

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

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law introducing comprehensive health insurance and healthcare reforms in the United States.  Among the provisions of such legislation that may have an adverse impact on us is a 2.3% excise tax imposed on medical device manufacturers for the sale of certain medical devices to United States customers. The excise tax, which became effective January 1, 2013, resulted in $1.8 million of additional expense in 2013 recorded in Selling, General and Administrative expenses. The ultimate implementation of any healthcare reform legislation, and its impact on us, is impossible to predict. Any significant reforms made to the healthcare system in the United States, or in other jurisdictions, may have an adverse effect on our financial condition and results of operations.

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

United States patents related to our principal products expire as follows:

Product	Expiration dates

Clave® / MicroClave® Connector	11/2014-07/2016
CLC2000® Connector	12/2016
Click Lock® Technology	11/2014-07/2015
Custom Set Design and Manufacturing	01/2021
Spiros® Closed Male Connector	12/2024-05/2028
Genie® Closed Vial Access Device	05/2026
Y-Clave® Connector with Integral Check Valve	02/2025
Tego® Connector	07/2020-11/2025
Neutron® Connector	09/2025

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

Although we have risk mitigation plans in place with key suppliers, we have materials (such as resins) that are critical to our ability to manufacture our products, the supply of which is currently from a sole supplier.  We cannot be certain that our current suppliers will continue to provide us with the quantities of materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and manufacture of our products, which could have a material adverse effect on our business.

Expansion of our manufacturing facilities may result in inefficiencies which could have an adverse effect on our operations and financial results.

In the fourth quarter of 2006, we experienced significant production inefficiencies following a large increase in production volume in Mexico and the transfer of San Clemente production to Salt Lake City.  In 2007, we expanded our Mexico facility and, anticipating further increases in volume at that facility, increased the workforce.  An additional expansion of our Mexico facility was completed in January 2011. Turnover among new employees is unusually high in Mexico, and the additional time spent in classroom training and on the job training could create production inefficiencies in Mexico in the future.  The addition of new products will require additional molding in Salt Lake City and manual assembly work in Mexico and Slovakia.  In 2010, we started product shipments from our new plant in Slovakia to customers in Europe. Expansions of our production capacity will require significant management attention to avoid inefficiencies of the type experienced in 2006, and the effect of any inefficiencies can be particularly expensive in Salt Lake City because of the high fixed costs in this highly automated facility. We are in the process of converting existing warehouse space into manufacturing space and a new clean room at our Salt Lake City plant, which we expect to be completed by the second half of 2014.

Because we are dependent on Clave products for a major portion of our sales, any decline in sales of Clave products could result in a significant reduction in our sales and profits.

In 2013, Clave products accounted for approximately 35% of our revenue.  We depend heavily on sales of Clave products, especially sales of Clave products to Hospira, which decreased $9.4 million in 2013 compared to 2012. Most of our sales of Clave products are in the United States. Future sales increases for Clave products may depend on increases in sales of custom infusion systems, expansion in the international markets or acquisition of new customers in the United States. We cannot give any assurance that sales of Clave products will increase or that we can sustain current profit margins on Clave products indefinitely.

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

We have undertaken an initiative to increase our international sales, and have distribution arrangements in all the principal countries in Western Europe, the Pacific Rim, Middle East, Latin America, Canada and South Africa. We plan to sell in most other areas of the world. We export most of our products sold internationally from the United States, Mexico and Slovakia. Our principal competitors in international markets consist of much larger companies as well as smaller companies already established in the countries into which we sell our products. Our cost structure is often higher than that of our competitors because of the relatively high cost of transporting product to some local markets as well as our competitors’ lower local labor costs in some markets. For these reasons, among others, we expect to open manufacturing facilities in foreign locations. There is no certainty that we will be able to open local manufacturing facilities or that those facilities will operate on a profitable basis.

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

Our production tooling is relatively expensive, with each “module,” which consists of an automated assembly machine and the molds and molding machines which mold the components, costing several million dollars. Most of the modules are for the Clave product family.  If the demand for these products changes significantly, which could happen with the loss of a customer or a change in product mix, it may be necessary for us to recognize an impairment charge for the value of the production tooling because its cost may not be recovered through production of saleable product, which could adversely affect our financial condition.

We have been and will be ordering production molds and equipment for our new products.  We expect to order semi-automated or fully automated assembly machines for other new products in 2014.  If we do not achieve significant sales of these new products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because its costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

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

To market our products in the European Community (“EC”), we must conform to additional requirements of the EC and demonstrate conformance to established quality standards and applicable directives. As a manufacturer that designs, manufactures and markets its own devices, we must comply with the quality management standards of ISO 13485 (2012). Those quality standards are similar to the FDA’s Quality System Regulations. Manufacturers of medical devices must also be in conformance with EC Directives such as Council Directive 93/42/EEC (“Medical Device Directive”) and their applicable annexes. Those regulations assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC. Once a manufacturer and its devices are in conformance with the Medical Device Directive, the “CE” Mark maybe affixed to its devices. The CE Mark gives devices an unobstructed entry to all the member countries of the EC. There is no assurance that we will continue to meet the requirements for distribution of our products in Europe.

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

The market for small and mid-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From January 2011 through December 2013, our trading price ranged from a high of $85.00 per share to a low of $35.38 per share.  We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders, market rumors and substantial product orders could contribute to the volatility in the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock; the recent macroeconomic downturn could depress our stock price for some time.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for 39% of our outstanding shares at the end of 2013. If one or more of the institutions or if our other large stockholders should decide to reduce or eliminate their position in our common stock, it could cause a significant decrease in the price of our common stock.

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

        On May 11, 2012, a bench trial was held on RyMed's prosecution history estoppel defense.  On September 30, 2013, the Court ruled that ICU could not overcome this defense based on the doctrine of equivalents.  We are currently considering options to appeal or to proceed to the damages phase of the case.

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

Not applicable

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “ICUI” since our initial public offering on March 31, 1992.  The following table sets forth, for the quarters indicated, the high and low closing prices for our common stock quoted by NASDAQ:

2013	High	Low
First quarter	$63.91	$56.07
Second quarter	75.70	58.34
Third quarter	75.90	67.84
Fourth quarter	68.74	60.86

2012	High	Low
First quarter	$49.57	$44.41
Second quarter	54.08	47.56
Third quarter	61.94	51.20
Fourth quarter	62.61	57.10

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

As of January 31, 2014, we had 79 stockholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Securities authorized for issuance under equity compensation plans is discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Repurchase of Equity Securities

In July 2010, our Board of Directors approved a common stock purchase plan to purchase $40.0 million of our common stock.  This plan has no expiration date.

The following is a summary of our stock repurchasing activity during the fourth quarter of 2013:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
10/01/2013 - 10/31/2013	—	$—	—	$28,089,000
11/01/2013 - 11/30/2013	—	$—	—	28,089,000
12/01/2013 - 12/31/2013	—	$—	—	28,089,000
Fourth quarter 2013 total	—	$—	—	$28,089,000

COMPARISON OF CUMULATIVE TOTAL RETURN FROM JANUARY 1, 2009 TO DECEMBER 31, 2013 OF ICU MEDICAL, INC., NASDAQ AND NASDAQ MEDICAL SUPPLIES INDEX

The following graph shows the total stockholder return on our common stock based on the market price of the common stock from December 31, 2008 to December 31, 2013 and the total returns of the NASDAQ U.S. Index and NASDAQ Medical Supplies Index for the same period.

As a result of a change in the total return data made available through NASDAQ's vendor provider, the index used to prepare the graph below was changed to NASDAQ OMX Global Indexes. In previous years, we used the Center for Research in Security Prices ("CRSP") indexes.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
ICU Medical, Inc.	$100.00	$109.96	$110.14	$135.79	$183.86	$192.25
NASDAQ U.S. Index	$100.00	$129.26	$151.94	$152.42	$177.46	$236.88
NASDAQ Medical Supplies Index	$100.00	$119.50	$128.45	$123.59	$152.07	$186.20

Assumes $100 invested on December 31, 2008 in ICU Medical Inc.’s common stock, the NASDAQ U.S. Index and the NASDAQ Medical Supplies Index and that all dividends, if any, were reinvested.

The following graph shows the total stockholder return on our common stock based on the market price of the common stock from December 31, 2008 to December 31, 2013 and the total returns of the NASDAQ U.S. Index and NASDAQ Medical Devices, Instruments and Supplies, Manufacturers and Distributers Stocks Index for the same period, using CRSP indexes.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
ICU Medical, Inc.	$100.00	$109.96	$110.14	$135.79	$183.86	$192.25
NASDAQ U.S. Index	$100.00	$143.74	$170.17	$171.08	$202.40	$281.91
NASDAQ Medical Devices Index	$100.00	$145.84	$155.52	$178.67	$198.90	$233.09

Assumes $100 invested on December 31, 2008 in ICU Medical Inc.’s common stock, the NASDAQ U.S. Index and the NASDAQ Medical Devices, Instruments and Supplies, Manufacturers and Distributers Stocks Index and that all dividends, if any, were reinvested.

Item 6.  Selected Financial Data.

ICU MEDICAL, INC.
SELECTED FINANCIAL DATA

	Year ended December 31,
	(in thousands, except per share data)
	2013	2012	2011	2010	2009
INCOME DATA:
Revenue
Net sales	$313,056	$316,322	$301,642	$282,357	$228,431
Other	660	547	553	602	540
Total revenue	313,716	316,869	302,195	282,959	228,971
Cost of goods sold	158,984	160,359	159,841	153,989	122,695
Gross profit	154,732	156,510	142,354	128,970	106,276
Selling, general and administrative expenses	90,376	84,604	85,287	76,636	68,205
Research and development expenses	12,407	10,630	8,588	4,678	2,645
Legal settlement	—	—	(2,500)	—	—
Gain on sale of assets	—	—	(14,242)	—	—
Total operating expenses	102,783	95,234	77,133	81,314	70,850
Income from operations	51,949	61,276	65,221	47,656	35,426
Other income	765	563	1,201	129	1,181
Income before income taxes	52,714	61,839	66,422	47,785	36,607
Provision for income taxes	(12,296)	(20,558)	(21,753)	(17,862)	(11,626)
Net income	$40,418	$41,281	$44,669	$29,923	$24,981
Net income per common share
Basic	$2.75	$2.90	$3.23	$2.20	$1.70
Diluted	$2.65	$2.80	$3.15	$2.16	$1.67
Weighted average number of shares
Basic	14,688	14,223	13,835	13,611	14,720
Diluted	15,274	14,725	14,161	13,855	14,984
Cash dividends per share	$—	$—	$—	$—	$—
CASH FLOW DATA:
Total cash flows from operations	$65,726	$66,271	$64,487	$33,095	$51,139

	As of December 31,
	(in thousands)
	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Cash, cash equivalents and investment securities	$296,891	$226,159	$159,985	$93,357	$108,135
Working capital	$367,410	$296,385	$231,098	$179,489	$172,666
Total assets	$499,643	$428,512	$361,112	$309,644	$307,577
Stockholders’ equity	$464,725	$390,857	$320,577	$271,704	$263,429

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a leader in the development, manufacture and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  Our products improve patient outcomes by helping to prevent bloodstream infections through the use of hemodynamic monitoring for critically ill patients and protecting healthcare workers from exposure to infectious diseases or hazardous drugs.  Our complete product line includes needlefree infusion connectors, custom infusion systems, catheters and hemodynamic monitoring systems and closed system transfer devices and automated compounders for handling hazardous drugs.

Business Overview

In the early 1990's, we launched the Clave, an innovative one-piece, needlefree infusion connection device. The Clave is a leader in worldwide connector sales. The Clave's unique design ensures compliance with needlefree policies because of its passive technology which cannot accept a needle. Our Clave products accounted for 35% of our revenues in 2013.

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

One of our growth strategies is through acquisitions of companies, assets or product lines. We are continuously exploring acquisition opportunities, however there is no assurance that we will be successful in finding future acquisition opportunities or integrating new product lines into our existing business.

Another strategy for reducing our dependence on our current proprietary products has been to introduce new products. In 2013, we introduced CardioFlo and ChemoLock closed system transfer device and components. CardioFlo is a minimally invasive monitoring sensor for use on critical care patients to deliver accurate and reliable hemodynamic monitoring data. ChemoLock prevents the escape of hazardous drug or vapor concentrations, blocks the transfer of environmental contaminants into the system, and eliminates needlestick injuries while minimizing hazardous drug exposure. In 2011 and 2012, we introduced the Neutron, a catheter patency device using Clave technology, the NanoClave, a smaller Clave product designed for neonatal and pediatric patients and the Diana Hazardous Drug Compounding System, an automated sterile compounding system for preparing hazardous drugs. We can provide no assurance that we will be able to successfully manufacture, market and sell these new products.

We are also expanding our business through increased sales to medical product manufacturers, independent distributors and through direct sales to the end users of our product.  These expansions include, but are not limited to, our 2014 agreement with Premier, the extension of the term of our agreement with MedAssets and our 2011 agreement with Novation covering all our critical care products.  Each of these organizations is a U.S. healthcare purchasing network.  We also potentially face substantial increases in competition in our Clave business.  Therefore, we are focusing on increasing product development, acquisition, sales and marketing efforts to custom infusion systems, oncology products, critical care products and other products that lend themselves to customization and new products in the U.S. and international markets.

Our products are used in hospitals and alternate medical sites in more than 55 countries throughout the world. We categorize our products into three main market segments: Infusion Therapy, Critical Care and Oncology. Products outside of our main market segments are grouped under Other. Our primary products include:

Infusion Therapy
•Needlefree connector products
◦MicroClave and MicroClave Clear
◦Anti-Microbial MicroClave
◦Neutron
◦NanoClave
◦Clave
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

Oncology
•ChemoLock closed system transfer device and components
•ChemoClave closed system transfer device and components including:
◦Genie closed vial access device
◦Spiros closed male luer
•Custom preparation and administration sets and accessories
•Diana hazardous drug compounding system

Other
•Tego needlefree hemodialysis connector
•Lopez enteral valve

Our largest customer is Hospira.  Hospira accounted for 39%, 42% and 42% of our worldwide revenues in 2013, 2012 and 2011, respectively. Our relationship with Hospira has been and will continue to be important.  We currently manufacture custom I.V. sets for sale by Hospira and jointly promote the products under the name SetSource. We expect revenues from sales to Hospira of Clave products, custom infusion sets, oncology products and new products to remain a significant percentage of our revenues.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market. We expect that worldwide sales to Hospira will be important to our growth for Clave, custom infusion sets, oncology products and our other products worldwide.

Revenues for 2013, 2012 and 2011 were $313.7 million, $316.9 million and $302.2 million, respectively. We currently sell substantially all of our products to medical product manufacturers, independent distributors and through direct sales to the end user. Most of our independent distributors handle the full line of our infusion administration products.  We sell our I.V. administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases Clave products, principally bulk, non-sterile connectors and oncology products.  Under a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend to 2018.  We sell invasive monitoring and angiography to independent distributors and through direct sales.  We also sell certain other products to a number of other medical product manufacturers.

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

The following table sets forth, for the periods indicated, total revenues by market segment and its major product groups as a percentage of total revenues:

Product line	2013	2012	2011
Clave products	35%	37%	36%
Custom infusion therapy	29%	27%	25%
Other infusion therapy	3%	4%	5%
Infusion therapy	67%	68%	66%
Critical care	17%	17%	20%
Oncology	12%	10%	8%
Tego	3%	3%	3%
Other products/other revenue	1%	2%	2%
Other	4%	5%	6%
	100%	100%	100%

We have an ongoing effort to increase systems capabilities, improve manufacturing efficiency, reduce labor costs, reduce time needed to produce an order, and minimize investment in inventory.  These include the use of automated assembly equipment for new and existing products and use of larger molds and molding machines.  In 2006, we centralized our proprietary molding in Salt Lake City and expanded our production facility in Mexico, which took over the majority of our manual assembly previously done in Salt Lake City.  In 2010 and early 2011, we expanded our production facility in Mexico. In late 2010, we completed construction of an assembly plant in Slovakia that serves our European product distribution. We are also converting existing warehouse space into manufacturing space and a new clean room in our Salt Lake City plant, which we expect to be completed by the second half of 2014. We may establish additional production facilities outside the U.S.  There is no assurance that we will achieve success in establishing manufacturing facilities outside the U.S.

We distribute products through three distribution channels. Product revenues for each distribution channel as a percentage of total channel product revenue were as follows:

Channel	2013	2012	2011
Medical product manufacturers	35%	40%	39%
Domestic distributors/direct sales	36%	35%	35%
International customers	29%	25%	26%
Total	100%	100%	100%

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

	Percentage of Revenues
	2013	2012	2011
Revenue
Net sales	100%	100%	100%
Other	—%	—%	—%
Total revenues	100%	100%	100%
Gross margin	49%	49%	47%
Selling, general and administrative expenses	28%	27%	28%
Research and development expenses	4%	3%	3%
Legal settlement	—%	—%	(1)%
Gain on sale of assets	—%	—%	(5)%
Total operating expenses	32%	30%	25%
Income from operations	17%	19%	22%
Other income	—%	—%	—%
Income before income taxes	17%	19%	22%
Income taxes	4%	6%	7%
Net income	13%	13%	15%

Comparison of 2013 to 2012

Revenues were $313.7 million in 2013, compared to $316.9 million in 2012.

Domestic sales:  Net domestic sales in 2013 were $223.1 million, compared to net domestic sales of $237.0 million in 2012, a decrease of 6%.

Net domestic sales to Hospira in 2013 were $108.2 million, a decrease of $12.9 million, or 11%, from 2012. The decrease was primarily due to $12.7 million, or 11%, lower infusion therapy sales in 2013. The decrease in infusion therapy was due to modifications in Hospira's inventory management, resulting in a $9.4 million decrease in unit sales of Clave products, a $1.8 million decrease in unit sales of custom infusion sets and a $1.5 million decrease in unit sales of other infusion products.

Net other domestic sales (excluding Hospira) in 2013 were $114.9 million, a decrease of $1.0 million, or 0.8%, from 2012. Infusion therapy sales increased $3.3 million, or 6%, from 2012, which was primarily from a $3.0 million increase in custom infusion set sales. Oncology sales increased $1.1 million, or 17%, from 2012. Critical care sales decreased $3.5 million, or 8%, from 2012. Other product sales decreased $1.9 million, or 16%, from 2012. The increased custom infusion set and oncology sales were primarily due to increased unit sales. The critical care decrease was due to lower unit sales, primarily from competition in this market. The decrease in other product sales was primarily due to $1.2 million in lower renal sales as a result of lower unit sales and the loss of sales from our former diabetes product line, Orbit, which had contributed $0.3 million to sales in 2012.The Orbit product line was sold in November 2011 and Orbit sales concluded in the first quarter of 2012.

International sales: Net sales to international customers were $90.6 million in 2013, an increase of $10.7 million, or 13%, from 2012. Infusion therapy sales increased $5.3 million, or 11%, from 2012, which was from a $4.0 million increase in custom infusion set sales and a $2.7 million increase in Clave product sales, partially offset by a $1.3 million decrease in other infusion therapy sales. Oncology sales increased $6.2 million, or 41%, from 2012. Critical care sales decreased by $0.5 million, or 4%, from 2012. Other product sales decreased by $0.3 million, or 6%, from 2012. The increases in infusion therapy and oncology sales were from increased unit sales from increased market share and demographic growth. The decrease in critical care sales was from lower unit sales, primarily due to competition in this market. The decrease in other product sales was primarily from the loss of sales from our former diabetes product line, Orbit, which had contributed $0.6 million to sales in 2012.

Geographically, our 2013 international sales were primarily in Europe, the Pacific Rim, Latin America and Canada. Sales in Europe, the Pacific Rim and Canada increased by $9.1 million. Our 2013 international sales were favorably impacted by approximately $1.5 million due to the increase in the average exchange rate of the Euro to the U.S. dollar compared to 2012.

Sales by market segment and other revenue:  Net infusion therapy sales were $211.2 million in 2013, a decrease of $4.1 million, or 2%, from 2012. The decrease from 2012 was from $6.5 million in lower Clave product sales, $2.8 million in lower other infusion therapy product sales, partially offset by $5.2 million in increased custom infusion set sales. The decrease in Clave product sales and other infusion therapy sales was primarily from lower sales to U.S. Hospira. The increase in custom infusion sales was from higher sales to domestic distributors and through direct sales and higher international sales.

Net critical care sales were $51.5 million in 2013, a decrease of $4.0 million, or 7%, from 2012. The decrease was primarily due to lower domestic sales due to competition.

Net oncology sales were $37.5 million in 2013, an increase of $7.2 million, or 24%, from 2012. The increase was from $6.2 million in higher international sales, $1.1 million in higher domestic sales to distributors and through direct sales, partially offset by $0.1 million in lower domestic sales to Hospira.

Other product sales were $12.8 million, a decrease of $2.5 million, or 16%, from 2012. The decrease is primarily from $0.4 million in lower renal sales and the loss of sales from our former diabetes product line, Orbit, which had contributed $0.9 million to sales in the first quarter of 2012.

Other revenue consists of license, royalty and revenue share income and was approximately $0.7 million in 2013 and $0.5 million in 2012.

Gross margins for 2013 and 2012 were 49% in both years.  Our lower freight expense contributed approximately 0.5% to our gross margin and was offset by lower manufacturing overhead absorption.

Selling, general and administrative expenses (“SG&A”) were $90.4 million, or 28%, of revenues in 2013, compared with $84.6 million, or 27%, of revenues in 2012.  The new medical device tax, which became effective in 2013, contributed $1.8 million to the SG&A increase in 2013 compared to 2012. Information technology expenses increased $1.1 million and bad debt /warranty reserves increased $0.7 million in 2013 compared to 2012. We also incurred $1.4 million in one-time charges associated with a strategic transaction that did not go forward.

Research and development expenses (“R&D”) were $12.4 million, or 4%, of revenue in 2013 compared to $10.6 million, or 3%, of revenue in 2012.  The increase in R&D expenses was primarily from increased compensation and benefits from an increase of six R&D employees and increased R&D project expenses. Our R&D projects focus on filling in product line gaps for our product line target markets and creating additional market opportunities.

Other income was $0.8 million in 2013 compared to $0.6 million in 2012.

Income taxes were accrued at an estimated annual effective tax rate of 23% in 2013 compared to 33% in 2012.  The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items, including the tax effects of the extension of the federal research and development credit for the 2012 tax year and changes in Mexican tax legislation both enacted in 2013.

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

Sales by market segment and other revenue:  Net infusion therapy sales were $215.3 million in 2012, an increase of $16.4 million, or 8%, from 2011. The increase from 2011 was primarily from $7.0 million in increased Clave product sales and $9.0 million in increased custom infusion set sales. The increase in Clave product sales was primarily from higher domestic sales to both Hospira and other domestic customers. Custom infusion set sales increased in all channels from higher unit sales.

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

SG&A were $84.6 million, or 27%, of revenues in 2012, compared with $85.3 million, or 28%, of revenues in 2011.  SG&A expenses for 2011 include one-time expenses for the Long-Term Retention Plan ("LTRP") of $2.0 million and compensation expense related to the sale of our Orbit diabetes infusion set product line of $1.6 million. Our stock compensation expense increased $1.4 million, promotion costs increased $0.7 million, sales and marketing compensation and benefits increased $0.5 million and information technology ("IT") outside services and consulting costs increased by $1.1 million. Our legal expenses decreased $0.8 million. In January 2011, our Compensation Committee approved the pay out of the 2005 LTRP grants, determined to not make any future payments for the 2006 and 2007 awards, and determined that no additional awards would be made under the LTRP in the future, thus effectively cancelling the plan. The increase in sales and marketing compensation and benefits is primarily the result of the expansion of our sales and marketing workforce and compensation increases. The decrease in legal expenses is due to lower legal costs for patent litigation.

R&D were $10.6 million, or 3%, of revenue in 2012 compared to $8.6 million, or 3%, of revenue in 2011.  The increase in R&D expenses was primarily from $1.7 million of higher project related R&D expenses supporting our infusion therapy, critical care and oncology market segments and $0.6 million in increased compensation and benefits from an expanded workforce, partially offset by the $0.3 million one-time expense for the LTRP payout in 2011.

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

Liquidity and Capital Resources

During 2013, our cash, cash equivalents and investment securities increased by $70.7 million from $226.2 million at December 31, 2012 to $296.9 million at December 31, 2013.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $65.7 million in 2013. Net income plus adjustments for non-cash net expenses contributed $68.9 million to cash provided by operations and was partially offset by a $3.2 million change in operating assets and liabilities. The $6.4 million increase in income taxes, including excess tax benefits and deferred income taxes and $3.6 million decrease in accounts receivable were the largest changes in operating assets and liabilities. The increase in income taxes is primarily due to the timing of tax payments and excess tax benefits. The decrease in accounts receivable is primarily due to lower revenue in the fourth quarter of 2013 compared to the fourth quarter of 2012.

Investing Activities:  Our cash used by investing activities was $13.1 million in 2013, which was primarily comprised of $18.4 million in capital purchases offset by net investment sales of $6.3 million. Our property, plant and equipment purchases were primarily comprised of machinery, equipment and mold additions in our United States plant and machinery and equipment in our Mexico plant.

While we can provide no assurances, we estimate that our capital expenditures in 2014 will approximate $18.0 million to $24.0 million. At our Salt Lake City, Utah plant, we expect to complete the conversion of existing warehouse space into manufacturing space and a new clean room by the second half of 2014. We also anticipate making investments in molds, machinery and equipment in our manufacturing operations in the United States and Mexico to support new and existing products and in IT that benefit world-wide operations.  We expect to use our cash and investments to fund our capital purchases.  Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:  Our cash provided by financing activities was $24.4 million in 2013. Cash provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan was $20.5 million, resulting in 766,723 shares issued to our employees and directors. The tax benefits from share awards was $7.0 million in 2013, which fluctuates based principally on when employees choose to exercise their vested stock options. In 2013, we withheld 43,188 shares of our common stock from employee option exercises and vested restricted stock units as consideration for making $3.0 million in payments for the employee's share award tax withholding obligations.

In July 2010, our Board of Directors approved a new share purchase plan to purchase up to $40.0 million of our common stock.  We have purchased $11.9 million of our stock from this plan, leaving a balance of $28.1 million available for future purchases. This plan has no expiration date. We did not purchase any of our common stock in 2013.

We have a substantial cash and investment security position generated from profitable operations and stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures, buy back our common stock on an opportunistic basis and to take advantage of acquisition opportunities that may arise.  Our primary investment goal is capital preservation.

As of December 31, 2013, we have $23.4 million of cash and cash equivalents held outside of the United States, the majority of which is available to fund foreign operations and obligations.

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

Contractual Obligations

We have contractual obligations, at December 31, 2013, of approximately the amount set forth in the table below. This amount excludes inventory-related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory-related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below. We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $4.4 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

Contractual Obligations	Total	2014	2015	2016
Operating leases	$524	$310	$151	$63
Warehouse service agreements	303	303	—	—
Purchase obligations	5,691	5,691	—	—
	$6,518	$6,304	$151	$63

Forward Looking Statements

Various portions of this Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as

amended, and we identify them by using words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

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

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the U.S.; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•
new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; future sales to and revenues from Hospira and the importance of Hospira to our growth; effect of the current relationship with Hospira, including its effect on future revenues and our positioning with respect to new product introductions and market share; growth of our Clave products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; plans to convert existing space; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

Forward looking statements involve certain risks and uncertainties, which may cause actual results to differ materially from those discussed in each such statement.  First, one should consider the factors and risks described in the statements themselves or otherwise discussed herein. Those factors are uncertain, and if one or more of them turn out differently than we currently expect, our operating results may differ materially from our current expectations.

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

The forward looking statements in this report are subject to additional risks and uncertainties, including those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Financial Market Risk

We had a portfolio of government bonds, corporate bonds and certificates of deposit of $70.9 million as of December 31, 2013.  The securities are all “investment grade,” comprised of $20.9 million of pre-refunded municipal securities, $1.1 million of non-pre-refunded municipal securities, $45.7 million in corporate bonds and $3.2 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the interest rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.5 million to investment income based on the average investment securities balance for the year ended December 31, 2013.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at December 31, 2013 was approximately €19.8 million. We also have approximately €39.2 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the December 31, 2013 spot rate would impact our consolidated amounts on these balance sheet items by approximately $8.1 million, or 2.6% of these net assets. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Sales from the U.S. to foreign distributors are denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, although principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2013 and our manufacturing spending from 2013 would have impacted our cost of goods sold by approximately $2.4 million.

Commodity Risk

Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes has not been material to date.  Based on our average price for resin in fiscal year 2013, a 10% increase to the price of resin would have resulted in approximately a $1.2 million change in material cost.

Item 8.  Financial Statements and Supplementary Data.

[THE REMAINDER OF THIS PAGE IS INTENIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ICU Medical, Inc.
San Clemente, CA

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche, LLP

Costa Mesa, California
February 21, 2014

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226,022	$146,900
Investment securities	70,869	79,259
Cash, cash equivalents and investment securities	296,891	226,159
Accounts receivable, net of allowance for doubtful accounts of $1,208 and $998 at December 31, 2013 and 2012, respectively	45,318	49,127
Inventories	34,451	36,333
Prepaid income taxes	5,966	2,320
Prepaid expenses and other current assets	7,319	7,271
Deferred income taxes	4,351	4,293
Total current assets	394,296	325,503

PROPERTY AND EQUIPMENT, net	87,861	85,937
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	8,490	9,952
DEFERRED INCOME TAXES	7,518	5,642
	$499,643	$428,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,335	$11,308
Accrued liabilities	15,551	17,810
Total current liabilities	26,886	29,118

DEFERRED INCOME TAXES	3,630	5,247
INCOME TAX LIABILITY	4,402	3,290
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 15,103 shares at December 31, 2013 and 14,855 at December 31, 2012, outstanding 15,102 shares at December 31, 2013 and 14,458 shares at December 31, 2012	1,510	1,486
Additional paid-in capital	78,495	63,770
Treasury stock, at cost — 1 shares at December 31, 2013 and 397 shares at December 31, 2012	(49)	(15,128)
Retained earnings	382,576	342,158
Accumulated other comprehensive gain (loss)	2,193	(1,429)
Total stockholders’ equity	464,725	390,857
	$499,643	$428,512

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
REVENUES:
Net sales	$313,056	$316,322	$301,642
Other	660	547	553
TOTAL REVENUE	313,716	316,869	302,195
COST OF GOODS SOLD	158,984	160,359	159,841
Gross profit	154,732	156,510	142,354
OPERATING EXPENSES:
Selling, general and administrative	90,376	84,604	85,287
Research and development	12,407	10,630	8,588
Legal settlement	—	—	(2,500)
Gain on sale of assets	—	—	(14,242)
Total operating expenses	102,783	95,234	77,133
Income from operations	51,949	61,276	65,221
OTHER INCOME	765	563	1,201
Income before income taxes	52,714	61,839	66,422
PROVISION FOR INCOME TAXES	(12,296)	(20,558)	(21,753)
NET INCOME	$40,418	$41,281	$44,669
NET INCOME PER SHARE
Basic	$2.75	$2.90	$3.23
Diluted	$2.65	$2.80	$3.15
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	14,688	14,223	13,835
Diluted	15,274	14,725	14,161

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$40,418	$41,281	$44,669
Other comprehensive income, net of tax of $803, $281 and $(578) for the years ended December 31, 2013, 2012 and 2011, respectively:
Foreign currency translation adjustment	3,622	1,805	(2,170)
Comprehensive income	$44,040	$43,086	$42,499

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2010	13,659	1,486	$56,502	$(41,428)	$256,208	$(1,064)	$271,704
Purchase of treasury stock	(305)	—	—	(11,956)	—	—	(11,956)
Exercise of stock options, including excess income tax benefits of $4,288	459	—	(3,753)	16,015	—	—	12,262
Proceeds from employee stock purchase plan	58	—	(193)	2,021	—	—	1,828
Stock compensation	—	—	4,016	—	—	—	4,016
Research and development tax credit originating from stock options and other tax benefits			224				224
Foreign currency translation adjustment	—	—	—	—	—	(2,170)	(2,170)
Net income	—	—	—	—	44,669	—	44,669
Balance, December 31, 2011	13,871	1,486	56,796	(35,348)	300,877	(3,234)	320,577
Exercise of stock options, including excess income tax benefits of $4,567	526	—	1,348	18,063	—	—	19,411
Proceeds from employee stock purchase plan	61	—	63	2,157	—	—	2,220
Stock compensation	—	—	5,563	—	—	—	5,563
Foreign currency translation adjustment	—	—	—	—	—	1,805	1,805
Net income	—	—	—	—	41,281	—	41,281
Balance, December 31, 2012	14,458	1,486	63,770	(15,128)	342,158	(1,429)	390,857
Issuance of restricted stock and exercise of stock options, including excess income tax benefits of $6,966	733	24	2,030	22,916	—	—	24,970
Treasury stock acquired in lieu of cash payment on stock option exercises and income tax withholding obligations	(140)	—	6,678	(9,711)			(3,033)
Proceeds from employee stock purchase plan	51	—	583	1,874	—	—	2,457
Stock compensation	—	—	5,434	—	—	—	5,434
Foreign currency translation adjustment	—	—	—	—	—	3,622	3,622
Net income	—	—	—	—	40,418	—	40,418
Balance, December 31, 2013	15,102	1,510	$78,495	$(49)	$382,576	$2,193	$464,725
 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,418	$41,281	$44,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,506	19,001	18,294
Provision for doubtful accounts	185	(237)	648
Provision for warranty and returns	671	220	—
Stock compensation	5,434	5,563	4,016
Loss (gain) on disposal of property and equipment	(36)	212	(42)
Gain on sale of assets	—	—	(14,242)
Bond premium amortization	2,715	2,585	1,294
Changes in operating assets and liabilities:
Accounts receivable	3,556	(5,395)	6,232
Inventories	2,319	4,573	3,170
Prepaid expenses and other assets	(383)	(415)	(920)
Accounts payable	(31)	(1,536)	2,673
Accrued liabilities	(2,215)	1,199	1,684
Deferred revenue	—	—	(254)
Income taxes, including excess tax benefits and deferred income taxes	(6,413)	(780)	(2,735)
Net cash provided by operating activities	65,726	66,271	64,487
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,415)	(19,160)	(15,824)
Proceeds from sale of assets	49	10	16,201
Proceeds from insurance	—	—	2,781
Intangible asset additions	(1,080)	(1,145)	—
Purchases of investment securities	(86,022)	(98,876)	(90,502)
Proceeds from sale of investment securities	92,348	77,798	41,610
Net cash used by investing activities	(13,120)	(41,373)	(45,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18,004	14,844	7,974
Proceeds from employee stock purchase plan	2,457	2,220	1,828
Tax benefits from exercise of stock options	6,966	4,567	4,288
Purchase of treasury stock	(3,033)	—	(11,956)
Net cash provided by financing activities	24,394	21,631	2,134
Effect of exchange rate changes on cash	2,122	781	(147)
NET INCREASE IN CASH AND CASH EQUIVALENTS	79,122	47,310	20,740
CASH AND CASH EQUIVALENTS, beginning of period	146,900	99,590	78,850
CASH AND CASH EQUIVALENTS, end of period	$226,022	$146,900	$99,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$12,172	$16,741	$20,110
NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$212	$427	$418

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
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

Inventories consist of the following at December 31:

	2013	2012
Raw material	$21,867	$20,808
Work in process	2,749	3,013
Finished goods	9,835	12,512
Total	$34,451	$36,333

 e.               Property and Equipment

Property and equipment consist of the following at December 31:

	2013	2012
Machinery and equipment	$84,317	$78,332
Land, building and building improvements	64,238	61,521
Molds	30,813	27,704
Computer equipment and software	21,625	19,611
Furniture and fixtures	3,552	3,339
Construction in progress	8,456	8,266
Total property and equipment, cost	213,001	198,773
Accumulated depreciation	(125,140)	(112,836)
Net property and equipment	$87,861	$85,937

All property and equipment are stated at cost.  We use the straight-line method for depreciating property and equipment over their estimated useful lives.  Estimated useful lives are:

Buildings	15 - 30 years
Building improvements	15 years
Machinery and equipment	2 - 10 years
Furniture, fixtures and molds	2 - 5 years
Computer equipment and software	3 - 5 years

We capitalize expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred.  The costs and related accumulated depreciation applicable to property and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of income at the time of disposal. Depreciation expense was $17.0 million, $16.4 million and $15.6 million in the years ended December 31, 2013, 2012 and 2011, respectively.

The cost of property and equipment are presented net of government incentive reimbursements we received from the Slovakian government for building a manufacturing plant in their country. Government incentives recorded in property and equipment were $3.7 million at December 31, 2013 and $3.5 million December 31, 2012.

f.         Goodwill

We test goodwill for impairment on an annual basis in the month of November. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.   There were no goodwill additions or impairment charges in the years ended December 31, 2013 and 2012.

g.                     Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows:

	Weighted Average	December 31, 2013
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	9	$11,367	$6,389	$4,978
MCDA contract *	10	8,571	7,428	1,143
Customer contracts	9	5,319	2,950	2,369
Trademarks	4	425	425	—
Total		$25,682	$17,192	$8,490

	Weighted Average	December 31, 2012
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	9	$10,287	$5,350	$4,937
MCDA contract *	10	8,571	6,571	2,000
Customer contracts	9	5,319	2,317	3,002
Trademarks	4	425	412	13
Total		$24,602	$14,650	$9,952

*MCDA contract:  Manufacturing, Commercialization and Development Agreement with Hospira, Inc. (“Hospira”), dated May 1, 2005 (the "MCDA”).

Amortization expense in 2013, 2012 and 2011 was $2.5 million, $2.6 million and $2.7 million, respectively.  Estimated annual amortization for each of the next five years is approximately $2.4 million for 2014, $1.7 million for 2015, $1.1 million for 2016, $1.0 million for 2017 and $0.9 million for 2018.

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

k.                  Foreign Currency

We have operations in Europe where the functional currency is the Euro. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income, a separate component of stockholders' equity on our consolidated balance sheets and the effect of exchange rate changes on cash and cash equivalents are reflected on our consolidated statements of cash flows. Gains and losses for transactions denominated in a currency other than the functional currency of the entity are included in our statements of operations. Foreign currency transaction gains and losses were less than $0.1 million in 2013, 2012 and 2011.

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

n.        Advertising Expenses

Advertising expenses are expensed as incurred and reflected in selling, general and administrative expenses in our statements of income and were $0.3 million in 2013, $0.2 million in 2012 and $0.1 million in 2011.

o.                  Post-retirement and Post-employment Benefits

We do not provide retirement or post-employment benefits to employees other than our Section 401(k) retirement plan for employees.  Our contributions to the plan were approximately $1.1 million in 2013, $1.3 million in 2012 and $1.2 million in 2011.

p.           Research and Development

Research and development costs are expensed as incurred.

q.            Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities.  Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method.  Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 10,000 shares in 2013, 7,000 shares in 2012 and 217,000 shares in 2011.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Year ended December 31, (in thousands, except per share data)
	2013	2012	2011
Net income	$40,418	$41,281	$44,669
Weighted average number of common shares outstanding (basic)	14,688	14,223	13,835
Dilutive securities	586	502	326
Weighted average common and common equivalent shares outstanding (diluted)	15,274	14,725	14,161
EPS - basic	$2.75	$2.90	$3.23
EPS - diluted	$2.65	$2.80	$3.15

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

    In February 2013, the FASB issued ASU number 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU did not affect our 2013 consolidated financial statements, but could require additional disclosure if applicable in future periods.

Note 2:       Share Based Awards

We have a stock incentive plan for employees and directors and an employee stock purchase plan.  Shares to be issued under these plans will be issued either from authorized but unissued shares or from treasury shares.

We incur stock compensation expense for stock options, restricted stock units ("RSU"), performance restricted stock units ("PRSU") and stock purchased under our employee stock purchase plan ("ESPP"). We receive a tax benefit on stock compensation expense, excluding the direct tax benefits from exercise of stock options, which is reported separately on the consolidated statements of cash flows. We also have indirect tax benefits upon exercise of stock options related to research and development tax credits which were recorded as a reduction of income tax expense.  The table below summarizes compensation costs and related tax benefits for the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31,
	2013	2012	2011
Stock compensation expense	5,434	5,563	4,016
Tax benefit from stock-based compensation cost	2,052	1,922	1,376
Indirect tax benefit	866	209	785

As of December 31, 2013, we had $6.6 million of unamortized stock compensation cost which we will recognize as an expense over approximately 1.1 years.

Stock Incentive and Stock Option Plans

Our 2011 Stock Incentive Plan ("2011 Plan") replaced our 2003 Stock Option Plan (“2003 Plan”). Our 2011 Plan initially had 650,000 shares available for issuance, plus the remaining available shares for grant from the 2003 Plan. In 2012, our stockholders approved an amendment to the 2011 plan that increased the shares available for issuance by 750,000, bringing the initial shares available for issuance to 1,400,000, plus the remaining 248,700 shares that remained available for grant from the 2003 Plan. In addition, any forfeited, terminated or expired shares that would otherwise return to the 2003 Plan are available under the 2011 Plan. As of December 31, 2013, the 2011 Plan has 1,654,239 shares of common stock reserved for issuance to employees, which includes 254,239 shares that transferred from the 2003 Plan.  Shares issued as options or stock appreciation rights ("SARs") are charged against the 2011 Plan's share reserve as one share for one share issued. Shares subject to awards other than options and SARs are charged against the 2011 Plan's share reserve as 2.09 shares for 1 share issued. Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2011 Plan may be “non-statutory stock options” which expire no more than ten years from date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended.  Upon exercise of non-statutory stock options, we are generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise; we are generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2011 Plan includes conditions whereby unvested options are cancelled if employment is terminated.

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

Stock Options

To date, all options granted under the 2011 Plan, 2003 Plan and Directors' Plan have been non-statutory stock options. The majority of the outstanding employee option grants vest 25% after one year from the grant date and the balance vests ratably on a monthly basis over 36 months.   The majority of the outstanding options granted to non-employee directors vest one year from the grant date. The options generally expire 10 years from the grant date.

The fair value of option grants is calculated using the Black-Scholes option valuation model. The expected term for the option grants was based on historical experience, expected future employee behavior and the Staff Accounting Bulletin #107 simplified method. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, based on the average expected exercise term. The table below summarizes the total stock options granted, total valuation and the weighted average assumptions for the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31,
	2013	2012	2011
Number of options granted	244,440	228,328	290,000
Grant date fair value of options granted (in thousands)	$3,934	$3,158	$4,090
Weighted average assumptions for stock option valuation:
Expected term (years)	4.6	4.7	5.0
Expected stock price volatility	29.2%	33.6%	34.5%
Risk-free interest rate	0.8%	0.7%	1.7%
Expected dividend yield	—%	—%	—%
Weighted average grant price per option	$62.12	$47.12	$43.27
Weighted average grant date fair value per option	$16.09	$13.83	$14.10

A summary of our stock option activity as of and for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,444,753	$35.66
Granted	244,440	$62.12
Exercised	(715,779)	$34.48
Forfeited or expired	(21,290)	$48.75
Outstanding at December 31, 2013	1,952,124	$39.26	5.1	$47,783
Exercisable at December 31, 2013	1,392,417	$35.18	4.0	$39,726
Vested and expected to vest, December 31, 2013	1,952,124	$39.26	5.1	$47,783

The intrinsic value for options exercisable, outstanding and vested or expected to vest at December 31, 2013 is based on our closing stock price of $63.71 at December 31, 2013 and are before applicable taxes.

	Year ended December 31,
	2013	2012	2011
Intrinsic value of options exercised	$21,847	$12,211	$11,451
Cash received from exercise of stock options	$18,004	$14,844	$7,974
Tax benefit from stock option exercises	$6,966	$4,567	$4,288

Stock Awards

In 2012, we began awarding PRSUs to our executive officers and RSUs to our Board of Directors. PRSUs are awarded to our executive officers to receive shares of common stock if the measurement period goal is met. The executive PRSUs are based on a one-year market condition performance period measured against a total shareholder return metric ("TSR"). If the TSR is less than the 33rd percentile of our peer group index, 0% of the award would be earned. If the TSR is equal or greater than the 33rd percentile and less than the 50th percentile of our peer group companies, 50% of the award would be earned. If the TSR is equal or greater than the 50th percentile and less than the 75th percentile of our peer group companies, 100% of the award will be earned. If the TSR is equal or greater than the 75th percentile of our peer group companies, 200% of the award will be earned. The PRSUs vest in equal yearly installments with one-third of the grant becoming vested on each of the three anniversary dates of the award. The RSUs granted to our Board of Directors vest on the first anniversary of the grant date. Our executive officers earned 0% of their 2013 award because the TSR was below the 33rd percentile of our peer companies. Our executive officers earned 200% of their 2012 award because the TSR was above the 75th percentile of our peer companies.

The fair value of the PRSUs is calculated using a Monte Carlo simulation embedded in a lattice model. The 2013 calculation used a risk-free interest rate of 0.15%, a closing share price of $61.76, assumed no dividends and assumed no forfeitures. For the 2013 calculation, the correlation matrix of stock price returns and volatilities were calculated based on one year preceding January 1, 2012. The 2012 calculation used a risk-free interest rate of 0.13%, a closing share price of $46.53, assumed no dividends and assumed no forfeitures. For the 2012 calculation, the correlation matrix of stock price returns and volatilities were calculated based on one year preceding January 1, 2012.

In 2013, our executive officers earned 0% of the PRSUs granted, bringing their 2013 award to zero. In 2012, our executive officers earned 200% of the PRSUs granted, bringing the total PRSUs granted to 31,178 units.

The table below summarizes our restricted stock award activity for the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31,
	2013	2012	2011
PRSU
Shares granted	15,085	15,589	—
Grant date fair value per share	$50.82	$43.60	$—
Grant date fair value	$767	$680	$—
Intrinsic value vested	$636

RSU
Shares granted	4,908	6,132	—
Grant date fair value per share	$67.25	$53.81	$—
Grant date fair value	$330	$330	$—
Intrinsic value vested	$412

The table below provides a summary of our PRSU and RSU activity as of and for the year ended December 31, 2013. The number of units granted in 2012 are adjusted to reflect the PRSUs awards at 200% of their original amounts.

	Number of Units	Grant Date Fair Value Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Non-vested at December 31, 2012	37,310	$45.28
Granted	19,993	$54.85
Vested	(16,526)	$47.39
Forfeited	(15,085)	$50.82
Non-vested and expected to vest at December 31, 2013	25,692	$48.12	0.5	$1,637

ESPP

We have an ESPP under which U.S. employees may purchase up to $25,000 annually of common stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of common stock reserved for issuance under the ESPP, which is subject to an annual increase of the least of 300,000 shares, two percent of the shares outstanding or such a number as determined by the Board.  To date, there have been no increases. As of December 31, 2013, there were 269,905 shares available for future issuance. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of December 31, 2013, we had less than $0.1 million of unamortized stock compensation expense from the ESPP which will be recognized in the first quarter of 2014.

The fair value of rights to purchase shares under the ESPP is calculated using the Black-Scholes option valuation model.  The table below summarizes the number and intrinsic value of ESPP share purchases and the weighted average valuation assumptions for the 2013, 2012 and 2011 purchase periods.

	Year ended December 31,
	2013	2012	2011
ESPP shares purchased by employees	50,944	61,004	57,643
Intrinsic value of ESPP purchases (in thousands)	$840	$913	$530
Weighted average assumptions for ESPP valuation:
Expected term (in years)	0.5	0.5	0.5
Expected stock price volatility	24.4%	23.6%	26.0%
Risk-free interest rate	0.1%	0.1%	0.4%
Expected dividend yield	—%	—%	—%

Note 3:  Fair Value Measurement

Our investment securities consist of certificates of deposit, corporate bonds and federal tax-exempt state and municipal government debt.  All investment securities are considered available-for-sale and are "investment grade", carried at fair value and there have been no gains or losses on their disposal. As of December 31, 2013, we have $3.2 million of investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets.  As of December 31, 2013, we have $67.7 million of investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities and corporate bonds and have observable market based inputs such as quoted prices, interest rates and yield curves.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at December 31, 2013 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$70,869	$3,205	$67,664	$—
	$70,869	$3,205	$67,664	$—

	Fair value measurements at December 31, 2012 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$79,259	$8,490	$70,769	$—
	$79,259	$8,490	$70,769	$—

Note 4:   Investment Securities

Our investment securities consist of certificates of deposit, corporate bonds and federal-tax-exempt state and municipal government debt.  All investment securities are considered available-for-sale and are “investment grade,” carried at fair value and there have been no gains or losses on their disposal.  Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive income in the stockholders' equity section of our consolidated balance sheets. We have no gross unrealized gains or losses on available-for-sale securities at December 31, 2013 or 2012.  Balances consist of the following at December 31:

	2013	2012
Federal tax-exempt debt securities	$21,968	$23,732
Corporate bonds	45,696	47,037
Certificates of deposit	3,205	8,490
	$70,869	$79,259

The scheduled maturities of the debt securities are between 2014 and 2040 and are all callable within one year.

Investment income consisted of the following for each year:

	2013	2012	2011
Corporate dividends	$1	$4	$15
Tax-exempt interest	55	74	103
Other interest	345	219	358
	$401	$297	$476

Note 5:      Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2013	2012
Salaries and benefits	$7,527	$8,444
Incentive compensation	3,497	4,210
Value Added Tax accrual	960	1,064
Other	3,567	4,092
	$15,551	$17,810

Note 6:      Income Taxes

Income from continuing operations before taxes for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
United States	$48,964	$62,204	$63,575
Foreign	3,750	(365)	2,847
	$52,714	$61,839	$66,422

The provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Current:
Federal	$14,575	$21,072	$19,246
State	2,145	2,080	1,246
Foreign	(70)	678	785
	16,650	23,830	21,277
Deferred:
Federal	$164	$(2,276)	$169
State	(996)	(796)	326
Foreign	(3,522)	(200)	(19)
	(4,354)	(3,272)	476
	$12,296	$20,558	$21,753

Current income taxes payable were reduced from the amounts in the above table by $7.0 million, $4.6 million and $4.3 million in 2013, 2012 and 2011, respectively, equal to the direct tax benefit that we receive upon exercise of stock options by employees and directors. That benefit is allocated to stockholders’ equity. We have accrued for tax contingencies for potential tax assessments, and in 2013 we recognized a $1.3 million net decrease of accruals most of which relates to various federal, state and foreign tax reserves.

Reconciliations of the provision for income taxes at the statutory rate to our effective tax rate for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$18,450	35.0%	$21,644	35.0%	$23,247	35.0%
State income tax, net of federal effect	1,126	2.1%	1,356	2.2%	1,460	2.2%
Tax credits	(1,974)	(3.7)%	(1,465)	(2.4)%	(1,171)	(1.8)%
Tax-exempt interest and dividends	—	—%	(23)	(0.1)%	(45)	(0.1)%
Domestic production activities/other	(403)	(0.8)%	(1,559)	(2.5)%	(1,508)	(2.3)%
Foreign income tax	(4,903)	(9.3)%	605	1.0%	(230)	(0.3)%
	$12,296	23.3%	$20,558	33.2%	$21,753	32.7%

Tax credits in 2013, 2012 and 2011 consist principally of research and developmental tax credits.  The indirect effect of non-statutory stock options exercised on research and development tax credits and other tax credits were recorded as reductions of the effective tax provision.

The components of our deferred income tax provision for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Allowance for doubtful accounts	$4	$(59)	$(24)
Inventory reserves	341	143	1,147
Accruals	(470)	(2,375)	(464)
State income taxes	552	177	(7)
Acquired future tax deductions	40	50	293
Depreciation and amortization	(3,850)	(700)	(205)
Tax credits	(971)	(508)	(264)
	$(4,354)	$(3,272)	$476

The components of our deferred income tax assets (liabilities) at December 31, 2013 and 2012 are as follows:

	2013	2012
Current deferred tax assets:
State income taxes	$298	$437
Foreign	706	400
Accruals/other	1,973	1,881
Tax credits	276	441
Allowance for doubtful accounts	140	101
Inventory reserves	958	1,247
Current deferred tax asset before valuation allowance	$4,351	$4,507
Valuation allowance	—	(214)
	4,351	4,293
Non-current deferred tax asset:
Foreign	$1,338	$983
Accruals/other	546	536
Depreciation and amortization	(429)	(458)
Tax credits state	6,063	4,927
Non-current deferred tax asset before valuation allowance	$7,518	$5,988
Valuation allowance	$—	$(346)
	$7,518	$5,642
Non-current deferred tax liability:
State income taxes	$(2,163)	$(1,751)
Foreign	—	(2,301)
Accruals/other	(186)	(186)
Depreciation and amortization	(5,906)	(6,429)
Acquired future tax deductions	(610)	(515)
Stock-based compensation	5,684	5,581
Foreign currency translation adjustments	(449)	354
	$(3,630)	$(5,247)

Acquired future tax deductions are the tax benefits included in our consolidated income tax returns originating in Bio-Plexus, Inc., an entity purchased in 2002, prior to when we acquired the entity. They consist of: (a) the net tax benefit of items expensed for financial statement purposes but capitalized and amortized for tax purposes and (b) the tax benefited portion of Bio-Plexus’s NOL carry-forward which will be realized in approximately equal amounts over the next 10 years. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carry-forwards, and the amount of Bio-Plexus federal NOL carry-forwards recorded is the net federal benefit available.

We have tax credits that we expect to utilize in future periods that may be carried forward indefinitely. Tax benefits were recognized in 2013 for the 2012 federal research and developmental credits as a result of tax legislation enacted in 2013.

Our Mexican subsidiary recognized a one-time tax benefit as a result of new tax legislation enacted in 2013.

Foreign currency translation adjustments, and related tax effects, are an element of “other comprehensive income” and are not included in net income.

The realization of deferred tax assets is dependent on generating sufficient foreign taxable income in the years that the temporary difference becomes deductible.  As of December 31, 2012, a valuation allowance related to a foreign tax loss carry-forward had been provided in the past for the portion of the deferred tax assets that we determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies.  A valuation allowance of $0.6 million was recorded against its gross deferred tax asset balance as of December 31, 2012. Based on the results for the year ended December 31, 2013, sufficient taxable profits exist and are estimated for future years resulting in a reversal of this valuation allowance as of December 31, 2013. The valuation allowance is zero as of December 31, 2013.

Our estimate of undistributed earnings of our foreign subsidiaries for which no federal or state liability has been recorded cumulatively totaled $13.9 million at December 31, 2013 and $13.5 million at December 31, 2012.  These undistributed earnings are considered to be indefinitely reinvested. However, if unanticipated distribution of those earnings were to occur in the form of dividends or otherwise, some portion of the distribution would be subject to both foreign withholding taxes and U.S. income taxes.  In the event that our position in this regard changes, determining the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation. However, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

We are subject to taxation in the United States and various states and foreign jurisdictions. Our United States federal income tax returns for tax years since 2010 are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years since 2004 are subject to examination by the state tax authorities. The total gross amount of unrecognized tax benefits as of December 31, 2013 was $5.5 million that, if recognized, would impact the effective tax rate.

The following table summarizes our cumulative gross unrecognized tax benefits for 2013, 2012 and 2011:

	2013	2012	2011
Beginning balance	$4,236	$4,978	$4,411
Increases (decreases) to prior year tax positions	391	156	494
Increases to current year tax positions	1,353	490	764
Decrease related to settlements	—	(230)	(392)
Decrease related to lapse of statute of limitations	(436)	(1,158)	(299)
Ending balance	$5,544	$4,236	$4,978

Note 7:  Products, Major Customers and Concentrations of Credit Risks

Our primary product groups are infusion therapy, critical care, oncology and other. The breakdown by market segment for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Infusion therapy	$211,249	$215,319	$198,888
Critical Care	51,484	55,519	61,400
Oncology	37,505	30,311	24,413
Other	13,478	15,751	17,494
	$313,716	$316,900	$302,195

We sell products worldwide, on credit terms on an unsecured basis, to medical product manufacturers, independent medical supply distributors, and directly to the end customer. The manufacturers and distributors, in turn, sell our products to healthcare providers. For the years ended December 31, 2013, 2012 and 2011, we had worldwide sales to one manufacturer, Hospira, of 39%, 42% and 42%, respectively, of consolidated revenue.  As of December 31, 2013, and 2012, we had accounts receivable from Hospira of 32% and 35%, respectively, of consolidated accounts receivable.

Domestic sales accounted for 71%, 75% and 74% of total revenue in 2013, 2012 and 2011, respectively. International sales, which are determined by the destination of the product shipment, accounted for 29%, 25% and 26% of total revenue in 2013, 2012 and 2011, respectively.

The table below presents our long-lived assets by country:

	As of December 31,
	2013	2012
Mexico	$49,454	47,461
Slovakia	18,422	16,224
Italy	5,428	5,027
Germany	547	212
Total foreign	$73,851	$68,924
United States	139,150	129,849
Worldwide total	$213,001	$198,773

Note 8:    Operating Leases

We lease a building in Ludenscheid, Germany which expires December 31, 2014 and have an option to extend the term.  We also lease various office equipment with expiration dates ranging from 2014 to 2016.  Our lease expense was $0.2 million in 2013, $0.2 million in 2012 and $0.2 million in 2011.  Our annual minimum future lease payments are $0.5 million in 2014, $0.2 million in 2015 and $0.1 million in 2016.

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

Note 11: Exit Activity from Italy and Germany Facilities

In 2011, our new plant in Slovakia became our European product distribution facility.  Product assembly previously done in our Italy and Germany facilities transferred to our Slovakia plant.  As a result of this, we had termination costs to certain manufacturing and operations employees from our Italy facility.  The product assembly transition from our Italy plant to the Slovakia plant was completed in March 2011.  Our Italy facility continues to support sales in Europe.  The product assembly transition from our Germany plant to the Slovakia plant was completed in the third quarter of 2011. Our Germany facility continues to support a small amount of manufacturing that is not intended to be transferred to the Slovakia plant at this time. In the year ended December 31, 2011, we recorded $0.8 million in one-time termination costs, $0.7 million in cost of goods sold and $0.1 million in sales, general and administrative expense.  There are no exit costs obligations remaining at December 31, 2013 or 2012.

Note 12:   Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date and we have $28.1 million remaining on this purchase plan. We did not repurchase any of our common stock in the year ended December 31, 2013. We expect to use the treasury stock to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

In 2013, we withheld 43,188 shares of our common stock from employee option exercises and vested restricted stock units in consideration for $3.0 million in payments for the employee's share award income tax withholding obligations. In 2013, we also withheld 96,927 shares of our common stock from option exercises with shares remitted back to us in lieu of a cash payment for the option exercise.

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

Note 15:  Quarterly Financial Data - Unaudited

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2013
Total revenue	$74,299	$78,661	$82,815	$77,941
Gross profit	36,794	38,038	40,955	38,945
Net income	8,685	7,367	11,034	13,332
Net income per share:
Basic	$0.60	$0.50	$0.75	$0.89
Diluted	$0.58	$0.48	$0.72	$0.86
2012
Total revenue	$75,511	$77,281	$81,405	$82,672
Gross profit	34,965	39,082	40,695	41,768
Net income	7,601	9,149	12,188	12,343
Net income per share:
Basic	$0.54	$0.65	$0.85	$0.86
Diluted	$0.53	$0.63	$0.82	$0.82

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

Management has used the criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.

Management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2013 based on the criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm that audited the December 31, 2013 financial statements included in this Annual Report on Form 10-K has independently assessed the effectiveness of our internal control over financial reporting and its report is below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ICU Medical, Inc.
San Clemente, CA

We have audited the internal control over financial reporting of ICU Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles").  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP

Costa Mesa, California
February 21, 2014

Item 9B.                Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table lists the names, ages, certain positions and offices held by our executive officers as of February 13, 2014.

	Age	Office Held
Vivek Jain	41	Chairman of the Board and Chief Executive Officer
Alison D. Burcar	41	Vice President of Product Development
Richard A. Costello	50	Vice President of Sales
Scott E. Lamb	51	Chief Financial Officer
Steven C. Riggs	55	Vice President of Operations

Mr. Jain joined the company on February 13, 2014 as Chairman of the Board and Chief Executive Officer. Prior to joining the company, Mr. Jain served as CareFusion Corporation's ("CareFusion") President of Procedural Solution from August 2011 to February 2014. From September 2009 until July 2011, Mr. Jain served as President, Medical Technologies and Services of CareFusion. From July 2007 until August 2009, Mr. Jain served as the Executive Vice-President-Strategy and Corporate Development of Cardinal Health. Prior to joining Cardinal Health, from May 2006 to August 2007 Mr. Jain served as Senior Vice President/Head of Healthcare Strategy, Business Development and M&A for the Philips Medical Systems business of Koninklijke Philips Electronics N.V., an electronics company. Mr. Jain was an investment banker at J.P. Morgan Securities, Inc., an investment banking firm, from July 1994 to April 2006. His last position with J.P. Morgan was as Managing Director/Co-Head of Global Healthcare Investment Banking from April 2002 to April 2006.

Ms. Burcar has served as our Vice President of Product Development since July 2009. Ms. Burcar served as our Vice President of Marketing from 2002 to July 2009, our Marketing Operations Manager from 1998 to 2002 and held research and development project/program management positions from 1995 to 1998.

Mr. Costello has served as our Vice President of Sales since 1997. Mr. Costello served as our National Sales Manager from 1996 to 1997 and as a Product Specialist from 1992 to 1996.

Mr. Lamb has served as our Chief Financial Officer since February 2008. Mr. Lamb served as our Controller from April 2003 to February 2008.  Mr. Lamb served as Senior Director of Finance for Vitalcom, Inc. from June 2000 to March 2003.

Mr. Riggs has served as our as Vice President of Operations from 2002 to October 2013 and resumed this position in February 2014. Mr. Riggs served as Acting Chief Executive Officer from October 2013 to February 2014. Mr Riggs served as our Director of Operations from 1998 to 2002 and as our Senior Manager of Quality Assurance and Quality Control from 1992 to 1998.

The information required by this item about our Board of Directors, audit committee, including the audit committee’s financial expert, and disclosure of Forms 3, 4 or 5 delinquent filers is set forth under the captions Election of Directors, Audit Committee and Compliance with Section 16(a) Beneficial Ownership Reporting Compliance in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

We have a Code of Business Conduct and Ethics for Directors and Officers. A copy is available on our website, www.icumed.com. We will disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics for Directors and Officers on our website.

Item 11. Executive Compensation.

The information required by this item is set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the caption Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

We have a 2011 Stock Incentive Plan under which we may grant restricted stock or options to purchase our common stock to our employees, directors and consultants. We had a 2001 Directors’ Stock Option Plan under which we granted options to purchase our common stock to our directors, which plan expired in November 2011. We also had a 1993 Stock Incentive Plan and a 2003 Stock Option Plan, under which we granted options to purchase common stock to the employees, which plans expired in January 2005 and May 2011, respectively. We also have an Employee Stock Purchase Plan.  All plans were approved by our stockholders.  Further information about the plans is in Note 2 to the Consolidated Financial Statements.  Certain information about the plans at December 31, 2013, is as follows:

Number of shares remaining
Number of shares to be issued upon	Weighted-average exercise	available for future issuance under
exercise of outstanding options,	price of outstanding	equity compensation plans
warrants and rights	options, warrants and rights	(excluding shares reflected in column (a))
(a)	(b)	(c)*
1,952,124	$39.26	1,285,323
 *As of December 31, 2013, there were 269,905 shares of common stock available for issuance under our Employee Stock Purchase Plan, which are included in this amount.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Director Independence in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is set forth under the caption Selection of Auditors in our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
3.1	Registrant's Certificate of Incorporation, as amended. (1)

3.2	Registrant's Bylaws, as amended and restated. (19)

10.1	Form of Indemnification Agreement with Directors and Executive Officers. (18)

10.2	Registrant's Amended and Restated 1993 Incentive Stock Plan. (2)*

10.3	Manufacture and Supply Agreement dated September 13, 1993 between Registrant and B. Braun, Inc. relating to the Protected Needle product. (3)

10.4	Supply and Distribution Agreement dated April 3, 1995 between Registrant and Abbott Laboratories, Inc. relating to the Clave product. (4)

10.5	Amended and Restated Rights Agreement dated October 18, 2007 between Registrant and American Stock Transfer & Trust Company as Rights Agent. (14)

10.6	SafeLine Agreement effective October 1, 1997 by and between Registrant and B. Braun Medical, Inc. (5)

10.7	Amendment to April 3, 1995 Supply and Distribution Agreement, dated January 1, 1999, between Registrant and Abbott Laboratories. (6)

10.8	Co-Promotion and Distribution Agreement, dated February 27, 2001 between Registrant and Abbott Laboratories. (7)

10.9	Registrant's 2001 Directors' Stock Option Plan. (8)*

10.10	Registrant's 2002 Employee Stock Purchase Plan. (8)*

10.11	Registrant's 2003 Stock Option Plan. (9)*

10.12	Amendment to April 3, 1995 Supply and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories. (10)

10.13	Amendment to February 27, 2001 Co-Promotion and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories. (10)

10.14	Manufacturing, Commercialization and Development Agreement between Registrant and Hospira, Inc. effective May 1, 2005. (11)

10.15	Employment Agreement between Registrant and George A. Lopez, M.D. effective January 1, 2011. (22)*

10.16	Letter Agreement dated July 8, 2005 between Registrant and Hospira, Inc. re: Manufacturing, Commercialization and Development Agreement effective May 1, 2005. (12)

10.17	Settlement and Release Agreement dated as of January 2, 2007 between ICU Medical, Inc. and Fulwider Patton Lee & Utecht, LLP. (13)

10.18	Executive officer compensation.*

10.19	Non-employee director compensation.*

10.20	2008 Performance-Based Incentive Plan, as amended. (22)*

10.21	Amendment No. 1 to 2001 Directors' Stock Option Plan. (16)*

10.22	Amendment No. 2 to 2001 Directors' Stock Option Plan. (16)*

10.23	Amendment No. 3 to 2001 Directors' Stock Option Plan. (16)*

10.24	Form of Executive Officer Retention Agreement. (17)*

10.25	Amended and Restated Retention Agreement between Registrant and Dr. George A. Lopez, dated November 3, 2010. (20)*

10.26	Schedule identifying parties to agreements with the Registrant substantially identical to the Form of Executive Officer Retention Agreement filed as Exhibit 10.24 hereto. (21)*

10.27	Amendment 20 to the Supply and Distribution Agreement, effective as of November 30, 2011, between ICU Medical Sales, Inc. and Hospira, Inc. (24)

10.28	Third Amendment to the Co-Promotion and Distribution Agreement, effective as of November 30, 2011, between ICU Medical Sales, Inc. and Hospira, Inc. (24)

10.29	ICU Medical, Inc. Amended 2011 Stock Incentive Plan. (23)*

10.30	Form of Executive Officer Retention Agreement - Tier 1 Employee. (25)*

10.31	Form of Executive Officer Retention Agreement - Tier 2 Employee. (25)*

14.1	Code of Business Conduct and Ethics for Directors and Officers. (15)

21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________
*Executive compensation plan or other arrangement

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an Exhibit to Registrant's Registration Statement Form S-1 (Registration No. 33-45734) filed on February 14, 1992, and incorporated herein by reference.

(2)	Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on March 4, 1999, and incorporated herein by reference.

(3)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, and incorporated herein by reference.

(4)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1995, and incorporated herein by reference.

(5)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed June 18, 1998, and incorporated herein by reference.

(6)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 23, 1999, and incorporated herein by reference.

(7)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed March 7, 2001, and incorporated herein by reference.

(8)	Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002, and incorporated herein by reference.

(9)	Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 25, 2003, and incorporated herein by reference.

(10)	Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 15, 2004, and incorporated herein by reference.

(11)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005, and incorporated herein by reference.

(12)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005, and incorporated herein by reference.

(13)	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

(14)	Filed as an Exhibit to Registrant's Registration Statement on Form 8-A/A dated October 18, 2007, and incorporated herein by reference.

(15)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 5, 2009, and incorporated herein by reference.

(16)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, and incorporated herein by reference.

(17)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 4, 2010, and incorporated herein by reference.

(18)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, and incorporated herein by reference.

(19)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed October 19, 2010, and incorporated herein by reference.

(20)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed November 5, 2010, and incorporated herein by reference.

(21)	Filed as an Exhibit to Registrant's Annual Report on Form 10-K dated February 18, 2011, and incorporated herein by reference.

(22)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011, and incorporated herein by reference.

(23)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed December 22, 2011, and incorporated herein by reference.

(25)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed November 21, 2013, and incorporated herein by reference.

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

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2011:
Allowance for doubtful accounts	$742	$551	$—	$—	$1,293

For the year ended December 31, 2012:
Allowance for doubtful accounts	$1,293	$(237)	$(58)	$—	$998
Warranty and return reserve - accounts receivable	—	386	—	—	386
Warranty and return reserve - inventory	—	(166)	—	—	(166)
Deferred tax asset valuation allowance	—	560	—	—	560

For the year ended December 31, 2013:
Allowance for doubtful accounts	$998	$185	$25	$—	$1,208
Warranty and return reserve - accounts receivable	$386	$638	$—	$(35)	$989
Warranty and return reserve - inventory	$(166)	$33	$—	$—	$(133)
Deferred tax asset valuation allowance	$560	$—	$—	$(560)	$—

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	February 21, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Jain	Chairman of the Board and	February 21, 2014
Vivek Jain	Chief Executive Office
(Principal Executive Officer)

/s/ Scott E. Lamb	Chief Financial Officer	February 21, 2014
Scott E. Lamb	(Principal Financial Officer)

/s/ Kevin J. McGrody	Controller	February 21, 2014
Kevin J. McGrody	(Principal Accounting Officer)

/s/ George A. Lopez, M.D.	Director	February 21, 2014
George A. Lopez, M.D.

/s/ Jack W. Brown	Director	February 21, 2014
Jack W. Brown

/s/ John J. Connors	Director	February 21, 2014
John J. Connors

/s/ Michael T. Kovalchik, III, M.D.	Director	February 21, 2014
Michael T. Kovalchik, III, M.D.

/s/ Joseph R. Saucedo	Director	February 21, 2014
Joseph R. Saucedo

/s/ Richard H. Sherman, M.D.	Director	February 21, 2014
Richard H. Sherman, M.D.

/s/ Robert S. Swinney, M.D.	Director	February 21, 2014
Robert S. Swinney, M.D.