Form 10-Q
period 2014-06-30
ICU MEDICAL INC/DE
filed 2014-08-11
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 21, 2014
Common	15,269,056
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$235,951	$226,022
Investment securities	79,896	70,869
Cash, cash equivalents and investment securities	315,847	296,891
Accounts receivable, net of allowance for doubtful accounts of $1,201 at June 30, 2014 and $1,208 at December 31, 2013	41,022	45,318
Inventories	37,819	34,451
Prepaid income taxes	6,651	5,966
Prepaid expenses and other current assets	6,729	7,319
Deferred income taxes	4,577	4,351
Total current assets	412,645	394,296

PROPERTY AND EQUIPMENT, net	91,899	87,861
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	7,668	8,490
DEFERRED INCOME TAXES	5,827	7,518
	$519,517	$499,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,328	$11,335
Accrued liabilities	15,798	15,551
Total current liabilities	27,126	26,886

DEFERRED INCOME TAXES	4,211	3,630
INCOME TAX LIABILITY	2,713	4,402
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued, 15,287 shares at June 30, 2014 and 15,103 shares at December 31, 2013; Outstanding, 15,268 shares June 30, 2014 and 15,102 shares at December 31, 2013	1,529	1,510
Additional paid-in capital	88,625	78,495
Treasury stock, at cost — 19 shares at June 30, 2014 and 1 shares at December 31, 2013	(1,188)	(49)
Retained earnings	395,111	382,576
Accumulated other comprehensive income	1,390	2,193
Total stockholders’ equity	485,467	464,725
	$519,517	$499,643
______________________________________________________
(1) December 31, 2013 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES:
Net sales	$78,555	$78,537	$151,668	$152,710
Other	122	124	239	250
TOTAL REVENUE	78,677	78,661	151,907	152,960
COST OF GOODS SOLD	41,135	40,623	78,338	78,128
Gross profit	37,542	38,038	73,569	74,832
OPERATING EXPENSES:				—
Selling, general and administrative	24,278	23,182	46,797	46,048
Research and development	4,566	3,906	8,197	5,809
Total operating expenses	28,844	27,088	54,994	51,857
Income from operations	8,698	10,950	18,575	22,975
OTHER INCOME	207	212	417	380
Income before income taxes	8,905	11,162	18,992	23,355
PROVISION FOR INCOME TAXES	(3,027)	(3,795)	(6,457)	(7,303)
NET INCOME	$5,878	$7,367	$12,535	$16,052
NET INCOME PER SHARE
Basic	$0.39	$0.50	$0.83	$1.10
Diluted	$0.38	$0.48	$0.81	$1.06
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	15,242	14,617	15,170	14,562
Diluted	15,362	15,216	15,439	15,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$5,878	$7,367	$12,535	$16,052
Other comprehensive income (loss), net of tax of $(206) and $230 for the three months ended June 30, 2014 and 2013, respectively and $(227) and $(263) for the six months ended June 30, 2014 and 2013, respectively:

Foreign currency translation adjustment	(727)	1,149	(803)	(1,221)
Comprehensive income	$5,151	$8,516	$11,732	$14,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,535	$16,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,666	9,589
Provision for doubtful accounts	3	40
Provision for warranty and returns	(597)	16
Stock compensation	4,459	2,822
Loss (gain) on disposal of property and equipment	2	(20)
Bond premium amortization	1,060	1,338
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	4,786	(623)
Inventories	(3,456)	(186)
Prepaid expenses and other assets	548	649
Accounts payable	(134)	208
Accrued liabilities	498	(1,035)
Income taxes, including excess tax benefits and deferred income taxes	(95)	(2,894)
Net cash provided by operating activities	29,275	25,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,729)	(11,781)
Proceeds from sale of asset	5	20
Intangible asset additions	(377)	(633)
Purchases of investment securities	(60,090)	(45,368)
Proceeds from sale of investment securities	49,863	49,650
Net cash used by investing activities	(23,328)	(8,112)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,016	3,921
Proceeds from employee stock purchase plan	1,384	1,267
Tax benefits from exercise of stock options	1,985	3,084
Purchase of treasury stock	(5,835)	(1,792)
Net cash provided by financing activities	4,550	6,480
Effect of exchange rate changes on cash	(568)	(636)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,929	23,688
CASH AND CASH EQUIVALENTS, beginning of period	226,022	146,900
CASH AND CASH EQUIVALENTS, end of period	$235,951	$170,588

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$140	$228

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2014 and 2013
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

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") number 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations and adds additional disclosures on discontinued operations. ASU 2014-08 improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entities operations and financial results. Under current U.S. GAAP, disposals of small groups of assets that are recurring in nature and do not change an entity's strategy currently qualify for discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. We do not anticipate a material impact on our consolidated financial statements from adoption of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently assessing the impact that adopting this new accounting update will have on our consolidated financial statements and footnote disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.
We are currently assessing the impact that adopting this new accounting update will have on our consolidated financial statements and footnote disclosures.

Note 3:	Fair Value Measurement

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. As of June 30, 2014, we had $5.6 million of our investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets, and $74.3 million of our investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities, corporate bonds and commercial paper and have observable market based inputs such as quoted prices, interest rates and yield curves. The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at June 30, 2014 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$79,896	$5,560	$74,336	$—
	$79,896	$5,560	$74,336	$—

	Fair value measurements at December 31, 2013 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$70,869	$3,205	$67,664	$—
	$70,869	$3,205	$67,664	$—

Note 4: Investment Securities

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive loss in the stockholders' equity section of our consolidated balance sheets. We had no gross unrealized gains or losses on available-for-sale securities at June 30, 2014 or December 31, 2013. The scheduled maturities of the debt securities are between 2014 and 2045 and are all callable within one year. The investment securities consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Federal tax-exempt debt securities	$18,524	$21,968
Corporate bonds	51,584	45,696
Commercial paper	4,228	—
Certificates of deposit	5,560	3,205
	$79,896	$70,869

Note 5: Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw material	$21,304	$21,867
Work in process	4,476	2,749
Finished goods	12,039	9,835
Total	$37,819	$34,451

Note 6:	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013
Machinery and equipment	$91,947	$84,317
Land, building and building improvements	64,316	64,238
Molds	32,737	30,813
Computer equipment and software	22,403	21,625
Furniture and fixtures	3,655	3,552
Construction in progress	10,146	8,456
Total property and equipment, cost	225,204	213,001
Accumulated depreciation	(133,305)	(125,140)
Net property and equipment	$91,899	$87,861

Note 7:	Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 266,000 and 9,000 for the three months ended June 30, 2014 and June 30, 2013, respectively. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 235,000 and 5,000 for the six months ended June 30, 2014 and June 30, 2013, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$5,878	$7,367	$12,535	$16,052
Weighted average number of common shares outstanding (for basic calculation)	15,242	14,617	15,170	14,562
Dilutive securities	120	599	269	585
Weighted average common and common equivalent shares outstanding (for diluted calculation)	15,362	15,216	15,439	15,147
EPS — basic	$0.39	$0.50	$0.83	$1.10
EPS — diluted	$0.38	$0.48	$0.81	$1.06

Note 8:	Major Customer

We had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 36% and 42% of total revenue for the three months ended June 30, 2014 and 2013, respectively, and 35% and 40% of total revenue for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and December 31, 2013, we had accounts receivable from Hospira of 33% and 32% of consolidated accounts receivable, respectively.

Note 9:	Income Taxes

Income taxes were accrued at an estimated effective tax rate of 34% and 31% in the first half of 2014 and 2013, respectively. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items.

Note 10:	Commitments and Contingencies

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

Note 11:	Subsequent Event

In late July 2014, we reorganized our U. S. commercial organization, resulting in a reduction in force. We will have a restructuring charge in third quarter of 2014, primarily comprised of severance expenses, estimated to be approximately $3.0 million.

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

Business Overview

In the early 1990s, we launched the Clave, an innovative one-piece, needlefree infusion connection device. The Clave is a leader in worldwide connector sales. The Clave's unique design ensures compliance with needlefree policies because it is rendered non-functional when use of a needle is attempted. Our Clave products accounted for 35% of our revenues in 2013.

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

Our largest customer is Hospira.  Hospira accounted for 35%, 39% and 42% of our worldwide revenues in the first six months of 2014 and each of the years ended 2013 and 2012, respectively. Our relationship with Hospira has been and will continue to be important for our growth.  We currently manufacture custom I.V. sets for sale by Hospira and jointly promote the products under the name SetSource. We expect revenues from sales of Clave products, custom infusion sets and new products to Hospira to remain a significant percentage of our revenues.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market. We expect that Hospira will continue to be important to our growth for Clave, custom infusion sets and our other products worldwide.

Revenues for the first six months of 2014 and the years ended 2013 and 2012 were $151.9 million, $313.7 million and $316.9 million, respectively. We currently sell substantially all of our products to medical product manufacturers, independent distributors and through direct sales to the end user. Most of our independent distributors handle the full line of our infusion administration products.  We sell our I.V. administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases Clave products, principally bulk, non-sterile connectors and oncology products.  Under a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend through most of 2018.  We sell invasive monitoring and angiography products to independent distributors and through direct sales.  We also sell certain other products to a number of other medical product manufacturers.

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

The following table sets forth, for the periods indicated, total revenues by market segment as a percentage of total revenues.

	Three months ended June 30,		Six months ended June 30,		Fiscal year ended
Market segment	2014	2013	2014	2013	2013	2012
Infusion therapy	70%	71%	70%	72%	71%	72%
Critical care	17%	16%	18%	17%	17%	17%
Oncology	12%	12%	12%	11%	12%	10%
Other	1%	1%	—%	—%	—%	1%
	100%	100%	100%	100%	100%	100%

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

Quarter-to-Quarter Comparisons

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and six months ended June 30, 2014 and 2013 and the year ended December 31, 2013, the percentages of each income statement caption in relation to total revenues.

	Percentage of revenues
	Three months ended June 30,		Six months ended June 30,		Fiscal year
	2014	2013	2014	2013	2013
Total revenues	100%	100%	100%	100%	100%
Gross margin	48%	48%	48%	49%	49%
Selling, general and administrative expenses	31%	29%	31%	30%	28%
Research and development expenses	6%	5%	5%	4%	4%
Total operating expenses	37%	34%	36%	34%	32%
Income from operations	11%	14%	12%	15%	17%
Other income	—%	—%	—%	—%	—%
Income before income taxes	11%	14%	12%	15%	17%
Income taxes	4%	5%	4%	5%	4%
Net income	7%	9%	8%	10%	13%

Subsequent Event

In late July 2014, we reorganized our U. S. commercial organization, resulting in a reduction in force. We will have a restructuring charge in third quarter of 2014, primarily comprised of severance expenses, estimated to be approximately $3.0 million. Our sales expenses will be favorably impacted from this reduction in force beginning in the third quarter of 2014.

Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013

Revenues were $78.7 million in the second quarter of 2014 and in the second quarter of 2013.

Infusion Therapy:   Net infusion therapy sales were $55.3 million in the second quarter of 2014, a decrease of $0.9 million, or 2%, from the second quarter of 2013. Domestic infusion therapy sales were $40.5 million in the second quarter of 2014, a decrease of $2.6 million, or 6%, from the second quarter of 2013. The decrease in domestic infusion therapy was primarily from $3.2 million in lower sales to Hospira, partially offset by $0.6 million in increased domestic sales to distributors and direct customers. International infusion therapy sales were $14.8 million in the second quarter of 2014, an increase of $1.7 million, or 13%, from the second quarter of 2013. The increase in international infusion therapy sales is from higher unit sales and higher average selling prices ("ASPs") due to change in product mix outside of Europe.

Critical Care: Net critical care sales were $13.7 million in the second quarter of 2014, an increase of $1.0 million, or 8%, from the second quarter of 2013. Domestic critical care sales were $9.9 million in the second quarter of 2014, an increase of $0.4 million, or 4%, from the second quarter of 2013 due to higher unit sales and higher average selling prices due to change in product mix. International critical care sales were $3.8 million in the second quarter of 2014, an increase of $0.6 million, or 18%, from the second quarter of 2013 due to higher unit sales and higher ASPs due to change in product mix inside and outside of Europe.

Oncology: Net oncology sales were $9.3 million in the second quarter of 2014 and $9.4 million in the second quarter of 2013. Domestic oncology sales were $3.9 million in the second quarter of 2014, a decrease of $0.2 million, or 5%, from the second quarter of 2013. The decrease in domestic oncology was from lower unit sales to Hospira. International oncology sales were $5.4 million in the second quarter of 2014, an increase of $0.1 million, or 4%, from the second quarter of 2013 due to higher unit sales outside of Europe.

Gross margins for the second quarters of 2014 and 2013 were 47.7% and 48.4%, respectively. The decrease in gross margin was due to unfavorable change in product mix and temporary rework on one of our product lines, partially offset by lower logistic expenses.

Selling, general and administrative expenses (“SG&A”) were $24.3 million, or 31% of revenues, in the second quarter of 2014, compared with $23.2 million, or 29%, of revenues in second quarter of 2013.  The increase in SG&A expenses is primarily from $1.0 million in higher stock compensation expense.

Research and development expenses (“R&D”) were $4.6 million, or 6% of revenue, in the second quarter of 2014 compared to $3.9 million, or 5%, of revenue in the second quarter of 2013.  The increase in R&D expenses was primarily from increased compensation and benefits expenses from an increase in employees and increased external R&D project expenses. Our R&D team focuses on filling in product line gaps and product enhancements for our product line target markets and creating additional market opportunities.

Other income was $0.2 million in the second quarter of 2014 and in the second quarter of 2013.

Income taxes were accrued at an estimated effective tax rate of 34% in the second quarter of 2014 and in the second quarter of 2013.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues were $151.9 million in the first six months of 2014, compared to $153.0 million in the first six months of 2013.

Infusion Therapy:  Net infusion therapy sales were $106.1 million in the first six months of 2014, a decrease of $3.3 million, or 3%, from the first six months of 2013. Domestic infusion therapy sales were $75.7 million in the first six months of 2014, a decrease of $6.4 million, or 8%, from the first six months of 2013. The decrease in domestic infusion therapy was from $7.5 million in lower sales to Hospira, partially offset by $1.1 million in increased domestic sales to distributors and direct customers. International infusion therapy sales were $30.4 million in the first six months of 2014, an increase of $3.1 million, or 11%, from the first six months of 2013. The increase in international infusion therapy sales is primarily from higher unit sales and higher ASPs due to change in product mix outside of Europe.

Net critical care sales were $26.8 million in the first six months of 2014, an increase of $1.4 million, or 6%, from the first six months of 2013. Domestic critical care sales were $19.2 million in the first six months of 2014, an increase of $0.5 million, or 3%, from the first six months of 2013 due to higher unit sales and higher average selling prices due to change in product mix. International critical care sales were $7.6 million in the first six months of 2014, an increase of $0.9 million, or 13%, from the first six months of 2013 due to higher unit sales and higher ASPs due to change in product mix inside and outside of Europe.

Net oncology sales were $18.3 million in the first six months of 2014, an increase of $0.8 million, or 5%, from the first six months of 2013. Domestic oncology sales were $7.8 million in the first six months of 2014, an increase of $0.3 million, or 4%, from the first six months of 2013. The increase in domestic oncology was from higher unit sales to distributors and direct customers. International oncology sales were $10.5 million in the first six months of 2014, an increase of $0.5 million, or 5%, from the first six months of 2013 due to higher unit sales in Europe.

Gross margins for the first half of 2014 and 2013 were 48.4% and 48.9%, respectively.  The decrease in gross margin was due to unfavorable change in product mix and temporary rework of one of our product lines, partially offset by lower logistic expenses.

SG&A were $46.8 million, or 31% of revenues, in the first six months of 2014, compared with $46.0 million, or 30% of revenues, in the first six months of 2013.  The increase was primarily from $1.5 million in higher stock compensation expense and $0.8 million in higher legal expenses, partially offset by $0.9 million in lower travel expenses and $0.6 million in lower incentive compensation expenses.

R&D were $8.2 million, or 5% of revenue, in the first six months of 2014 compared to $5.8 million, or 4% of revenue, in the first six months of 2013.  The increase in R&D expenses was primarily from increased compensation and benefit expenses from an increase in R&D employees and increased external R&D project expenses.

Other income was $0.4 million in the first six months of 2014 and in the first six months of 2013.

Income taxes were accrued at an estimated effective tax rate of 34% in the first six months of 2014 compared to 31% in the first six months of 2013.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items.

Liquidity and Capital Resources

During the first six months of 2014, our cash, cash equivalents and investment securities increased by $18.9 million from $296.9 million at December 31, 2013 to $315.8 million at June 30, 2014.

Operating Activities: Our cash provided by operating activities is subject to fluctuations, principally from changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $29.3 million in the first six months of 2014. Net income plus adjustments for non-cash net expenses contributed $27.1 million to cash provided by operations. Changes in operating assets and liabilities contributed $2.1 million to cash provided by operations. The $4.8 million decrease in accounts receivable and $3.5 million increase in inventory were the largest changes in operating assets and liabilities. The decrease in accounts receivable was primarily due to improved day sales outstanding and from lower revenue in the second quarter of 2014 compared to the fourth quarter of 2013. The increase in inventory was primarily due to higher finished goods inventory and work in progress inventory.

Investing Activities:  Our cash used by investing activities was $23.3 million in the first six months of 2014, which was primarily comprised of $12.7 million in capital purchases and net investment purchases of $10.2 million. Our property, plant and equipment purchases were primarily for the plant expansion, machinery, equipment and mold additions in our Salt Lake City plant, machinery and equipment additions in our Mexico plant and investments in IT that benefit world-wide operations.

While we can provide no assurances, we estimate that our capital expenditures in 2014 will approximate $16.0 million to $19.0 million. The construction for the expansion of our Salt Lake City plant was completed in June 2014. Capital expenditures for the plant expansion were approximately $7.0 million in the first six months of 2014. We also anticipate making additional investments in molds, machinery and equipment in our manufacturing operations in the United States and Mexico to support new and existing products and investments in IT that benefit world-wide operations. We expect to use our cash and investments to fund our capital purchases. These planned amounts of spending are estimates and actual spending may substantially differ from these amounts.

Financing Activities:  Our cash provided by financing activities was $4.6 million in the first six months of 2014. Cash and tax benefits provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan was $10.4 million in the first six months of 2014. In the first six months of 2014, we withheld 2,763 shares of our common stock from option exercises and 4,232 shares of our common stock from vested restricted stock units as consideration for $0.2 million in payments for the employee's share award tax withholding obligations.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  We purchased $5.6 million in our common stock in the first half of 2014, all in the first quarter. As of June 30, 2014, we purchases $17.5 million of our common stock pursuant to this plan, leaving a balance of $22.5 million available for future purchases. This plan has no expiration date. We may purchase additional shares in future quarters and expect we would use our cash and investments to fund the share purchases.

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

As of June 30, 2014, we have $17.8 million of cash and cash equivalents held by our foreign subsidiaries, the majority of which is available to fund foreign operations and obligations.

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

Contractual Obligations

We have contractual obligations, at June 30, 2014, of approximately the amount set forth in the table below. This amount excludes inventory related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $2.7 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2014	2015	2016	2017
Operating leases	$361	$147	$151	$63	—
Service agreements	256	227	13	13	3
Purchase obligations	4,394	4,394	—	—	—
	$5,011	$4,768	$164	$76	3

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

New Accounting Pronouncements

See Note 2 to Part I, Item 1.  Financial Statements.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we identify them by using words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "will," "continue," "could," "may," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•
future growth; future operating results and various elements of operating results, including future expenditures on sales and marketing and product development; future sales of products; expected increases or decreases in sales; production costs; gross margins; litigation expense; SG&A and R&D expenses; future costs of expanding our business; income; losses; cash flow; capital expenditures; source and sufficiency of funds for capital purchases and operations; tax rates; changes in working capital items such as receivables and inventory; selling prices; and income taxes;

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; expansion in international markets and use of foreign currency, selling prices; foreign exchange rate fluctuations, economic conditions in European and other international markets; future increases or decreases in sales of certain products and in certain markets and distribution channels; increases in systems capabilities; introduction and sales of new products; planned increases in marketing efforts; inventory requirements; planned capital purchases for molds, machinery and equipment in our manufacturing operations and investments in information technology; results of R&D; business seasonality and fluctuations in quarterly results; customer ordering patterns, production scheduling and inventory levels and the effects of new accounting pronouncements; and

•
expansion of our custom products business; expectations regarding revenues from our custom infusion sets, custom critical care and custom oncology products and the importance of these products in the future; our focus on increasing product development, acquisition, sales and marketing efforts to custom products and similar products; new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; future sales to and revenues from Hospira and the importance of Hospira to our growth and our positioning with respect to new product introductions and market share; expectations regarding days' sales outstanding in Hospira accounts receivable; the outcome of our strategic initiatives; outcome of litigation; competitive and market factors, including continuing development of competing products by other manufacturers; our dependence on securing long-term contracts with large healthcare providers and major buying organizations; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; our expectations regarding liquidity and capital resources over the next twelve months; future share repurchases; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Financial Market Risk

We had a portfolio of federal tax-exempt state and municipal government bonds, corporate bonds, commercial paper and certificates of deposit of $79.9 million as of June 30, 2014.  The securities are all “investment grade”, comprised of $17.8 million of pre-refunded municipal securities, $0.7 million of non-pre-refunded municipal securities, $51.6 million in corporate bonds, $4.2 million in commercial paper and $5.6 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.5 million to investment income based on the investment securities balance at June 30, 2014.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at June 30, 2014 was approximately €17.3 million. We also have approximately €49.7 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the June 30, 2014 spot rate would impact our consolidated amounts on these balance sheet items by approximately $9.1 million, or 2.7% of these net assets. We expect that in the future, with the growth of our European distribution operation, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Sales from the U.S. to foreign distributors are denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, although principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2013 and our manufacturing spending from 2013 would have impacted 2013 cost of goods sold by approximately $2.4 million.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following is a summary of our stock repurchasing activity during the second quarter of 2014:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
04/01/2014 — 04/30/2014	—	$—	—	$22,522,000
05/01/2014 — 05/31/2014	—	—	—	22,522,000
06/01/2014 — 06/30/2014	—	—	—	22,522,000
Second quarter of 2014 total	—	$—	—	$22,522,000

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation (1)

Exhibit 10.1	Employment Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013*

Exhibit 10.2	Amended and Restated Retention Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________________________________
* Executive compensation plan or other arrangement
(1) Filed as an Exhibit to Registrant's Current Report on Form 8-K filed June 10, 2014, and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	August 11, 2014
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1	Employment Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013

Exhibit 10.2	Amended and Restated Retention Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document