Form 10-Q
period 2014-09-30
ICU MEDICAL INC/DE
filed 2014-11-10
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: September 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 21, 2014
Common	15,365,170
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$252,241	$226,022
Investment securities	77,503	70,869
Cash, cash equivalents and investment securities	329,744	296,891
Accounts receivable, net of allowance for doubtful accounts of $1,141 at September 30, 2014 and $1,208 at December 31, 2013	35,354	45,318
Inventories	38,248	34,451
Prepaid income taxes	9,381	5,966
Prepaid expenses and other current assets	5,372	7,319
Deferred income taxes	6,404	4,351
Total current assets	424,503	394,296

PROPERTY AND EQUIPMENT, net	88,532	87,861
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	7,394	8,490
DEFERRED INCOME TAXES	5,809	7,518
	$527,716	$499,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,932	$11,335
Accrued liabilities	17,318	15,551
Total current liabilities	29,250	26,886

DEFERRED INCOME TAXES	4,325	3,630
INCOME TAX LIABILITY	2,713	4,402
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued, 15,360 shares at September 30, 2014 and 15,103 shares at December 31, 2013; Outstanding, 15,360 shares September 30, 2014 and 15,102 shares at December 31, 2013	1,536	1,510
Additional paid-in capital	93,900	78,495
Treasury stock, at cost — 0 shares at September 30, 2014 and 1 shares at December 31, 2013	(1)	(49)
Retained earnings	401,539	382,576
Accumulated other comprehensive income	(5,546)	2,193
Total stockholders’ equity	491,428	464,725
	$527,716	$499,643
______________________________________________________
(1) December 31, 2013 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES:
Net sales	$77,329	$82,709	$228,997	$235,419
Other	128	106	367	356
TOTAL REVENUE	77,457	82,815	229,364	235,775
COST OF GOODS SOLD	39,310	41,860	117,648	119,988
Gross profit	38,147	40,955	111,716	115,787
OPERATING EXPENSES:				—
Selling, general and administrative	21,843	22,399	68,640	68,447
Research and development	5,055	3,140	13,252	8,949
Restructuring charges	2,840	—	2,840	—
Total operating expenses	29,738	25,539	84,732	77,396
Income from operations	8,409	15,416	26,984	38,391
OTHER INCOME	155	190	572	570
Income before income taxes	8,564	15,606	27,556	38,961
PROVISION FOR INCOME TAXES	(2,136)	(4,572)	(8,593)	(11,875)
NET INCOME	$6,428	$11,034	$18,963	$27,086
NET INCOME PER SHARE
Basic	$0.42	$0.75	$1.25	$1.85
Diluted	$0.42	$0.72	$1.22	$1.79
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	15,319	14,684	15,220	14,603
Diluted	15,488	15,324	15,497	15,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$6,428	$11,034	$18,963	$27,086
Other comprehensive income (loss), net of tax of $(1,833) and $713 for the three months ended September 30, 2014 and 2013, respectively and $(2,060) and $450 for the nine months ended September 30, 2014 and 2013, respectively:

Foreign currency translation adjustment	(6,936)	3,223	(7,739)	2,002
Comprehensive income (loss)	$(508)	$14,257	$11,224	$29,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,963	$27,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,642	14,451
Provision for doubtful accounts	3	40
Provision for warranty and returns	(488)	124
Stock compensation	6,990	4,133
Loss (gain) on disposal of property and equipment	8	(20)
Bond premium amortization	1,599	2,045
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	9,433	(2,538)
Inventories	(4,655)	2,471
Prepaid expenses and other assets	2,146	1,572
Accounts payable	681	(790)
Accrued liabilities	2,123	(1,236)
Income taxes, including excess tax benefits and deferred income taxes	(3,098)	(5,094)
Net cash provided by operating activities	48,347	42,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,924)	(15,223)
Proceeds from sale of asset	5	21
Intangible asset additions	(709)	(839)
Purchases of investment securities	(78,993)	(71,919)
Proceeds from sale of investment securities	69,470	76,681
Net cash used by investing activities	(25,151)	(11,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,105	5,016
Proceeds from employee stock purchase plan	2,485	2,457
Tax benefits from exercise of stock options	2,734	4,567
Purchase of treasury stock	(5,836)	(3,033)
Net cash provided by financing activities	8,488	9,007
Effect of exchange rate changes on cash	(5,465)	1,158
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,219	41,130
CASH AND CASH EQUIVALENTS, beginning of period	226,022	146,900
CASH AND CASH EQUIVALENTS, end of period	$252,241	$188,030

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$100	$273

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2014 and 2013
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

Note 2:	Restructuring Charges

In the third quarter of 2014, we reorganized our selling and corporate infrastructure, resulting in a reduction in workforce of 61 employees. The $2.8 million restructuring charge is presented as a separate line item on our statements of income and is comprised of one-time employee termination benefits and other associated costs. We have $2.1 million accrued for the restructuring charges as of September 30, 2014.

Note 3:	New Accounting Pronouncements

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

Note 4:	Fair Value Measurement

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. As of September 30, 2014, we had $5.7 million of our investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets, and $71.8 million of our investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities, corporate bonds and commercial paper and have observable market based inputs such as quoted prices, interest rates and yield curves. The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at September 30, 2014 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$77,503	$5,665	$71,838	$—
	$77,503	$5,665	$71,838	$—

	Fair value measurements at December 31, 2013 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$70,869	$3,205	$67,664	$—
	$70,869	$3,205	$67,664	$—

Note 5: Investment Securities

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive loss in the stockholders' equity section of our consolidated balance sheets. We had no gross unrealized gains or losses on available-for-sale securities at September 30, 2014 or December 31, 2013. The scheduled maturities of the debt securities are between 2014 and 2045 and are all callable within one year. The investment securities consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Federal tax-exempt debt securities	$14,828	$21,968
Corporate bonds	50,713	45,696
Commercial paper	6,297	—
Certificates of deposit	5,665	3,205
	$77,503	$70,869

Note 6: Inventories

Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Raw material	$23,066	$21,867
Work in process	4,188	2,749
Finished goods	10,994	9,835
Total	$38,248	$34,451

Note 7:	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Machinery and equipment	$91,027	$84,317
Land, building and building improvements	71,768	64,238
Molds	32,782	30,813
Computer equipment and software	22,857	21,625
Furniture and fixtures	3,619	3,552
Construction in progress	2,065	8,456
Total property and equipment, cost	224,118	213,001
Accumulated depreciation	(135,586)	(125,140)
Net property and equipment	$88,532	$87,861

Note 8:	Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 211,000 for the three months ended September 30, 2014. There were no anti-dilutive options for the three months ended September 30, 2013. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 235,000 and 8,000 for nine months ended September 30, 2014 and September 30, 2013, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$6,428	$11,034	$18,963	$27,086
Weighted average number of common shares outstanding (for basic calculation)	15,319	14,684	15,220	14,603
Dilutive securities	169	640	277	536
Weighted average common and common equivalent shares outstanding (for diluted calculation)	15,488	15,324	15,497	15,139
EPS — basic	$0.42	$0.75	$1.25	$1.85
EPS — diluted	$0.42	$0.72	$1.22	$1.79

Note 9:	Major Customer

We had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 37% and 40% of total revenue for the three months ended September 30, 2014 and 2013, respectively, and 36% and 40% of total revenue for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014 and December 31, 2013, we had accounts receivable from Hospira of 30% and 32% of consolidated accounts receivable, respectively.

Note 10:	Income Taxes

Income taxes were accrued at an estimated effective tax rate of 31% and 30% in the first nine months of 2014 and 2013, respectively. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items related to the conclusion of state tax examinations.

Note 11:	Commitments and Contingencies

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

We are a leader in the development, manufacture and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  Our products help clinicians improve patient outcomes by minimizing bacterial ingress that can cause bloodstream infections and preventing exposure to infectious diseases or hazardous drugs.  Our product line includes needlefree vascular access devices, custom infusion sets, closed system hazardous drug handling devices and systems, advanced sensor catheters, needlefree closed blood sampling systems and innovative hemodynamic monitoring systems.

Business Overview

In the early 1990s, we launched the Clave, an innovative one-piece, needlefree infusion connection device. The Clave is a leader in worldwide connector sales. The Clave's unique design ensures compliance with needlefree policies because it is rendered non-functional when use of a needle is attempted. ~~Our Clave products accounted for 35% of our revenues in 2013.~~

In the late 1990s, we commenced a transition from a product-centered company to an innovative, fast, efficient, low-cost manufacturer of custom infusion sets, using processes that we believe can be readily applied to a variety of disposable medical devices. This strategy has enabled us to capture revenue on the entire infusion delivery system, and not just a component of the system.  We have furthered this effort to include all of our proprietary devices beyond the Clave.

One of our growth strategies is through acquisitions of companies, assets or product lines. We are continuously exploring acquisition opportunities, however there is no assurance that we will be successful in finding future acquisition opportunities or integrating new product lines into our existing business.

Another strategy for reducing our dependence on our current proprietary products has been to introduce new products. In 2013, we introduced the ChemoLock closed system transfer device. ChemoLock prevents the escape of hazardous drug or vapor concentrations, blocks the transfer of environmental contaminants into the system, and eliminates needlestick injuries. In 2011 and 2012, we introduced the Neutron, a catheter patency device using Clave technology, the NanoClave, a smaller Clave product designed for neonatal and pediatric patients and the Diana Hazardous Drug Compounding System, an automated sterile compounding system for preparing hazardous drugs. We can provide no assurance that we will be able to successfully manufacture, market and sell these new products.

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

Our products are used in hospitals and alternate medical sites in more than 55 countries throughout the world. We categorize our products into three main market segments: Infusion Therapy, Critical Care and Oncology. In prior periods, we included Tego needlefree hemodialysis connector and Lopez enteral valve under "Other". The Tego is now included under Infusion Therapy. The Lopez Valve is now included under Critical Care. Our primary products include:

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
•Catheters
◦Advanced sensor catheters
◦Pulmonary artery thermodilution catheters
◦Central venous oximetry catheters
◦Multi-lumen central venous catheters
•Custom angiography and interventional radiology kits
•Lopez enteral valve

Oncology
•ChemoLock closed system transfer device and components
•ChemoClave closed system transfer device and components including:
◦Genie closed vial access device
◦Spiros closed male luer
•Custom preparation and administration sets and accessories
•Diana hazardous drug compounding system

Our largest customer is Hospira.  Hospira accounted for 36%, 39% and 42% of our worldwide revenues in the first nine months of 2014 and each of the years ended 2013 and 2012, respectively. Our relationship with Hospira has been and will continue to be important for our growth.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market. We expect revenues from infusion therapy sales and new products to Hospira to remain a significant percentage of our revenues and to continue to be important to our worldwide growth.

Revenues for the first nine months of 2014 and the years ended 2013 and 2012 were $229.4 million, $313.7 million and $316.9 million, respectively. We currently sell substantially all of our products to medical product manufacturers, independent distributors and through direct sales to the end user. Most of our independent distributors handle the full line of our infusion administration products.  We sell our I.V. administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases Clave products, principally bulk, non-sterile connectors and oncology products.  Under a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend through most of 2018.  We sell invasive monitoring and angiography products to independent distributors and through direct sales.  We also sell certain other products to a number of other medical product manufacturers.

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

The following table sets forth, for the periods indicated, total revenues by market segment as a percentage of total revenues.

	Three months ended September 30,		Nine months ended September 30,		Fiscal year ended
Market segment	2014	2013	2014	2013	2013	2012
Infusion therapy	71%	71%	69%	71%	71%	72%
Critical care	17%	17%	18%	17%	17%	17%
Oncology	12%	12%	12%	12%	12%	10%
Other	—%	—%	1%	—%	—%	1%
	100%	100%	100%	100%	100%	100%

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

Quarter-to-Quarter Comparisons

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013, the percentages of each income statement caption in relation to total revenues.

	Percentage of revenues
	Three months ended September 30,		Nine months ended September 30,		Fiscal year
	2014	2013	2014	2013	2013
Total revenues	100%	100%	100%	100%	100%
Gross margin	49%	49%	49%	49%	49%
Selling, general and administrative expenses	28%	27%	30%	29%	28%
Research and development expenses	7%	3%	6%	4%	4%
Restructuring charges	3%	—%	1%	—%	—%
Total operating expenses	38%	30%	37%	33%	32%
Income from operations	11%	19%	12%	16%	17%
Other income	—%	—%	—%	—%	—%
Income before income taxes	11%	19%	12%	16%	17%
Income taxes	3%	6%	4%	5%	4%
Net income	8%	13%	8%	11%	13%

Restructuring Charges

In the third quarter of 2014, we reorganized our selling and corporate infrastructure, resulting in a reduction in workforce of 61 employees. The $2.8 million restructuring charge is presented as a separate line item on our statements of income and is comprised of one-time employee termination benefits and other associated costs. We have $2.1 million accrued for the restructuring charges as of September 30, 2014 and expect the majority of this accrual to be paid out in the fourth quarter of 2014 and the first quarter of 2015.

Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013

Revenues were $77.5 million in the third quarter of 2014 and $82.8 million in the third quarter of 2013.

Infusion Therapy:   Net infusion therapy sales were $54.9 million in the third quarter of 2014, a decrease of $3.6 million, or 6%, from the third quarter of 2013. Domestic infusion therapy sales were $41.0 million in the third quarter of 2014, a decrease of $4.1 million, or 9%, from the third quarter of 2013. The decrease in domestic infusion therapy was from $3.1 million in lower sales to Hospira and $1.0 million in lower direct domestic sales. International infusion therapy sales were $13.9 million in the third quarter of 2014, an increase of $0.5 million, or 4%, from the third quarter of 2013. The increase in international infusion therapy sales was from higher unit sales and higher average selling prices ("ASPs") due to change in product mix inside and outside of Europe.

Critical Care: Net critical care sales were $12.8 million in the third quarter of 2014, a decrease of $1.4 million, or 10%, from the third quarter of 2013. Domestic critical care sales were $9.1 million in the third quarter of 2014, a decrease of $1.4 million, or 13%, from the third quarter of 2013 due to lower unit sales and lower average selling prices due to change in product mix. International critical care sales were $3.7 million in the third quarter of 2014 and in the third quarter of 2013, a $0.3 million decrease in critical care sales in Europe was offset by a $0.3 million increase in international critical care sales outside of Europe.

Oncology: Net oncology sales were $9.4 million in the third quarter of 2014, a decrease of $0.5 million, or 5%, from the third quarter of 2013. Domestic oncology sales were $4.3 million in the third quarter of 2014, a decrease of $0.2 million, or 4%, from the third quarter of 2013, due to a decrease in domestic oncology sales to Hospira of $0.8 million due to lower unit sales, offset by an increase in direct domestic oncology sales of $0.6 million due to higher unit sales. International oncology sales were $5.1 million in the third quarter of 2014, a decrease of $0.3 million, or 6%, from the third quarter of 2013 due to lower unit sales outside of Europe.

Gross margins for the third quarters of 2014 and 2013 were 49.2% and 49.4%, respectively. The decrease in gross margin was primarily due to unfavorable change in product mix, partially offset by lower logistic expenses.

Selling, general and administrative expenses (“SG&A”) were $21.8 million, or 28% of revenues, in the third quarter of 2014, compared with $22.4 million, or 27%, of revenues in third quarter of 2013.  The decrease in SG&A expenses is primarily from $0.7 million in lower compensation and benefits and $0.7 million in lower travel expenses, partially offset by $1.1 million in higher stock compensation expense. The decreases in compensation and benefits and travel expenses were primarily due to the restructuring of our sales organization in the third quarter of 2014, resulting in a reduction in workforce.

Research and development expenses (“R&D”) were $5.1 million, or 7% of revenue, in the third quarter of 2014 compared to $3.1 million, or 3%, of revenue in the third quarter of 2013.  The increase in R&D expenses was primarily from increased compensation and benefits expenses from an increase in employees and increased external R&D project expenses. Our R&D team focuses on filling in product line gaps and product enhancements for our product line target markets and creating additional market opportunities.

Restructuring charges were $2.8 million, or 3% of revenues, in the third quarter of 2014. We reorganized our selling and corporate infrastructure in the third quarter of 2014, resulting in a reduction in workforce of 61 employees. The restructuring charges are comprised of one-time employee termination benefits and other associated costs.

Other income was $0.2 million in the third quarter of 2014 and in the third quarter of 2013.

Income taxes were accrued at an estimated effective tax rate of 25% in the third quarter of 2014 and 29% in the third quarter of 2013.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues were $229.4 million in the first nine months of 2014, compared to $235.8 million in the first nine months of 2013.

Infusion Therapy:  Net infusion therapy sales were $159.3 million in the first nine months of 2014, a decrease of $7.1 million, or 4%, from the first nine months of 2013. Domestic infusion therapy sales were $115.2 million in the first nine months of 2014, a decrease of $10.7 million, or 9%, from the first nine months of 2013. The decrease in domestic infusion therapy was primarily from $10.6 million in lower sales to Hospira, due to lower unit sales. International infusion therapy sales were $44.0 million in the first nine months of 2014, an increase of $3.6 million, or 9%, from the first nine months of 2013. The increase in international infusion therapy sales was primarily from higher unit sales and higher ASPs due to change in product mix outside of Europe.

Critical Care: Net critical care sales were $41.3 million in the first nine months of 2014, an increase of $0.3 million, or 1%, from the first nine months of 2013. Domestic critical care sales were $29.8 million in the first nine months of 2014, a decrease of $0.6 million, or 2%, from the first nine months of 2013 due to lower unit sales and lower average selling prices due to change in product mix. International critical care sales were $11.5 million in the first nine months of 2014, an increase of $0.8 million, or 8%, from the first nine months of 2013 primarily due to higher unit sales and higher ASPs due to change in product mix outside of Europe.

Oncology: Net oncology sales were $27.7 million in the first nine months of 2014, an increase of $0.2 million, or 1%, from the first nine months of 2013. Domestic oncology sales were $12.2 million in the first nine months of 2014, an increase of $0.1 million, or 1%, from the first nine months of 2013. The increase in domestic oncology was from $0.9 million increase in direct sales from higher unit sales, partially offset by $0.8 million in lower sales to U.S. Hospira. International oncology sales were $15.6 million in the first nine months of 2014, an increase of $0.2 million, or 1%, from the first nine months of 2013. European oncology sales increased $1.1 million due to higher unit sales and were partially offset by $0.9 million in lower international oncology sales outside of Europe due to lower unit sales.

Gross margins for the first nine months of 2014 and 2013 were 48.7% and 49.1%, respectively.  The decrease in gross margin was due to unfavorable change in product mix and temporary rework of one of our product lines, partially offset by lower logistic expenses.

SG&A were $68.6 million, or 30% of revenues, in the first nine months of 2014, compared with $68.4 million, or 29% of revenues, in the first nine months of 2013.  The increase was primarily from $2.6 million in higher stock compensation expense and $0.6 million in higher outside services expenses, partially offset by $1.6 million in lower travel expenses and $1.1 million in lower compensation and benefit expenses.

R&D were $13.3 million, or 6% of revenue, in the first nine months of 2014 compared to $8.9 million, or 4% of revenue, in the first nine months of 2013.  The increase in R&D expenses was primarily from increased compensation and benefit expenses from an increase in R&D employees and increased external R&D project expenses.

Restructuring charges were $2.8 million, or 3% of revenues, in the first nine months of 2014. We reorganized our selling and corporate infrastructure in the third quarter of 2014, resulting in a reduction in workforce of 61 employees. The restructuring charges are comprised of one-time employee termination benefits and other associated costs.

Other income was $0.6 million in the first nine months of 2014 and in the first nine months of 2013.

Income taxes were accrued at an estimated effective tax rate of 31% in the first nine months of 2014 compared to 30% in the first nine months of 2013.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items.

Liquidity and Capital Resources

During the first nine months of 2014, our cash, cash equivalents and investment securities increased by $32.8 million from $296.9 million at December 31, 2013 to $329.7 million at September 30, 2014.

Operating Activities: Our cash provided by operating activities is subject to fluctuations, principally from changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $48.3 million in the first nine months of 2014. Net income plus adjustments for non-cash net expenses contributed $41.7 million to cash provided by operations. Changes in operating assets and liabilities contributed $6.6 million to cash provided by operations. The $9.4 million decrease in accounts receivable and $4.7 million increase in inventory were the largest changes in operating assets and liabilities. Cash provided by the change in accounts receivable is primarily due to improved days sales outstanding and lower revenue in the third quarter of 2014 compared to the third quarter of 2013. The increase in inventory was due to raw materials inventory, higher finished goods inventory and work in progress inventory.

Investing Activities:  Our cash used by investing activities was $25.2 million in the first nine months of 2014, which was primarily comprised of $14.9 million in capital purchases and net investment purchases of $9.5 million. Our property, plant and equipment purchases were primarily for the plant expansion, machinery, equipment and mold additions in our Salt Lake City plant, machinery and equipment additions in our Mexico plant and investments in IT that benefit world-wide operations.

While we can provide no assurances, we estimate that our capital expenditures in 2014 will approximate $16.0 million to $19.0 million. The construction for the expansion of our Salt Lake City plant was completed in June 2014. Capital expenditures for the plant expansion were approximately $8.0 million in the first nine months of 2014. We also anticipate making additional investments in molds, machinery and equipment in our manufacturing operations in the United States and Mexico to support new and existing products and investments in IT that benefit world-wide operations. We expect to use our cash and investments to fund our capital purchases. These planned amounts of spending are estimates and actual spending may substantially differ from these amounts.

Financing Activities:  Our cash provided by financing activities was $8.5 million in the first nine months of 2014. Cash and tax benefits provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan was $14.3 million in the first nine months of 2014. In the first nine months of 2014, we withheld 4,583 shares of our common stock from option exercises and 4,232 shares of our common stock from vested restricted stock units as consideration for $0.2 million in payments for the employee's share award tax withholding obligations.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  We purchased $5.6 million in our common stock in the first half of 2014, all in the first quarter. As of September 30, 2014, we purchased $17.5 million of our common stock pursuant to this plan, leaving a balance of $22.5 million available for future purchases. This plan has no expiration date. We may purchase additional shares in future quarters and expect we would use our cash and investments to fund the share purchases.

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

As of September 30, 2014, we have $19.3 million of cash and cash equivalents held by our foreign subsidiaries, the majority of which is available to fund foreign operations and obligations.

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

Contractual Obligations

We have contractual obligations, at September 30, 2014, of approximately the amounts set forth in the table below. These amounts excludes inventory related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $2.7 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2014	2015	2016	2017
Operating leases	$288	$74	$151	$63	—
Service agreements	122	93	13	13	3
Purchase obligations	4,115	4,115	—	—	—
	$4,525	$4,282	$164	$76	3

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

New Accounting Pronouncements

See Note 3 to Part I, Item 1.  Financial Statements.

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

Financial Market Risk

We had a portfolio of federal tax-exempt state and municipal government bonds, corporate bonds, commercial paper and certificates of deposit of $77.5 million as of September 30, 2014.  The securities are all “investment grade”, comprised of $14.3 million of pre-refunded municipal securities, $0.5 million of non-pre-refunded municipal securities, $50.7 million in corporate bonds, $6.3 million in commercial paper and $5.7 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.5 million to investment income based on the investment securities balance at September 30, 2014.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at September 30, 2014 was approximately €18.2 million. We also have approximately €52.1 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the September 30, 2014 spot rate would impact our consolidated amounts on these balance sheet items by approximately $8.9 million, or 2.7% of these net assets. We expect that in the future, with the growth of our European distribution operation, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following is a summary of our stock repurchasing activity during the third quarter of 2014:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
07/01/2014 — 07/31/2014	—	$—	—	$22,522,000
08/01/2014 — 08/31/2014	—	—	—	22,522,000
09/01/2014 — 09/30/2014	—	—	—	22,522,000
Third quarter of 2014 total	—	$—	—	$22,522,000

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Bylaws (1)

Exhibit 10.1	Employment Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013 (2)*

Exhibit 10.2	Amended and Restated Retention Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Executive compensation plan or other arrangement
(1) Filed as an Exhibit to Registrant's Current Report on Form 8-K filed July 25, 2014, and incorporated herein by reference.
(2) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q filed August 8, 2014, and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	November 10, 2014
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