Form 10-K
period 2014-12-31
ICU MEDICAL INC/DE
filed 2015-02-20
CIK 883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

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
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2014, the last business day of registrant’s most recently completed second fiscal quarter, was $819,713,205*.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2015 was 15,640,626.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2015 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Report.

____________________________
*  Without acknowledging that any person other than Dr. George A. Lopez is an affiliate, all directors and executive officers have been included as affiliates solely for purposes of this computation.
ICU Medical, Inc.
Form 10-K
For the Year Ended December 31, 2014

PART I

Item 1.  Business.

Overview

We are a leader in the development, manufacture and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  Our product line includes needlefree connection devices, custom infusion sets, closed system transfer devices ("CSTD") for the handling of hazardous drugs, advanced sensor catheters, needlefree closed blood sampling systems, disposable pressure transducer systems and innovative hemodynamic monitoring systems.  Our headquarters are in San Clemente, California.

Our products are used in acute care hospitals and ambulatory clinics in more than 60 countries throughout the world. We categorize our products into three main market segments: Infusion Therapy, Critical Care and Oncology. In prior periods, we included Tego needlefree hemodialysis connector and Lopez enteral valve under "Other". The Tego is now included under Infusion Therapy. The Lopez valve is now included under Critical Care. Our primary products include:

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

Oncology
•ChemoLock CSTD and components
•ChemoClave CSTD and components
•Diana hazardous drug compounding system

We sell our products to medical product manufacturers, independent distributors and through direct sales to the end user. Revenues for 2014, 2013 and 2012 were $309.3 million, $313.7 million and $316.9 million, respectively. Hospira, our largest customer, accounted for 36%, 39% and 42% of our worldwide revenues in 2014, 2013 and 2012, respectively. Income from operations was $39.0 million, $51.9 million and $61.3 million in 2014, 2013 and 2012, respectively. Total assets were $541.1 million, $499.6 million and $428.5 million in 2014, 2013 and 2012, respectively.

Company Background

ICU Medical, Inc. was founded in 1984 and our initial public offering was in 1992. In 1993, we launched the Clave, an innovative one-piece needlefree I.V. connection device. In 1998, we developed a computerized manufacturing process called SetMaker that enables us to design a custom infusion set to a customer's exact specifications and commence production in less than one day from receiving the order. Since the late 1990's, we have expanded our product offerings by introducing internally developed products and systems and acquiring product lines. We have previously launched internally developed products for use in critical care, oncology therapy and infusion therapy. These products include the Tego for use in dialysis, a line of oncology products including the ChemoClave and ChemoLock CSTDs, custom infusion sets, the Diana hazardous drug compounding system, the Neutron, a catheter patency device and the NanoClave, a smaller Clave product designed for neonatal and pediatric patients. In 2005, we acquired Hospira, Inc's ("Hospira") Salt Lake City manufacturing facility and entered into an agreement with Hospira to produce their critical care products exclusively for Hospira. In August 2009, we purchased all commercial rights and physical assets from Hospira's critical care product line which provided us control over all aspects of our critical care product line.

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

Products

Infusion Therapy

Infusion therapy lines, used in hospitals and ambulatory clinics, consist of a tube running from a bottle or plastic bag containing a solution to a catheter inserted in a patient’s vein.  The tube typically has several injection ports or Y-sites (conventionally, entry tubes covered by rubber caps) to which a secondary infusion line can be connected to permit constant intravenous administration of medications, fluids and nutrients, and to allow instantaneous intravenous administration of medication.

    Clave Needlefree Technology

Prior to the introduction of needle-safe connectors, a conventional infusion line terminated with a male luer connector to which a hollow-bore needle would be attached to penetrate a latex or non-latex rubber covered injection port to make a primary or secondary connection.  With the Clave technology, instead of attaching a hollow-bore needle to the male luer, a needlefree connector with Clave technology is used in place of the injection port, and the male luer, without a needle, is simply threaded into the Clave with a half turn.

All types of medications can be administered through the Clave by using a standard syringe or various types of administration sets.  The Clave can be used with any conventional peripheral or central vascular access device, both for venous and arterial applications.  The resilience of the silicone compression seal permits repeated connections and disconnections without replacing the Clave. The Clave contains no natural rubber latex.

The MicroClave is smaller than the standard Clave but is functionally similar.  The MicroClave has a feature where upon disconnection of an infusion set or syringe, there is a neutral displacement of fluid. This allows clinicians to utilize known protocols without the risk of device failure and a saline flush regimen which reduces cost and exposure to the drug heparin. The

MicroClave is intended for use on all peripheral and central catheters, which allows it to be used throughout the hospital and reduces line items that the hospital may need to carry and the educational burden of having multiple devices. The MicroClave Clear is functionally identical to the MicroClave, and has a clear housing so that clinicians can visualize the fluid path.

The NanoClave is smaller than the MicroClave and is designed for use in highly customized applications generally found in neonatal and pediatric patient populations. The device also has a clear housing and incorporates Clave technology into a smaller connector, allowing clinicians to flush the connector clear of medications and blood with minimal flush volumes.

Neutron

The Neutron catheter patency device also features Clave technology, but includes a bi-directional silicone bellows that helps prevent blood reflux into a catheter to minimize the incidence of occlusion, or blocking of the catheter due to a blood clot. The Neutron was specifically designed to be used on patients receiving longer indwelling central venous catheters.

Tego

The Tego® is a needlefree hemodialysis connector that creates a mechanically and microbiologically closed system when attached to the hub of a catheter, eliminating open catheter hubs and lowering the chance of bacterial contamination and infection.

Custom Infusion Sets

We have developed innovative software systems and manufacturing processes known as SetMaker and iFactory that permit us to design a custom infusion set to a hospital’s or clinician’s exact specifications, commence production within less than a day after we receive the customer order and ship smaller orders of the custom infusion sets to the customer within three days of receipt.  While we are capable of meeting customer demand on this accelerated three-day schedule, in normal circumstances we ship within twenty-one to thirty days of receipt of the customers’ order.  This is a fraction of the time required by other custom set manufacturers.

Under a 2001 agreement with Hospira, we manufacture all new custom infusion sets for sale by Hospira, and the two companies jointly promote the products under the name SetSource.  The current term of the agreement extends through 2018.

Infusion Therapy sales accounted for $216.0 million, or 70%, of our revenue in 2014, $221.0 million, or 71%, of our revenue in 2013 and $226.1 million, or 71%, of our revenue in 2012. Additional information regarding infusion therapy sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

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

Critical care sales accounted for accounted for $55.1 million, or 18%, of our revenue in 2014, $54.3 million, or 17%, of our revenue in 2013 and $58.9 million, or 19%, of our revenue in 2012. Additional information regarding critical care sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Oncology

Oncology products are used to prepare and deliver hazardous medications such as those used in chemotherapy which, if released, can have harmful effects to the healthcare worker and environment.  In 2007, we introduced a series of ChemoClave devices that were specific to use in oncology. In 2013, we introduced the ChemoLock CSTD.

The preparation of hazardous drugs typically takes place in a pharmacy location where drugs are removed from vials and prepared for delivery to a patient. Those prepared drugs are then transferred to a nursing unit where the chemotherapy is administered via infusion pump sets to a patient. Components of the ChemoClave and ChemoLock product lines are used both in Pharmacy and on the nursing floors for administration. Custom design capability allows for a specialized product mix within the ChemoClave and ChemoLock systems to best adapt to the existing hazardous drug handling workflow.

The primary oncology products we manufacture are the following:

•
ChemoLock Needlefree Closed System Transfer Device: ChemoLock is the first and only needlefree closed system transfer device to receive FDA 510(k) clearance for both pharmacy (ONB) and patient administration (FPA) applications. ChemoLock prevents the escape of hazardous drug or vapor concentrations, blocks the transfer of environmental contaminants into the system, and eliminates needlestick injuries while minimizing hazardous drug exposure.

•
ChemoClave Needlefree Closed System Transfer Device: ChemoClave is a needlefree closed system transfer device for the safe handling of hazardous drugs. The ChemoClave system utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems.

•
Diana Hazardous Drug Compounding System: Diana is an automated sterile compounding system for the accurate, safe, and efficient preparation of hazardous drugs. It is a user-controlled automated system that provides repeatable accuracy of drug mixes, minimizes clinician exposure to hazardous drugs and reduces the risk of repetitive motion stresses for the clinician while helping to maintain the sterility of the drugs being mixed.

Oncology sales accounted for $36.9 million, or 12%, of our revenue in 2014, $37.1 million, or 12%, of our revenue in 2013 and $30.0 million, or 9%, of our revenue in 2012. Additional information regarding oncology sales over the last three years is discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Other Revenues

We have a significant number of patents on the technology in our products and methods used to manufacture them.  We have continuing royalty and revenue share income from our technology and from time to time may receive license fees or royalties from other entities for the use of our technology.

Sales, Marketing and Customer Support

As of December 31, 2014, we employed 126 people worldwide in sales, marketing and customer support.  We built our sales team to market our products rather than rely exclusively on distributors and OEMs.  Our sales employees call on prospective customers, demonstrate products and deliver support programs necessary to train the manufacturing and distribution salespeople, as well as our end-use customers’ clinical staffs, in the use of our products.

Our administrative operations are in San Clemente, California, Vrable, Slovakia, Roncanova, Italy, Utrecht, Netherlands, Bella Vista, NSW Australia and Ludenscheid, Germany.  Our shipments from the United States are invoiced in U.S. dollars and our shipments in Europe are invoiced in Euros.

Domestic Sales

Domestic sales include U.S. sales to medical product manufacturers, domestic distributors and directly to the end customer. Total domestic sales were $212.6 million, $223.1 million and $237.0 million in 2014, 2013 and 2012, respectively.

Medical Product Manufacturers

We have a strategic supply and distribution relationship with Hospira, a major infusion product supplier, which has a significant share of the U.S. infusion set market under contract.  Our agreement with Hospira runs through 2018 and provides Hospira with conditional rights to distribute certain of our Clave and other products to certain categories of customers both in the United States and foreign countries.  Depending on the product and category of customer, these rights may be exclusive or nonexclusive.

Hospira purchases Clave products packaged separately for distribution to healthcare providers and in bulk for assembly into Hospira’s full range of dedicated pump infusion products.  The MicroClave, MicroClave Clear, ChemoClave CSTD and pre-pierced connector products are purchased and packaged separately.

Under another agreement with Hospira that extends through 2018, we have the exclusive right to manufacture all new custom gravity infusion sets for sale by Hospira, other than those custom sets that Hospira was manufacturing before we entered into the agreement in 2001.  We jointly promote the products under the name SetSource with Hospira. Hospira is the exclusive and non-exclusive distributor and co-promoter of SetSource products to certain categories of customers, including SetSource products containing both companies’ proprietary products.

Domestic sales to Hospira accounted for approximately 31% of our revenue in 2014.  The loss of Hospira as a customer would have a significant adverse effect on our business and operating results.

Independent Domestic Distributors

Distributors purchase and stock our products for resale to healthcare providers.  One distributor accounted for 7% of revenue in 2014 and one distributor accounted for 5% of revenue in 2014.  All other independent distributors accounted for less than 5% of revenue in 2014.  Although the loss of one or more of our larger distributors could have an adverse effect on our business, we believe we could readily locate other distributors in the same territories who could continue to distribute our products to the same customers.

International Sales

International sales were $96.6 million, $90.6 million and $79.9 million in 2014, 2013 and 2012, respectively.

International sales are to medical product manufacturers, distributors and directly to the end customer.   International sales are primarily concentrated in Europe, Canada, Asia Pacific, Southeast Asia, Latin America, Africa and the Middle East.  Customers in Europe are served by our facilities in Slovakia, Netherlands, Italy and Germany.  We serve the rest of the world from our facilities in the United States and Mexico.  As of December 31, 2014, we had 25 sales and sales support personnel serving Europe and 18 serving Asia Pacific, Southeast Asia, Latin America, Africa, the Middle East and Canada.

Manufacturing

Manufacturing of our products involves injection molding of plastic and silicone parts, manual and automated assembly of the molded plastic parts and other components, quality control inspection, packaging and sterilization.  We mold most of our proprietary components, and perform all assembly, quality control, inspection, packaging, labeling and shipping of our products.  Our manufacturing operations function as a separate group, producing products for the marketing and sales groups.

We own a fully integrated medical device manufacturing facility in Salt Lake City, Utah with approximately 450,000 square feet of state-of-the art manufacturing space.  This building includes approximately 109,500 square feet of class 100,000 clean room area, approximately 36,000 square feet of other manufacturing space, approximately 77,000 square feet of warehouse space and approximately 155,000 square feet of office space.

Our state-of-the-art injection molding technology and highly automated assembly systems are designed to maintain a high level of product quality and achieve high volume production at low unit manufacturing costs.  To achieve these advantages and to gain greater control over raw material and finished product delivery times, we mold the majority of our proprietary molded components.  The raw materials for our molding operation are principally resins and silicones, and these materials are available from several sources.  Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices.

Most of our manual assembly is done at our facilities in Ensenada, Mexico and Vrable, Slovakia, each of which has an electron beam ("e-beam") sterilizer and which have approximately 250,000 square feet and 77,000 square feet, respectively, of space for production and warehousing.  Principal products assembled manually in Mexico and Slovakia are used in conjunction with infusion therapy systems (which includes oncology) and critical care systems.

The majority of the infusion and oncology products we manufacture are sterilized in processes which use e-beam radiation.  Most critical care products and other certain products are currently sterilized in processes using gamma radiation or ethylene oxide gas (“EO”).  We have our own sterilization facilities at our plants in Mexico and Slovakia that are used to sterilize most of the products assembled in the respective plants.  All other sterilization is done by independent contractors.

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

Competition

The market for infusion therapy, oncology and critical care products is intensely competitive. We believe that our ability to compete depends upon our continued innovation and the quality, convenience, reliability, patent protection and pricing of our products, in addition to access to distribution channels. We encounter significant competition in these markets both from large established medical device manufacturers and from smaller companies. Our ability to compete effectively depends on our ability to differentiate our products based on innovation, safety, product quality, cost effectiveness, ease of use and convenience, as well as our ability to perceive and respond to changing customer needs. In the long term, we expect that our ability to compete will continue to be enhanced by our ability to reduce unit manufacturing costs through improved production processes and higher volume production.

In the infusion therapy market, we currently hold the market leading position for needlefree infusion devices, including the original Clave, the Microclave and the MicroClave Clear. These products compete with, and currently contemplated new products will likely compete with, needlefree infusion devices and systems marketed by Baxter Healthcare Corporation (“Baxter”), B. Braun Medical, Inc. (“B. Braun”), CareFusion, Inc. (“CareFusion”), Becton Dickinson and

Company ("Becton Dickinson") and others. Although we believe that our needlefree infusion devices and custom set manufacturing capabilities have distinct advantages over competing systems, there is no assurance that they will be able to compete successfully with these products.

In the oncology market, we compete with other manufacturers of closed system transfer devices (CSTD) for the safe handling of oncology drugs, most notably Becton Dickinson, CareFusion, Equashield LLC and B. Braun. We believe that our current product offering provides benefits over these competing systems in several areas related to safety, ease of use, and cost; however, on-going innovation in this market space will be required, and there is no assurance that these innovations will be able to sustain continued growth.

The market for our critical care devices is highly competitive and our success in this area is based on pricing, customer service and product features. The overall market for critical care products has been declining in recent years in the pulmonary artery catheter segment as customers increasingly seek less invasive products to deliver patient hemodynamic status data.

Manufacturers of products with which we currently compete, or might compete with in the future, include large companies with an established presence in the healthcare products market and substantially greater financial, marketing and distribution, managerial and other resources. In particular, Baxter, CareFusion, Becton Dickinson and B. Braun are leading distributors of infusion and oncology systems, Edwards Life Sciences Corporation has a significant share of the critical care hemodynamic monitoring market, while Navilyst Medical, Inc., and Merit Medical Systems, Inc., are competitors in the angiography kit market. Several of these competitors have broad product lines and have been successful in obtaining contracts with a significant number of hospitals to supply substantially all of their product requirements in these areas. In order to achieve greater market penetration or maintain our existing market position, we have established strategic relationships with customers such as Hospira.

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

We believe that our ability to compete in the custom products market depends upon the same factors affecting our existing products, but will be particularly affected by clinical differentiation, quality and delivery times to the customer. While we believe we have advantages in these areas, there is no assurance that other companies will not be able to compete successfully with our custom products.

Patents

We have United States and/or certain foreign patents relating to the technologies found in the Clave / MicroClave Connector, MicroClave Clear Connector, Neutron Connector, CLC2000 Connector, Tego Connector, Y-Clave Connector with Integral Check Valve, Spiros Closed Male Connector, Genie Closed Vial Access Device, Click Lock Technology, Custom Set Design and Manufacturing Methods, and Diana Hazardous Drug Compounding System. We have applications pending for additional United States and/or foreign patents on MicroClave Connector, Neutron Connector, Tego Connector, Y-Clave Connector with Integral Check Valve, Spiros Closed Male Connector, Genie Closed Vial Access Device, Diana Hazardous Drug Compounding System, and ChemoLock Connector.

Our success may depend in part on our ability to obtain patent protection for our products and to operate without infringing the proprietary rights of third parties.  While we have obtained certain patents and applied for additional United States and foreign patents covering certain of our products, there is no assurance that any additional patents will be issued, that the scope of any patent protection will prevent competitors from introducing similar devices or that any of our patents will be held valid if subsequently challenged.  Our patents are important in preventing others from introducing competing products that are as effective as our products.  The loss of patent protection on Clave/MicroClave, Neutron, ChemoClave and ChemoLock components, Custom Set Design and Manufacturing Systems could adversely affect our ability to exclude other manufacturers from producing effective competitive products and could have an adverse impact on our financial results.

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

Research and Development

Our research and development costs include personnel costs and expenses related to the development of new products. Research and development costs were $18.3 million in 2014, $12.4 million in 2013 and $10.6 million in 2012.

Employees

At December 31, 2014, we had 2,280 full-time employees, consisting of 237 engaged in sales, marketing and administration and 2,043 in manufacturing, molding, product development and quality control, including 1,355 in Mexico and 238 in Slovakia.

Long-lived Assets

The table below presents our long-lived assets by country (in millions):

	December 31,
	2014	2013	2012
Mexico	$51.6	$49.5	$47.5
Slovakia	16.6	18.4	16.2
Italy	4.9	5.4	5.0
Germany	0.6	0.5	0.2
Total foreign	$73.7	$73.8	$68.9
United States	151.0	139.2	129.9
Worldwide total	$224.7	$213.0	$198.8

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

We depend on Hospira for a high percentage of our sales and earnings. Worldwide sales to Hospira were 36%, 39% and 42% of revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In 2014 and 2013, U. S. Hospira substantially reduced its purchases of our infusion therapy products, resulting in a reduction in 2014 sales compared to 2013 and 2013 sales compared to 2012. If Hospira continues to reduce orders, we could experience lower sales and earnings in future years compared to 2014.

Our ability to maintain and increase our market penetration depends in significant part on the success of our arrangement with Hospira and Hospira’s arrangements with major buying organizations and its ability to renew such arrangements, as to which there is no assurance. Our business could be materially adversely affected if Hospira terminates its arrangement with us, negotiates lower prices, sells competing products or increases its sales of competing products, whether manufactured by Hospira or others, or otherwise alters the nature of its relationship with us. Although we believe that Hospira views us as a source of innovative and profitable products, there is no assurance that our relationship with Hospira will continue in its current form.

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

We expect that Hospira will continue to be one of our most important customers, particularly with respect to our Clave products and custom infusion systems.  With respect to these products, we remain dependent on our continued relationship with Hospira as well as Hospira’s position in the marketplace. We can provide no assurances that our relationship with Hospira will not change, resulting in adverse effects on sales and operations. In February 2015, it was announced that Pfizer is in the process of acquiring Hospira. The transaction is expected to be completed in the second half of 2015. Our expectation is that there will be no change in our relationship with Hospira and our agreements with them survive the transaction.

We are increasingly dependent on manufacturing in Mexico and Slovakia and could be adversely affected by any economic, social or political disruptions.

We continue to expand our production in Mexico and Slovakia. Any political or economic disruption in Mexico or Slovakia or a change in the local economies could have an adverse effect on our operations.  In 2014, production costs were approximately $101.3 million in Mexico and approximately $22.5 million in Slovakia. Most of the material we use in manufacturing is imported into Mexico and Slovakia, and substantially all of the products we manufacture in Mexico and Slovakia are exported. We depend on our ability to move goods across borders quickly. Any disruption in the free flow of goods across national borders could have an adverse effect on our business.

As of December 31, 2014, we employed 1,355 people in operations and product development in our plant in Ensenada, Mexico and 238 people in operations in our plant in Vrable, Slovakia. Business activity in the Ensenada area has expanded significantly, providing increased employment opportunities. This could have an adverse effect on our ability to hire or retain necessary personnel and result in an increase in labor rates. We continue to take steps to compete for labor through attractive employment conditions and benefits, but there is no assurance that these steps will continue to be successful or that we will not face increasing labor costs in the future.

Additionally, political and social instability resulting from violence in certain areas of Mexico has raised concerns about the safety of our personnel.  These concerns may hinder our ability to send domestic personnel abroad and to hire and retain local personnel.  Such concerns may require us to have security for personnel traveling to our Mexico facility or to conduct more operations from the United States rather than Mexico, which may negatively impact our operations and result in higher costs and inefficiencies.

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

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law introducing comprehensive health insurance and healthcare reforms in the United States.  Among the provisions of such legislation that may have an adverse impact on us is a 2.3% excise tax imposed on medical device manufacturers for the sale of certain medical devices to United States customers. The excise tax, which became effective January 1, 2013, resulted in $1.9 million of additional expense in 2014 and $1.8 million of additional expense in 2013 recorded in Selling, General and Administrative expenses. The ultimate implementation of any healthcare reform legislation, and its impact on us, is impossible to predict. Any significant reforms made to the healthcare system in the United States, or in other jurisdictions, may have an adverse effect on our financial condition and results of operations.

Failure to protect our information systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.

We depend heavily on information technology infrastructure and systems to achieve our business objectives.  Any incident that impairs or compromises this infrastructure, including security breaches, malicious attacks or more general service interruptions, could impede our ability to process orders, manufacture and ship product in a timely manner, protect sensitive data and otherwise carry on business in the normal course.  Any such events could result in the loss of customers, revenue, or both, and could require us to incur significant expense to remediate, including legal claims or proceedings.  Further, as cyber security related incidents continue to evolve, and regulatory focus on these issues continues to expand, additional investment in protective measures, and vulnerability remediation, may be required.

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

From time to time we become aware of newly issued patents on medical devices which we review to evaluate any infringement risk. We are aware of a number of patents for infusion connection systems that have been issued to others. While we believe these patents will not affect our ability to market our products, there is no assurance that these or other issued or pending patents might not interfere with our right or ability to manufacture and sell our products.

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

Most of our products are covered by patents that, if valid, give us a degree of market exclusivity during the term of the patent. The legal life of a patent in the United States is 20 years from application. Our patents will expire at various dates through 2032. Upon patent expiration, our competitors may introduce products using the same technology. As a result of this possible increase in competition, we may need to reduce our prices to maintain sales of our products, which would make them less profitable. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

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

We depend heavily on sales of Clave products, especially sales of Clave products to Hospira, which decreased $12.4 million in 2014 compared to 2013. Most of our sales of Clave products are in the United States. Future sales increases for Clave products may depend on increases in sales of custom infusion systems, expansion in the international markets or acquisition of new customers in the United States. We cannot give any assurance that sales of Clave products will increase or that we can sustain current profit margins on Clave products indefinitely.

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

We have been and will be ordering production molds and equipment for our new products.  We expect to order semi-automated or fully automated assembly machines for other new products in 2015.  If we do not achieve significant sales of these new products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because its costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

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

Most of the materials used in our products are resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil markets are affected by political uncertainty in the Middle East, and there is no assurance that crude oil supplies will not be interrupted in the future.  Any such interruption could have an adverse effect on our ability to produce, or the cost to produce, our products.  Also, crude oil and natural gas prices have been volatile in recent years. Our suppliers have historically passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and we believe most of these costs have been passed on to us. Our ability to recover these increased costs may depend upon our ability to raise prices on our products. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances, or to otherwise recover these costs, could have an adverse effect on our profitability.

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

The market for small and mid-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From January 2012 through December 2014, our trading price ranged from a high of $87.50 per share to a low of $43.51 per share.  We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders, market rumors and substantial product orders could contribute to the volatility in the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock; the recent macroeconomic downturn could depress our stock price for some time.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for 46% of our outstanding shares at the end of 2014. If one or more of the institutions or if our other large stockholders should decide to reduce or eliminate their position in our common stock, it could cause a significant decrease in the price of our common stock.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We own a 39,000 square foot building and a 28,000 square foot building in San Clemente, California, a 450,000 square foot building in Salt Lake City, Utah, a 250,000 square foot building on approximately 94 acres of land in Ensenada, Baja California, Mexico, a 23,000 square foot building in Roncanova, Italy and a 77,000 square foot building on approximately 11 acres of land in Vrable, Slovakia.  We lease a building in Ludenscheid, Germany. We lease office space in Utrecht, Netherlands and Bella Vista, NSW Australia.

Item 3.  Legal Proceedings.

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

Not applicable
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “ICUI” since our initial public offering on March 31, 1992.  The following table sets forth, for the quarters indicated, the high and low closing prices for our common stock quoted by NASDAQ:

2014	High	Low
First quarter	$66.20	$56.75
Second quarter	61.56	54.19
Third quarter	65.23	57.07
Fourth quarter	85.71	63.81

2013	High	Low
First quarter	$63.91	$56.07
Second quarter	75.70	58.34
Third quarter	75.90	67.84
Fourth quarter	68.74	60.86

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

As of January 31, 2015, we had 71 stockholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Securities authorized for issuance under equity compensation plans is discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Repurchase of Equity Securities

In July 2010, our Board of Directors approved a common stock purchase plan to purchase $40.0 million of our common stock.  This plan has no expiration date.

The following is a summary of our stock repurchasing activity during the fourth quarter of 2014:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
10/01/2014 - 10/31/2014	—	$—	—	$22,522,000
11/01/2014 - 11/30/2014	—	$—	—	22,522,000
12/01/2014 - 12/31/2014	—	$—	—	22,522,000
Fourth quarter 2014 total	—	$—	—	$22,522,000

COMPARISON OF CUMULATIVE TOTAL RETURN FROM JANUARY 1, 2010 TO DECEMBER 31, 2014 OF ICU MEDICAL, INC., NASDAQ AND NASDAQ MEDICAL SUPPLIES INDEX

The following graph shows the total stockholder return on our common stock based on the market price of the common stock from December 31, 2009 to December 31, 2014 and the total returns of the NASDAQ U.S. Index and NASDAQ Medical Supplies Index for the same period.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
ICU Medical, Inc.	$100.00	$100.16	$123.49	$167.21	$174.84	$224.75
NASDAQ U.S. Index	$100.00	$117.55	$117.91	$137.29	$183.26	$206.09
NASDAQ Medical Supplies Index	$100.00	$107.49	$103.42	$127.26	$155.82	$187.24

Assumes $100 invested on December 31, 2009 in ICU Medical Inc.’s common stock, the NASDAQ U.S. Index and the NASDAQ Medical Supplies Index and that all dividends, if any, were reinvested.

Item 6.  Selected Financial Data.

ICU MEDICAL, INC.
SELECTED FINANCIAL DATA

	Year ended December 31,
	(in thousands, except per share data)
	2014	2013	2012	2011	2010
INCOME DATA:
Revenue
Net sales	$308,770	$313,056	$316,322	$301,642	$282,357
Other	490	660	547	553	602
Total revenue	309,260	313,716	316,869	302,195	282,959
Cost of goods sold	157,859	158,984	160,359	159,841	153,989
Gross profit	151,401	154,732	156,510	142,354	128,970
Selling, general and administrative expenses	88,939	89,006	84,604	85,287	76,636
Research and development expenses	18,332	12,407	10,630	8,588	4,678
Restructuring and strategic transaction	5,093	1,370	—	—	—
Legal settlement	—	—	—	(2,500)	—
Gain on sale of assets	—	—	—	(14,242)	—
Total operating expenses	112,364	102,783	95,234	77,133	81,314
Income from operations	39,037	51,949	61,276	65,221	47,656
Other income	755	765	563	1,201	129
Income before income taxes	39,792	52,714	61,839	66,422	47,785
Provision for income taxes	(13,457)	(12,296)	(20,558)	(21,753)	(17,862)
Net income	$26,335	$40,418	$41,281	$44,669	$29,923
Net income per common share
Basic	$1.72	$2.75	$2.90	$3.23	$2.20
Diluted	$1.68	$2.65	$2.80	$3.15	$2.16
Weighted average number of shares
Basic	15,282	14,688	14,223	13,835	13,611
Diluted	15,647	15,274	14,725	14,161	13,855
Cash dividends per share	$—	$—	$—	$—	$—
CASH FLOW DATA:
Total cash flows from operations	$60,640	$65,726	$66,271	$64,487	$33,095

	As of December 31,
	(in thousands)
	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Cash, cash equivalents and investment securities	$346,764	$296,891	$226,159	$159,985	$93,357
Working capital	$408,484	$367,410	$296,385	$231,098	$179,489
Total assets	$541,102	$499,643	$428,512	$361,112	$309,644
Stockholders’ equity	$508,252	$464,725	$390,857	$320,577	$271,704

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a leader in the development, manufacture and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  Our product line include needlefree connection devices, custom infusion sets, closed system transfer devices ("CSTD") for the handling of hazardous drugs, advanced sensor catheters, needlefree closed blood sampling systems, disposable pressure transducer systems and innovative hemodynamic monitoring systems.

Our products are used in acute care hospitals and ambulatory clinics in more than 60 countries throughout the world. We categorize our products into three main market segments: Infusion Therapy, Critical Care and Oncology. In prior periods, we included Tego needlefree hemodialysis connector and Lopez enteral valve under "Other". The Tego is now included under Infusion Therapy. The Lopez Valve is now included under Critical Care. Other reclassifications were done for certain items in the market segments in the prior periods. Our primary products include:

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
•ChemoLock CSTD and components
•ChemoClave CSTD and components
•Diana hazardous drug compounding system

Our largest customer is Hospira.  Hospira accounted for 36%, 39% and 42% of our worldwide revenues in 2014, 2013 and 2012, respectively. Our relationship with Hospira has been and will continue to be important for our growth.  Hospira has a significant share of the I.V. set market in the United States and provides us access to that market. We expect revenues from Hospira to remain a significant percentage of our revenues.

Revenues for 2014, 2013 and 2012 were $309.3 million, $313.7 million and $316.9 million, respectively. We currently sell our products to medical product manufacturers, independent distributors and through direct sales to the end user. Most of our independent distributors handle the full line of our products.  We sell our infusion administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases Clave products, principally bulk, non-sterile connectors and oncology products.  Under a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend through most of 2018.

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

The following table sets forth, for the periods indicated, total revenues by market segment and its major product groups as a percentage of total revenues:

Product line	2014	2013	2012
Infusion therapy	70%	71%	71%
Critical care	18%	17%	19%
Oncology	12%	12%	9%
Other	—%	—%	1%
	100%	100%	100%

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

	Percentage of Revenues
	2014	2013	2012
Revenue
Net sales	100%	100%	100%
Other	—%	—%	—%
Total revenues	100%	100%	100%
Gross margin	49%	49%	49%
Selling, general and administrative expenses	29%	28%	27%
Research and development expenses	6%	4%	3%
Restructuring and transaction expense	1%	—%	—%
Total operating expenses	36%	32%	30%
Income from operations	13%	17%	19%
Other income	—%	—%	—%
Income before income taxes	13%	17%	19%
Income taxes	4%	4%	6%
Net income	9%	13%	13%

Restructuring Charges and Strategic Transaction Expenses

In 2014, we reorganized our selling and corporate infrastructure, resulting in a reduction in workforce of 69 employees. The $3.5 million restructuring charge is presented as a separate line item on our statements of income and is combined with strategic transaction expenses. The restructuring charge is comprised of employee termination benefits and other associated costs. We have $1.4 million accrued for the restructuring charges as of December 31, 2014 and expect the majority of this accrual to be paid out in the first quarter of 2015.

In 2014, we incurred $1.6 million in charges associated with a strategic transaction that did not go forward. In 2013, we incurred $1.4 million in charges associated with a strategic transaction that did not go forward. Transaction expenses are presented on a separate line item on our statements of income and are combined with restructuring charges.

Comparison of 2014 to 2013

Revenues were $309.3 million in 2014, compared to $313.7 million in 2013.

Infusion Therapy:  Net infusion therapy sales were $216.0 million in 2014, a decrease of $5.0 million, or 2%, from 2013. Domestic infusion therapy sales were $155.4 million in 2014, a decrease of $9.8 million, or 6%, from 2013. The decrease in domestic infusion therapy sales was from $11.2 million in lower sales to Hospira, due to lower unit sales, partially offset by $1.4 million in higher domestic direct sales. International infusion therapy sales were $60.6 million in 2014, an increase of $4.8 million, or 9%, from 2013. The increase in international infusion therapy was primarily from higher unit sales and higher ASPs due to change in product mix outside of Europe.

Critical Care: Net critical care sales were $55.1 million in 2014, an increase of $0.8 million, or 1%, from 2013. Domestic critical care sales were $40.5 million in 2014, an increase of $0.1 million from 2013. International critical care sales were $14.5 million in 2014, an increase of $0.6 million, or 4%, from 2013 primarily due to higher unit sales and higher ASPs due to change in product mix outside of Europe.

Oncology: Net oncology sales were $36.9 million in 2014, a decrease of $0.2 million from 2013. Domestic oncology sales were $15.7 million in 2014, a decrease of $0.6 million, or 4%, from 2013. The decrease in domestic oncology was from $2.2 million in lower sales to Hospira in the United States, partially offset by $1.6 million in increased direct sales from higher unit sales. International oncology sales were $21.2 million in 2014, an increase of $0.5 million, or 2%, from 2013, due to a $1.2 million increase in European oncology sales due to higher unit sales, partially offset by $0.8 million in lower international oncology sales outside of Europe due to lower unit sales.

Gross margins for 2014 and 2013 were 49.0% and 49.3%, respectively.  The decrease in gross margin was due to unfavorable change in product mix and temporary rework of one of our product lines, partially offset by lower logistic expenses.

Selling, general and administrative ("SG&A") expenses were $88.9 million, or 29% of revenues, in 2014 compared with $89.0 million, or 28%, of revenues in 2013.  The $3.8 million increase in stock compensation expense was offset by lower sales and marketing compensation and benefits and travel expenses. The lower sales and marketing expenses are primarily due to the restructuring of the U.S. sales organization in the third quarter of 2014.

Research and development ("R&D") expenses were $18.3 million, or 6% of revenue, in 2014 compared to $12.4 million, or 4%, of revenue in 2013.  The increase in R&D expenses was primarily from increased compensation and benefit expenses from an increase in R&D employees and increased external R&D project expenses.

Restructuring and strategic transaction expenses were $5.1 million, or 1% of revenues, in 2014 compared to $1.4 million in 2013. In 2014, we reorganized our selling and corporate infrastructure, resulting in a reduction in workforce of 69 employees. The $3.5 million restructuring charge is comprised of employee termination benefits and other associated costs.

In 2014, we incurred $1.6 million in charges associated with a strategic transaction that did not go forward. In 2013, we incurred $1.4 million in charges associated with a strategic transaction that did not go forward.

Other income was $0.8 million in 2014 and in 2013.

Income taxes were accrued at an estimated annual effective tax rate of 34% in 2014 compared to 23% in 2013.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and discrete tax items related to the conclusion of state tax examinations.

Comparison of 2013 to 2012

Revenues were $313.7 million in 2013, compared to $316.9 million in 2012.

Infusion Therapy:  Net infusion therapy sales were $221.0 million in 2013, a decrease of $5.1 million, or 2%, from 2012. Domestic infusion therapy sales were $165.2 million in 2013, a decrease of $10.9 million, or 6%, from 2013. The decrease in domestic infusion therapy sales was from $12.8 million in lower sales to Hospira in the United States, due to lower unit sales, partially offset by $1.9 million in higher domestic direct sales. International infusion therapy sales were $55.8 million in 2013, an increase of $5.8 million, or 12%, from 2012. The increase in international infusion therapy was from higher unit sales and higher ASPs due to change in product mix inside and outside of Europe.

Critical Care: Net critical care sales were $54.3 million in 2013, a decrease of $4.6 million, or 8%, from 2012. Domestic critical care sales were $40.4 million, a decrease of $3.9 million, or 9%, from 2012. International sales were $13.9 million, a decrease of $0.7 million, or 5%, from 2012. The decrease was primarily due to domestic and international competition.

Oncology: Net oncology sales were $37.1 million in 2013, an increase of $7.1 million, or 24%, from 2012. Domestic oncology sales were $16.3 million in 2013, an increase of $1.0 million, or 7%, from 2012. International oncology sales were $20.8 million in 2013, an increase of $6.1 million, or 42%, from 2012, consisting of a $4.2 million increase in European oncology sales and a $1.9 million increase in international sales outside of Europe, both due to higher unit sales.

Gross margins for 2013 and 2012 were 49.3% and 49.4%, respectively.  Our lower freight expense contributed approximately 0.5% to our gross margin and was offset by lower manufacturing overhead absorption.

SG&A expenses were 89.0 million, or 28%, of revenues in 2013, compared with $84.6 million, or 27%, of revenues in 2012.  The medical device tax, which became effective in 2013, contributed $1.8 million to the SG&A increase in 2013 compared to 2012. Information technology expenses increased $1.1 million and bad debt /warranty reserves increased $0.7 million in 2013 compared to 2012.

R&D expenses were $12.4 million, or 4%, of revenue in 2013 compared to $10.6 million, or 3%, of revenue in 2012.  The increase in R&D expenses was primarily from increased compensation and benefits from an increase of six R&D employees and increased R&D project expenses.

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

Liquidity and Capital Resources

During 2014, our cash, cash equivalents and investment securities increased by $49.9 million from $296.9 million at December 31, 2013 to $346.8 million at December 31, 2014.

Operating Activities: Our cash provided by operating activities tends to increase over time because of our positive operating results.  However, it is subject to fluctuations, principally from changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $60.6 million in 2014. Net income plus adjustments for non-cash net expenses contributed $57.2 million to cash provided by operations. Changes in operating assets and liabilities contributed $3.4 million to cash provided by operating activities. The $4.9 million decrease in accounts receivable was the largest change in operating assets and liabilities and was primarily from improved days sales outstanding.

Investing Activities:  Our cash used by investing activities was $21.8 million in 2014, which was primarily comprised of $16.6 million in capital purchases offset by net investment sales of $4.2 million. Our property, plant and equipment purchases were primarily for the plant expansion, machinery, equipment and mold additions in our Salt Lake City plant, machinery and equipment additions in our Mexico plant and investments in IT that benefit world-wide operations.

While we can provide no assurances, we estimate that our capital expenditures in 2015 will approximate $12.0 million to $14.0 million. We anticipate making additional investments in molds, machinery and equipment in our manufacturing operations in the United States and Mexico to support new and existing products and in IT to benefit world-wide operations.  We expect to use our cash and investments to fund our capital purchases.  Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Financing Activities:  Our cash provided by financing activities was $19.3 million in 2014. Cash provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan was $19.5 million, resulting in 576,647 shares issued to our employees and directors. The tax benefits from share awards was $5.7 million in 2014, which fluctuates based principally on when employees choose to exercise their vested stock options. In 2014, we withheld 4,232 shares of our common stock from vested restricted stock units as consideration for making $0.2 million in payments for the employee's share award tax withholding obligations.

In July 2010, our Board of Directors approved a new share purchase plan to purchase up to $40.0 million of our common stock.  In 2014, we purchased 88,792 shares of our common stock for $5.6 million. To date, we have purchased $17.5 million of our stock from this plan, leaving a balance of $22.5 million available for future purchases. This plan has no expiration date.

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

As of December 31, 2014, we have $27.2 million of cash and cash equivalents held outside of the United States, the majority of which is available to fund foreign operations and obligations.

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

Contractual Obligations

We have contractual obligations, at December 31, 2014, of approximately the amount set forth in the table below. This amount excludes inventory-related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory-related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below. We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $2.7 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

Contractual Obligations	Total	2015	2016	2017
Operating leases	$342	$279	$63	$—
Warehouse service agreements	1,437	619	613	205
Purchase obligations	5,115	5,115	—	—
Other contractual obligations	29	13	13	3
	$6,923	$6,026	$689	$208

Forward Looking Statements

Various portions of this Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we identify them by using words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•
future growth; future operating results and various elements of operating results, including future expenditures and effects with respect to sales and marketing and product development and acquisition efforts; future sales and unit volumes of products; expected increases and decreases in sales; deferred revenue; accruals for restructuring charges, future license, royalty and revenue share income; production costs; gross margins; litigation expense; future SG&A and R&D expenses; manufacturing expenses; future costs of expanding our business; income; losses; cash flow; amortization; source of funds for capital purchases and operations; future tax rates; alternative sources of capital or financing; changes in working capital items such as receivables and inventory; selling prices; and income taxes;

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the United States; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•
new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; future sales to and revenues from Hospira and the importance of Hospira to our growth; effect of the current relationship with Hospira, including its effect on future revenues and our positioning with respect to new product introductions and market share; growth of our Clave products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; plans to convert existing space; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Item 1A of this Annual Report on Form 10-K.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

•	general economic and business conditions, both in the United States and internationally;

•	unexpected changes in our arrangements with Hospira or our other large customers;

•	outcome of litigation;

•	fluctuations in foreign exchange rates and other risks of doing business internationally;

•	increases in labor costs or competition for skilled workers;

•	increases in costs or availability of the raw materials need to manufacture our products;

•	the effect of price and safety considerations on the healthcare industry;

•	competitive factors, such as product innovation, new technologies, marketing and distribution strength and price erosion;

•	the successful development and marketing of new products;

•	unanticipated market shifts and trends;

•	the impact of legislation affecting government reimbursement of healthcare costs;

•	changes by our major customers and independent distributors in their strategies that might affect their efforts to market our products;

•	the effects of additional governmental regulations;

•	unanticipated production problems; and

•	the availability of patent protection and the cost of enforcing and of defending patent claims.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Financial Market Risk

We had a portfolio of government bonds, corporate bonds and certificates of deposit of $71.0 million as of December 31, 2014.  The securities are all “investment grade,” comprised of $14.7 million of pre-refunded municipal securities, $0.4 million of non-pre-refunded municipal securities, $46.2 million in corporate bonds, $3.8 million in commercial paper and $5.9 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the interest rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.5 million to investment income based on the average investment securities balance for the year ended December 31, 2014.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at December 31, 2014 was approximately €20.4 million. We also have approximately €54.8 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the December 31, 2014 spot rate would impact our consolidated amounts on these balance sheet items by approximately $9.1 million, or 2.6% of these net assets. We expect that in the future, with the growth of our European distribution operation, that net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Sales from the United States to foreign distributors are denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, although principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2014 and our manufacturing spending from 2014 would have impacted our cost of goods sold by approximately $2.4 million.

Commodity Risk

Our exposure to commodity price changes relates primarily to certain manufacturing operations that use resin. We manage our exposure to changes in those prices through our procurement and supply chain management practices and the effect of price changes has not been material to date.  Based on our average price for resin in fiscal year 2014, a 10% increase to the price of resin would have resulted in approximately a $1.2 million change in material cost.

Item 8.  Financial Statements and Supplementary Data.

[THE REMAINDER OF THIS PAGE IS INTENIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ICU Medical, Inc.
San Clemente, CA

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche, LLP

Costa Mesa, California
February 20, 2015

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275,812	$226,022
Investment securities	70,952	70,869
Cash, cash equivalents and investment securities	346,764	296,891
Accounts receivable, net of allowance for doubtful accounts of $1,127 and $1,208 at December 31, 2014 and 2013, respectively	39,051	45,318
Inventories	36,933	34,451
Prepaid income taxes	3,963	5,966
Prepaid expenses and other current assets	5,818	7,319
Deferred income taxes	4,683	4,351
Total current assets	437,212	394,296

PROPERTY AND EQUIPMENT, net	86,091	87,861
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	7,063	8,490
DEFERRED INCOME TAXES	9,258	7,518
	$541,102	$499,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,378	$11,335
Accrued liabilities	17,350	15,551
Total current liabilities	28,728	26,886

DEFERRED INCOME TAXES	1,376	3,630
INCOME TAX LIABILITY	2,746	4,402
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 15,595 shares at December 31, 2014 and 15,103 at December 31, 2013, outstanding 15,595 shares at December 31, 2014 and 15,102 shares at December 31, 2013	1,559	1,510
Additional paid-in capital	107,336	78,495
Treasury stock, at cost — 0 shares at December 31, 2014 and 1 shares at December 31, 2013	—	(49)
Retained earnings	408,911	382,576
Accumulated other comprehensive income (loss)	(9,554)	2,193
Total stockholders’ equity	508,252	464,725
	$541,102	$499,643

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
REVENUES:
Net sales	$308,770	$313,056	$316,322
Other	490	660	547
TOTAL REVENUE	309,260	313,716	316,869
COST OF GOODS SOLD	157,859	158,984	160,359
Gross profit	151,401	154,732	156,510
OPERATING EXPENSES:
Selling, general and administrative	88,939	89,006	84,604
Research and development	18,332	12,407	10,630
Restructuring and strategic transaction	5,093	1,370	—
Total operating expenses	112,364	102,783	95,234
Income from operations	39,037	51,949	61,276
OTHER INCOME	755	765	563
Income before income taxes	39,792	52,714	61,839
PROVISION FOR INCOME TAXES	(13,457)	(12,296)	(20,558)
NET INCOME	$26,335	$40,418	$41,281
NET INCOME PER SHARE
Basic	$1.72	$2.75	$2.90
Diluted	$1.68	$2.65	$2.80
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	15,282	14,688	14,223
Diluted	15,647	15,274	14,725

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$26,335	$40,418	$41,281
Other comprehensive income (loss), net of tax of ($3,129), $803 and $281 for the years ended December 31, 2014, 2013 and 2012, respectively:
Foreign currency translation adjustment	(11,747)	3,622	1,805
Comprehensive income	$14,588	$44,040	$43,086

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2011	13,871	$1,486	$56,796	$(35,348)	$300,877	$(3,234)	$320,577
Exercise of stock options, including excess income tax benefits of $4,567	526	—	1,348	18,063	—	—	19,411
Proceeds from employee stock purchase plan	61	—	63	2,157	—	—	2,220
Stock compensation	—	—	5,563	—	—	—	5,563
Foreign currency translation adjustment	—	—	—	—	—	1,805	1,805
Net income	—	—	—	—	41,281	—	41,281
Balance, December 31, 2012	14,458	1,486	63,770	(15,128)	342,158	(1,429)	390,857
Issuance of restricted stock and exercise of stock options, including excess income tax benefits of $6,966	733	24	2,030	22,916	—	—	24,970
Treasury stock acquired in lieu of cash payment on stock option exercises and income tax withholding obligations	(140)		6,678	(9,711)			(3,033)
Proceeds from employee stock purchase plan	51	—	583	1,874	—	—	2,457
Stock compensation	—	—	5,434	—	—	—	5,434
Foreign currency translation adjustment	—	—	—	—	—	3,622	3,622
Net income	—	—	—	—	40,418	—	40,418
Balance, December 31, 2013	15,102	1,510	78,495	(49)	382,576	2,193	464,725
Issuance of restricted stock and exercise of stock options, including excess income tax benefits of $5,700	544	48	18,528	4,122	—	—	22,698
Purchase of treasury stock, treasury stock acquired in lieu of cash payment on stock option exercises and income tax withholding obligations	(98)	—	285	(6,121)			(5,836)
Proceeds from employee stock purchase plan	47	1	436	2,048	—	—	2,485
Stock compensation	—	—	9,592	—	—	—	9,592
Foreign currency translation adjustment	—	—	—	—	—	(11,747)	(11,747)
Net income	—	—	—	—	26,335	—	26,335
Balance, December 31, 2014	15,595	$1,559	$107,336	$—	$408,911	$(9,554)	$508,252
 The accompanying notes are an integral part of these consolidated financial statements.
ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,335	$40,418	$41,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,447	19,506	19,001
Provision for doubtful accounts	34	185	(237)
Provision for warranty and returns	(360)	671	220
Stock compensation	9,592	5,434	5,563
Loss (gain) on disposal of property and equipment	8	(36)	212
Bond premium amortization	2,188	2,715	2,585
Changes in operating assets and liabilities:
Accounts receivable	4,912	3,556	(5,395)
Inventories	(3,836)	2,319	4,573
Prepaid expenses and other assets	1,970	(383)	(415)
Accounts payable	(621)	(31)	(1,536)
Accrued liabilities	2,344	(2,215)	1,199
Income taxes, including excess tax benefits and deferred income taxes	(1,373)	(6,413)	(780)
Net cash provided by operating activities	60,640	65,726	66,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,604)	(18,415)	(19,160)
Proceeds from sale of assets	5	49	10
Intangible asset additions	(989)	(1,080)	(1,145)
Purchases of investment securities	(93,588)	(86,022)	(98,876)
Proceeds from sale of investment securities	89,426	92,348	77,798
Net cash used by investing activities	(21,750)	(13,120)	(41,373)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	16,998	18,004	14,844
Proceeds from employee stock purchase plan	2,485	2,457	2,220
Tax benefits from exercise of stock options	5,700	6,966	4,567
Purchase of treasury stock	(5,836)	(3,033)	—
Net cash provided by financing activities	19,347	24,394	21,631
Effect of exchange rate changes on cash	(8,447)	2,122	781
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,790	79,122	47,310
CASH AND CASH EQUIVALENTS, beginning of period	226,022	146,900	99,590
CASH AND CASH EQUIVALENTS, end of period	$275,812	$226,022	$146,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$8,668	$12,172	$16,741
NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$789	$212	$427

The accompanying notes are an integral part of these consolidated financial statements.
ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Inventories consist of the following at December 31:

	2014	2013
Raw material	$23,006	$21,867
Work in process	3,546	2,749
Finished goods	10,381	9,835
Total	$36,933	$34,451

 e.               Property and Equipment

Property and equipment consist of the following at December 31:

	2014	2013
Machinery and equipment	$90,744	$84,317
Land, building and building improvements	71,415	64,238
Molds	33,166	30,813
Computer equipment and software	23,228	21,625
Furniture and fixtures	3,571	3,552
Construction in progress	2,590	8,456
Total property and equipment, cost	224,714	213,001
Accumulated depreciation	(138,623)	(125,140)
Net property and equipment	$86,091	$87,861

All property and equipment are stated at cost.  We use the straight-line method for depreciating property and equipment over their estimated useful lives.  Estimated useful lives are:

Buildings	15 - 30 years
Building improvements	15 years
Machinery and equipment	2 - 10 years
Furniture, fixtures and molds	2 - 5 years
Computer equipment and software	3 - 5 years

We capitalize expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred.  The costs and related accumulated depreciation applicable to property and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of income at the time of disposal. Depreciation expense was $17.0 million, $17.0 million and $16.4 million in the years ended December 31, 2014, 2013 and 2012, respectively.

The cost of property and equipment are presented net of government incentive reimbursements we received from the Slovakian government for building a manufacturing plant in their country. Government incentives recorded in property and equipment were $3.3 million at December 31, 2014 and $3.7 million December 31, 2013.

f.         Goodwill

We test goodwill for impairment on an annual basis in the month of November. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.   There were no goodwill additions or impairment charges in the years ended December 31, 2014 and 2013.

g.                     Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows:

	Weighted Average	December 31, 2014
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	9	$12,357	$7,315	$5,042
MCDA contract *	10	8,571	8,285	286
Customer contracts	9	5,319	3,584	1,735
Trademarks	4	425	425	—
Total		$26,672	$19,609	$7,063

	Weighted Average	December 31, 2013
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	9	$11,367	$6,389	$4,978
MCDA contract *	10	8,571	7,428	1,143
Customer contracts	9	5,319	2,950	2,369
Trademarks	4	425	425	—
Total		$25,682	$17,192	$8,490

*MCDA contract:  Manufacturing, Commercialization and Development Agreement with Hospira, Inc. (“Hospira”), dated May 1, 2005 (the "MCDA”).

Amortization expense in 2014, 2013 and 2012 was $2.4 million, $2.5 million and $2.6 million, respectively.  Estimated annual amortization for each of the next five years is approximately $1.9 million for 2015, $1.2 million for 2016, $1.1 million for 2017, $1.0 million for 2018 and $0.6 million for 2019.

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

i.                      Investment Securities

Our investment securities, which are carried at fair market value and are considered available-for-sale, consist principally of certificates of deposits, corporate bonds, commercial paper and tax-exempt state and municipal government debt. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, management also evaluates whether we have the intent to sell or will likely be required to sell before its anticipated recovery. Realized gains and losses are accounted for on the specific identification method.

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

k.                  Foreign Currency

We have operations in Europe where the functional currency is the Euro and operations in Australia where the functional currency is the Australian dollar. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income, a separate component of stockholders' equity on our consolidated balance sheets and the effect of exchange rate changes on cash and cash equivalents are reflected on our consolidated statements of cash flows. Gains and losses for transactions denominated in a currency other than the functional currency of the entity are included in our statements of operations. Foreign currency transaction gains and losses were $0.1 million in 2014 and less than $0.1 million in 2013 and 2012.

l.                      Revenue Recognition

Most of our product sales are free on board shipping point and ownership of the product transfers to the customer on shipment.  We record sales and related costs when ownership of the product transfers to the customer, persuasive evidence of an arrangement exists, collectability is reasonably assured and the sales price is determinable.  Our customers are distributors, medical product manufacturers and end-users.  Our only post-sale obligations are warranty and certain rebates.  We warrant products against defects and have a policy permitting the return of defective products.  We reserve for warranty and returns based on historical experience. We accrue rebates based on agreements and on historical experience as a reduction in revenue at the time of sale.

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

n.        Advertising Expenses

Advertising expenses are expensed as incurred and reflected in selling, general and administrative expenses in our consolidated statements of income and were $0.1 million in 2014, $0.3 million in 2013 and $0.2 million in 2012.

o.                  Post-retirement and Post-employment Benefits

We do not provide retirement or post-employment benefits to employees other than our Section 401(k) retirement plan ("plan") for employees.  Our contributions to the plan were approximately $1.3 million in 2014, $1.1 million in 2013 and $1.3 million in 2012.

p.           Research and Development

Research and development costs are expensed as incurred.

q.            Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities.  Dilutive securities are outstanding common stock options (excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method.  Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 16,000 shares in 2014, 10,000 shares in 2013 and 7,000 shares in 2012.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Year ended December 31, (in thousands, except per share data)
	2014	2013	2012
Net income	$26,335	$40,418	$41,281
Weighted average number of common shares outstanding (basic)	15,282	14,688	14,223
Dilutive securities	365	586	502
Weighted average common and common equivalent shares outstanding (diluted)	15,647	15,274	14,725
EPS - basic	$1.72	$2.75	$2.90
EPS - diluted	$1.68	$2.65	$2.80

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

s.    New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") number 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations and adds additional disclosures on discontinued operations. ASU 2014-08 improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entities operations and financial results. Under current U.S. GAAP, disposals of small groups of assets that are recurring in nature and do not change an entity's strategy currently qualify for discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We do not anticipate a material impact on our consolidated financial statements from adoption of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. This guidance will become effective for us at the beginning of the first quarter of 2016. We do not anticipate a material impact on our consolidated financial statements from adoption of this ASU.

Note 2:       Restructuring Charges

In 2014, we reorganized our selling and corporate infrastructure, resulting in a reduction in workforce of 69 employees. The $3.5 million restructuring charge which is presented as a separate line item on our consolidated statements of income is combined with strategic transaction expenses. The restructuring charge is comprised of employee termination benefits and other associated costs. We have $1.4 million accrued for the restructuring charges as of December 31, 2014 and expect the majority of this accrual to be paid out in the first quarter of 2015.

Note 3:      Strategic Transaction Expenses

In 2014, we incurred $1.6 million in charges associated with a strategic transaction that did not go forward. In 2013, we incurred $1.4 million in charges associated with a strategic transaction that did not go forward. Transaction expenses are presented on a separate line item on our statements of income and are combined with restructuring charges.

Note 4:       Share Based Awards

We have a stock incentive plan for employees and directors and an employee stock purchase plan.  Shares to be issued under these plans will be issued either from authorized but unissued shares or from treasury shares.

We incur stock compensation expense for stock options, restricted stock units ("RSU"), performance restricted stock units ("PRSU") and stock purchased under our employee stock purchase plan ("ESPP"). We receive a tax benefit on stock compensation expense, excluding the direct tax benefits from exercise of stock options, which is reported separately on the consolidated statements of cash flows. We also have indirect tax benefits upon exercise of stock options related to research and development tax credits which were recorded as a reduction of income tax expense.  The table below summarizes compensation costs and related tax benefits for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
	2014	2013	2012
Stock compensation expense	$9,592	$5,434	$5,563
Tax benefit from stock-based compensation cost	$3,567	$2,052	$1,922
Indirect tax benefit	$209	$866	$209

As of December 31, 2014, we had $22.0 million of unamortized stock compensation cost which we will recognize as an expense over approximately 1.5 years.

Stock Incentive and Stock Option Plans

Our 2011 Stock Incentive Plan ("2011 Plan") replaced our 2003 Stock Option Plan (“2003 Plan”). Our 2011 Plan initially had 650,000 shares available for issuance, plus the remaining available shares for grant from the 2003 Plan. In 2012 and 2014, our stockholders approved amendments to the 2011 plan that increased the shares available for issuance by 1,850,000, bringing the initial shares available for issuance to 2,500,000, plus the remaining 248,700 shares that remained available for grant from the 2003 Plan. In addition, any forfeited, terminated or expired shares that would otherwise return to the 2003 Plan are available under the 2011 Plan. As of December 31, 2014, the 2011 Plan has 2,763,243 shares of common stock reserved for issuance to employees, which includes 263,243 shares that transferred from the 2003 Plan.  Shares issued as options or stock appreciation rights ("SARs") are charged against the 2011 Plan's share reserve as one share for one share issued. Shares subject to awards other than options and SARs are charged against the 2011 Plan's share reserve as 2.09 shares for 1 share issued. Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2011 Plan may be “non-statutory stock options” which expire no more than ten years from date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended.  Upon exercise of non-statutory stock options, we are generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise; we are generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2011 Plan includes conditions whereby unvested options are cancelled if employment is terminated.

In 2014, our Compensation Committee of the Board of Directors awarded our new Chief Executive Officer an employment inducement option to purchase 182,366 shares of our common stock and an employment inducement grant of restricted stock units with respect to 68,039 shares of our common stock. The inducement grants were made out of our 2014 Inducement Incentive Plan ("2014 Plan").

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

Stock Options

To date, all options granted under the 2014 Plan, 2011 Plan, 2003 Plan and Directors' Plan have been non-statutory stock options. The majority of the time-based outstanding employee option grants vest 25% after one year from the grant date and the balance vests ratably on a monthly basis over 36 months. The performance based stock option grants vest ratably at 25% per year over four years. The majority of the outstanding options granted to non-employee directors vest one year from the grant date. The options generally expire 10 years from the grant date.

The fair value of time-based option grants is calculated using the Black-Scholes option valuation model. The expected term for the option grants was based on historical experience and expected future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, based on the average expected exercise term. The table below summarizes the total time-based stock options granted, total valuation and the weighted average assumptions for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
	2014	2013	2012
Number of time-based options granted	492,935	244,440	228,328
Grant date fair value of options granted (in thousands)	$7,311	$3,934	$3,158
Weighted average assumptions for stock option valuation:
Expected term (years)	4.7	4.6	4.7
Expected stock price volatility	26.7%	29.2%	33.6%
Risk-free interest rate	1.4%	0.8%	0.7%
Expected dividend yield	—%	—%	—%
Weighted average grant price per option	$58.92	$62.12	$47.12
Weighted average grant date fair value per option	$14.83	$16.09	$13.83

The 2014 performance stock option grants are exercisable if the common stock price condition is met. Fifty percent of the vested performance stock options become exercisable if the closing price of our common stock is equal to or more than 125% of the exercise price for 30 consecutive trading days during the term of the grant. The remaining 50% of the vested performance stock options become exercisable if the closing price of our common stock is equal to or more than 150% of the exercise price for 30 consecutive trading days during the term of the grant.

The fair value of performance option grants is calculated using the Monte Carlo Simulation. The expected term of the performance option grants is based on the expected number of years to achieve the exercisable goal trigger and assumes that the vested option will be immediately exercised or cancelled, if underwater. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock over a 10 year period. The table below summarizes the performance stock options granted, total valuation and the weighted average assumptions for the year ended December 31, 2014.

Number of performance options granted	699,625
Grant date fair value of options granted (in thousands)	$13,344
Weighted average assumptions for stock option valuation:
Expected term (years)	4.0
Expected stock price volatility	31.7%
Risk-free interest rate	2.9%
Expected dividend yield	—%
Weighted average grant price per option	$58.90
Weighted average grant date fair value per option	$19.07

A summary of our stock option activity as of and for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,952,124	$39.26
Granted	1,192,560	$58.91
Exercised	(529,181)	$32.78
Forfeited or expired	(58,567)	$52.51
Outstanding at December 31, 2014	2,556,936	$49.46	7.0	$82,936
Exercisable at December 31, 2014	1,193,223	$39.19	4.7	$50,963
Vested and expected to vest, December 31, 2014	2,556,936	$49.46	7.0	$82,936

The intrinsic values for options exercisable, outstanding and vested or expected to vest at December 31, 2014 is based on our closing stock price of $81.90 at December 31, 2014 and are before applicable taxes.

	Year ended December 31,
	2014	2013	2012
Intrinsic value of options exercised	$18,802	$21,847	$12,211
Cash received from exercise of stock options	$16,998	$18,004	$14,844
Tax benefit from stock option exercises	$5,700	$6,966	$4,567

Stock Awards

RSUs are granted to our Board of Directors and vest on the first anniversary of the grant date. In 2014, we granted RSUs to our Chief Executive Officer that vest ratably on the anniversary of the grant over three years and to certain other employees that vest ratably on the anniversary of the grant over two years. The fair value of the RSUs is based on the price of the common stock on the grant date.

In 2012 and 2013, we awarded PRSUs to our executive officers. PRSUs are awarded to our executive officers to receive shares of common stock if the measurement period goal is met. The executive PRSUs are based on a one-year market condition performance period measured against a total shareholder return metric ("TSR"). If the TSR is less than the 33rd percentile of our peer group index, 0% of the award would be earned. If the TSR is equal or greater than the 33rd percentile and less than the 50th percentile of our peer group companies, 50% of the award would be earned. If the TSR is equal or greater than the 50th percentile and less than the 75th percentile of our peer group companies, 100% of the award will be earned. If the TSR is equal or greater than the 75th percentile of our peer group companies, 200% of the award will be earned. The PRSUs vest in equal yearly installments with one-third of the grant becoming vested on each of the three anniversary dates of the award. Our executive officers earned 0% of their 2013 award because the TSR was below the 33rd percentile of our peer companies. Our executive officers earned 200% of their 2012 award because the TSR was above the 75th percentile of our peer companies. In 2013, our executive officers earned 0% of the PRSUs granted, bringing their 2013 award to zero. In 2012, our executive officers earned 200% of the PRSUs granted, bringing the total PRSUs granted to 31,178 units.

The fair value of the PRSUs was calculated using a Monte Carlo simulation embedded in a lattice model. The 2013 calculation used a risk-free interest rate of 0.15%, a closing share price of $61.76, assumed no dividends and assumed no forfeitures. For the 2013 calculation, the correlation matrix of stock price returns and volatilities were calculated based on one year preceding January 1, 2013. The 2012 calculation used a risk-free interest rate of 0.13%, a closing share price of 46.53, assumed no dividends and assumed no forfeitures. For the 2012 calculation, the correlation matrix of stock price returns and volatilities were calculated based on one year preceding January 1, 2012.

The table below summarizes our restricted stock award activity for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
	2014	2013	2012
PRSU
Shares granted		15,085	15,589
Grant date fair value per share		$50.82	$43.60
Grant date fair value		$767	$680
Intrinsic value vested	$659	$636

RSU
Shares granted	76,618	4,908	6,132
Grant date fair value per share	$58.89	$67.25	$53.81
Grant date fair value	$4,512	$330	$330
Intrinsic value vested	$292	$412

The table below provides a summary of our PRSU and RSU activity as of and for the year ended December 31, 2014. The number of units granted in 2012 is adjusted to reflect the PRSUs awards at 200% of their original amounts.

	Number of Units	Grant Date Fair Value Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Non-vested at December 31, 2013	25,692	$48.12
Granted	76,618	$58.89
Vested	(15,300)	$51.19
Forfeited	(978)	$43.60
Non-vested and expected to vest at December 31, 2014	86,032	$57.22	1.0	$7,046

ESPP

We have an ESPP under which U.S. employees may purchase up to $25,000 annually of common stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of common stock reserved for issuance under the ESPP, which is subject to an annual increase of the least of 300,000 shares, two percent of the shares outstanding or such a number as determined by the Board.  To date, there have been no increases. As of December 31, 2014, there were 222,439 shares available for future issuance. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of December 31, 2014, we had less than $0.1 million of unamortized stock compensation expense from the ESPP which will be recognized in the first quarter of 2015.

The fair value of rights to purchase shares under the ESPP is calculated using the Black-Scholes option valuation model.  The table below summarizes the number and intrinsic value of ESPP share purchases and the weighted average valuation assumptions for the 2014, 2013 and 2012 purchase periods.

	Year ended December 31,
	2014	2013	2012
ESPP shares purchased by employees	47,466	50,944	61,004
Intrinsic value of ESPP purchases (in thousands)	$476	$840	$913
Weighted average assumptions for ESPP valuation:
Expected term (in years)	0.5	0.5	0.5
Expected stock price volatility	20.8%	24.4%	23.6%
Risk-free interest rate	1.1%	0.1%	0.1%
Expected dividend yield	—%	—%	—%

Note 5:  Fair Value Measurement

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal tax-exempt state and municipal government debt.  All investment securities are considered available-for-sale and are "investment grade", carried at fair value and there have been no gains or losses on their disposal. As of December 31, 2014, we have $5.9 million of investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets.  As of December 31, 2014, we have $65.1 million of investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities, commercial paper and corporate bonds and have observable market based inputs such as quoted prices, interest rates and yield curves. There were no transfers between levels in 2014.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at December 31, 2014 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$70,952	$5,884	$65,068	$—
	$70,952	$5,884	$65,068	$—

	Fair value measurements at December 31, 2013 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$70,869	$3,205	$67,664	$—
	$70,869	$3,205	$67,664	$—

Note 6:   Investment Securities

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal-tax-exempt state and municipal government debt.  All investment securities are considered available-for-sale and are “investment grade,” carried at fair value and there have been no gains or losses on their disposal.  Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive income in the stockholders' equity section of our consolidated balance sheets. We have no gross unrealized gains or losses on available-for-sale securities at December 31, 2014 or 2013.  The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income in other income on our consolidated statements of income.

Balances consist of the following at December 31:

	2014	2013
Federal and municipal tax-exempt debt securities	$15,013	$21,968
Corporate bonds	46,209	45,696
Commercial paper	3,846	—
Certificates of deposit	5,884	3,205
	$70,952	$70,869

The scheduled maturities of the debt securities are between 2015 and 2045 and are all callable within one year.

Investment income, reflected in other income in our consolidated statements of income, was $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7:      Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2014	2013
Salaries and benefits	$6,746	$7,527
Incentive compensation	5,405	3,497
Value Added Tax accrual	398	960
Restructuring accrual	1,368	—
Other	3,433	3,567
	$17,350	$15,551

Note 8:      Income Taxes

Income from continuing operations before taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
United States	$33,508	$48,964	$62,204
Foreign	6,284	3,750	(365)
	$39,792	$52,714	$61,839

The provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Current:
Federal	$13,860	$14,575	$21,072
State	(1,305)	2,145	2,080
Foreign	2,100	(70)	678
	14,655	16,650	23,830
Deferred:
Federal	$(2,325)	$164	$(2,276)
State	988	(996)	(796)
Foreign	139	(3,522)	(200)
	(1,198)	(4,354)	(3,272)
	$13,457	$12,296	$20,558

Current income taxes payable were reduced from the amounts in the above table by $5.7 million, $7.0 million and $4.6 million in 2014, 2013 and 2012, respectively, equal to the direct tax benefit that we receive upon exercise of stock options by employees and directors. The benefit is allocated to stockholders’ equity. We have accrued for tax contingencies for potential tax assessments, and in 2014 we recognized a $0.9 million net decrease, most of which related to various federal and state tax reserves.

Reconciliations of the provision for income taxes at the statutory rate to our effective tax rate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$13,927	35.0%	$18,450	35.0%	$21,644	35.0%
State income tax, net of federal effect	981	2.5%	1,126	2.1%	1,356	2.2%
Tax credits	(1,591)	(4.0)%	(1,974)	(3.7)%	(1,465)	(2.4)%
Tax-exempt interest and dividends	(3)	—%	—	—%	(23)	(0.1)%
Domestic production activities/other	104	0.2%	(403)	(0.8)%	(1,559)	(2.5)%
Foreign income tax	39	0.1%	(4,903)	(9.3)%	605	1.0%
	$13,457	33.8%	$12,296	23.3%	$20,558	33.2%

Tax credits in 2014, 2013 and 2012 consist principally of research and developmental tax credits.  The indirect effect of non-statutory stock options exercised on research and development tax credits and other tax credits were recorded as reductions of the effective tax provision.

The components of our deferred income tax provision for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Allowance for doubtful accounts	$4	$4	$(59)
Inventory reserves	(488)	341	143
Accruals	(1,326)	(470)	(2,375)
State income taxes	(4)	552	177
Acquired future tax deductions	96	40	50
Depreciation and amortization	(780)	(3,850)	(700)
Net operating loss	62	—	—
Tax credits	1,238	(971)	(508)
	$(1,198)	$(4,354)	$(3,272)

The components of our deferred income tax assets (liabilities) at December 31, 2014 and 2013 are as follows:

	2014	2013
Current deferred tax assets:
State income taxes	$252	$298
Foreign	406	706
Accruals/other	2,110	1,973
Tax credits	226	276
Allowance for doubtful accounts	151	140
Inventory reserves	1,538	958
	$4,683	$4,351
Non-current deferred tax asset:
State income taxes	$(2,114)	$—
Foreign	1,499	$1,338
Accruals/other	494	546
Depreciation and amortization	(5,594)	(429)
Acquired future tax deductions	639	—
Stock-based compensation	6,778	—
Foreign currency translation adjustments	2,680	—
Tax credits state	4,876	6,063
	$9,258	$7,518
Non-current deferred tax liability:
State income taxes	$—	$2,163
Foreign	1,376	—
Accruals/other	—	186
Depreciation and amortization	—	5,906
Acquired future tax deductions	—	610
Stock-based compensation	—	(5,684)
Foreign currency translation adjustments	—	449
	$1,376	$3,630

Acquired future tax deductions are the tax benefits included in our consolidated income tax returns originating in Bio-Plexus, Inc., an entity purchased in 2002, prior to when we acquired the entity. They consist of: (a) the net tax benefit of items expensed for financial statement purposes but capitalized and amortized for tax purposes and (b) the tax benefited portion of Bio-Plexus’s NOL carry-forward which will be realized in approximately equal amounts over the next 9 years. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carry-forwards, and the amount of Bio-Plexus federal NOL carry-forwards recorded is the net federal benefit available.

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

Our estimate of undistributed earnings of our foreign subsidiaries for which no federal or state liability has been recorded cumulatively was $14.5 million at December 31, 2014 and $13.9 million at December 31, 2013.  These undistributed earnings are considered to be indefinitely reinvested. However, if unanticipated distribution of those earnings were to occur in the form of dividends or otherwise, some portion of the distribution would be subject to both foreign withholding taxes and U.S. income taxes.  In the event that our position in this regard changes, determining the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation. However, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

We are subject to taxation in the United States and various states and foreign jurisdictions. Our United States federal income tax returns for tax years since 2011 are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years since 2012 are subject to examination by the state tax authorities. The total gross amount of unrecognized tax benefits as of December 31, 2014 was $4.1 million that, if recognized, would impact the effective tax rate.

The following table summarizes our cumulative gross unrecognized tax benefits for 2014, 2013 and 2012:

	2014	2013	2012
Beginning balance	$5,544	$4,236	$4,978
Increases to prior year tax positions	217	391	156
Increases to current year tax positions	661	1,353	490
Decrease related to settlements	(2,113)	—	(230)
Decrease related to lapse of statute of limitations	(194)	(436)	(1,158)
Ending balance	$4,115	$5,544	$4,236

Note 9:  Products, Major Customers and Concentrations of Credit Risks

Our primary product groups are infusion therapy, critical care and oncology. In prior periods, we included Tego needlefree hemodialysis connector and Lopez enteral valve under "other". The Tego is now included under Infusion Therapy. The Lopez Valve is now included under Critical Care. Other reclassifications were done for certain items in the market segments in the prior periods. Prior year amounts have been adjusted to conform to the current presentation. The breakdown by market segment for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Infusion therapy	$215,982	$220,982	$226,092
Critical care	55,074	54,326	58,926
Oncology	36,949	37,075	29,957
Other	1,255	1,333	1,894
	$309,260	$313,716	$316,869

We sell products worldwide, on credit terms on an unsecured basis, to medical product manufacturers, independent medical supply distributors, and directly to the end customer. The manufacturers and distributors, in turn, sell our products to healthcare providers. For the years ended December 31, 2014, 2013 and 2012, we had worldwide sales to one manufacturer, Hospira, of 36%, 39% and 42%, respectively, of consolidated revenue.  As of December 31, 2014, and 2013, we had accounts receivable from Hospira of 27% and 32%, respectively, of consolidated accounts receivable.

Domestic sales accounted for 69%, 71% and 75% of total revenue in 2014, 2013 and 2012, respectively. International sales, which are determined by the destination of the product shipment, accounted for 31%, 29% and 25% of total revenue in 2014, 2013 and 2012, respectively.

The table below presents our gross long-lived assets by country:

	As of December 31,
	2014	2013
Mexico	$51,554	49,454
Slovakia	16,643	18,422
Italy	4,855	5,428
Germany	638	547
Total foreign	$73,690	$73,851
United States	151,024	139,150
Worldwide total	$224,714	$213,001

Note 10:    Operating Leases

We lease a building in Ludenscheid, Germany which expires in December 2015 and have an option to extend the term.  We lease office space in Utrecht, Netherlands and Bella Vista, NSW Australia, both which expire in December 2015 and have options to extend the term. We also lease various office equipment with expiration dates ranging from 2015 to 2016.  Our lease expense was $0.2 million in 2014, $0.2 million in 2013 and $0.2 million in 2012.  Our annual minimum future lease payments are $0.3 million in 2015 and $0.1 million in 2016.

Note 11:   Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date and we have $22.5 million remaining on this purchase plan. We purchased $5.6 million of our common stock in the year ended December 31, 2014. We did not purchase any of our common stock in the year ended December 31, 2013. We expect to use the treasury stock to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

In 2014, we withheld 4,232 shares of our common stock from employee vested restricted stock units in consideration for $0.2 million in payments for the employee's share award income tax withholding obligations. In 2014, we also withheld 4,583 shares of our common stock from option exercises with shares remitted back to us in lieu of $0.3 million in cash payments for the option exercises.

In 2013, we withheld 43,188 shares of our common stock from employee option exercises and vested restricted stock units in consideration for $3.0 million in payments for the employee's share award income tax withholding obligations. In 2013, we also withheld 96,927 shares of our common stock from option exercises with shares remitted back to us in lieu of a cash payment for the option exercise.

Note 12:    Stockholder Rights Plan

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

Note 13:    Commitments and Contingencies

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

Note 14:  Quarterly Financial Data - Unaudited

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2014
Total revenue	$73,230	$78,677	$77,457	$79,896
Gross profit	$36,027	$37,542	$38,147	$39,685
Net income	$6,657	$5,878	$6,428	$7,372
Net income per share:
Basic	$0.44	$0.39	$0.42	$0.48
Diluted	$0.43	$0.38	$0.42	$0.46
2013
Total revenue	$74,299	$78,661	$82,815	$77,941
Gross profit	$36,794	$38,038	$40,955	$38,945
Net income	$8,685	$7,367	$11,034	$13,332
Net income per share:
Basic	$0.60	$0.50	$0.75	$0.89
Diluted	$0.58	$0.48	$0.72	$0.86

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

Management has used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.

Management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2014 based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm that audited the December 31, 2014 financial statements included in this Annual Report on Form 10-K has independently assessed the effectiveness of our internal control over financial reporting and its report is below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ICU Medical, Inc.
San Clemente, CA

We have audited the internal control over financial reporting of ICU Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP

Costa Mesa, California
February 20, 2015

Item 9B.                Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table lists the names, ages, certain positions and offices held by our executive officers as of January 31, 2015.

	Age	Office Held
Vivek Jain	42	Chairman of the Board and Chief Executive Officer
Alison D. Burcar	42	Vice President and General Manager of Infusion Systems
Scott E. Lamb	52	Chief Financial Officer
Tom McCall	57	Vice President and General Manager of Critical Care
Steven C. Riggs	56	Vice President of Operations

Mr. Jain joined the Company in February 2014 as Chairman of the Board and Chief Executive Officer. Mr. Jain served as CareFusion Corporation's ("CareFusion") President of Procedural Solutions from 2011 to February 2014. Mr. Jain served as President, Medical Technologies and Services of CareFusion from 2009 until 2011. Mr. Jain served as the Executive Vice-President-Strategy and Corporate Development of Cardinal Health from 2007 until 2009. Mr. Jain served as Senior Vice President, Business Development and M&A for the Philips Medical Systems business of Koninklijke Philips Electronics N.V., an electronics company from 2006 to August 2007. Mr. Jain served as an investment banker at J.P. Morgan Securities, Inc., an investment banking firm, from 1994 to 2006. Mr. Jain's last position with J.P. Morgan was as Co-Head of Global Healthcare Investment Banking from 2002 to 2006.

Ms. Burcar has served as our Vice President and General Manager of Infusion Systems since July 2014. Ms. Burcar served as Vice President of Product Development from July 2009 to July 2014. Ms. Burcar served as our Vice President of Marketing from 2002 to July 2009, our Marketing Operations Manager from 1998 to 2002 and held research and development project/program management positions from 1995 to 1998.

Mr. Lamb has served as our Chief Financial Officer since February 2008. Mr. Lamb served as our Controller from 2003 to February 2008.  Mr. Lamb served as Senior Director of Finance for Vitalcom, Inc. from 2000 to 2003.

Mr. McCall has served as our Vice President and General Manager of Critical Care since July 2014. Mr. McCall served as our Vice President of Marketing from July 2010 to July 2014. Mr. McCall served as Vice President of Marketing Communications and Brand Strategy for Masimo Corporation from 2006 to 2010 and as Vice President of Corporate Marketing and Brand Development for Welch Allyn, Inc. from 2001 to 2006.

Mr. Riggs has served as our as Vice President of Operations from 2002 to October 2013 and resumed this position in February 2014. Mr. Riggs served as Acting Chief Executive Officer from October 2013 to February 2014. Mr Riggs served as our Director of Operations from 1998 to 2002 and as our Senior Manager of Quality Assurance and Quality Control from 1992 to 1998.

The information required by this item about our Board of Directors, audit committee, including the audit committee’s financial expert, and disclosure of Forms 3, 4 or 5 delinquent filers is set forth under the captions Election of Directors, Audit Committee and Compliance with Section 16(a) Beneficial Ownership Reporting Compliance in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

We have a Code of Business Conduct and Ethics for Directors and Officers. A copy is available on our website, www.icumed.com. We will disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics for Directors and Officers on our website.

Item 11. Executive Compensation.

The information required by this item is set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the caption Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

We have a 2011 Stock Incentive Plan under which we may grant restricted stock or options to purchase our common stock to our employees, directors and consultants. We also have a 2014 Inducement Stock Incentive Plan under which granted 250,405 restricted stock units and options to purchase our common stock. We had a 2001 Directors’ Stock Option Plan under which we granted options to purchase our common stock to our directors, which plan expired in November 2011. We also had a 1993 Stock Incentive Plan and a 2003 Stock Option Plan, under which we granted options to purchase common stock to the employees, which plans expired in January 2005 and May 2011, respectively. We also have an Employee Stock Purchase Plan.  All plans were approved by our stockholders.  Further information about the plans is in Note 2 to the Consolidated Financial Statements.  Certain information about the plans at December 31, 2014, is as follows:

Number of shares remaining
Number of shares to be issued upon	Weighted-average exercise	available for future issuance under
exercise of outstanding options,	price of outstanding	equity compensation plans
warrants and rights	options, warrants and rights	(excluding shares reflected in column (a))
(a)	(b)	(c)*
2,556,936	$49.46	1,337,420
 *As of December 31, 2014, there were 222,439 shares of common stock available for issuance under our Employee Stock Purchase Plan, which are included in this amount.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Director Independence in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is set forth under the caption Selection of Auditors in our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
3.1	Registrant's Certificate of Incorporation, as amended and restated. (1)

3.2	Registrant's Bylaws, as amended and restated. (19)

10.1	Form of Indemnification Agreement with Directors and Executive Officers. (18)

10.2	Registrant's Amended and Restated 1993 Incentive Stock Plan. (2)*

10.3	Manufacture and Supply Agreement dated September 13, 1993 between Registrant and B. Braun, Inc. relating to the Protected Needle product. (3)

10.4	Supply and Distribution Agreement dated April 3, 1995 between Registrant and Abbott Laboratories, Inc. relating to the Clave product. (4)

10.5	Amended and Restated Rights Agreement dated October 18, 2007 between Registrant and American Stock Transfer & Trust Company as Rights Agent. (14)

10.6	SafeLine Agreement effective October 1, 1997 by and between Registrant and B. Braun Medical, Inc. (5)

10.7	Amendment to April 3, 1995 Supply and Distribution Agreement, dated January 1, 1999, between Registrant and Abbott Laboratories. (6)

10.8	Co-Promotion and Distribution Agreement, dated February 27, 2001 between Registrant and Abbott Laboratories. (7)

10.9	Registrant's 2001 Directors' Stock Option Plan. (8)*

10.10	Registrant's 2002 Employee Stock Purchase Plan. (8)*

10.11	Registrant's 2003 Stock Option Plan. (9)*

10.12	Amendment to April 3, 1995 Supply and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories. (10)

10.13	Amendment to February 27, 2001 Co-Promotion and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories. (10)

10.14	Manufacturing, Commercialization and Development Agreement between Registrant and Hospira, Inc. effective May 1, 2005. (11)

10.15	Employment Agreement between Registrant and George A. Lopez, M.D. effective January 1, 2011. (22)*

10.16	Letter Agreement dated July 8, 2005 between Registrant and Hospira, Inc. re: Manufacturing, Commercialization and Development Agreement effective May 1, 2005. (12)

10.17	Settlement and Release Agreement dated as of January 2, 2007 between ICU Medical, Inc. and Fulwider Patton Lee & Utecht, LLP. (13)

10.18	Executive officer compensation.*

10.19	Non-employee director compensation.*

10.20	2008 Performance-Based Incentive Plan, as amended. (22)*

10.21	Amendment No. 1 to 2001 Directors' Stock Option Plan. (16)*

10.22	Amendment No. 2 to 2001 Directors' Stock Option Plan. (16)*

10.23	Amendment No. 3 to 2001 Directors' Stock Option Plan. (16)*

10.24	Form of Executive Officer Retention Agreement. (17)*

10.25	Amended and Restated Retention Agreement between Registrant and Dr. George A. Lopez, dated November 3, 2010. (20)*

10.26	Schedule identifying parties to agreements with the Registrant substantially identical to the Form of Executive Officer Retention Agreement filed as Exhibit 10.24 hereto. (21)*

10.27	Amendment 20 to the Supply and Distribution Agreement, effective as of November 30, 2011, between ICU Medical Sales, Inc. and Hospira, Inc. (24)

10.28	Third Amendment to the Co-Promotion and Distribution Agreement, effective as of November 30, 2011, between ICU Medical Sales, Inc. and Hospira, Inc. (24)

10.29	ICU Medical, Inc. Amended 2011 Stock Incentive Plan. (23)*

10.30	Form of Executive Officer Retention Agreement - Tier 1 Employee. (25)*

10.31	Form of Executive Officer Retention Agreement - Tier 2 Employee. (25)*

10.32	2014 Inducement Stock Incentive Plan (26)*

10.33	Executive Employment Agreement, dated as of February 7, 2014, by and between ICU Medical, Inc. and Vivek Jain (27)*

10.34	Amendment to Executive Employment Agreement, dated as of February 12, 2014, by and between ICU Medical, Inc. and Vivek Jain (27)*

10.35	Employment Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013 (28)*

10.36	Amended and Restated Retention Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013 (29)*

14.1	Code of Business Conduct and Ethics for Directors and Officers. (15)

21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________
*Executive compensation plan or other arrangement

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014, an incorporated herein by reference.

(2)	Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on March 4, 1999, and incorporated herein by reference.

(3)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, and incorporated herein by reference.

(4)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1995, and incorporated herein by reference.

(5)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed June 18, 1998, and incorporated herein by reference.

(6)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 23, 1999, and incorporated herein by reference.

(7)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed March 7, 2001, and incorporated herein by reference.

(8)	Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002, and incorporated herein by reference.

(9)	Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 25, 2003, and incorporated herein by reference.

(10)	Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 15, 2004, and incorporated herein by reference.

(11)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005, and incorporated herein by reference.

(12)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005, and incorporated herein by reference.

(13)	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

(14)	Filed as an Exhibit to Registrant's Registration Statement on Form 8-A/A dated October 18, 2007, and incorporated herein by reference.

(15)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 5, 2009, and incorporated herein by reference.

(16)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, and incorporated herein by reference.

(17)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 4, 2010, and incorporated herein by reference.

(18)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, and incorporated herein by reference.

(19)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed July 25, 2014, and incorporated herein by reference.

(20)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed November 5, 2010, and incorporated herein by reference.

(21)	Filed as an Exhibit to Registrant's Annual Report on Form 10-K dated February 18, 2011, and incorporated herein by reference.

(22)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011, and incorporated herein by reference.

(23)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed December 22, 2011, and incorporated herein by reference.

(25)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed November 21, 2013, and incorporated herein by reference.

(26)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference.

(27)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 12, 2014, and incorporated herein by reference.

(28)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014 and incorporated herein by reference.

(29)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 and incorporated herein by reference.

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

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2012:
Allowance for doubtful accounts	$1,293	$(237)	$(58)	$—	$998
Warranty and return reserve - accounts receivable	—	386	—	—	386
Warranty and return reserve - inventory	—	(166)	—	—	(166)
Deferred tax asset valuation allowance	—	560	—	—	560

For the year ended December 31, 2013:
Allowance for doubtful accounts	$998	$185	$25	$—	$1,208
Warranty and return reserve - accounts receivable	386	638	—	—	989
Warranty and return reserve - inventory	(166)	33	—	(35)	(133)
Deferred tax asset valuation allowance	560	—	—	(560)	—

For the year ended December 31, 2014:					—
Allowance for doubtful accounts	$1,208	$34	$(99)	$(16)	$1,127
Warranty and return reserve - accounts receivable	$989	$(508)			$481
Warranty and return reserve - inventory	$(133)	$148			$15

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	February 20, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Jain	Chairman of the Board and	February 20, 2015
Vivek Jain	Chief Executive Officer
(Principal Executive Officer)

/s/ Scott E. Lamb	Chief Financial Officer	February 20, 2015
Scott E. Lamb	(Principal Financial Officer)

/s/ Kevin J. McGrody	Controller	February 20, 2015
Kevin J. McGrody	(Principal Accounting Officer)

/s/ George A. Lopez, M.D.	Director	February 20, 2015
George A. Lopez, M.D.

/s/ Jack W. Brown	Director	February 20, 2015
Jack W. Brown

/s/ John J. Connors	Director	February 20, 2015
John J. Connors

/s/ Joseph R. Saucedo	Director	February 20, 2015
Joseph R. Saucedo

/s/ Richard H. Sherman, M.D.	Director	February 20, 2015
Richard H. Sherman, M.D.

/s/ Robert S. Swinney, M.D.	Director	February 20, 2015
Robert S. Swinney, M.D.