Form 10-K/A
period 2014-12-31
ICU MEDICAL INC/DE
filed 2015-04-30
CIK 883984

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

Explanatory Note

On February 20, 2015, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”). This Amendment No. 1 (this “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company no longer anticipates that its definitive proxy statement involving the election of directors will be filed within 120 days after the end of the Company’s fiscal year. Accordingly, all references to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K are deleted by this Amendment. Part III of the Original Form 10-K is hereby amended and restated as set forth below. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on February 20, 2015 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

ICU Medical, Inc.
Form 10-K/A
For the Year Ended December 31, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table lists the names, ages, certain positions and offices held by our executive officers and directors as of January 31, 2015.

	Age	Office Held
Vivek Jain	42	Chairman of the Board and Chief Executive Officer
Alison D. Burcar	42	Vice President and General Manager of Infusion Systems
Scott E. Lamb	52	Chief Financial Officer
Tom McCall	57	Vice President and General Manager of Critical Care
Steven C. Riggs	56	Vice President of Operations
Jack W. Brown	75	Director
John J. Connors, Esq.	75	Director
George A. Lopez, M.D.	67	Director
Joseph R. Saucedo	72	Director
Richard H. Sherman, M.D.	68	Director
Robert S. Swinney, M.D.	68	Director

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

Mr. Riggs has served as our as Vice President of Operations from 2002 to October 2013 and resumed this position in February 2014. Mr. Riggs served as Acting Chief Executive Officer from October 2013 to February 2014. Mr. Riggs served as our Director of Operations from 1998 to 2002 and as our Senior Manager of Quality Assurance and Quality Control from 1992 to 1998.

Mr. Brown has been a director since 1992. He is the former Chairman of the Board and President of Gish Biomedical, Inc., a manufacturer of disposable medical devices for cardiovascular surgery and vascular access devices. His experience includes management positions at Bentley Laboratories and Baxter Laboratories. Mr. Brown has a background in manufacturing, marketing and product development. The Board believes that Mr. Brown’s leadership experience at a medical device company gives him a breadth of knowledge and a unique perspective on the competitive nature of the industry. Mr. Brown’s current term expires in 2015.

Mr. Connors has been a director since 1992 and previously served as a director from December 1988 to July 1989. He is a patent attorney and the founder of Connors & Associates PC, a professional law corporation specializing in intellectual property law. Mr. Connors is a member of the Orange County Bar Association, the Orange County Patent Law Association, the

Los Angeles Intellectual Property Law Association and the Association of Corporate Patent Counsel. The Board is well served by Mr. Connors' considerable technical knowledge, particularly his experience in the areas of patent acquisition, patent infringement and the negotiation of the sale and licensing of intellectual property, which brings a unique and valued perspective to the Board. Mr. Connors’ current term expires in 2015.

Dr. Lopez has been a director since 1984. He is the founder of the Company and served as Chairman of the Board, President and CEO from 1989 to February 2014, stepping down from these positions for health reasons. His extensive experience with the Company and industry knowledge provides an invaluable insight to the Board on issues involving the Company and its goals. Dr. Lopez’s current term expires in 2016.

Mr. Saucedo has been a director since 2001 and serves as Chair of the Audit Committee. He is Chairman and President of Bolsa Resources, Inc., a business management consulting firm that provides both management consulting and financial accounting function support to manufacturing companies. He has a Masters in Business Administration. Mr. Saucedo’s 30 years of financial and accounting experience include serving as President and CEO of a financial institution where he was responsible for overseeing the performance of the company, as an auditor for a major auditing firm, and currently, the review, analysis and evaluation of clients’ financial statements and financial consulting to manufacturing concerns. The Board is well served by having Mr. Saucedo on the Board in part because it believes that his financial knowledge and experience is valuable to the Board, particularly with respect to his service on the Audit Committee. Additionally, his wide range of experiences from the CEO of a financial institution to an auditor at a major auditing firm provide him with insight into all financial aspects of a company. The Board has determined that Mr. Saucedo is an “audit committee financial expert” and is “independent,” as those terms are defined by applicable Nasdaq Listing Rules and SEC regulations. Mr. Saucedo’s current term expires in 2015.

Dr. Sherman has been a director since 1990, and serves as Chair of the Nominating/Corporate Governance Committee and is a member of the Compensation Committee. He established and directed the Noninvasive Cardiology Laboratory, and the Cardiac Rehabilitation Program for Milford Memorial Hospital. He has been elected to local, county and state medical leadership positions and has served on nonprofit and private boards and their committees. In January 2015, he became an Honorary Medical Staff member of Bayhealth Medical Center, retiring from private practice of Cardiology and Internal Medicine. He has been a participant in the National Association of Corporate Directors programs and completed the Governance Fellow program. The Board benefits from Dr. Sherman’s broad medical and leadership experience. Dr. Sherman’s term expires in 2015.

Dr. Swinney has been a director since 1998 and previously served as a director from 1989 to October 1995. Dr. Swinney has more than 30 years of experience as a critical care physician in a large, public teaching hospital, where he has formerly served as the critical care unit director and Chair of the ICU Committee. Dr. Swinney also has experience in private primary care practice and emergency medicine. He holds two patents for medical products and, in his daily work, is frequently called upon to examine and evaluate new medical products. The Board benefits from Dr. Swinney’s medical and leadership experience, including Dr. Swinney’s work with patents, as well as his ongoing work, which has provided him with a high level of technical expertise, which keep him current on new developments in medical technology. Dr. Swinney’s current term expires in 2016.

We have a Code of Business Conduct and Ethics for Directors and Officers. A copy is available on our website, www.icumed.com. We will disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics for Directors and Officers on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of the Company’s common stock to file reports on prescribed forms regarding ownership of and transactions in the common stock with the SEC and to furnish copies of such forms to the Company. Based solely on a review of the forms received by it and written representations that no Forms 5 were required to be filed, the Company believes that with respect to 2014, except as set forth herein, all Section 16(a) filings were filed on a timely basis. On December 22, 2014, a Form 4 for Dr. Lopez was inadvertently filed 11 days late with respect to transactions that occurred during the period from December 3, 2014 to December 12, 2014.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for Directors and Officers. A copy is available on the Company’s website, www.icumed.com. The Company will disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics for Directors and Officers on our website within four business days following the date of the amendment or waiver.

Corporate Governance

Board Meetings and Committees and Attendance at Meetings

During 2014, the Board met 16 times, the Compensation Committee met 14 times, the Audit Committee met 10 times and the Nominating/Corporate Governance Committee met 9 times. All directors attended more than 75% of the total of all meetings of the Board and any committees on which they serve.

It is the policy of the Company to invite and encourage all members of the Board of Directors to attend the annual meeting of stockholders, which was held by remote communication. In 2014, five directors attended the Annual Meeting.

Director Legal Proceedings

During the past 10 years, no director, executive officer or nominee for our Board of Directors has been involved in any legal proceedings that are material to an evaluation of their ability or integrity to become our director or executive officer. During the past 10 years, no director, executive officer or nominee for our Board of Directors has had judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; judicial or administrative proceedings based on violations of federal or state securities, commodities, banking, or insurance laws and regulations, or any settlement of such actions; or any disciplinary sanctions or orders imposed by stock, commodities, or derivatives exchanges or other self-regulatory organizations.

Board Leadership Structure

Vivek Jain is our CEO and Chairman of the Board. The Board of Directors believes that Mr. Jain is best situated to serve as Chairman of the Board based upon his significant leadership position with the Company and his extensive knowledge about the industry. In addition, the Board of Directors believes that Mr. Jain's combined roles as Chairman and CEO position him to effectively identify strategic priorities for the Company and to lead Board discussions on the execution of Company strategy. The Board of Directors believes that the combined role of Chairman and CEO helps promote the Company’s overall strategic development and facilitates the efficient flow of information between management and the Board.

In January 2014, the Board appointed John J. Connors, Esq. to serve as our Lead Independent Director. The independent directors regularly meet in executive sessions in connection with regular meetings of the Board, which executive sessions are presided over by the Board's Lead Independent Director.

Board Oversight of Risk

The Board of Directors is responsible for oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee the most critical risks relating to our business, allocate responsibilities for the oversight of risks among the full Board and its committees, including its Audit, Nominating/Corporate Governance, and Compensation Committees, and see that management has in place effective systems and processes for managing risks facing us. Overseeing risk is an ongoing process and risk is inherently tied to our strategy and to strategic decisions. Accordingly, the Board considers risk throughout the year and with respect to specific proposed actions. While the Board is responsible for oversight and direction, management is charged with identifying risk and establishing appropriate internal processes and an effective internal control environment to identify and manage risks and to communicate information about risk to the Board. Committees of the Board also play an important role in risk oversight, including the Audit Committee, which oversees our processes for assessing risks and the effectiveness of our internal controls. In fulfilling its duties, the Audit Committee considers information from our independent registered public accounting firm, Deloitte & Touche, LLC, and our internal auditors. Additionally, the Compensation Committee periodically reviews the Company’s compensation policies and profile with management to ensure that compensation supports the Company’s goals and strategic objectives without creating risks that may have a material adverse effect on the Company. See “Item 11. Executive Compensation-Compensation - Policies and Practices and Risk Management” for further information about our risk management policies.

Committees of the Board of Directors

Nominating / Corporate Governance Committee

The Nominating/Corporate Governance Committee (the “Nominating Committee”) consists of Mr. Connors and Drs. Sherman (Chairman) and Swinney, each of whom the Board of Directors has determined is independent as defined by the Nasdaq Listing Rules. The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, a copy of which can be found on the Company’s website, www.icumed.com. The Nominating Committee’s role is to recommend to the Board of Directors policies on Board composition and criteria for Board membership, to identify individuals qualified to serve as directors and approve candidates for director and to recommend directors for appointment to committees of the Board of Directors. The Nominating Committee also makes recommendations to the Board of Directors concerning the Company’s corporate governance guidelines and codes of ethics and business conduct, oversees internal investigations of conduct of senior executives, if necessary, and conducts evaluations of the performance of the Board of Directors.

In evaluating and determining whether to recommend a person as a candidate for election as a director, the Nominating Committee considers, among other things, relevant management and/or industry experience; values such as integrity, accountability, judgment and adherence to high performance standards; independence pursuant to the guidelines set forth in the Nasdaq Listing Rules; diversity; ability and willingness to undertake the requisite time commitment to Board service; and an absence of conflicts of interest with the Company.

While the Nominating Committee does not have a specific policy in place, it believes that diversity brings different perspectives to a board of directors which leads to a more varied approach to board issues. The Company has a general non-discrimination policy, which the Nominating Committee observes when considering candidates for the Board of Directors. While not giving specific weight to any aspect of diversity, the Board of Directors believes that its current composition has an appropriate level of diversity with respect to ethnicity and professional experience.

The Nominating Committee may employ a variety of methods for identifying and evaluating nominees for director. The Nominating Committee will assess the need for particular expertise on the Board of Directors, the upcoming election cycle of the Board and whether any vacancies on the Board of Directors are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating Committee will consider various potential candidates for director that may come to the Nominating Committee’s attention through current directors, the Company’s professional advisors, stockholders or others.

The Nominating Committee will consider candidates recommended by stockholders. The deadlines and procedures for stockholder recommendations of director candidates are discussed in our proxy statements filed with the SEC under “Nomination of Directors and Submission of Stockholder Proposals.” Following verification of the stockholder status of persons proposing candidates, the Nominating Committee will make an initial analysis of the qualifications of any candidate recommended by stockholders or others pursuant to the criteria summarized above to determine whether the candidate is qualified for service on the Company’s Board before deciding to undertake a complete evaluation of the candidate. Other than the verification of compliance with procedures and stockholder status, and the initial analysis performed by the Nominating Committee, a potential candidate nominated by a stockholder will be treated like any other potential candidate during the review process by the Nominating Committee.

Audit Committee

The Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of three directors, Messrs. Brown, Connors and Saucedo (Chairman) all of whom are independent directors as defined by the Nasdaq Listing Rules and Rule 10A(3)(b)(1) of the Exchange Act. As more fully described in the Audit Committee Charter, the Audit Committee oversees the accounting and financial reporting processes of the Company and audits its financial statements.

The Company’s Board of Directors adopted a revised written Audit Committee charter, a copy of which can be found on the Company’s web site, www.icumed.com.

The Board of Directors has determined that Joseph R. Saucedo is an “audit committee financial expert” and is “independent,” as those terms are defined by applicable Nasdaq Listing Rules and Securities and Exchange Commission (“SEC”) regulations.

Audit Committee Report

The Company’s audited consolidated financial statements are included in the Company’s Annual Report on Form 10-K. The Audit Committee has reviewed and discussed those financial statements with management of the Company and has discussed with the independent auditors the matters required to be discussed by Auditing Standards No. 16, as amended (Communications with Audit Committees), as adopted by the Public Company Accounting Oversight Board. Further, the Committee has received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the audit committee concerning independence, and has discussed the independent auditor’s independence with them. Based on these reviews and discussions, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K.

AUDIT COMMITTEE
Joseph R. Saucedo, Chairman
Jack W. Brown
John J. Connors

Compensation Committee

The Board of Directors has a Compensation Committee, consisting of Messrs. Brown and Saucedo, and Drs. Sherman and Swinney (Chairperson). The Board has determined that all members of the Compensation Committee, none of whom are employees, former employees of, or consultants to, the Company are independent directors as defined by the Nasdaq Listing Standards. The Compensation Committee operates pursuant to a written charter adopted by the Board of Directors, a copy of which can be found on the Company’s website, www.icumed.com.

Our Compensation Committee discharges the responsibilities of the Board of Directors relating to executive and director compensation. It reviews the performance of the Company and our CEO, sets performance objectives, establishes the compensation of the CEO, recommends to the Board of Directors the compensation of the other executive officers and authorizes the grant of options to employees, and awards under our bonus and incentive plans.

Our Compensation Committee engaged Compensia, a national compensation consulting firm, to advise on the performance-based compensation structure and awards, including the Performance-Based Incentive Plan and to provide market data and other analysis for compensation of executive officers and members of our Board of Directors. Prior to making its decisions for executive officers other than the CEO, the Compensation Committee receives recommendations from the CEO as to the amounts and types of compensation and other awards for those executive officers.

Stockholder Communications

The Company’s Board of Directors has an established process for stockholder communications and it can be found on the Company’s website, www.icumed.com.

In the past year, the Board of Directors did not receive any stockholder communications that it considered material and therefore took no action.

Conflict of Interest Analysis

The Compensation Committee believes that the work of Compensia, the compensation consultant engaged by our Compensation Committee during 2014, raised no conflict of interest. In reaching this conclusion, our Compensation Committee considered the factors set forth in the SEC and NASDAQ rules regarding compensation advisor independence.

Family Relationships

Alison D. Burcar, the Company’s Vice President & General Manager of Infusion Systems, is the niece of Dr. Lopez, a director and the founder of the Company. There are no other family relationships among the executive officers or directors of the Company.

Item 11. Executive Compensation.

Compensation Committee Report

The Company’s Compensation Discussion and Analysis ("CD&A") is included elsewhere in this Annual Report on Form 10-K. Our Compensation Committee has reviewed and discussed the CD&A with management of the Company. Based on these reviews and discussions, our Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on 10-K.

COMPENSATION COMMITTEE
Robert S. Swinney, M.D. (Chairman)
Jack W. Brown
Joseph R. Saucedo
Richard H. Sherman, M.D.

Compensation Committee Interlocks and Insider Participation

During 2014, no member of the Compensation Committee was a current or former employee or officer of the Company, and no interlocking relationship existed, between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee. The Compensation Committee consists of Messrs. Brown and Saucedo, Drs. Sherman and Swinney (Chairman).

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes important information regarding the executive compensation program at ICU Medical Inc. It details our compensation philosophy, objectives regarding the compensation of our named executive officers, our policies, and practices, and determinations related to executive compensation specific to 2014 and moving into 2015. The term “named executive officers” represents the five current executive officers and one former executive officer in the compensation tables below: Vivek Jain, Chief Executive Officer ("CEO") and Chairman of the Board; Scott E. Lamb, Treasurer and Chief Financial Officer (“CFO”); Steve C. Riggs, Vice President of Operations; Alison D. Burcar, Vice President & General Manager of Infusion Systems; Tom McCall, Vice President & General Manager of Critical Care; and Richard A. Costello, former Vice President of Sales. See "Potential Payments upon Termination or Change in Control" section for more information about payments to Mr. Costello upon his separation with the Company.

Executive Summary

Our fiscal year 2014 was a year of significant, positive transition. Beginning in February 2014, Vivek Jain joined the Company as Chief Executive Officer and Chairman of the Board. Following a deep review of the organization, competitive influences, and an exhaustive review of the strengths of our portfolio, the executive team set in place a series of targeted actions to align the organization with a strategy that establishes a path for long term growth; connecting patients and caregivers through safe, life-saving and life-enhancing medical devices.

In August of 2014, the Company initiated a restructuring event resulting in the establishment of two distinct business units; Infusion Systems and Critical Care. Alison D. Burcar was appointed as Vice President & General Manager of Infusion Systems and Tom McCall was named Vice President & General Manager of Critical Care. Each market segment, set with a defined strategy, began to diligently work towards its respective goals for 2014, demonstrating both solid results and a foundation for future growth.

Fiscal year 2014 revenue was $309.3 million. GAAP net income was $26.3 million, or $1.68 per diluted share. Our adjusted diluted earnings for fiscal year 2014 were $2.38 per share. Also, adjusted EBITDA was $73.9 million for fiscal year 2014. (See "Use of Non-GAAP Financial Information" below for a reconciliation of the non-GAAP measures).

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a more detailed description of our fiscal year 2014 financial results.

(in millions, except per share data)
	2014	2013	2012	2011	2010
Total revenue	$309.3	$313.7	$316.9	$302.2	$283.0
Gross profit	$151.4	$154.7	$156.5	$142.4	$129.0
Operating income	$39.0	$51.9	$61.3	$65.2	$47.7
Net income	$26.3	$40.4	$41.3	$44.7	$29.9
Diluted earnings per share	$1.68	$2.65	$2.80	$3.15	$2.16
Operating cash flow	$60.6	$65.7	$66.3	$64.5	$33.1

Financial performance was a key factor in the bonus decisions and outcomes for the 2014 fiscal year. For 2014, payment of performance bonuses was principally based on over-achievement of targets linked to total revenue, operating income and diluted earnings per share. The performance against the target levels for the 2014 financial performance goals accounted for 100% of the named executive officers bonus pay for fiscal 2014. Ms. Burcar and Mr. McCall initially also had specific individual goals that were impacted as a result of the restructuring efforts mid-year. As a result, the Compensation Committee approved a modification to the bonus plan to have incentive payouts directly linked to the above Company financial results for fiscal 2014.

Executive Compensation Overview

Our executive compensation program is further designed to align our named executive officers’ interests with those of our stockholders by establishing a direct and meaningful link between our business financial results and their compensation. Consistent with our pay for performance philosophy, our Compensation Committee approves annual goals for the named executive officers’ incentive compensation with the objective of increasing stockholder value. Our named executive officers’ total compensation is comprised of a mix of base salary, performance-based bonuses and performance and time-based equity awards.

In determining total compensation of our named executive officers, the Compensation Committee of our Board of Directors considers many factors that include:

•	the overall business and financial performance of the Company;

•	the individual’s performance, experience and skills;

•	the terms of employment agreements or other arrangements with the individual;

•	competitive market data for similar positions based on the Company’s peer group; and

•	voting results from the prior year’s advisory vote on the compensation of our named executive officers.

For 2014, the Compensation Committee approved an executive compensation program that included three elements: base salary, annual performance-based cash bonuses, and long-term based incentives. Our executive compensation objectives are:

•	to provide competitive total pay opportunities that help attract, reward and retain leadership and key talent;

•	to establish a direct and meaningful link between business financial results, individual/team performance and rewards; and

•	to provide strong incentives to promote the profitability and growth of the Company, create stockholder value and reward superior performance.

The Compensation Committee believes that a critical factor in ensuring the Company’s ability to attract, retain and motivate its executive officers is ensuring that their compensation is competitive with companies that it considers to be competitors. In determining the appropriate level and form of compensation, the Compensation Committee reviews market data relating to the cash and equity compensation of similarly-sized medical device and life sciences companies that is provided by Compensia, a national compensation consulting firm engaged by our Compensation Committee. The market data also includes a specific set of peer companies comprised of publicly-held health care equipment and supply companies that generally met the following characteristics: positive revenue growth, annual revenues of 0.5-2.0 times our revenues and aggregate market values of 0.5-3.0 times our aggregate market value.

Compensia conducted a compensation analysis (which our Compensation Committee used as the basis for setting our executive compensation levels), using the following peer companies:

Abaxis             ArthroCare        Merit Medical Systems
Abiomed            Cantel Medical        Natus Medical         Thoratec
Align Technology        Insulet             NxStage Medical            Volcano
Analogic            Masimo            RTI Biologics            Wright Medical Group
AngioDynamics        Meridian Bioscience    Symmetry Medical

All market data used for the comparative analysis, which includes the foregoing companies and supplemental survey data, comprises our peer group.

    The Compensation Committee reviews and determines the compensation of all executive officers. See “Compensation Committee” elsewhere in this Annual Report on Form 10-K. In setting compensation levels for executive officers, the Compensation Committee considers each element of compensation separately as well as the aggregate value of all elements of compensation for each individual. Amounts realized or realizable from awards under prior bonus or incentive plans, including stock options, do not significantly influence the pay setting process of current compensation levels. The significant compensation components are base salary, bonus pay and equity awards.

Primary Components of Our 2014 Executive Compensation Program

Component	Form of compensation	Objectives and basis of compensation
Base Salary	Cash	Compensation is competitively based, taking into account the officer’s responsibilities and experience.
Base salary is reviewed by the Compensation Committee annually or when position responsibilities change.
Performance-Based Bonuses	Cash
The bonus is intended to further align the interests of the executive officer with the objectives of the Company, which are based on what the Company believes will produce the best return for the Company’s stockholders.

The bonus is based on the achievement of target levels for financial measures determined at the start of the fiscal year.
The bonus is a percentage of the executive officer’s base salary.
The bonus is funded based on the percentage of the Company financial goal achieved at the fiscal year end.
The Compensation Committee may exercise its discretion to award cash bonuses outside the plan in circumstances of special individual achievement.
Performance and Time-Based Equity Awards	Performance and Time-Based Stock Options/ Time-Based Restricted Stock Unit Awards	Stock options and RSU awards retain executive officers through long-term vesting and potential wealth accumulation.
Stock options and RSU awards promote stockholder value creation.
Stock options and RSU awards are intended to make compensation practices consistent with our peer group. performance-based stock options are effective tools in better aligning equity compensation with Company performance.

We have entered into an employment agreement with Mr. Jain and retention agreements with each of our other named executive officers because our Compensation Committee believes that the occurrence, or potential occurrence, of a change in control would create uncertainty and disruption during a critical time for the Company. In addition, our Compensation Committee believes these agreements:

•	contribute to overall competitiveness of executive total compensation and enhance the Company’s ability to attract/retain key executives,

•	further align the interests of key executives with those of the Company’s shareholders and promote objective evaluations of strategy alternatives by executives,

•
motivate executives to drive business success independent of the possible occurrence of any change-of-control transaction and reduce distractions associated with the potential for a transaction or termination of employment,

•	maximize shareholder value by retaining "key" personnel through deal close so that the Company is delivered in the condition bargained for by a potential acquirer,

•	protect the Company in the event the transaction is not completed, and

•	avoid "one-off" severance negotiations and encourage prompt, rational decisions around executive "viability" and continued employment.

Base Salaries

The Compensation Committee will generally review base salaries annually and when position responsibilities change during the year.

In reviewing the base salaries of our named executive officers, the Compensation Committee considered the market for similar positions based on the peer group and took into account individual performance in addition to terms of employment agreements and offer letters.

For 2014, the Compensation Committee determined base pay increases were merited for the named executive officers as follows with the exception of (i) Mr. Jain who began his employment during the fiscal year and (ii) Mr. Costello who separated with the Company in April 2014:

Name	Position	2013 Base Salary Rate	2014 Base Salary Rate
Vivek Jain	Chief Executive Officer/ Chairman of the Board	not applicable	$650,000
Scott E. Lamb	Chief Financial Officer	$383,622	$395,150
Steven C. Riggs*	Vice President of Operations	$350,093	$360,582
Alison D. Burcar	Vice President and General Manager Infusion Systems	$300,000	$315,000
Tom McCall	Vice President and General Manager of Critical Care	$285,000	$293,550
*During his term as Acting President and CEO, from October 2013 to February 2014, Mr. Riggs’ salary was adjusted to $600,000 per year. In February 2014, Mr. Riggs stepped down from this role and returned to his role as our Vice President of Operations when Mr. Jain was appointed CEO and Chairman of the Board.

The following table presents each current named executive officer’s earned salary for 2014 and the percentile such salary represents compared to our peer group.

Named Executive Officer (1)	Salary	%
Vivek Jain	$ 574,162	50th to 75th
Scott E. Lamb	$ 395,150	~75th
Steven C. Riggs (2)	$ 390,509	~50th
Alison D. Burcar	$ 315,000	<50th
Tom McCall	$ 293,550	<50th
(1) The salary for Mr. Costello is excluded from the table above. He separated with the Company on April 5, 2014.
(2) The percentile of earned salary for Mr. Riggs for 2014 is based on his annual salary of $360,582 as Vice President of Operations.

Performance-Based Bonuses

Our 2008 Performance-Based Incentive Plan (the “Performance-Based Incentive Plan”) was approved by stockholders in 2008 and re-approved by stockholders in 2014. The Performance-Based Incentive Plan is intended to permit the grant of bonuses designed to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code (the “Code”). Pursuant to the terms of the plan, the Compensation Committee sets target bonus opportunities and selects performance measures and related target levels for each year. Bonus awards are based on our actual performance for the year based on the Company’s achievement of the performance measure target levels.

For 2014, the cash bonus opportunities of our named executive officers, excluding Mr. Costello who separated with the Company in April 2014, were provided pursuant to the Performance-Based Incentive Plan. Each target bonus opportunity was weighted so that achievement of the pre-established performance goals paid 1/3rd of the officer’s target award if threshold performance was achieved and 140% of the target award if maximum “stretch” performance was achieved. Ms. Burcar and Mr. McCall initially also had individual goals tied to a portion of their potential bonus. After both were promoted to new positions in 2014 in connection with the restructuring plan, these goals were removed. The following table presents the 2014 target bonus opportunities and the eligible bonus range as a percentage of total salary for each named executive officer, excluding Mr. Costello.

		% of salary bonus range if performance targets are met
Named Executive Officer	% of salary target award	Threshold performance	Stretch performance
Vivek Jain	100%	100%	140%
Scott E. Lamb	65%	100%	140%
Steven C. Riggs	65%	100%	140%
Alison D. Burcar	60%	100%	140%
Tom McCall	35%	100%	140%

The 2014 corporate performance measures were weighted equally between total revenue, operating income and diluted earnings per share. Based on a review of economic conditions, the Compensation Committee set performance goals under the Performance-Based Incentive Plan based on achievement of the following financial target levels:

•	1/3 of target award based on total revenue of $285 million to $300 million;

•	1/3 of target award based on operating income of $26 million to $33 million; and

•	1/3 of target award based on $1.15 to $1.45 diluted earnings per share.

The following table presents target and stretch bonus payouts and the actual amounts earned under the Performance-Based Incentive Plan for each named executive officer, excluding Mr. Costello, for 2014 as approved by the Compensation Committee.

Named Executive Officer	Salary	Potential bonus payout of target at 100%	Potential additional stretch bonus payout	Potential maximum bonus payout	Actual bonus earned	Actual bonus earned % of salary
Vivek Jain	$650,000	$650,000	$260,000	$910,000	$910,000	140%
Scott E. Lamb	$395,150	$256,848	$102,739	$359,587	$359,587	91%
Steven C. Riggs	$360,582	$234,378	$93,752	$328,130	$328,130	91%
Alison D. Burcar	$315,000	$189,000	$75,600	$264,600	$264,600	84%
Tom McCall	$293,550	$102,743	$41,097	$143,840	$143,840	49%
In 2014, Mr. Jain joined our Company as the CEO and Chairman of the Board. Mr. Jain was eligible for participation in the Performance-Based Incentive Plan, pursuant to which his target bonus opportunity is not less than 100% of his base salary (and it was agreed for fiscal year 2014, the amount of the actual bonus payable to Mr. Jain would not be less than 66% of his base salary).

Performance and Time-Based Equity Awards
We grant equity awards to our executive officers and certain employees to align their interest with the interest of our stockholders and to achieve our retention objectives. The use of equity awards further promotes our efforts to encourage the profitability and growth of the Company through the establishment of strong incentives.

The following table presents the equity award grants to our named executive officers for 2014. There were no equity awards granted to Mr. Costello.

Name	Restricted stock units	Time-based option grants	Performance stock option grants
Vivek Jain	68,039	365,241	317,125
Scott E. Lamb	—	—	100,000
Steven C. Riggs	—	—	125,000
Alison D. Burcar	—	—	75,000
Tom McCall	—	7,500	—

Consistent with our overall pay philosophy, our Compensation Committee sized 2014 executive equity awards such that total executive pay levels fell in the competitive market range, as appropriate, after considering factors such as Company and individual performance, experience, longevity with the Company, internal pay parity considerations and unique requirements of the position. All named executive officer performance grants included the following provisions:

•
The performance stock options vest 25% on each of the first, second, third and fourth anniversaries of the option grant date. Fifty percent of the vested shares shall become exercisable if, during the term of the option, the closing price of our common stock is equal to or more than 125% of the exercise price of $58.79 per share for 30 consecutive trading days. The remaining 50% of the vested shares shall become exercisable if the closing price of our common stock is equal to or more than 150% of the exercise price of $58.79 per share for 30 consecutive trading days.

•	The time-based stock options vest 25% on the first anniversary of the option grant date and monthly thereafter for the following 36 months.

•	The restricted stock units ("RSUs") vest in equal annual increments over a three year period.

In February 2014, in connection with Mr. Jain's appointment as the CEO and Chairman of the Board, his signing award included $11.9 million in performance and time-based stock options, determined using a "Monte Carlo Simulation" valuation for the performance stock options and a "Black Scholes" valuation for the time-based stock options and $4.0 million of restricted stock units. Roughly one-half of the stock option award value is performance-based and one-half is time-based. We believe the equity awards and performance goals directly align with creating value for stockholder.

Benefits

The Company does not provide pension or other post-retirement benefits, other than matching contributions under the Company’s 401(k) retirement plan. The Company does not provide, except to the limited extent described in this discussion, any significant perquisites or other personal benefits to its officers.

Stock Ownership Guidelines

In 2011, we established stock ownership guidelines for our CEO and members of our Board of Directors. In 2014, we established stock ownership guidelines for our other executive officers. Our CEO has up to five years to acquire and retain shares of our common stock that equal or exceed five times the CEO's annual salary. Our directors have up to five years to acquire and retain shares of our common stock that equal or exceed three times the director's annual base retainer. Our other executive officers have up to five years to acquire and retain shares of our common stock that equal or the annual salary of the executive officer. Shares beneficially owned by a director, directly or indirectly, including vested restricted shares and shares represented by vested RSUs, count toward meeting the stock ownership guidelines.

Anti-Pledging / Hedging Policies

All executive officers and directors are prohibited from engaging in any speculative transactions in Company securities, including share pledging, engaging in short sales, engaging in transactions in put options, call options or other derivative securities, or engaging in any other forms of hedging transactions.

Results of 2014 Stockholder Advisory Vote

The Compensation Committee considers the Say-On-Pay vote results from the prior Annual Meeting of stockholders to assist in its evaluation of the compensation program for our named executive officers. The 2014 Say-On-Pay vote approved by the stockholders with over 87% support, confirming to the Compensation Committee that stockholders approved of the recent efforts of the Committee to more effectively align executive compensation with performance.

For 2015, the Compensation Committee has positioned the targeted total compensation with reference to the competitive market range (e.g. 50th percentile), with adjustments upwards or downwards based on factors such as Company and individual performance, experience, longevity with the Company, internal pay parity considerations and unique requirements of the position.

2015 PLAN ADOPTIONS
2015 Executive Compensation
Base Salary

In December 2014, our Compensation Committee considered the compensation for our current named executive officers for the 2015 fiscal year. The Compensation Committee determined not to modify the base salary for all named executive officers.

Annual Cash Incentives

For 2015, the Compensation Committee approved a new annual incentive plan for the executive management team referred to as the Management Incentive Program ("MIP"). We feel it is critical to build a culture that emphasizes company success first, teamwork, accountability, and pay for performance. An important part of building this culture is developing a total compensation program that rewards the executive team members who achieve results that positively impact the organization. There are two key components to our MIP:

1.
Company Performance - The funding mechanism for MIP. ICU Medical Inc. will have a financial target established at the beginning of the fiscal year. Funding of the MIP will be based on attainment of the financial target. In setting the Company-wide MIP performance goal for fiscal 2015, the Company determined that the goal would be based on performance to Adjusted EBITDA.

2.
Individual Performance Factor ("IPF") - The IPF provides a mechanism for our Compensation Committee to exercise discretion to recommend a MIP payment above or below the individual named executive officer’s target amount based on the individual’s contributions to the Company’s success and performance towards stated goals and objectives for the fiscal year. The IPF reinforces our pay for performance philosophy.

For fiscal 2015, our MIP has a funding range of 0%-150% payment based on the Company's performance to Adjusted EBITDA.
In addition, the Compensation Committee may assign an individual performance factor of 0%-150% related to the IPF of the named executive officer, which can result in an increase or decrease in the actual MIP payment, provided that no MIP payment shall exceed 150% of a named executive officer’s MIP target.

As part of the review and introduction of the MIP, the Compensation Committee reviewed the 2015 MIP targets as a percentage of base salary. The Compensation Committee approved the following MIP targets for the following named executive officers:

•	Mr. Jain - No change in his target as a percentage of base pay; remains at 100%.

•	Mr. Lamb - Target decreased by 5%; 60% for 2015.

•	Mr. Riggs - Target decreased by 5%; 60% for 2015.

•	Ms. Burcar - No change in her target as a percentage of base pay; remains at 60%.

•	Mr. McCall - Target increased by 25%; 60% for 2015.

The following table outlines the decisions of our Compensation Committee with respect to our current named executive officers annual base pay and MIP targets for the 2015 fiscal year.

Name	Position	2015 Base Salary	2015 Target MIP %	2015 Total Cash Compensation at Target
Vivek Jain	Chief Executive Officer/ Chairman of the Board	$650,000	100%	$1,300,000
Scott E. Lamb	Chief Financial Officer	$395,150	60%	$632,240
Steven C. Riggs	Vice President of Operations	$360,582	60%	$576,931
Alison D. Burcar	Vice President and General Manager Infusion Systems	$315,000	60%	$504,000
Tom McCall	Vice President and General Manager of Critical Care	$293,550	60%	$469,680

Long Term Equity

In February 2015, our Compensation Committee reviewed and approved the fiscal 2015 annual Long Term Incentive ("LTI") award, which included equity-based awards for our named executive officers. Our philosophy on Long Term Equity for our current named executive offices is built on our pay for performance philosophy. Fifty percent of the LTI award is tied directly to Company performance.

The 2015 equity awards for Mr. Jain, Mr. Lamb, Mr. Riggs, Ms. Burcar and Mr. McCall include a combination of restricted stock units and performance-based stock options. The restricted stock units vest in equal annual increments over a three-year period. The performance-based stock options vest in equal annual increments over a three-year period and become exercisable if the closing price of our common stock is 30% higher than the exercise price of $88.76 for at least 30 consecutive trading days within four years from the grant date.

Name	Position	Total Target Award	Restricted Stock Units	Performance-Based Stock Options
Vivek Jain	Chief Executive Officer/ Chairman of the Board	$2,925,000	16,478	61,373
Scott E. Lamb	Chief Financial Officer	$790,300	4,452	16,583
Steven C. Riggs	Vice President of Operations	$721,164	4,063	15,132
Alison D. Burcar	Vice President and General Manager Infusion Systems	$630,000	3,549	13,219
Tom McCall	Vice President and General Manager of Critical Care	$352,260	1,985	7,392

Compensation Policies and Practices and Risk Management
Our Compensation Committee considers potential risks when reviewing and approving the compensation programs for our executive officers and other employees. We have designed our compensation programs, including our incentive compensation plans, with specific features to address potential risks while rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk taking. The following elements have been incorporated in our programs available for our executive officers:

•	A balanced mix of compensation components - The target compensation mix for our executive officers is composed of base salary, annual cash bonus incentives, and long-term equity awards.

•
Multiple performance factors - Our incentive compensation plans use both Company-wide metrics and individual performance metrics for all executive officers, excluding Mr. Jain, to establish funding of our MIP and IPF which encourage focus on the achievement of objectives for the overall benefit of the Company.

•	Capped cash incentive awards - Beginning in 2015, MIP awards are capped at 150% of target.

•	Multi-year vesting - Equity awards vest over multiple years requiring long-term commitment on the part of employees.

•	Competitive positioning - The Compensation Committee has compared our executive compensation to our peers to ensure our compensation program is consistent with industry practice.

•	Corporate governance programs - We have implemented corporate governance guidelines, a code of conduct and other corporate governance measures and internal controls.
The Compensation Committee also reviews the key design elements of our compensation programs in relation to industry practices, as well as the means by which any potential risks may be mitigated, such as through our internal controls and oversight by management and the Board of Directors.  Based on this review, our Compensation Committee concluded that based on a combination of factors, our compensation policies and practices do not incentivize excessive risk-taking that could have a material adverse effect on our Company.
Summary Compensation Table
The following table shows all compensation awarded to, earned by or paid to each of our principal executive officers, principal financial officer and the next three most highly compensated executive officers, including one former executive officer, in 2014 whose 2014 total compensation exceeded $100,000 (collectively, the “named executive officers”). Bonus and non-equity incentive plan compensation in the table below are included in the year awarded rather than the year actually paid; a portion of certain amounts may be paid in the following year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity incentive plan compensation ($) (4)	All other compensation ($) (5)	Total ($)
Vivek Jain, Chairman of the Board and Chief Executive Officer	2014	574,162	—	4,000,013	11,898,739	910,000	—	17,382,914
Scott E. Lamb, Treasurer and Chief Financial Officer	2014	395,150	—	—	1,906,000	359,587	9,100	2,669,837
	2013	383,622	23,000	104,029	489,902	48,336	8,925	1,057,814
	2012	372,448	—	109,872	373,402	230,174	14,028	1,099,924
Steven C. Riggs, Vice President of Operations (6)	2014	390,509	—	—	2,382,500	328,130	9,100	3,110,239
	2013	399,390	—	104,029	489,902	61,931	8,925	1,064,177
	2012	339,900	—	95,615	324,883	175,049	15,750	951,197
Alison D. Burcar, Vice President and General Manager of Infusion Systems	2014	315,000	—	—	1,429,500	264,600	9,559	2,018,659
	2013	300,000	15,000	104,029	489,902	31,500	8,925	949,356
	2012	231,750	—	43,556	147,982	119,351	9,916	552,555
Tom McCall, Vice President and General Manager of Critical Care	2014	293,550	40,000	—	70,360	143,840	8,085	555,835
Richard A. Costello, Former Vice President of Sales (7)	2014	123,378	—	—	—	—	—	123,378
	2013	356,462	—	104,029	489,902	37,429	—	987,822
	2012	346,080	—	64,005	217,505	160,927	—	788,517

(1)
The 2014 bonus for Mr. McCall was for additional duties he assumed when he was promoted to Vice President and General Manager of Critical Care. The 2013 bonus for Mr. Lamb was an additional discretionary cash bonus approved by our Compensation Committee for his extraordinary efforts in a strategic transaction that ultimately did not proceed. The 2013 bonus for Ms. Burcar was an additional discretionary cash bonus approved by our Compensation Committee for her efforts in new product development. Mr. Lamb and Ms. Burcar voluntarily agreed not to accept any payment associated with their 2013 discretionary bonuses, as well as their 2013 performance bonuses.

(2)
The 2014 stock award represents the grant date fair value of time-based restricted stock granted in 2014. The 2012 and 2013 stock awards represent the grant date fair value of performance-based restricted stock granted in the period. See Note 4 in our Consolidated Financial Statements included in our Annual Report on Form 10-K for assumptions made in valuation of the time-based and performance-based restricted stock.

(3)
Represents the grant date fair value of stock options granted in the period. See Note 4 in our Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K for assumptions made in valuation of stock options.

(4)
The amounts for all named executive officers represent the achievement of each respective officer's fiscal year 2014, 2013 and 2012 performance and stretch performance goals, consistent with the terms of the Performance-Based Incentive Plan. Mr. Lamb, Mr. Riggs and Ms. Burcar voluntarily agreed not to accept any payment associated with their 2013 performance bonuses as well as their 2013 discretionary bonuses.

(5)	Other compensation in 2014, 2013 and 2012 is our match on the officer’s 401(k) contributions.
(6) Mr. Riggs served as Acting President and Chief Executive Officer from October 21, 2013 to February 13, 2014.

(7)	Mr. Costello, the Company’s Former Vice President of Sales, separated with the Company, effective April 5, 2014.

Grants of Plan-Based Awards

The following table presents awards in 2014 under the Company’s various incentive award plans. No awards were granted to Mr. Costello in 2014.

GRANTS OF PLAN-BASED AWARDS FOR 2014

		Estimated possible payouts under non-equity incentive plan awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or base price of option awards ($/sh)	Grant date fair value of stock and option awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Vivek Jain
Performance bonus (1)		$—	$650,000	$910,000	—	—	$—
Performance stock option (2)	02/24/14	$—	$—	$—	—	317,125	317,125	$58.79	$6,044,403
Time-based stock option (3)	02/24/14	$—	$—	$—	—	365,241	365,241	$58.79	$5,854,336
RSUs (4)	02/24/14	$—	$—	$—	—	68,039	68,039		$4,000,013

Scott E. Lamb
Performance bonus (1)		$—	$256,848	$359,587	—	—	—
Performance stock option (2)	02/24/14	$—	$—	$—	—	100,000	100,000	$58.79	$1,906,000

Steven C. Riggs
Performance bonus (1)		$—	$234,378	$328,130	—	—	—
Performance stock option (2)	02/24/14	$—	$—	$—	—	125,000	125,000	$58.79	$2,382,500

Alison D. Burcar
Performance bonus (1)		$—	$189,000	$264,600	—	—	—
Performance stock option (2)	02/24/14	$—	$—	$—	—	75,000	75,000	$58.79	$1,429,500

Tom McCall
Performance bonus (1)		$—	$102,743	$143,840	—	—	—
Time-based stock option (3)	02/24/14	$—	$—	$—	—	7,500	7,500	$58.79	$70,360

(1)
Performance bonuses are payable under the Performance-Based Incentive Plan if certain annual financial achievements are met or exceeded. The amounts earned by our named executive officers from this bonus arrangement in 2014 are reflected in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. The material terms of the Performance-Based Incentive Plan are discussed above under the caption “Performance-Based Bonuses.”

(2)
Performance stock options to purchase our common stock were granted under the 2011 Plan and the 2014 Inducement Incentive Plan ("2014 Plan"). The exercise price of the options is the fair market value of a share of common stock on the date of grant. The options expire 10 years from issuance and vest ratably at 25% per year over four years. The performance stock options are exercisable if the common stock price condition is met. Fifty percent of the vested performance stock options become exercisable if the closing price of our common stock is equal to or more than 125% of the exercise price for 30 consecutive trading days during the term of the grant. The remaining 50% of the vested performance stock options become exercisable if the closing price of our common stock is equal to or more than 150% of the exercise price for 30 consecutive trading days during the term of the grant.

(3)
Time-based stock options to purchase our common stock were granted under the 2011 Plan. The exercise price of the options is the fair market value of a share of common stock on the date of grant. The options expire 10 years from issuance and vest over four years, 25% on the first anniversary of issuance and the balance vests ratably on a monthly basis over the remaining 36 months.

(4)	RSUs were granted under the 2014 Plan and vest ratably on the anniversary of the grant over three years. The fair value of the RSUs is based on the price of the common stock on the grant date.

Outstanding Equity Awards at December 31, 2014

The following table contains information about stock and option awards held at December 31, 2014, by our named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units Of Stock That Have Not Vested ($)
Vivek Jain	—	317,125	$58.79	(1)	02/24/24	68,039	$5,572,394	(11)
	—	365,241	$58.79	(2)	02/24/24
	—	682,366				68,039	$5,572,394
Scott E. Lamb	15,000	—	$38.85	(3)	07/22/19	1,680	$137,592	(12)
	15,000	—	$32.31	(4)	02/04/20
	15,000	—	$37.00	(5)	07/21/20
	14,375	625	$43.12	(6)	02/02/21
	12,812	2,187	$43.62	(7)	07/20/21
	16,839	6,934	$46.53	(8)	02/01/22
	10,828	12,796	$61.76	(9)	02/06/23
	—	100,000	$58.79	(1)	02/24/24
	99,854	122,542				1,680	$137,592
Steven C. Riggs	15,000	—	$38.85	(3)	07/22/19	1,462	$119,738	(12)
	15,000	—	$32.31	(4)	02/04/20
	15,000	—	$37.00	(5)	07/21/20
	14,375	625	$43.12	(6)	02/02/21
	12,812	2,188	$43.62	(7)	07/20/21
	14,650	6,033	$46.53	(8)	02/01/22
	10,828	12,796	$61.76	(9)	02/06/23
	—	125,000	$58.79	(1)	02/24/24
	97,665	146,642				1,462	$119,738
Alison D. Burcar	—	417	$43.12	(6)	02/02/21	666	$54,545	(12)
	209	1,458	$43.62	(7)	07/20/21
	—	2,748	$46.53	(8)	02/01/22
	10,223	12,796	$61.76	(9)	02/06/23
	—	75,000	$58.79	(1)	02/24/24
	10,432	92,419				666	$54,545
Tom McCall	1,917	83	$43.12	(6)	02/02/21
	3,542	1,458	$46.53	(8)	02/01/22
	2,708	2,292	$60.40	(10)	10/11/22
	2,062	2,438	$61.76	(9)	02/06/23
	—	7,500	$58.79	(2)	02/24/24
	10,229	13,771				—	$—
Richard A. Costello	N/A	N/A				N/A	N/A

(1)
Performance stock options were granted on 02/24/2014 and vest ratably at 25% per year over four years. The performance stock options are exercisable if the common stock price condition is met. Fifty percent of the vested performance stock options become exercisable if the closing price of our common stock is equal to or more than 125% of the exercise price for 30 consecutive trading days during the term of the grant. The remaining 50% of the vested performance stock options become exercisable if the closing price of our common stock is equal to or more than 150% of the exercise price for 30 consecutive trading days during the term of the grant.

(2)	Time-based stock options were granted on 02/24/2014 and vest 25% after one year, monthly for 36 months thereafter.

(3)	Time-based stock options were granted on 07/22/2009 and vest 25% after one year, monthly for 36 months thereafter.

(4)	Time-based stock options were granted on 02/04/2010 and vest 25% after one year, monthly for 36 months thereafter.

(5)	Time-based stock options were granted on 07/21/2010 and vest 25% after one year, monthly for 36 months thereafter.

(6)	Time-based stock options were granted on 02/02/2011 and vest 25% after one year, monthly for 36 months thereafter.

(7)	Time-based stock options were granted on 07/20/2011 and vest 25% after one year, monthly for 36 months thereafter.

(8)	Time-based stock options were granted on 02/01/2012 and vest 25% after one year, monthly for 36 months thereafter.

(9)	Time-based stock options were granted on 02/06/2013 and vest 25% after one year, monthly for 36 months thereafter.

(10)	Time-based stock options were granted on 10/11/2012 and vest 25% after one year, monthly for 36 months thereafter.

(11)	Award granted on 02/24/2014 and vests one-third annually. Market value is determined based on the closing price of our stock at December 31, 2014.

(12)
Award granted on 02/01/2012 and vests one-third annually. By meeting a market performance goal in 2012, the named executive officers earned 200% of this original stock award, which is reflected in the number of shares unvested in the table. Market value is determined based on the closing price of our stock at December 31, 2014.

Options Exercised and Stock Vested

The following table contains information about stock options exercised and PRSUs vested during 2014, by the named executive officers of the Company.

	Option awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (1) (#)	Value realized on vesting (2) ($)
Scott E. Lamb	80,000	$3,812,069	1,680	$106,596
Steven C. Riggs	58,500	$2,949,987	1,462	$92,764
Alison D. Burcar	20,000	$924,727	666	$42,258
Richard A. Costello	29,846	$622,584	978	$62,054
(1) Reflects 200% of the original award because our TSR was greater than the 75th percentile.
(2) Represents the amounts realized based on the fair market value of our stock on 02/01/2014, the vesting date for PRSUs. Fair market value is determined based on the closing price of our stock on the applicable date.

Potential Payments upon Termination or Change in Control

On February 7, 2014, we entered into an employment agreement with Mr. Jain. Under his employment agreement, any amounts payable upon termination are subject to tax withholdings and will be made on the sixtieth day following the date of termination.

Payments to Mr. Jain would have been the following if a change in control of the Company had occurred at December 31, 2014 and he continued in his position as CEO and Chairman of the board:

•
100% of the shares subject to the initial performance-based stock option, the initial time-based stock option and the initial restricted stock unit award granted to him in his employment agreement would have vested.

Payments to Mr. Jain would have been the following if a change in control of the Company had occurred at December 31, 2014 and his employment had been terminated without cause by the Company or for good reason by Mr. Jain or as a result of his death or disability at December 31, 2014:

•	Mr. Jain would have received a cash payment equal to 300% of his annual salary and his target bonus.

•
100%  of the shares subject to the initial performance-based stock option, the initial time-based stock option and the initial restricted stock unit award granted to him in his employment agreement would have vested.

Payments to Mr. Jain would have been the following if his employment had been terminated without cause by the Company or for good reason by Mr. Jain or as a result of his death or disability at December 31, 2014:

•	Mr. Jain would have received a cash payment equal to 300% of his annual salary and his target bonus.

•
100% of the shares subject to the initial time-based stock option and the initial restricted stock unit award granted to him in his employment agreement would have vested. In addition, all of Mr. Jain’s outstanding stock options would remain exercisable, to the extent vested, for a period of three years following the date of termination.

•
If any of these payments or benefits were subject to excise tax under Section 4999 of the Code, Mr. Jain would have been entitled to the payments and benefits either (i) delivered in full or (ii) reduced such that no portion of the payments or benefits would be subject to the excise tax, whichever would be more favorable to Mr. Jain on an after tax basis.

Under Mr. Jain’s employment agreement, the cash severance payable in connection with involuntary terminations on or after February 13, 2016 is reduced to 100% of his annual salary and target bonus (200% of these amounts for termination in connection with a change in control).

On December 2, 2013, we entered into retention agreements with Mr. Lamb, Mr. Riggs, Ms. Burcar, Mr. McCall and Mr. Costello that are effective until December 1, 2016 (unless the employee is terminated prior to this date). Mr. Costello separated with the Company April 5, 2014, at which time he received $27,419 for his accrued vacation. The retention agreements provide that, if within three months prior or 12 months after a change in control of the Company, as defined in the agreements, their employment is terminated for other than cause, disability or death or for good reason the officer will be entitled to the items that follow. These retention agreements do not contain any tax gross-up provisions but, instead provide for the same most favorable excise tax option.

Payments will be made within sixty days following the date of termination. Payments to Mr. Lamb, Mr. Riggs, Ms. Burcar and Mr. McCall would have included the following if termination without cause or for good reason in connection with a change in control had occurred at December 31, 2014:

◦	Mr. Lamb, Mr. Riggs and Ms. Burcar would have received 200% of their annual base salary. Mr. McCall would have received 150% of his annual base salary.

◦	Mr. Lamb, Mr. Riggs and Ms. Burcar would have received 200% of their target annual bonuses. Mr. McCall would have received 150% is his target annual bonus.

◦
Mr. Lamb, Mr. Riggs and Ms. Burcar's benefits for medical insurance, dental insurance, vision insurance, life insurance and disability insurance would continue through December 31, 2016. Mr. McCall's benefits for medical insurance, dental insurance, vision insurance, life insurance and disability insurance would continue through June 30, 2016.

◦	Unvested stock options or other equity awards would vest 100% for Mr. Lamb, Mr. Riggs and Ms. Burcar and would vest 90% for Mr. McCall.

The retention agreements provide that, if employment is terminated by the Company other than for cause, disability or death, change of control or by the employee for "good reason", the employee would be entitled to receive 100% of their annual salary and 12 months of benefits.

For the purposes of Mr. Jain's employment agreement and the retention agreements, a change in control generally means the following:

•	the acquisition by an individual, entity or group of beneficial ownership of 50% or more of either the outstanding common stock or voting securities of the Company; or

•	a change in the composition of the majority of the Board of Directors, which is not supported by a majority of the current Board of Directors; or

•	a major corporate transaction, such as a reorganization, merger or consolidation or sale or disposition of all or substantially all of the Company’s assets (unless certain conditions are met); or

•	approval of the stockholders of the Company of a complete liquidation or dissolution of the Company.

For the purposes of Mr. Jain's employment agreement, cause generally means the following:

•
his gross neglect and willful and repeated failure to substantially perform his assigned duties, which failure is not cured within 30 days after a written demand for substantial performance is received by him from the Board which identifies the manner in which the Board believes he has not substantially performed his duties; or

•	his engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company; or

•	his conviction of, or plea of no contest to, a felony or a crime involving fraud, embezzlement, or theft; or

•	his improper and willful disclosure of the Company’s confidential or proprietary information where such disclosure causes (or should reasonably be expected to cause) significant harm to the Company.

For the purposes of the retention agreements, cause generally means the following:

•
the employee’s intentional, willful and continuous failure to substantially perform his or her reasonable assigned duties (other than any such failure resulting from incapacity due to physical or mental illness or any failure after the employee gives notice of termination for good reason), which failure is materially and demonstrably injurious to the Company, and which failure is not cured within 30 days after a written demand for substantial performance and is received by the employee from the Board which specifically identifies the manner in which the Board believes the employee has not substantially performed the employee’s duties; or

•
the employee’s intentional and willful engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company or is intended to result in substantial personal enrichment; or

•	the employee’s conviction for a felony or the employee’s plea of nolo contendere in connection with a felony indictment.

For the purposes of Mr. Jain's employment agreements, good reason generally means the following and occurs without the employee's written consent and is not due to a circumstance applied by the Company to a group of similarly situated employees:

•	any significant diminution in his duties, responsibilities or authority; or

•	a material reduction in his annual base salary; or

•	a requirement that he reports to a corporate officer or employee instead of reporting directly to the Board; or

•	a material change in the location that he performs his principal duties, resulting in a material increase in the daily commuting distance; or

•	a material breach by the Company

For the purposes of the retention agreements, good reason generally means the following and occurs without the employee's written consent and is not due to a circumstance applied by the Company to a group of similarly situated employees:

•	any significant diminution in the employee’s duties, responsibilities or authority; or

•	a material reduction in the employee’s annual base salary; or

•	failure by the Company to continue a material compensation or benefit plan; or

•	a material change in the location the employee performs their principal duties, resulting in a material increase in the daily commuting distance; or

•	a material breach by the Company

The following table summarizes the payments and benefits that would have been made if the employment of a named executive officer had been terminated without cause or for good reason in connection with a change in control of the Company on December 31, 2014:

	Vivek Jain	Scott E. Lamb	Steven C. Riggs	Alison D. Burcar	Tom McCall
Number of options that would accelerate	682,366	72,542	84,142	54,919	12,394
Number of PRSU/RSUs that would accelerate	68,039	1,680	1,462	666	—

Intrinsic value of accelerated options and equity awards	$21,341,872	$1,904,022	$2,143,186	$1,348,064	$326,498
Salary	$1,950,000	$790,300	$721,164	$630,000	$440,325
Bonus (1)	$1,950,000	$513,670	$468,756	$378,000	$154,115
Benefits	$—	$47,176	$48,187	$43,887	$37,028
Total	$25,241,872	$3,255,168	$3,381,293	$2,399,951	$957,966

(1) The bonus amounts included are based on the target performance bonuses for 2014.

The following table summarizes the payments and benefits that would have been made if the employment of a named executive officer had been terminated without cause or for good reason on December 31, 2014:

	Vivek Jain	Scott E. Lamb	Steven C. Riggs	Alison D. Burcar	Tom McCall	Richard A. Costello (2)
Number of options that would accelerate	365,241	—	—	—	—	N/A
Number of RSUs that would accelerate	68,039	—	—	—	—	N/A

Intrinsic value of accelerated options and equity awards	$14,013,114	$—	$—	$—	$—	N/A
Salary	$1,950,000	$395,150	$360,582	$315,000	$293,550	N/A
Bonus (1)	$1,950,000	$—	$—	$—	$—	N/A
Benefits	$—	$23,588	$24,094	$21,944	$24,686	N/A
Total	$17,913,114	$418,738	$384,676	$336,944	$318,236	N/A

(1) The bonus amount included are based on the target performance bonus for 2014.
(2) Mr. Costello, the Company’s Former Vice President of Sales, separated with the Company, effective April 5, 2014.

Director Compensation

In 2014, our non-employee directors received an annual cash retainer of $40,000. Our lead director and each Chairperson of a Committee of the Board of Directors also receives an annual retainer. The compensation per meeting and annual chairperson retainer amounts earned in 2014 is as follows:

	Board of Directors	Audit Committee	Compensation Committee	Nominating/Corporate Governance Committee
Meeting daily compensation - chairperson attendance in person	$1,000	$1,500	$1,125	$1,125
Meeting daily compensation - chairperson telephonic	$500	$750	$750	$750
Meeting daily compensation - committee member attendance in person	$1,000	$1,000	$750	$750
Meeting daily compensation - committee member telephonic	$500	$500	$500	$500
Annual Retainer - lead director	$25,000	not applicable	not applicable	not applicable
Annual Retainer - chairperson	not applicable	$18,500	$7,500	$5,000

In 2014, our non-employee directors received equity awards of options to purchase our common stock and RSUs valued at $150,000 in the aggregate, with 75% consisting of options and 25% consisting of RSUs. In June 2014, each non-employee director received an option grant to purchase 6,481 shares of our common stock, which is exercisable after one year and expires 10 years from the grant date. In June 2014, each of our non-employee directors received 616 RSUs which fully vest after one year.

In January 2015, our Compensation Committee approved a new compensation structure. Under the new structure, our directors that do not chair a committee will receive an annual retainer of $60,000. The chairperson of our Audit Committee will receive an annual retainer of $85,000. The chairperson of our Compensation Committee will receive an annual retainer of $80,000. The chairperson of our Nominating/Corporate Governance Committee will receive an annual retainer of $70,000. Per meeting fees have been eliminated. Our non-employee directors will continue to receive equity awards valued at $150,000 per year with 50% of that value to be in RSUs vesting after one year and 50% to be in stock options that become exercisable after one year and expire 10 years from the grant date.

The following table shows all compensation awarded to, earned by or paid to our directors for service as a director in 2014. Dr. Lopez is an employee director and does not receive compensation for service as a director. All other directors in the table below are non-employee directors.

2014 DIRECTOR COMPENSATION TABLE

Name	Fees earned or paid in cash ($)	RSU awards ($)(1)	Option awards ($)(2)(3)	Total ($)
Jack W. Brown	$69,250	$37,490	$112,506	$219,246
John J. Connors	$88,167	$37,490	$112,506	$238,163
Michael T. Kovalchik, III, M.D. (4)	$43,979	$—	$—	$43,979
George A. Lopez, M.D.	$—	$—	$—	$—
Joseph R. Saucedo	$93,125	$37,490	$112,506	$243,121
Richard H. Sherman, M.D.	$73,125	$37,490	$112,506	$223,121
Robert S. Swinney, M.D.	$70,844	$37,490	$112,506	$220,840

(1) On June 9, 2014, each non-employee director, excluding Dr. Kovalchik, was granted 616 RSUs of the Company with a grant date fair value of $37,490. The fair value of the RSUs is based on the market price of our common stock on the date of the grant, or $60.86 per share. Each non-employee director, excluding Dr. Kovalchik, has 616 RSUs outstanding at December 31, 2014.

(2)
On June 9, 2014, each non-employee director, excluding Dr. Kovalchik, was granted 6,481 options to purchase shares of our common stock with a grant date fair value of $112,506. See Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for the assumptions used in valuation of these options.

(3)
At December 31, 2014, our non-employee directors held options to purchase shares of our common stock as follows: Mr. Brown 56,284; Mr. Connors 45,034; Mr. Saucedo 56,284; Dr. Sherman 45,034; and, Dr. Swinney 56,284.

(4)	Dr. Kovalchik's membership on our Board of Directors ended on June 9, 2014.

Use of Non-GAAP Financial Information

This Annual Report on Form 10-K contains financial measures that are not calculated in accordance with U.S. generally accepted accounting principles ("GAAP"). Our management believes that the non-GAAP data provides useful supplemental information to management and investors regarding our performance and facilitates a more meaningful comparison of results of operations between current and prior periods. The non-GAAP financial measures included in this Annual Report on Form 10-K are adjusted EBITDA and adjusted diluted earnings per share ("Adjusted Diluted EPS"). Adjusted EBITDA excludes intangible asset amortization expense, depreciation expense, stock compensation expense, strategic transaction expense, restructuring expense and income tax expense. Adjusted Diluted EPS excludes, net of tax, intangible asset amortization expense, stock compensation expense, strategic transaction expense and restructuring expense.

The non-GAAP financial measures should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. There are limitations in using these non-GAAP financial measures because they are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies.

Reconciliations of 2014 GAAP to non-GAAP Financial Measures
(in thousands, except per share data)

Adjusted EBITDA
GAAP net income	$26,335

Non-GAAP adjustments:
Stock compensation expense (a)	9,592
Depreciation and amortization expense (b)	19,447
Restructuring and strategic transaction expense (c)	5,093
Provision for income taxes (d)	13,457
Total non-GAAP adjustments	47,589

Adjusted EBITDA	$73,924

Adjusted Diluted Earnings Per Share
GAAP diluted earnings per share	1.68

Non-GAAP adjustments:
Stock compensation expense (a)	0.61
Amortization expense (e)	0.15
Restructuring and strategic transaction expense (c)	0.33
Estimated income tax impact from adjustments (f)	(0.39)
Adjusted diluted earnings per share	2.38

(a) Stock-based compensation expense in accordance with ASC 718.
(b) Depreciation of fixed assets and amortization of intangible assets.
(c) Restructuring and strategic transaction expense.
(d) Income tax expense recognized during the period.
(e) Amortization expense.
(f) Estimated income tax effect on adjustments for stock compensation expense, amortization expense and restructuring and strategic transaction expense.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to shares of Common Stock owned as of April 7, 2015, by (a) each director and nominee, (b) each named executive officer and (c) all directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, and subject to community property laws where applicable, the Company believes that the persons as to whom the information is given have sole voting and investment power over the shares listed as beneficially owned. The business address of the Company’s directors and officers, the George A. Lopez, M.D. Second Family Limited Partnership and the Lopez Family Trust is 951 Calle Amanecer, San Clemente, California 92673.
Stock Ownership of Management

		Shares of Common Stock Owned	Options Exercisable within 60 days	Total Shares Beneficially Owned	Percent of Outstanding Shares (1)
	Jack W. Brown	17,537	46,053	63,590	*
	John J. Connors	1,840	28,553	30,393	*
	Joseph R. Saucedo	940	46,053	46,993	*
	Richard H. Sherman, M.D.	67,791	27,053	94,844	*
	Robert S. Swinney, M.D.	17,215	46,053	63,268	*	(4)
	Alison D. Burcar	—	25,396	25,396	*
	Vivek Jain	40,791	153,778	194,569	1.2%
	Scott E. Lamb	3,372	120,466	123,838	*
	George A. Lopez, M.D.	1,489,759	488,800	1,978,559	12.5%	(2)
	George A. Lopez, M.D. Second Family Limited Partnership	1,086,843		1,086,843	6.9%	(3)
	Tom McCall	—	14,365	14,365	*
	Steven C. Riggs	3,115	121,016	124,131	*
	Richard A. Costello	364	7,000	7,364	*	(5)
	All directors and named executive officers as a group (11 persons)	1,642,360	1,117,586	2,759,946	17.5%	(6)

	* Represents less than 1% of our outstanding common stock

(1)
Based on total shares of common stock outstanding plus outstanding options to acquire common stock currently exercisable or exercisable within 60 days held by the beneficial owner whose percent of outstanding stock is calculated.

(2)
Includes the 1,086,843 shares owned by the George A. Lopez, M.D. Second Family Limited Partnership (the “Partnership”), as to which shares Dr. Lopez disclaims any beneficial ownership except to the extent described in Note (3). Includes 4,002 shares owned by the Lopez Family Trust. Dr. Lopez is a trustee and beneficiary of the Lopez Family Trust. Includes 173,950 shares held by Dr. Lopez as Trustee of the Lopez Charitable Remainder Trust #1 for the benefit of Dr. Lopez.

(3)
Dr. Lopez is the general partner of the Partnership and holds a 1% general partnership interest in the Partnership. As general partner, he has the power to vote and power to dispose of the 1,186,843 shares owned by the Partnership and may be deemed to be a beneficial owner of such shares. Trusts for the benefit of Dr. Lopez’s children, the Christopher George Lopez Children’s Trust and the Nicholas George Lopez Children’s Trust, own a 99% limited partnership interest in the Partnership. Dr. Lopez is not a trustee of and has no interest in his children’s Trusts. Except to the extent of the undivided one percent general partnership interest in the assets of the Partnership, Dr. Lopez disclaims any beneficial ownership of the shares owned by the Partnership.

(4)	Does not include 1,125 shares owned by Dr. Swinney's wife as to which he has no voting or investment power and disclaims any beneficial ownership.

(5)
Information for Mr. Costello is as of April 5, 2014, the effective date of his separation with the Company. The "Options Exercisable within 60 days" column reflects the exercisable stock options for Mr. Costello at his separation date.

(6)	Does not include shares held by Mr. Costello because he separated with the Company and was not an executive officer at the record date.

5% or More Beneficial Ownership

	Name and Address of Beneficial Owner	Shares of Common Stock Owned	Percent of Outstanding Shares
	BlackRock Fund Advisors	1,341,414	8.5%	(1)(2)
	55 East 52nd Street, New York, NY 10022

	Wellington Management Co. LLP	1,337,429	8.5%	(1)(3)
	280 Congress Street, Boston, MA 02210

	The Vanguard Group, Inc.	940,394	6.0%	(1)(4)
	100 Vanguard Blvd, Malvern, PA 19355

(1)
Information included solely in reliance on information included in statements filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13(d) or Section 13(g) of the Securities Act of 1934, as amended, by the indicated holder.

(2)
BlackRock, Inc. stated in its Schedule 13G/A filing with the SEC on January 22, 2015 that, of the 1,341,414 shares beneficially owned, it has sole voting power with respect to 1,295,139 shares and sole dispositive power with respect to all 1,341,414 shares.

(3)
Wellington Management Company, LLP stated in its Schedule 13G/A filing with the SEC on February 12, 2015 that, of the 1,337,429 shares beneficially owned, it has shared voting power with respect to 1,086,682 shares and shared dispositive power with respect to all 1,337,429 shares.

(4)
The Vanguard Group, Inc. stated in its Schedule 13G/A filing with the SEC on February 10, 2015 that, of the 940,394 shares beneficially owned, it has sole voting power with respect to 19,280 shares, sole dispositive power with respect to 923,014 shares and shared dispositive power with respect to 17,380 shares.

Equity Compensation Plan Information

We have a 2011 Stock Incentive Plan under which we may grant restricted stock or options to purchase our common stock to our employees, directors and consultants. We also have a 2014 Inducement Stock Incentive Plan under which granted 250,405 restricted stock units and options to purchase our common stock. We had a 2001 Directors’ Stock Option Plan under which we granted options to purchase our common stock to our directors, which plan expired in November 2011. We also had a 1993 Stock Incentive Plan and a 2003 Stock Option Plan, under which we granted options to purchase common stock to the employees, which plans expired in January 2005 and May 2011, respectively. We also have an Employee Stock Purchase Plan.  All plans were approved by our stockholders.  Further information about the plans is in Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Certain information about the plans at December 31, 2014, is as follows:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

We have not entered into or participated in any transaction required to be disclosed by Item 404(a) of Regulation S-K.

Policies and Procedures Regarding Transactions with Related Persons

We attempt to review all related person transactions to ensure fairness to the Company and proper disclosure under SEC rules. Pursuant to the Audit Committee charter, our Audit Committee is responsible for reviewing and approving all related person transactions. Additionally, our Board of Directors conducts annual reviews of each director to determine such director’s independence. We also require each of our executive officers and directors to complete a questionnaire that is intended to identify transactions or potential transactions that require disclosure under SEC rules or create a potential conflict of interest. In determining whether to approve a related party transaction, our Audit Committee considers the general fairness of the transaction to the Company, including the material terms and conditions of the proposed transaction, the related party’s interest, the amount involved in the transaction and whether the transaction is on terms comparable to terms available in a transaction involving an unrelated third party.

Pursuant to our written Code of Business Conduct and Ethics, each executive officer or director must receive approval of the Nominating/Corporate Governance Committee or the Board of Directors prior to engaging in certain transactions that are likely to involve a conflict of interest.

Director Independence

The Board of Directors has determined that Messrs. Brown, Connors and Saucedo and Drs. Sherman and Swinney are independent directors as defined by the NASDAQ Listing Rules. During the course of its review, the Board of Directors considers transactions and relationships between each director (and such director’s immediate family) and the Company and its affiliates against the independence requirements of NASDAQ, and in the case of the Audit Committee and the Compensation Committee, the SEC rules.

Item 14.  Principal Accounting Fees and Services.

Fees Paid to Auditors
It is the policy of our Audit Committee to have the engagement of our independent registered public accounting firm to perform any audit or non-audit services approved in advance by the Audit Committee. Such approval authority is delegated to the Chairman of the Audit Committee on behalf of the Audit Committee as permitted by the Audit Committee Charter. In 2013 and 2014, all fees to our auditors were pre-approved by the Audit Committee.

Deloitte was our independent registered public accounting firm in 2013 and 2014. Fees billed by Deloitte for 2013 and 2014 were as follows:

	2013	2014
Audit fees	$692,409	$902,660
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees *	$256,800	$377,508
*The 2013 fees were associated with a strategic transaction that ultimately did not proceed. The 2014 fees were for a strategic transaction that ultimately did not proceed and for fees associated with filing form S-8.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.

		Original Form 10-K Page No.
(a)	The following documents were filed as part of the Original Form 10-K:
	The financial statements listed below are set forth in Item 8 of the Original Form 10-K.
	Report of Independent Registered Public Accounting Firm	32
	Consolidated Balance Sheets at December 31, 2014 and 2013	33
	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012	34
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	35
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	35
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	35
	Notes to Consolidated Financial Statements	35

(b)	Exhibits	51

(c)	Financial Statement Schedules

	The Financial Statement Schedules required to be filed as a part of this Report were filed as part of the Original Form 10-K:
	Schedule II - Valuation and Qualifying Accounts	51

	Exhibits required to be filed as part of this Amendment are:

Exhibit
Number	Description
3.1	Registrant's Certificate of Incorporation, as amended and restated. (1)

3.2	Registrant's Bylaws, as amended and restated. (19)

10.1	Form of Indemnification Agreement with Directors and Executive Officers. (18)

10.2	Registrant's Amended and Restated 1993 Incentive Stock Plan. (2)*

10.3	Manufacture and Supply Agreement dated September 13, 1993 between Registrant and B. Braun, Inc. relating to the Protected Needle product. (3)

10.4	Supply and Distribution Agreement dated April 3, 1995 between Registrant and Abbott Laboratories, Inc. relating to the Clave product. (4)

10.5	Amended and Restated Rights Agreement dated October 18, 2007 between Registrant and American Stock Transfer & Trust Company as Rights Agent. (14)

10.6	SafeLine Agreement effective October 1, 1997 by and between Registrant and B. Braun Medical, Inc. (5)

10.7	Amendment to April 3, 1995 Supply and Distribution Agreement, dated January 1, 1999, between Registrant and Abbott Laboratories. (6)

10.8	Co-Promotion and Distribution Agreement, dated February 27, 2001 between Registrant and Abbott Laboratories. (7)

10.9	Registrant's 2001 Directors' Stock Option Plan. (8)*

10.10	Registrant's 2002 Employee Stock Purchase Plan. (8)*

10.11	Registrant's 2003 Stock Option Plan. (9)*

10.12	Amendment to April 3, 1995 Supply and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories. (10)

10.13	Amendment to February 27, 2001 Co-Promotion and Distribution Agreement, dated as of January 14, 2004, between Registrant and Abbott Laboratories. (10)

10.14	Manufacturing, Commercialization and Development Agreement between Registrant and Hospira, Inc. effective May 1, 2005. (11)

10.15	Employment Agreement between Registrant and George A. Lopez, M.D. effective January 1, 2011. (22)*

10.16	Letter Agreement dated July 8, 2005 between Registrant and Hospira, Inc. re: Manufacturing, Commercialization and Development Agreement effective May 1, 2005. (12)

10.17	Settlement and Release Agreement dated as of January 2, 2007 between ICU Medical, Inc. and Fulwider Patton Lee & Utecht, LLP. (13)

10.18	Executive officer compensation.* (30)

10.19	Non-employee director compensation.* (30)

10.20	2008 Performance-Based Incentive Plan, as amended. (22)*

10.21	Amendment No. 1 to 2001 Directors' Stock Option Plan. (16)*

10.22	Amendment No. 2 to 2001 Directors' Stock Option Plan. (16)*

10.23	Amendment No. 3 to 2001 Directors' Stock Option Plan. (16)*

10.24	Form of Executive Officer Retention Agreement. (17)*

10.25	Amended and Restated Retention Agreement between Registrant and Dr. George A. Lopez, dated November 3, 2010. (20)*

10.26	Schedule identifying parties to agreements with the Registrant substantially identical to the Form of Executive Officer Retention Agreement filed as Exhibit 10.24 hereto. (21)*

10.27	Amendment 20 to the Supply and Distribution Agreement, effective as of November 30, 2011, between ICU Medical Sales, Inc. and Hospira, Inc. (24)

10.28	Third Amendment to the Co-Promotion and Distribution Agreement, effective as of November 30, 2011, between ICU Medical Sales, Inc. and Hospira, Inc. (24)

10.29	ICU Medical, Inc. Amended 2011 Stock Incentive Plan. (23)*

10.30	Form of Executive Officer Retention Agreement - Tier 1 Employee. (25)*

10.31	Form of Executive Officer Retention Agreement - Tier 2 Employee. (25)*

10.32	2014 Inducement Stock Incentive Plan (26)*

10.33	Executive Employment Agreement, dated as of February 7, 2014, by and between ICU Medical, Inc. and Vivek Jain (27)*

10.34	Amendment to Executive Employment Agreement, dated as of February 12, 2014, by and between ICU Medical, Inc. and Vivek Jain (27)*

10.35	Employment Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013 (28)*

10.36	Amended and Restated Retention Agreement between Registrant and George A. Lopez, M.D. effective October 21, 2013 (29)*

14.1	Code of Business Conduct and Ethics for Directors and Officers. (15)

21	Subsidiaries of Registrant. (30)

23.1	Consent of Deloitte & Touche LLP. (30)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (30)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (30)

*Executive compensation plan or other arrangement

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014, an incorporated herein by reference.

(2)	Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on March 4, 1999, and incorporated herein by reference.

(3)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, and incorporated herein by reference.

(4)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1995, and incorporated herein by reference.

(5)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed June 18, 1998, and incorporated herein by reference.

(6)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 23, 1999, and incorporated herein by reference.

(7)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed March 7, 2001, and incorporated herein by reference.

(8)	Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002, and incorporated herein by reference.

(9)	Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 25, 2003, and incorporated herein by reference.

(10)	Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 15, 2004, and incorporated herein by reference.

(11)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005, and incorporated herein by reference.

(12)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005, and incorporated herein by reference.

(13)	Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

(14)	Filed as an Exhibit to Registrant's Registration Statement on Form 8-A/A dated October 18, 2007, and incorporated herein by reference.

(15)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 5, 2009, and incorporated herein by reference.

(16)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, and incorporated herein by reference.

(17)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 4, 2010, and incorporated herein by reference.

(18)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, and incorporated herein by reference.

(19)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed July 25, 2014, and incorporated herein by reference.

(20)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed November 5, 2010, and incorporated herein by reference.

(21)	Filed as an Exhibit to Registrant's Annual Report on Form 10-K dated February 18, 2011, and incorporated herein by reference.

(22)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011, and incorporated herein by reference.

(23)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed December 22, 2011, and incorporated herein by reference.

(25)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed November 21, 2013, and incorporated herein by reference.

(26)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference.

(27)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 12, 2014, and incorporated herein by reference.

(28)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014 and incorporated herein by reference.

(29)	Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 and incorporated herein by reference.

(30)	Filed as an Exhibit to Registrant's Annual Report on Form 10-K dated February 20, 2015, and incorporated herein by reference.

Exhibit Index

EXHIBIT INDEX

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	April 30, 2015