Form 10-Q
period 2015-03-31
ICU MEDICAL INC/DE
filed 2015-05-06
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 21, 2015
Common	15,777,942
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$308,533	$275,812
Investment securities	46,254	70,952
Cash, cash equivalents and investment securities	354,787	346,764
Accounts receivable, net of allowance for doubtful accounts of $1,046 at March 31, 2015 and $1,127 at December 31, 2014	42,595	39,051
Inventories	37,660	36,933
Prepaid income taxes	4,941	3,963
Prepaid expenses and other current assets	6,634	5,818
Deferred income taxes	7,393	4,683
Total current assets	454,010	437,212

PROPERTY AND EQUIPMENT, net	82,288	86,091
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	6,657	7,063
DEFERRED INCOME TAXES	9,911	9,258
	$554,344	$541,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,548	$11,378
Accrued liabilities	20,349	17,350
Total current liabilities	32,897	28,728

DEFERRED INCOME TAXES	2,123	1,376
INCOME TAX LIABILITY	1,222	2,746
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued, 15,778 shares at March 31, 2015 and 15,595 shares at December 31, 2014; Outstanding, 15,769 shares March 31, 2015 and 15,595 shares at December 31, 2014	1,578	1,559
Additional paid-in capital	118,367	107,336
Treasury stock, at cost — 9 shares at March 31, 2015 and 0 shares at December 31, 2014	(795)	—
Retained earnings	418,597	408,911
Accumulated other comprehensive loss	(19,645)	(9,554)
Total stockholders’ equity	518,102	508,252
	$554,344	$541,102
______________________________________________________
(1) December 31, 2014 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2015	2014
REVENUES:
Net sales	$81,323	$73,113
Other	161	117
TOTAL REVENUE	81,484	73,230
COST OF GOODS SOLD	38,970	37,203
Gross profit	42,514	36,027
OPERATING EXPENSES:
Selling, general and administrative	20,174	22,519
Research and development	4,308	3,631
Legal settlement	7,059	—
Total operating expenses	31,541	26,150
Income from operations	10,973	9,877
OTHER INCOME	526	210
Income before income taxes	11,499	10,087
PROVISION FOR INCOME TAXES	(1,813)	(3,430)
NET INCOME	$9,686	$6,657
NET INCOME PER SHARE
Basic	$0.62	$0.44
Diluted	$0.60	$0.43
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	15,693	15,097
Diluted	16,234	15,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net income	$9,686	$6,657
Other comprehensive loss, net of tax of $(2,720) and $(21) for the three months ended March 31, 2015 and 2014, respectively:
Foreign currency translation adjustment	(10,091)	(76)
Comprehensive income (loss)	$(405)	$6,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,686	$6,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,629	4,765
Provision for doubtful accounts	—	3
Provision for warranty and returns	31	(410)
Stock compensation	2,813	1,973
Loss (gain) on disposal of property and equipment	2	(5)
Bond premium amortization	943	601
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(4,947)	2,416
Inventories	(1,785)	(2,267)
Prepaid expenses and other assets	(980)	(800)
Accounts payable	1,951	382
Accrued liabilities	3,300	(2,557)
Income taxes, including excess tax benefits and deferred income taxes	(2,392)	1,956
Net cash provided by operating activities	13,251	12,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,357)	(5,908)
Proceeds from sale of asset	—	5
Intangible asset additions	(208)	(120)
Purchases of investment securities	(9,205)	(36,908)
Proceeds from sale of investment securities	31,785	30,936
Net cash provided (used) by investing activities	20,015	(11,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,777	4,202
Proceeds from employee stock purchase plan	1,041	1,384
Tax benefits from exercise of stock options	3,059	1,178
Purchase of treasury stock	(1,435)	(5,835)
Net cash provided by financing activities	7,442	929
Effect of exchange rate changes on cash	(7,987)	(47)
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,721	1,601
CASH AND CASH EQUIVALENTS, beginning of period	275,812	226,022
CASH AND CASH EQUIVALENTS, end of period	$308,533	$227,623

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$144	$1,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Amounts in tables in thousands, except per share data)
(unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., a Delaware corporation, filed with the SEC for the year ended December 31, 2014.

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

Note 2:	Legal Settlement

On April 2, 2015, an arbitrator ruled on a breach of contract claim between us and Hospira Inc., awarding Hospira $8.2 million Canadian dollars ($6.5 million U.S. dollars). The arbitrator also ruled that we shall pay 75% of Hospira's legal fees and expenses, which we estimated to be $0.8 million Canadian dollars ($0.6 million U.S. dollars). We recorded an accrual for $7.1 million on March 31, 2015.

Note 3:	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09.  If these proposed changes are finalized, this standard would require public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Early adoption would be permitted as of the original effective date in ASU 2014-09. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

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

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. As of March 31, 2015, we had $3.5 million of our investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets, and $42.8 million of our investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities, corporate bonds and commercial paper and have observable market based inputs such as quoted prices, interest rates and yield curves. The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at March 31, 2015 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$46,254	$3,484	$42,770	$—
	$46,254	$3,484	$42,770	$—

	Fair value measurements at December 31, 2014 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$70,952	$5,884	$65,068	$—
	$70,952	$5,884	$65,068	$—

Note 5: Investment Securities

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive loss in the stockholders' equity section of our consolidated balance sheets. We had no gross unrealized gains or losses on available-for-sale securities at March 31, 2015 or December 31, 2014. The scheduled maturities of the debt securities are between 2015 and 2045 and are all callable within one year. The investment securities consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Federal tax-exempt debt securities	$13,760	$15,013
Corporate bonds	24,513	46,209
Commercial paper	4,497	3,846
Certificates of deposit	3,484	5,884
	$46,254	$70,952

Note 6: Inventories

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Raw material	$20,912	$23,006
Work in process	5,126	3,546
Finished goods	11,622	10,381
Total	$37,660	$36,933

Note 7:	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Machinery and equipment	$90,630	$90,744
Land, building and building improvements	70,231	71,415
Molds	33,349	33,166
Computer equipment and software	23,488	23,228
Furniture and fixtures	3,450	3,571
Construction in progress	2,878	2,590
Total property and equipment, cost	224,026	224,714
Accumulated depreciation	(141,738)	(138,623)
Net property and equipment	$82,288	$86,091

Note 8:	Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 76,000 for the three months ended March 31, 2015 and 237,000 for the three months ended March 31, 2014.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Three months ended March 31,
	2015	2014
Net income	$9,686	$6,657
Weighted average number of common shares outstanding (for basic calculation)	15,693	15,097
Dilutive securities	541	298
Weighted average common and common equivalent shares outstanding (for diluted calculation)	16,234	15,395
EPS — basic	$0.62	$0.44
EPS — diluted	$0.60	$0.43

Note 9:	Major Customer

We had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 36% and 35% of total revenue for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, we had accounts receivable from Hospira of 25% and 27% of consolidated accounts receivable, respectively.

Note 10:	Income Taxes

Income taxes were accrued at an estimated effective tax rate of 16% and 34% in the first quarters of 2015 and 2014, respectively. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and material discrete tax benefits related to the impact of changes in estimates of tax reserves as a result of the favorable conclusion of recent federal and state examinations.

Note 11:	Restructuring

In 2014, we reorganized our selling and corporate infrastructure, resulting in a reduction in workforce of 69 employees. We have $0.6 million accrued for the restructuring charges as of March 31, 2015.

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

In the first quarter of 2015, we withheld 16,401 shares of our common stock from employee vested restricted stock units in consideration for $1.4 million in payments for the employee's share award income tax withholding obligations.

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

Our products are used in acute care hospitals and ambulatory clinics in more than 60 countries throughout the world. We categorize our products into three main market segments: Infusion Therapy, Critical Care and Oncology. In the prior period, we included Lopez enteral valve under Infusion Therapy. The Lopez Valve is now included under Critical Care for all periods presented. Our primary products include:

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

Oncology
•ChemoLock CSTD and components
•ChemoClave CSTD and components
•Diana hazardous drug compounding system

Our largest customer is Hospira.  Hospira accounted for 36%, 36% and 39% of our worldwide revenues in the first quarter of 2015 and each of the years ended 2014 and 2013, respectively. Our relationship with Hospira has been and will continue to be important for our growth.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market. We expect revenues from infusion therapy sales and new products to Hospira to remain a significant percentage of our revenues.

Revenues for the first quarter of 2015 and the years ended 2014 and 2013 were $81.5 million, $309.3 million and $313.7 million, respectively. We currently sell our products to medical product manufacturers, independent distributors and through direct sales to the end user. Most of our independent distributors handle the full line of our products.  We sell our infusion administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases Clave products, principally bulk, non-sterile connectors and oncology products.  Under a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend through most of 2018.

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

We believe that achievement of our growth objectives worldwide will require increased efforts by us in sales and marketing and product development; however, there is no assurance that we will be successful in implementing our growth strategy. Product development or acquisition efforts may not succeed, and even if we do develop or acquire additional products, there is no assurance that we will achieve profitable sales of such products.  An adverse change in our relationship with Hospira, or a deterioration of Hospira’s position in the market, could have an adverse effect on us. We believe the April 2015 ruling that we had a breach of contract with Hospira will not have a significant impact on our earnings going forward.  Increased expenditures for sales and marketing and product acquisition and development may not yield desired results when expected, or at all.  While we have taken steps to control these risks, there are certain risks that may be outside of our control, and there is no assurance that steps we have taken will succeed.

The following table sets forth, for the periods indicated, total revenues by product line as a percentage of total revenues.

	Three months ended March 31,		Fiscal year ended
Product line	2015	2014	2014	2013
Infusion therapy	72%	69%	70%	71%
Oncology	11%	12%	12%	12%
Critical care	17%	19%	18%	17%
Other	—%	—%	—%	—%
	100%	100%	100%	100%

Seasonality/Quarterly Results

The healthcare business in the United States ("U.S.") is subject to quarterly fluctuations due to frequency of illness during the seasons, elective procedures, and over the last few years, the economy. In Europe, the healthcare business generally slows down in the summer months due to vacations resulting in fewer elective surgeries.  In addition, we can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and their inventory levels, and less by seasonality.  Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Quarter-to-Quarter Comparisons

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the quarters ended March 31, 2015 and 2014 and the year ended December 31, 2014, the percentages of each income statement caption in relation to total revenues.

	Percentage of revenues
	Three months ended March 31,		Fiscal year
	2015	2014	2014
Total revenues	100%	100%	100%
Gross margin	52%	49%	49%
Selling, general and administrative expenses	25%	31%	29%
Research and development expenses	5%	5%	6%
Restructuring and transaction expense	—%	—%	1%
Legal settlement	9%	—%	—%
Total operating expenses	39%	36%	36%
Income from operations	13%	13%	13%
Other income	1%	—%	—%
Income before income taxes	14%	13%	13%
Income taxes	2%	4%	4%
Net income	12%	9%	9%

Quarter Ended March 31, 2015 Compared to the Quarter Ended March 31, 2014

A portion of our sales is conducted in currencies other than the U.S. dollar, particularly the Euro. In the first quarter of 2015, approximately 14% of our total revenue was denominated in the Euro and translated to the U.S. dollar. Significant fluctuations in foreign currency exchange rates, particularly the Euro, impact the comparability of our total revenues. In addition to comparing changes in revenue on a U.S. GAAP basis, we also compare the changes in revenue from one period to another using constant currency. We provide constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate our constant currency results, we apply the average exchange rate for revenues from the prior year to the current year results. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

Revenues were $81.5 million in the first quarter of 2015 and $73.2 million in the first quarter of 2014. On a constant currency basis, revenues would have been $83.9 million in the first quarter of 2015, an increase of $10.7 million, or 15%, from the first quarter of 2014.

Infusion Therapy:   Net infusion therapy sales were $58.5 million in the first quarter of 2015, an increase of $8.5 million, or 17%, from the first quarter of 2014. On a constant currency basis, net infusion therapy sales would have been $59.9 million in the first quarter of 2015, an increase of $9.9 million, or 20%, from the first quarter of 2014. Domestic infusion therapy sales were $43.5 million in the first quarter of 2015, an increase of $9.1 million, or 26%, from the first quarter of 2014. The increase in domestic infusion therapy was from $6.1 million in higher sales to Hospira and $2.9 million in higher direct domestic sales. International infusion therapy sales were $15.0 million in the first quarter of 2015, a decrease of $0.6 million, or 4%, from the first quarter of 2014. The decrease in international infusion therapy sales was due to the decline in the exchange rate of the Euro to the U.S. dollar. On a constant currency basis, international infusion therapy sales would have increased $0.8 million in the first quarter of 2015, compared to the first quarter of 2014.

Oncology: Net oncology sales were $8.9 million in the first quarter of 2015, a decrease of $0.1 million, or 1%, from the first quarter of 2014. On a constant currency basis, net oncology sales would have been $9.7 million in the first quarter of 2015, an increase of $0.7 million, or 8%, from the first quarter of 2014. Domestic oncology sales were $3.9 million in the first quarter of 2015, a decrease of $0.1 million, or 1%, from the first quarter of 2014. The decrease in domestic oncology sales is due to $0.5 million in lower sales to Hospira due to lower unit sales, partially offset by an increase in direct domestic oncology sales of $0.4 million due to higher unit sales. International oncology sales were $5.0 million in both the first quarter of 2015 and the first quarter of 2014. On a constant currency basis, international infusion therapy sales would have increased $0.8 million in the first quarter of 2015, compared to the first quarter of 2014.

Critical Care: Net critical care sales were $13.7 million in the first quarter of 2015, a decrease of $0.3 million, or 2%, from the first quarter of 2014. On a constant currency basis, net critical care sales would have been $13.9 million in both the first quarter of 2015 and the first quarter of 2014. Domestic critical care sales were $10.1 million in both the first quarter of 2015 and the first quarter of 2014. International critical care sales were $3.6 million in the first quarter of 2015, a decrease of $0.3 million, or 7%, from the first quarter of 2014. The decrease in international critical care sales was due to the decline in the exchange rate of the Euro to the U.S. dollar. On a constant currency basis, international critical care sales would have been comparable in the first quarter of 2015 to the first quarter of 2014.

Gross margins for the first quarters of 2015 and 2014 were 52% and 49%, respectively. The increase in gross margin was primarily due to favorable customer and product mix and lower operational expenses.

Selling, general and administrative expenses (“SG&A”) were $20.2 million, or 25% of revenues, in the first quarter of 2015, compared with $22.5 million, or 31%, of revenues in first quarter of 2014.  The decrease in SG&A expenses is primarily from $3.0 million in lower sales and marketing compensation and benefits and travel expenses, partially offset by $0.8 million in higher stock compensation expense. The lower sales and marketing expenses are primarily due to the restructuring of the U.S. sales organization in the third quarter of 2014 and the decline in the average exchange rate of the Euro to the U.S. dollar.

Research and development expenses (“R&D”) were $4.3 million, or 5% of revenue, in the first quarter of 2015 compared to $3.6 million, or 5%, of revenue in the first quarter of 2014.  The increase in R&D expenses was primarily from increased R&D compensation and benefits expenses from an increase in R&D employees and increased R&D project expenses.

Legal settlement charges were $7.1 million, or 9% of revenues, in the first quarter of 2015. On April 2, 2015, an arbitrator ruled on a breach of contract claim between us and Hospira, awarding Hospira $8.2 million Canadian dollars ($6.5 million U.S. dollars). The arbitrator also ruled that we shall pay 75% of Hospira's legal fees and expenses, which we estimated to be $0.8 million Canadian dollars ($0.6 million U.S. dollars.

Other income was $0.5 million in the first quarter of 2015 and $0.2 million in the first quarter of 2014.

Income taxes were accrued at an estimated effective tax rate of 16% in the first quarter of 2015 and 34% in the first quarter of 2014.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities, discrete tax items related to the conclusion of federal tax examinations and changes in estimates of tax reserves.

Liquidity and Capital Resources

During the first quarter of 2015, our cash, cash equivalents and investment securities increased by $8.0 million from $346.8 million at December 31, 2014 to $354.8 million at March 31, 2015.

Operating Activities: Our cash provided by operating activities is subject to fluctuations, principally from changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $13.3 million in the first quarter of 2015. Net income plus adjustments for non-cash net expenses contributed $18.1 million to cash provided by operations, which was partially offset by a $4.8 million decrease in cash provided by operating assets and liabilities. The $5.0 million increase in accounts receivable was the largest change in operating assets and liabilities. Cash provided by the change in accounts receivable is primarily due to higher revenue in the first quarter of 2015 compared to the fourth quarter of 2014.

Investing Activities:  Our cash provided by investing activities was $20.0 million in the first quarter of 2015, which was primarily comprised of net investment sales of $22.6 million, partially offset by $2.4 million in capital purchases.

While we can provide no assurances, we estimate that our capital expenditures in 2015 will approximate $12.0 million to $14.0 million. We anticipate making additional investments in molds, machinery and equipment in our manufacturing operations in the U.S. and Mexico to support new and existing products and in IT to benefit world-wide operations. We expect to use our cash and investments to fund our capital purchases. These planned amounts of spending are estimates and actual spending may substantially differ from these amounts.

Financing Activities:  Our cash provided by financing activities was $7.4 million in the first quarter of 2015. Cash and tax benefits provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan was $8.9 million in the first quarter of 2015. In the first quarter of 2015, we withheld 16,401 shares of our common stock from vested restricted stock units as consideration for $1.4 million in payments for the employee's share award tax withholding obligations.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  To date, we purchased $17.5 million of our common stock pursuant to this plan, leaving a balance of $22.5 million available for future purchases. This plan has no expiration date. We may purchase additional shares in future quarters and expect we would use our cash and investments to fund the share purchases.

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

As of March 31, 2015, we have $24.6 million of cash and cash equivalents held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriates these funds. However, we expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

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

Contractual Obligations

We have contractual obligations, at March 31, 2015, of approximately the amounts set forth in the table below. These amounts exclude inventory related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $1.2 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2015	2016	2017	2018
Operating leases	$363	$222	$96	$35	10
Service agreements	1,281	464	613	204	—
Purchase obligations	7,316	7,316	—	—	—
Other contractual obligations	$26	$10	$13	$3	—
	$8,986	$8,012	$722	$242	10

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

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

distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; our planned reinvestment of cash and cash equivalents held by our foreign subsidiaries; plans to convert existing space; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2014 and our other reports and registration statements filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

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

Financial Market Risk

We had a portfolio of federal tax-exempt state and municipal government bonds, corporate bonds, commercial paper and certificates of deposit of $46.3 million as of March 31, 2015.  The securities are all “investment grade”, comprised of $13.4 million of pre-refunded municipal securities, $0.4 million of non-pre-refunded municipal securities, $24.5 million in corporate bonds, $4.5 million in commercial paper and $3.5 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.3 million to investment income based on the investment securities balance at March 31, 2015.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at March 31, 2015 was approximately €21.7 million. We also have approximately €56.7 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the March 31, 2015 spot rate would impact our consolidated amounts on these balance sheet items by approximately $8.5 million, or 2.3% of these net assets. We expect that in the future, with the growth of our European distribution operation, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Sales from the U.S. to foreign distributors are denominated in U.S. dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, although principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2014 and our manufacturing spending from 2014 would have impacted 2014 cost of goods sold by approximately $2.4 million.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2014.

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

The following is a summary of our stock repurchasing activity during the first quarter of 2015:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
01/01/2015 — 01/31/2015	—	$—	—	$22,522,000
02/01/2015 — 02/28/2015	—	—	—	22,522,000
03/01/2015 — 03/31/2015	—	—	—	22,522,000
First quarter of 2015 total	—	$—	—	$22,522,000

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	May 6, 2015
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

xhibit Index

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