Form 10-Q
period 2015-06-30
ICU MEDICAL INC/DE
filed 2015-08-10
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 21, 2015
Common	15,831,046
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$331,092	$275,812
Investment securities	36,223	70,952
Cash, cash equivalents and investment securities	367,315	346,764
Accounts receivable, net of allowance for doubtful accounts of $1,114 at June 30, 2015 and $1,127 at December 31, 2014	43,428	39,051
Inventories	38,231	36,933
Prepaid income taxes	8,263	3,963
Prepaid expenses and other current assets	6,930	5,818
Deferred income taxes	6,885	4,683
Total current assets	471,052	437,212

PROPERTY AND EQUIPMENT, net	81,376	86,091
GOODWILL	1,478	1,478
INTANGIBLE ASSETS, net	6,415	7,063
DEFERRED INCOME TAXES	9,916	9,258
	$570,237	$541,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,587	$11,378
Accrued liabilities	16,090	17,350
Total current liabilities	28,677	28,728

DEFERRED INCOME TAXES	2,278	1,376
INCOME TAX LIABILITY	1,222	2,746
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued and outstanding, 15,794 shares at June 30, 2015 and 15,595 shares at December 31, 2014	1,579	1,559
Additional paid-in capital	122,091	107,336
Retained earnings	432,167	408,911
Accumulated other comprehensive loss	(17,777)	(9,554)
Total stockholders’ equity	538,060	508,252
	$570,237	$541,102
______________________________________________________
(1) December 31, 2014 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUES:
Net sales	$83,662	$78,555	$164,985	$151,668
Other	119	122	280	239
TOTAL REVENUE	83,781	78,677	165,265	151,907
COST OF GOODS SOLD	40,020	41,135	78,990	78,338
Gross profit	43,761	37,542	86,275	73,569
OPERATING EXPENSES:
Selling, general and administrative	20,318	24,278	40,492	46,797
Research and development	3,122	4,566	7,430	8,197
Legal settlement	—	—	7,059	—
Total operating expenses	23,440	28,844	54,981	54,994
Income from operations	20,321	8,698	31,294	18,575
OTHER INCOME	240	207	766	417
Income before income taxes	20,561	8,905	32,060	18,992
PROVISION FOR INCOME TAXES	(6,991)	(3,027)	(8,804)	(6,457)
NET INCOME	$13,570	$5,878	$23,256	$12,535
NET INCOME PER SHARE
Basic	$0.86	$0.39	$1.48	$0.83
Diluted	$0.83	$0.38	$1.43	$0.81
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	15,781	15,242	15,738	15,170
Diluted	16,352	15,362	16,302	15,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$13,570	$5,878	$23,256	$12,535
Other comprehensive income (loss), net of tax of $508 and $(206) for the three months ended June 30, 2015 and 2014, respectively and $(2,212) and $(227) for the six months ended June 30, 2015 and 2014, respectively.

Foreign currency translation adjustment	1,868	(727)	(8,223)	(803)
Comprehensive income	$15,438	$5,151	$15,033	$11,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,256	$12,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,026	9,666
Provision for doubtful accounts	53	3
Provision for warranty and returns	38	(597)
Stock compensation	5,947	4,459
Loss (gain) on disposal of property and equipment	(33)	2
Bond premium amortization	1,223	1,060
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	(5,529)	4,786
Inventories	(2,267)	(3,456)
Prepaid expenses and other assets	(1,375)	548
Accounts payable	1,894	(134)
Accrued liabilities	(1,027)	498
Income taxes, including excess tax benefits and deferred income taxes	(5,456)	(95)
Net cash provided by operating activities	25,750	29,275
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,005)	(12,729)
Proceeds from sale of asset	34	5
Intangible asset additions	(440)	(377)
Purchases of investment securities	(17,092)	(60,090)
Proceeds from sale of investment securities	49,555	49,863
Net cash provided (used) by investing activities	27,052	(23,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,797	7,016
Proceeds from employee stock purchase plan	1,041	1,384
Tax benefits from exercise of stock options	3,425	1,985
Purchase of treasury stock	(1,435)	(5,835)
Net cash provided by financing activities	8,828	4,550
Effect of exchange rate changes on cash	(6,350)	(568)
NET INCREASE IN CASH AND CASH EQUIVALENTS	55,280	9,929
CASH AND CASH EQUIVALENTS, beginning of period	275,812	226,022
CASH AND CASH EQUIVALENTS, end of period	$331,092	$235,951

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$232	$140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Amounts in tables in thousands, except per share data)
(unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., a Delaware corporation, filed with the SEC for the year ended December 31, 2014.

We operate in one business segment engaged in the development, manufacturing and sale of innovative medical devices used in infusion therapy, oncology and critical care applications.  Our devices are sold directly or to distributors and medical product manufacturers throughout the U. S. and internationally.  All subsidiaries are wholly owned and are included in the consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Note 2:	Legal Settlement

On April 2, 2015, an arbitrator ruled on a breach of contract claim between us and Hospira Inc., awarding Hospira $8.2 million Canadian dollars ($6.5 million U.S. dollars). The arbitrator also ruled that we pay 75% of Hospira's legal fees and expenses, which were $0.7 million U.S. dollars. We made a $7.5 million settlement payment in the second quarter of 2015, which includes a foreign exchange transaction adjustment to Canadian dollars at the time of payment.

Note 3:	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09.  On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Early adoption is permitted beginning after December 31, 2016, the original effective date in ASU 2014-09. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

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

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. As of June 30, 2015, we had $3.2 million of our investment securities as Level 1 assets, which are certificates of deposit with quoted prices in active markets, and $33.0 million of our investment securities as Level 2 assets, which are pre-refunded municipal securities, non-pre-refunded municipal securities, corporate bonds and commercial paper and have observable market based inputs such as quoted prices, interest rates and yield curves. The following table provides the assets and liabilities carried at fair value measured on a recurring basis.

	Fair value measurements at June 30, 2015 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$36,223	$3,235	$32,988	$—
	$36,223	$3,235	$32,988	$—

	Fair value measurements at December 31, 2014 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$70,952	$5,884	$65,068	$—
	$70,952	$5,884	$65,068	$—

Note 5: Investment Securities

Our investment securities consist of certificates of deposit, corporate bonds, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive loss in the stockholders' equity section of our consolidated balance sheets. We had no gross unrealized gains or losses on available-for-sale securities at June 30, 2015 or December 31, 2014. The scheduled maturities of the debt securities are between 2015 and 2037 and are all callable within one year. The investment securities consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Federal tax-exempt debt securities	$10,999	$15,013
Corporate bonds	18,003	46,209
Commercial paper	3,986	3,846
Certificates of deposit	3,235	5,884
	$36,223	$70,952

Note 6: Inventories

Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Raw material	$21,885	$23,006
Work in process	4,509	3,546
Finished goods	11,837	10,381
Total	$38,231	$36,933

Note 7:	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Machinery and equipment	$91,651	$90,744
Land, building and building improvements	70,583	71,415
Molds	33,417	33,166
Computer equipment and software	23,750	23,228
Furniture and fixtures	3,490	3,571
Construction in progress	4,140	2,590
Total property and equipment, cost	227,031	224,714
Accumulated depreciation	(145,655)	(138,623)
Net property and equipment	$81,376	$86,091

Note 8:	Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 33,000 for the three months ended June 30, 2015 and 266,000 for the three months ended June 30, 2014. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 16,000 for the six months ended June 30, 2015 and 235,000 for the six months ended June 30, 2014.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$13,570	$5,878	$23,256	$12,535
Weighted average number of common shares outstanding (for basic calculation)	15,781	15,242	15,738	15,170
Dilutive securities	571	120	564	269
Weighted average common and common equivalent shares outstanding (for diluted calculation)	16,352	15,362	16,302	15,439
EPS — basic	$0.86	$0.39	$1.48	$0.83
EPS — diluted	$0.83	$0.38	$1.43	$0.81

Note 9:	Major Customer

We had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. Such revenues were 35% and 36% of total revenue for the three months ended June 30, 2015 and 2014, respectively and 36% and 35% of total revenue for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, we had accounts receivable from Hospira of 31% and 27% of consolidated accounts receivable, respectively.

Note 10:	Income Taxes

Income taxes were accrued at an estimated effective tax rate of 27% and 34% in the first half of 2015 and 2014, respectively. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and material discrete tax benefits related to the impact of changes in estimates of tax reserves related to uncertainties in income taxes as a result of the favorable conclusion of recent federal and state examinations.

Note 11:	Restructuring

In 2014, we reorganized our selling and corporate infrastructure, resulting in a reduction in workforce of 69 employees. We have $0.1 million accrued for the restructuring charges as of June 30, 2015.

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

In the first half of 2015, we withheld 16,401 shares of our common stock from employee vested restricted stock units in consideration for $1.4 million in payments for the employee's share award income tax withholding obligations.

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

Oncology
•ChemoLock CSTD and components
•ChemoClave CSTD and components
•Diana hazardous drug compounding system

Our largest customer is Hospira.  Hospira accounted for 36%, 36% and 39% of our worldwide revenues in the first half of 2015 and each of the years ended 2014 and 2013, respectively. Our relationship with Hospira has been and will continue to be important for our growth.  Hospira has a significant share of the I.V. set market in the U.S. and provides us access to that market. We expect revenues from infusion therapy products and new product sales to Hospira to remain a significant percentage of our revenues. An adverse change in our relationship with Hospira, or a deterioration of Hospira’s position in the market, could have an adverse effect on us. We believe the April 2015 ruling that we had breached a contract with Hospira will not have a significant impact on our earnings going forward.

Revenues for the first half of 2015 and the years ended 2014 and 2013 were $165.3 million, $309.3 million and $313.7 million, respectively. We currently sell our products to medical product manufacturers and independent distributors as well as through direct sales to the end user. Most of our independent distributors handle the full line of our products.  We sell our infusion administration and oncology products under two agreements with Hospira.  Under a 1995 agreement, Hospira purchases Clave products, principally bulk, non-sterile connectors and oncology products.  Under a 2001 agreement, we sell custom infusion sets to Hospira under a program referred to as SetSource.  Our 1995 and 2001 agreements with Hospira provide Hospira with conditional exclusive and nonexclusive rights to distribute all existing ICU Medical products worldwide with terms that extend through most of 2018.

We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships such as our Hospira relationship, to secure long-term contracts with large healthcare providers and major buying organizations.  As a result of this marketing and distribution strategy we derive most of our revenues from a relatively small number of distributors and manufacturers.  The loss of a strategic relationship with a customer or a decline in demand for manufacturing customers' products could have a material adverse effect on our operating results.

We believe that achievement of our growth objectives worldwide will require increased efforts by us in sales and marketing and product acquisition and development; however, there is no assurance that we will be successful in implementing our growth strategy. Product development or acquisition efforts may not succeed, and even if we do develop or acquire additional products, there is no assurance that we will achieve profitable sales of such products.  Expenditures for sales and marketing and product acquisition and development may not yield desired results when expected, or at all.  While we have taken steps to control these risks, there are certain risks that may be outside of our control, and there is no assurance that steps we have taken will succeed.

The following table sets forth, for the periods indicated, total revenues by product line as a percentage of total revenues.

	Three months ended June 30,		Six months ended June 30,		Fiscal year ended
Product line	2015	2014	2015	2014	2014	2013
Infusion therapy	69%	69%	71%	69%	70%	71%
Oncology	13%	12%	12%	12%	12%	12%
Critical care	18%	19%	17%	19%	18%	17%
Other	—%	—%	—%	—%	—%	—%
	100%	100%	100%	100%	100%	100%

Seasonality/Quarterly Results

The healthcare business in the U.S. is subject to quarterly fluctuations due to frequency of illness during the seasons, elective procedures, and over the last few years, the economy. In Europe, the healthcare business generally slows down in the summer months due to vacations resulting in fewer elective surgeries.  In addition, we can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and their inventory levels, and less by seasonality.  Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Quarter-to-Quarter Comparisons

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and six months ended June 30, 2015 and 2014, respectively, and the year ended December 31, 2014, the percentages of each income statement caption in relation to total revenues.

	Percentage of revenues
	Three months ended June 30,		Six months ended June 30,		Fiscal year
	2015	2014	2015	2014	2014
Total revenues	100%	100%	100%	100%	100%
Gross margin	52%	48%	52%	48%	49%
Selling, general and administrative expenses	24%	31%	25%	31%	29%
Research and development expenses	4%	6%	4%	5%	6%
Restructuring and transaction expense	—%	—%	—%	—%	1%
Legal settlement	—%	—%	4%	—%	—%
Total operating expenses	28%	37%	33%	36%	36%
Income from operations	24%	11%	19%	12%	13%
Other income	—%	—%	—%	—%	—%
Income before income taxes	24%	11%	19%	12%	13%
Income taxes	8%	4%	5%	4%	4%
Net income	16%	7%	14%	8%	9%

A portion of our sales is conducted in currencies other than the U.S. dollar, particularly the Euro. In the second quarter of 2015 and the first half of 2015, approximately 14% of our total revenue was denominated in the Euro and translated to the U.S. dollar. Significant fluctuations in foreign currency exchange rates, particularly the Euro, impact the comparability of our total revenues. In addition to comparing changes in revenue on a U.S. GAAP basis, we also compare the changes in revenue from one period to another using constant currency. We provide constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate our constant currency results, we apply the average exchange rate for revenues from the prior year to the current year results. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

Quarter Ended June 30, 2015 Compared to the Quarter Ended June 30, 2014

Revenues were $83.8 million in the second quarter of 2015 and $78.7 million in the second quarter of 2014. On a constant currency basis, revenues would have been $86.5 million in the second quarter of 2015, an increase of $7.8 million, or 10%, from the second quarter of 2014.

Infusion Therapy:   Net infusion therapy sales were $58.0 million in the second quarter of 2015, an increase of $3.5 million, or 6%, from the second quarter of 2014. V On a constant currency basis, net infusion therapy sales would have been $59.5 million in the second quarter of 2015, an increase of $5.0 million, or 9%, from the second quarter of 2014. The increase in infusion therapy sales is primarily due to new customers and higher volume to existing customers. Domestic infusion therapy sales were $41.9 million in the second quarter of 2015, an increase of $2.2 million, or 5%, from the second quarter of 2014. The increase in domestic infusion therapy was primarily from $1.9 million in higher direct domestic sales. International infusion therapy sales were $16.1 million in the second quarter of 2015, an increase of $1.3 million, or 9%, from the second quarter of 2014. The increase in international infusion therapy sales was due to higher sales outside of Europe, partially offset by the decline in the exchange rate of the Euro to the U.S. dollar. On a constant currency basis, international infusion therapy sales would have increased $2.9 million in the second quarter of 2015, compared to the second quarter of 2014.

Oncology: Net oncology sales were $10.4 million in the second quarter of 2015, an increase of $1.1 million, or 12%, from the second quarter of 2014. On a constant currency basis, net oncology sales would have been $11.3 million in the second quarter of 2015, an increase of $2.0 million, or 21%, from the second quarter of 2014. The increase in oncology sales is primarily due to new customers and higher volume to existing customers. Domestic oncology sales were $5.1 million in the second quarter of 2015, an increase of $1.2 million, or 31%, from the second quarter of 2014. The increase in domestic oncology sales is from $0.8 million in increased sales to Hospira and $0.4 million in increased direct domestic oncology sales, both due to increased unit sales. International oncology sales were $5.3 million in the second quarter of 2015, a decrease of $0.1 million from the second quarter of 2014. On a constant currency basis, international infusion therapy sales would have increased $0.8 million in the second quarter of 2015, compared to the second quarter of 2014.

Critical Care: Net critical care sales were $15.1 million in the second quarter of 2015, an increase of $0.5 million, or 4%, from the second quarter of 2014. On a constant currency basis, net critical care sales would have been $15.4 million in the second quarter of 2015, an increase of $0.8 million, or 6%, from the second quarter of 2014. The increase in critical care sales is primarily due to increased volume to existing customers. Domestic critical care sales were $10.3 million in the second quarter of 2015, a decrease of $0.3 million, or 3%, from the second quarter of 2014. International critical care sales were $4.8 million in the second quarter of 2015, an increase of $0.8 million, or 21%, from the second quarter of 2014. The increase in international critical care sales was due to increased sales outside of Europe. On a constant currency basis, international critical care sales would have increased $1.1 million, or 29%, in the second quarter of 2015, compared to the second quarter of 2014.

Gross margins for the second quarter of 2015 and 2014 were 52% and 48%, respectively. The increase in gross margin was primarily due to favorable customer and product mix and operational efficiencies.

Selling, general and administrative (“SG&A”) expenses were $20.3 million, or 24% of revenues, in the second quarter of 2015, compared with $24.3 million, or 31%, of revenues in the second quarter of 2014.  The decrease in SG&A expenses is primarily from $3.3 million in lower sales and marketing compensation and benefits, promotion expenses and travel expenses and $0.6 million in lower outside services and legal expenses, partially offset by $0.5 million in higher stock compensation expenses. The lower sales and marketing expenses are primarily due to the restructuring of the U.S. sales organization in the third quarter of 2014 and the decline in the average exchange rate of the Euro to the U.S. dollar.

Research and development (“R&D”) expenses were $3.1 million, or 4% of revenue, in the second quarter of 2015 compared to $4.6 million, or 6%, of revenue in the second quarter of 2014.  The decrease in R&D expenses was primarily from lower R&D project expenses.

Other income was $0.2 million in the second quarter of 2015 and $0.2 million in the second quarter of 2014.

Income taxes were accrued at an estimated effective tax rate of 34% in the second quarter of 2015 and in the second quarter of 2014.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues were $165.3 million in the first half of 2015 and $151.9 million in the first half of 2014. On a constant currency basis, revenues would have been $170.5 million in the first half of 2015, an increase of $18.5 million, or 12%, from the first half of 2014.

Infusion Therapy:   Net infusion therapy sales were $116.5 million in the first half of 2015, an increase of $11.9 million, or 11%, from the first half of 2014. On a constant currency basis, net infusion therapy sales would have been $119.5 million in the first half of 2015, an increase of $14.9 million, or 14%, from the first half of 2014. The increase in infusion therapy sales is primarily due to new customers and higher volume to existing customers. Domestic infusion therapy sales were $85.4 million in the first half of 2015, an increase of $11.2 million, or 15%, from the first half of 2014. The increase in domestic infusion therapy was from $6.3 million in higher sales to Hospira and $4.9 million in higher direct domestic sales, due to higher unit sales. International infusion therapy sales were $31.1 million in the first half of 2015, an increase of $0.7 million, or 2%, from the first half of 2014. International infusion therapy sales outside of Europe increased $1.7 million and were offset by $1.0 million in lower European sales due to the decline in the exchange rate of the Euro to the U.S. dollar. On a constant currency basis, international infusion therapy sales would have increased $3.7 million in the first half of 2015, compared to the first half of 2014.

Oncology: Net oncology sales were $19.4 million in the first half of 2015, an increase of $1.1 million, or 6%, from the first half of 2014. On a constant currency basis, net oncology sales would have been $21.0 million in the first half of 2015, an increase of $2.7 million, or 15%, from the first half of 2014. The increase in oncology sales is primarily due to new customers and higher volume to existing customers. Domestic oncology sales were $9.0 million in the first half of 2015, an increase of $1.1 million, or 15%, from the first half of 2014. The increase in domestic oncology sales was from $0.3 million in higher sales to Hospira and $0.8 million in higher direct domestic sales, due to increased unit sales. International oncology sales were $10.4 million in both the first half of 2015 and the first half of 2014. On a constant currency basis, international infusion therapy sales would have increased $1.6 million in the first half of 2015, compared to the first half of 2014.

Critical Care: Net critical care sales were $28.7 million in the first half of 2015, an increase of $0.2 million, or 1%, from the first half of 2014. On a constant currency basis, net critical care sales would have been $29.3 million in the first half of 2015, an increase of $0.8 million, or 3%, from the first half of 2014. The increase in critical care sales is primarily due to new customers. Domestic critical care sales were $20.4 million in the first half of 2015, a decrease of $0.3 million, or 2%, from the first half of 2014. International critical care sales were $8.4 million in the first half of 2015, an increase of $0.6 million, or 7%, from the first half of 2014. International critical care sales outside of Europe increased $1.5 million and were partially offset by $0.9 million in lower European sales due to the decline in the exchange rate of the Euro to the U.S. dollar. On a constant currency basis, international critical care sales would have increased $1.1 million in the first half of 2015, compared to the first half of 2014.

Gross margins for the first half of 2015 and 2014 were 52% and 48%, respectively. The increase in gross margin was primarily due to favorable customer and product mix and operational efficiences.

SG&A expenses were $40.5 million, or 25% of revenues, in the first half of 2015, compared with $46.8 million, or 31%, of revenues in first half of 2014.  The decrease in SG&A expenses is primarily from $7.1 million in lower sales and marketing compensation and benefits, promotion and travel expenses and $1.3 million in lower outside services and legal expenses, partially offset by $2.2 million in higher stock compensation expense and higher incentive compensation expense. The lower sales and marketing expenses are primarily due to the restructuring of the U.S. sales organization in the third quarter of 2014 and the decline in the average exchange rate of the Euro to the U.S. dollar.

R&D expenses were $7.4 million, or 4% of revenue, in the first half of 2015 compared to $8.2 million, or 5%, of revenue in the first half of 2014.  The decrease in R&D expenses was primarily from lower R&D project expenses.

Legal settlement charges were $7.1 million, or 4% of revenues, in the first half of 2015. On April 2, 2015, an arbitrator ruled on a breach of contract claim between us and Hospira, awarding Hospira a settlement and that we pay 75% of Hospira's legal fees and expenses.

Other income was $0.8 million in the first half of 2015 and $0.4 million in the first half of 2014.

Income taxes were accrued at an estimated effective tax rate of 27% in the first half of 2015 and 34% in the first half of 2014.  The rate differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities, discrete tax items related to the conclusion of federal tax examinations and changes in estimates of tax reserves.

Liquidity and Capital Resources

During the first half of 2015, our cash, cash equivalents and investment securities increased by $20.5 million from $346.8 million at December 31, 2014 to $367.3 million at June 30, 2015.

Operating Activities: Our cash provided by operating activities is subject to fluctuations, principally from changes in net income, accounts receivable, inventories and the timing of tax payments.

Our cash provided by operations was $25.8 million in the first half of 2015. Net income plus adjustments for non-cash net expenses contributed $39.5 million to cash provided by operations, which was partially offset by a $13.8 million decrease in cash provided by operating assets and liabilities. The $5.5 million increase in accounts receivable and $5.5 million increase in prepaid and deferred income taxes were the largest changes in operating assets and liabilities. The increase in accounts receivable is primarily due to higher revenue in the second quarter of 2015 compared to the fourth quarter of 2014. The increase in prepaid and deferred income taxes is primarily due to the timing of tax payments.

Investing Activities:  Our cash provided by investing activities was $27.1 million in the first half of 2015, which was primarily comprised of net investment sales of $32.5 million, partially offset by $5.0 million in capital purchases.

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

Financing Activities:  Our cash provided by financing activities was $8.8 million in the first half of 2015. Cash and tax benefits provided by the exercise of stock options and shares purchased by our employees under the employee stock purchase plan was $10.3 million in the first half of 2015. In the first half of 2015, we withheld 16,401 shares of our common stock from vested restricted stock units as consideration for $1.4 million in payments for the employee's share award tax withholding obligations.

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

As of June 30, 2015, we have $29.8 million of cash and cash equivalents held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriates these funds. However, we expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

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

Contractual Obligations

As of June 30, 2015, we had contractual obligations of approximately the amounts set forth in the table below. These amounts exclude inventory related purchase orders for goods and services for current delivery. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a commitment liability on the blanket purchase orders. Since we do not have the ability to separate out blanket purchase orders from non-blanket purchase orders for inventory related goods and services for current delivery, amounts related to such purchase orders are excluded from the table below.  We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $1.2 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2015	2016	2017	2018	2019	2020
Operating leases	$1,108	$232	$334	$215	$132	$123	$72
Service agreements	1,126	308	613	205	—	—	—
Purchase obligations	4,419	4,419	—	—	—	—	—
Other contractual obligations	22	6	13	3	—	—	—
	$6,675	$4,965	$960	$423	132	$123	$72

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

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the U. S.; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•
new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; future sales to and revenues from Hospira and the importance of Hospira to our growth; effect of the current relationship with Hospira and the settlement with Hospira, including its effect on future revenues and our positioning with respect to new product introductions and market share; growth of our Clave products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation;

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

Financial Market Risk

We had a portfolio of federal tax-exempt state and municipal government bonds, corporate bonds, commercial paper and certificates of deposit of $36.2 million as of June 30, 2015.  The securities are all “investment grade”, comprised of $10.6 million of pre-refunded municipal securities, $0.4 million of non-pre-refunded municipal securities, $18.0 million in corporate bonds, $4.0 million in commercial paper and $3.2 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of federal-tax-exempt securities in our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.3 million to investment income based on the investment securities balance at June 30, 2015.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at June 30, 2015 was approximately €22.1 million. We also have approximately €59.3 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the June 30, 2015 spot rate would impact our consolidated amounts on these balance sheet items by approximately $9.0 million, or 2.4% of these net assets. We expect that in the future, with the growth of our European distribution operation, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following is a summary of our stock repurchasing activity during the second quarter of 2015:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
04/01/2015 — 04/30/2015	—	$—	—	$22,522,000
05/01/2015 — 05/31/2015	—	—	—	22,522,000
06/01/2015 — 06/30/2015	—	—	—	22,522,000
Second quarter of 2015 total	—	$—	—	$22,522,000

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	August 10, 2015
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