Form 10-Q
period 2016-03-31
ICU MEDICAL INC/DE
filed 2016-05-10
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2016
Common	16,080,600
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$347,370	$336,164
Investment securities	36,351	41,233
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	383,721	377,397
Accounts receivable, net of allowance for doubtful accounts of $1,131 at March 31, 2016 and $1,101 at December 31, 2015	55,674	57,847
Inventories	49,240	43,632
Prepaid income taxes	11,297	14,366
Prepaid expenses and other current assets	11,198	7,631
Assets held-for-sale	4,304	4,134
TOTAL CURRENT ASSETS	515,434	505,007

PROPERTY AND EQUIPMENT, net	74,635	74,320
GOODWILL	6,463	6,463
INTANGIBLE ASSETS, net	23,476	23,936
DEFERRED INCOME TAXES	15,949	17,099
TOTAL ASSETS	$635,957	$626,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,678	$13,670
Accrued liabilities	21,328	28,948
TOTAL CURRENT LIABILITIES	34,006	42,618

LONG-TERM LIABILITIES	1,380	1,476
DEFERRED INCOME TAXES	3,170	1,372
INCOME TAX LIABILITY	1,488	1,488
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued, 16,175 shares at March 31, 2016 and 16,086 shares at December 31, 2015; Outstanding, 16,074 shares at March 31, 2016 and 16,086 shares at December 31, 2015	1,618	1,608
Additional paid-in capital	150,090	145,125
Treasury stock, at cost - 101 shares at March 31, 2016 and 0 shares at December 31, 2015	(8,933)	—
Retained earnings	469,797	453,896
Accumulated other comprehensive loss	(16,659)	(20,758)
TOTAL STOCKHOLDERS' EQUITY	595,913	579,871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$635,957	$626,825
______________________________________________________
(1) December 31, 2015 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2016	2015
REVENUES:
Net sales	$89,849	$81,323
Other	6	161
TOTAL REVENUE	89,855	81,484
COST OF GOODS SOLD	40,622	38,970
GROSS PROFIT	49,233	42,514
OPERATING EXPENSES:
Selling, general and administrative	21,975	20,174
Research and development	3,313	4,308
Legal settlement	—	7,059
TOTAL OPERATING EXPENSES	25,288	31,541
INCOME FROM OPERATIONS	23,945	10,973
OTHER INCOME, net	147	526
INCOME BEFORE INCOME TAXES	24,092	11,499
PROVISION FOR INCOME TAXES	(8,191)	(1,813)
NET INCOME	$15,901	$9,686
NET INCOME PER SHARE
Basic	$0.99	$0.62
Diluted	$0.96	$0.60
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	16,042	15,693
Diluted	16,556	16,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended March 31,
	2016	2015
NET INCOME	$15,901	$9,686
Other comprehensive income (loss), net of tax of $1,159 and $(2,720) for the three months ended March 31, 2016 and 2015, respectively.
Foreign currency translation adjustment	4,099	(10,091)
TOTAL COMPREHENSIVE INCOME (LOSS)	$20,000	$(405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,901	$9,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,801	4,629
Provision for warranty and returns	39	31
Stock compensation	3,808	2,813
(Gain) loss on disposal of property and equipment	(1)	2
Bond premium amortization	528	943
Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	2,552	(4,947)
Inventories	(4,866)	(1,785)
Prepaid expenses and other assets	(3,474)	(980)
Accounts payable	(1,383)	1,951
Accrued liabilities	(8,014)	3,300
Income taxes, including excess tax benefits and deferred income taxes	4,893	(2,392)
Net cash provided by operating activities	14,784	13,251
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,963)	(2,357)
Proceeds from sale of asset	1	—
Intangible asset additions	(219)	(208)
Purchases of investment securities	(7,061)	(9,205)
Proceeds from sale of investment securities	11,802	31,785
Net cash provided by investing activities	560	20,015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,421	4,777
Proceeds from employee stock purchase plan	1,197	1,041
Tax benefits from exercise of stock options and vested awards	2,511	3,059
Purchase of treasury stock	(16,897)	(1,435)
Net cash (used in) provided by financing activities	(7,768)	7,442
Effect of exchange rate changes on cash	3,630	(7,987)
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,206	32,721
CASH AND CASH EQUIVALENTS, beginning of period	336,164	275,812
CASH AND CASH EQUIVALENTS, end of period	$347,370	$308,533

NON-CASH INVESTING ACTIVITIES
Accrued liabilities for property and equipment	$522	$144

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., a Delaware corporation, filed with the SEC for the year ended December 31, 2015.

We operate in one business segment engaged in the development, manufacturing and sale of innovative medical devices used in infusion therapy, critical care and oncology applications.  We sell the majority of our products through our direct sales force and through independent distributors throughout the U. S. and internationally.  Additionally, we sell our products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Note 2:	Legal Settlements

On April 2, 2015, an arbitrator ruled on a breach of contract claim between us and a customer, Hospira, Inc., awarding Hospira $8.2 million Canadian dollars ($6.5 million U.S. dollars). The arbitrator also ruled that we pay 75% of Hospira's legal fees and expenses, which when finalized were $0.7 million U.S. dollars. For the period ended March 31, 2015, we recorded an estimated total charge of $7.1 million related to the settlement and associated fees, which is presented as a separate line item in our condensed consolidated income statement.

Note 3: Restructuring Charges

During 2015, we incurred restructuring charges related to: (i) an agreement with Dr. Lopez, a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out Dr. Lopez's right to employment under his then-existing employment agreement; (ii) the reorganization of our corporate infrastructure, resulting in one-time employee termination benefits and other associated costs; and (iii) a commitment to a plan to sell our Slovakia manufacturing facility. The assets of the manufacturing facility are classified as assets held for sale and are included as a separate line item in our consolidated balance sheet. The sale is expected to be completed during the third quarter of 2016. The plan to sell the facility resulted in a pre-tax restructuring charge for employee termination benefits, government incentive repayments and other associated costs. There were no restructuring charges incurred for the period ended March 31, 2016.

The following table summarizes the details of changes in our restructuring-related accrual for the period ending March 31, 2016 (in thousands):

	Accrued Balance December 31, 2015	Payments	Currency Translation	Accrued Balance March 31, 2016
Severance pay and benefits	$2,505	$(393)	$115	$2,227
Government incentive repayment	1,884	(620)	102	1,366
Employment agreement buyout	1,845	(96)	—	1,749
Other corporate restructuring	305	(87)	—	218
	$6,539	$(1,196)	$217	$5,560

Note 4:	New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments address several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016. Early adoption is permitted for an entity in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments clarify the principal versus agent guidance in determining whether to recognize revenue on a gross or net basis. The effective dates of the amendments in this update align with those of ASU 2014-09 detailed below. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments in this update will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee). The amendments in this update will be effective for fiscal years beginning after December 15, 2017. Early adoption of the amendments is not permitted with the exception of the provision requiring the recognition in other comprehensive income the fair value change from instrument-specific credit risk measured using the fair value option for financial instruments. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We adopted this ASU on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

Note 5:	Fair Value Measurement

Our investment securities consist of certificates of deposit, corporate bonds, U.S. Treasury securities, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value and there have been no gains or losses on their disposal. As of March 31, 2016, we had $7.0 million of our investment securities as Level 1 assets, which are certificates of deposit and U.S. Treasury securities with quoted prices in active markets. As of March 31, 2016, we had $29.3 million of our investment securities as Level 2 assets, which are pre-refunded municipal securities, corporate bonds and commercial paper and are valued using observable market based inputs such as quoted prices, interest rates and yield curves.

There were no transfers between Levels during the first quarter of 2016.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis for the periods indicated (in thousands):

	Fair value measurements at March 31, 2016 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$36,351	$7,015	$29,336	$—
	$36,351	$7,015	$29,336	$—

	Fair value measurements at December 31, 2015 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$41,233	$8,785	$32,448	$—
	$41,233	$8,785	$32,448	$—

In November 2015, our Board of Directors authorized the closure of our Vrable, Slovakia manufacturing facility. As a result of the closure we reclassified the land and building related to the Slovakia facility as held for sale. Our assets held for sale are included as a separate line item in our condensed consolidated balance sheets. The initial fair value of our assets held for sale was estimated using the income approach and is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; building condition; comparable properties; and rental income and expense (Level 3). Subsequent to the initial valuation, we evaluate the carrying value of our assets held for sale when circumstances indicate the carrying value of those assets may or may not be recoverable; there were no such indicators during the period ended March 31, 2016. The increase in our assets held for sale as of March 31, 2016, as compared to December 31, 2015, was due to currency translation.

The following tables provide the assets and liabilities carried at fair value on a non-recurring basis for the periods indicated (in thousands):

	Fair value measurements at March 31, 2016 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets held for sale	$4,304	$—	$—	$4,304
	$4,304	$—	$—	$4,304

	Fair value measurements at December 31, 2015 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets held for sale	$4,134	$—	$—	$4,134
	$4,134	$—	$—	$4,134

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

March 31, 2016 or December 31, 2015. The scheduled maturities of the debt securities are between 2016 and 2039 and are all callable within one year.

The investment securities consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Federal and municipal tax-exempt debt securities	$7,226	$4,951
Corporate bonds	21,410	25,400
U.S. Treasury securities	6,018	7,537
Commercial paper	700	2,097
Certificates of deposit	997	1,248
Total investment securities	$36,351	$41,233

Note 7: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw material	$26,703	$24,681
Work in process	4,800	4,282
Finished goods	17,737	14,669
Total inventories	$49,240	$43,632

Note 8:	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Machinery and equipment	$97,711	$96,909
Land, building and building improvements	57,632	56,716
Molds	37,236	36,436
Computer equipment and software	25,316	23,346
Furniture and fixtures	3,829	3,638
Construction in progress	6,011	6,003
Total property and equipment, cost	227,735	223,048
Accumulated depreciation	(153,100)	(148,728)
Property and equipment, net	$74,635	$74,320

Note 9:	Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 101,000 and 76,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Net income	$15,901	$9,686
Weighted average number of common shares outstanding (for basic calculation)	16,042	15,693
Dilutive securities	514	541
Weighted average common and common equivalent shares outstanding (for diluted calculation)	16,556	16,234
EPS — basic	$0.99	$0.62
EPS — diluted	$0.96	$0.60

Note 10:	Major Customer

We had revenues equal to 10% or more of total revenues from one customer, Hospira, Inc. a subsidiary of Pfizer. Such revenues were 34% and 36% of total revenue for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, we had accounts receivable from Pfizer of 34% and 40% of consolidated accounts receivable, respectively.

Note 11:	Income Taxes

Income taxes were accrued at an estimated effective tax rate of 34% and 16% in the first three months of 2016 and 2015, respectively. The March 31, 2015 effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and material discrete tax benefits related to the impact of changes in estimates of tax reserves related to uncertainties in income taxes as a result of the favorable conclusion of recent federal and state examinations.

Note 12:	Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date. During the first quarter of 2016 we purchased 174,885 shares of our common stock for $15.4 million, including commissions. As of March 31, 2016, we had $7.2 million remaining on this purchase plan. We expect to use the treasury stock to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Additionally, in the first three months of 2016, we withheld 17,528 shares of our common stock from employee vested restricted stock units in consideration for $1.5 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations.

Note 13:	Commitments and Contingencies

From time to time, we are involved in various legal proceedings, most of which are routine litigation, in the normal course of business.  Our management does not believe that the resolution of the unsettled legal proceedings that we are involved with will have a material adverse impact on our financial position or results of operations.

In the normal course of business, we have agreed to indemnify our officers and directors to the maximum extent permitted under Delaware law and to indemnify customers as to certain intellectual property matters or other matters related to sales of our products.  There is no maximum limit on the indemnification that may be required under these agreements.  Although we can provide no assurances, we have never incurred, nor do we expect to incur, any material liability for indemnification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “we,” “us,” and “our,” refer to ICU Medical, Inc. and its subsidiaries included in our condensed consolidated financial statements unless context requires otherwise.

Business Overview

We are a leader in the development, manufacture and sale of innovative medical devices used in infusion therapy, critical care and oncology applications.  Our product line includes needlefree connection devices, custom infusion sets, closed system transfer devices ("CSTD") for the handling of hazardous drugs, advanced sensor catheters, closed blood sampling systems and innovative hemodynamic monitoring systems.

Our products are used in acute care hospitals and ambulatory clinics in more than 60 countries throughout the world.     The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended March 31,				Fiscal year ended
	2016		2015		2015		2014
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$61.7	69%	$57.7	71%	$241.8	71%	$212.6	69%
International	28.2	31%	23.8	29%	99.9	29%	96.7	31%
Total Revenue	$89.9	100%	$81.5	100%	$341.7	100%	$309.3	100%

We categorize our products into three main market segments: Infusion Therapy, Critical Care and Oncology. Our primary products include:

Infusion Therapy
•Needlefree connector products
◦MicroClave® and MicroClave Clear®
◦Neutron®
◦NanoClave®
◦Clave®
◦SwabCap®
•Custom infusion sets
•Tego® needlefree hemodialysis connector

Critical Care
•Hemodynamic monitoring systems
•Closed Blood Sampling and Conservation Systems
•Other Critical Care Products and Accessories

Oncology
•ChemoLock® CSTD and components
•ChemoClave® CSTD and components
•Diana™ hazardous drug compounding system

The following table sets forth, for the periods indicated, total revenues by product line as a percentage of total revenues:

	Three months ended March 31,		Fiscal year ended
Product line	2016	2015	2015	2014
Infusion therapy	72.0%	72%	72%	70%
Critical care	15.0%	17%	16%	18%
Oncology	13.0%	11%	12%	12%
	100.0%	100%	100%	100%

We currently sell our products through direct channels, which include distributors and the end users of our products and as an original equipment manufacturer ("OEM") supplier. Most of our independent distributors handle the full line of our products.

Our largest customer is Hospira, Inc. a subsidiary of Pfizer, to which we distribute our products as an OEM supplier. Pfizer accounted for 34%, 36% and 36% of our worldwide revenues in the first three months of 2016 and each of the years ended 2015 and 2014, respectively. We began this relationship in 1995 with Hospira, which was acquired by Pfizer in September 2015. Our related agreements extend through December 2018. Our agreements with Pfizer provide them with conditional rights to distribute certain of our Clave and other products to certain categories of customers both in the United States ("U.S.") and foreign countries. Depending on the product and category of customer, these rights may be exclusive or nonexclusive. Pfizer purchases Clave products both as finished goods end-products for distribution to healthcare providers and in bulk for assembly into Pfizer infusion disposable products. The MicroClave, MicroClave Clear, ChemoClave CSTD and pre-pierced connector products are purchased and packaged separately as finished good end products. We also serve as the exclusive manufacturer for certain custom intravenous products that are sold by a subsidiary of Pfizer. These products are promoted under the name SetSource. Our relationship with Pfizer has been and will continue to be important for our growth. We expect revenues from infusion therapy products and new product sales to Pfizer to remain a significant percentage of our revenues. An adverse change in our relationship with Pfizer, or a deterioration of Pfizer’s position in the market, could have an adverse effect on us.

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

Quarter-to-Quarter Comparisons

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three months ended March 31, 2016 and 2015, respectively, and the year ended December 31, 2015, the percentages of each income statement caption in relation to total revenues:

	Three months ended March 31,		Fiscal year ended
	2016	2015	2015
Total revenues	100%	100%	100%
Gross margin	55%	52%	53%
Selling, general and administrative expenses	24%	25%	24%
Research and development expenses	4%	5%	5%
Restructuring and strategic transaction expenses	—%	—%	2%
Legal settlements	—%	9%	1%
Impairment of assets held for sale	—%	—%	1%
Total operating expenses	28%	39%	33%
Income from operations	27%	13%	20%
Other income	—%	1%	—%
Income before income taxes	27%	14%	20%
Income taxes	9%	2%	7%
Net income	18%	12%	13%

Quarter Ended March 31, 2016 Compared to the Quarter Ended March 31, 2015

Infusion Therapy Revenue

The following table summarizes our total infusion therapy revenue by direct and OEM distribution channels (in millions):

	Quarter ended March 31,
	2016	2015	$ Change	% Change
Direct	$35.5	$31.1	$4.4	14.1%
OEM	29.5	27.7	1.8	6.5%
Total Infusion Therapy Revenue	$65.0	$58.8	$6.2	10.5%

Direct infusion therapy sales increased in the first quarter of 2016, as compared to the same period in the prior year, primarily due to sales of our SwabCap product-line, which was acquired through an acquisition in October 2015. Partially offsetting this increase was a decrease in sales of our Tego needlefree hemodialysis connector primarily due to a one-time inventory stocking adjustment at a U.S. distributor combined with a temporary manufacturing constraint in the quarter.

OEM infusion therapy sales increased in the first quarter of 2016, as compared to the same period in the prior year, primarily a result of the sales of our OEM SwabCap product.

Critical Care Revenue

The following table summarizes our total critical care revenue by direct and OEM distribution channels (in millions):

	Quarter ended March 31,
	2016	2015	$ Change	% Change
Direct	$13.0	$13.6	$(0.6)	(4.4)%
OEM	—	0.1	(0.1)	(100.0)%
Total Critical Care Revenue	$13.0	$13.7	$(0.7)	(5.1)%

Direct critical care sales decreased in the first quarter of 2016, as compared to the same period in the prior year, primarily due to a decline in U.S. sales of both our hemodynamic monitoring and our closed blood sampling and conservation system products. The decreases were primarily due to a manufacturing issue that was rectified during the last month of the quarter.

Oncology Revenue

The following table summarizes our total oncology revenue by direct and OEM distribution channels (in millions):

	Quarter ended March 31,
	2016	2015	$ Change	% Change
Direct	$8.4	$6.0	$2.4	40.0%
OEM	3.3	2.7	0.6	22.2%
Total Oncology Revenue	$11.7	$8.7	$3.0	34.5%

Direct oncology sales increased in the first quarter of 2016, as compared to the same period in the prior year, primarily due to increased sales in the U.S. These increases were a result of new customer sales and an increase in sales to existing customers of our ChemoLock and ChemoClave product.

OEM oncology sales marginally increased during the first quarter of 2016, as compared to the prior year comparable period due to an increase in international orders of our ChemoClave product.

Gross margins

For the first quarter of 2016 and 2015 gross margins were 55% and 52%, respectively. The increase in gross margin was primarily due to favorable foreign exchange rates on our operations expenses due to the decline in the Mexican Peso and due to favorable product mix.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses were $22.0 million, or 24% of revenues, in the first quarter of 2016, compared with $20.2 million, or 25% of revenues, in the first quarter of 2015.  The $1.8 million increase was primarily due to an increase of $1.9 million in compensation and $0.8 million in higher outside services, partially offset by $0.5 million in lower legal expenses and $0.4 million in lower medical device excise taxes. The increase in compensation is in part due to filling positions that were open during 2015, additional employees retained as part of the acquired SwabCap product line, the general hiring and recruitment of new employees and increases in stock-based compensation issued to attract these employees. The increase in outside services was due to fees incurred in the first quarter of 2016 related to a transitional services agreement associated with the October 2015 acquisition of EXC Holding Corp. Legal fees in the first quarter of 2015 were higher than those in the first quarter of 2016 primarily due to a lawsuit with Hospira that settled in April 2015. Also, the medical device excise tax expense in the current period was eliminated as Congress temporarily suspended this tax for the 2016-2017 two-year period.

Research and development (“R&D”)

R&D expenses were $3.3 million, or 4% of revenue, in the first quarter of 2016 compared to $4.3 million, or 5% of revenue, in the first quarter of 2015.  The $1.0 million decrease was primarily due to lower R&D project expenses related to our CogentTM 2-in1 hemodymanic monitoring system, which is currently pending USFDA 510(k) clearance.

Legal settlement charges

Legal settlement charges were $7.1 million, or 9% of revenues, in the first quarter of 2015. On April 2, 2015, an arbitrator ruled on a breach of contract claim between us and Hospira, awarding Hospira $8.2 million Canadian dollars ($6.5 million U.S. dollars). The arbitrator also ruled that we pay 75% of Hospira's legal fees and expenses, which were $0.7 million dollars. We have fully paid the above mentioned legal fees and expenses.

Other income

Other income was $0.1 million in the first quarter of 2016 and $0.5 million the first quarter of 2015.

Income taxes

Income taxes were accrued at an estimated effective tax rate of 34% in the first quarter of 2016 and 16% in the first quarter of 2015.  The 2015 rate significantly differed from the statutory corporate rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities, discrete tax items related to the conclusion of federal tax examinations and changes in estimates of tax reserves.

Liquidity and Capital Resources

During the first three months of 2016, our cash, cash equivalents and investment securities increased by $6.3 million from $377.4 million at December 31, 2015 to $383.7 million at March 31, 2016.

Cash Flows from Operating Activities

Our cash provided by operations for the first three months of 2016 was $14.8 million. Net income plus adjustments for non-cash net expenses contributed $25.1 million to cash provided by operations, and cash used by changes in operating assets and liabilities was $10.3 million. The changes in operating assets and liabilities included a $8.0 million decrease in accrued liabilities, a $4.9 million increase in inventories, a $3.5 million increase in prepaid expenses and other assets, and a $1.4 million decrease in accounts payable, partially offset by $4.9 million in net changes to income taxes and deferred income taxes and a $2.6 million decrease in accounts receivable. The decrease in accrued liabilities was primarily due to the pay-out of fiscal year 2015 accrued bonuses in February of 2016. The increase in inventories was primarily due to building finished good safety stock, to support better customer deliveries, raw materials related to our Slovakia plant closure, and related transfer to our Mexico plant, and inventory associated with the acquired SwabCap product-line. The increase in prepaid expenses and other assets was primarily due to amounts owed by employees for the exercise of their stock options, the decrease in accounts payable was a result of timing, the net changes in income taxes was a result of the timing of payments for cash tax purposes, which includes true-ups for 2015 overpayment and 2016 estimated taxes and the decrease in accounts receivable was due to increased collections on past due accounts.

Our cash provided by operations for the first three months of 2015 was $13.3 million. Net income plus adjustments for non-cash net expenses contributed $18.1 million to cash provided by operations, which was partially offset by $4.8 million in net cash used as a result of changes in operating assets and liabilities. The largest change in operating assets and liabilities was a $5.0 million increase in accounts receivable primarily due to higher revenue in the first quarter of 2015 compared to the fourth quarter of 2014.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Investing Cash Flows:
Purchases of property and equipment	$(3,963)	$(2,357)	$(1,606)	(1)
Proceeds from sale of assets	1	—	1
Intangible asset additions	(219)	(208)	(11)
Purchases of investment securities	(7,061)	(9,205)	2,144
Proceeds from sale of investment securities	11,802	31,785	(19,983)	(2)
Net cash provided by investing activities	$560	$20,015	$(19,455)
______________________________
(1) Our purchases of property and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2) Net proceeds from the sale of our investment securities decreased during the first three months of 2016, as compared to the comparable prior year period, due to certain corporate bonds that had larger investment balances and maturity dates within the first three months ended March 31, 2015.

While we can provide no assurances, we estimate that our capital expenditures in 2016 will approximate $18.0 million to $20.0 million. We anticipate making additional investments in molds, machinery and equipment in our manufacturing operations in the U.S. and Mexico to support new and existing products and in IT to benefit world-wide operations. Additionally, we are in the process of expanding our Mexico manufacturing plant for the anticipated increase in operations as a result of our Slovakian plant closure. We expect to use our cash and investments to fund our capital purchases. These planned amounts of spending are estimates and actual spending may substantially differ from these amounts.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$5,421	$4,777	$644	(1)
Proceeds from employee stock purchase plan	1,197	1,041	156
Tax benefits from exercise of stock options and vested awards	2,511	3,059	(548)	(2)
Purchase of treasury stock	(16,897)	(1,435)	(15,462)	(3)
Net cash (used in) provided by financing activities	$(7,768)	$7,442	$(15,210)
______________________________
(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) The tax benefit from the exercise of stock options and vested awards will vary from period to period based on the volume of options exercised and awards that vest, the exercise prices of the options exercised and the related stock price at the time the stock activities occur.
(3) During the first three months ended March 31, 2016, we purchased 174,885 shares of our common stock under our share purchase plan on the open market for $15.3 million. Additionally, our employees surrendered 17,528 shares of our common stock from vested restricted stock awards as consideration for approximately $1.5 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of March 31, 2016, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of

$7.2 million available for future purchases. This plan has no expiration date. We may purchase additional shares in future quarters and expect we would use our cash and investments to fund the share purchases.

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

As of March 31, 2016, we had $34.1 million of cash and cash equivalents held in local currency by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes for a portion of any repatriated funds. However, we expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

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

Contractual Obligations

As of March 31, 2016, there were no material changes to our contractual obligations from the amounts reported in our 2015 Form 10-K, except with respect to our purchase obligations as follows (in thousands):

Contractual Obligations	2016
Purchase obligations	$5,699
$5,699

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2015, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

New Accounting Pronouncements

See Note 4 to Part I, Item 1.  Financial Statements.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and documents referenced herein, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we identify them by using words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "will," "continue," "could," "may," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

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

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products; including SwabCap and integration of EXC Holding Corp.; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the U. S.; planned new orders for machinery and equipment; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•
new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; the impact of the Pfizer acquisition of Hospira; future sales to and revenues from Pfizer and the importance of Pfizer to our growth; effect of the current relationship with Pfizer and the settlement with Hospira, including its effect on future revenues and our positioning with respect to new product introductions and market share; growth of our products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome and impact of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; plans to convert existing space; capital expenditures; our planned reinvestment of cash and cash equivalents held by our foreign subsidiaries; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2015 and our other reports and registration statements filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

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

Financial Market Risk

We had a portfolio of government bonds, corporate bonds, U.S. Treasury securities, commercial paper and certificates of deposit of $36.4 million as of March 31, 2016.  The securities are all “investment grade”, comprised of $7.2 million of pre-refunded municipal securities, $21.4 million of corporate bonds, $6.0 million of U.S. Treasury securities, $0.7 million of commercial paper and $1.0 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.3 million to investment income based on the investment securities balance at March 31, 2016.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at March 31, 2016 was approximately €22.7 million. We also have approximately €69.9 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the March 31, 2016 spot rate would impact our consolidated amounts on these balance sheet items by approximately $10.5 million, or 2.6% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Sales from the U.S. to foreign distributors are denominated in U.S. dollars, Euros, South African Rand and Australian dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, although principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2016 and our manufacturing spending from 2016 would have impacted 2016 cost of goods sold by approximately $0.6 million. To date, the change in the conversion of the Euro to the U.S. dollar has not had a material impact to our operating earnings.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2015.

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

The following is a summary of our stock repurchasing activity during the first quarter of 2016:

Period (1)	Shares purchased(2)	Average price paid per share(3)	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
01/01/2016 — 01/31/2016	—	$—	—	$22,522,000
02/01/2016 — 02/29/2016	189,542	$87.78	172,014	$7,428,000
03/01/2016 — 03/31/2016	2,871	$90.00	2,871	$7,169,000
First quarter of 2016 total	192,413	$87.82	174,885	$7,169,000
____________________________

(1)	Information is based on settlement dates of purchase transactions.

(2)
Consists of 174,885 shares of our common stock purchased in the open market pursuant to our stock purchase plan. The balance of 17,528 shares of our common stock were surrendered to us in February 2016 by employees to satisfy minimum statutory income tax withholding obligations in connection with the vesting of their restricted stock units.

(3)	The average price paid for shares purchased under the stock purchase plan excludes commissions paid.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	May 10, 2016
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