Form 10-Q
period 2016-06-30
ICU MEDICAL INC/DE
filed 2016-08-09
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2016
Common	16,132,041
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$372,895	$336,164
Investment securities	27,720	41,233
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	400,615	377,397
Accounts receivable, net of allowance for doubtful accounts of $1,114 at June 30, 2016 and $1,101 at December 31, 2015	60,487	57,847
Inventories	49,919	43,632
Prepaid income taxes	12,072	14,366
Prepaid expenses and other current assets	8,092	7,631
Assets held-for-sale	4,209	4,134
TOTAL CURRENT ASSETS	535,394	505,007

PROPERTY AND EQUIPMENT, net	79,704	74,320
GOODWILL	6,245	6,463
INTANGIBLE ASSETS, net	23,183	23,936
DEFERRED INCOME TAXES	18,853	17,099
TOTAL ASSETS	$663,379	$626,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,853	$13,670
Accrued liabilities	21,759	28,948
TOTAL CURRENT LIABILITIES	40,612	42,618

LONG-TERM LIABILITIES	1,288	1,476
DEFERRED INCOME TAXES	3,764	1,372
INCOME TAX LIABILITY	1,488	1,488
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued, 16,175 shares at June 30, 2016 and 16,086 shares at December 31, 2015; Outstanding, 16,125 shares at June 30, 2016 and 16,086 shares at December 31, 2015	1,618	1,608
Additional paid-in capital	149,344	145,125
Treasury stock, at cost - 50 shares at June 30, 2016 and 0 shares at December 31, 2015	(4,471)	—
Retained earnings	488,662	453,896
Accumulated other comprehensive loss	(18,926)	(20,758)
TOTAL STOCKHOLDERS' EQUITY	616,227	579,871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$663,379	$626,825
______________________________________________________
(1) December 31, 2015 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUE:
Net sales	$96,712	$83,662	$186,561	$164,985
Other	9	119	15	280
TOTAL REVENUE	96,721	83,781	186,576	165,265
COST OF GOODS SOLD	46,589	40,020	87,211	78,990
GROSS PROFIT	50,132	43,761	99,365	86,275
OPERATING EXPENSES:
Selling, general and administrative	22,491	20,318	44,466	40,492
Research and development	3,338	3,122	6,651	7,430
Restructuring and strategic transaction	1,533	—	1,533	—
Legal settlement	—	—	—	7,059
TOTAL OPERATING EXPENSES	27,362	23,440	52,650	54,981
INCOME FROM OPERATIONS	22,770	20,321	46,715	31,294
BARGAIN PURCHASE GAIN	1,110	—	1,110	—
OTHER INCOME, net	77	240	224	766
INCOME BEFORE INCOME TAXES	23,957	20,561	48,049	32,060
PROVISION FOR INCOME TAXES	(7,351)	(6,991)	(13,283)	(8,804)
NET INCOME	$16,606	$13,570	$34,766	$23,256
NET INCOME PER SHARE
Basic	$1.03	$0.86	$2.16	$1.48
Diluted	$0.98	$0.83	$2.05	$1.43
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	16,091	15,781	16,070	15,738
Diluted	17,000	16,352	16,964	16,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
NET INCOME	$16,606	$13,570	$34,766	$23,256
Other comprehensive (loss) income, net of tax of $(746) and $508 for the three months ended June 30, 2016 and 2015, respectively and $413 and $(2,212) for the six months ended June 30, 2016 and 2015, respectively.

Foreign currency translation adjustment	(2,267)	1,868	1,832	(8,223)
TOTAL COMPREHENSIVE INCOME	$14,339	$15,438	$36,598	$15,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,766	$23,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,648	9,026
Provision for doubtful accounts	—	53
Provision for warranty and returns	(125)	38
Stock compensation	7,674	5,947
Loss (gain) on disposal of property and equipment	31	(33)
Bond premium amortization	121	1,223
Bargain purchase gain	(1,110)	—
Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	(2,527)	(5,529)
Inventories	(5,479)	(2,267)
Prepaid expenses and other assets	(3,784)	(1,375)
Accounts payable	3,752	1,894
Accrued liabilities	(5,985)	(1,027)
Income taxes, including excess tax benefits and deferred income taxes	4,793	(2,031)
Net cash provided by operating activities	41,775	29,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,112)	(5,005)
Proceeds from sale of asset	1	34
Business acquisitions, net of cash acquired	(2,606)	—
Intangible asset additions	(513)	(440)
Purchases of investment securities	(18,106)	(17,092)
Proceeds from sale of investment securities	31,765	49,555
Net cash provided by investing activities	1,429	27,052
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,796	5,797
Proceeds from employee stock purchase plan	1,197	1,041
Purchase of treasury stock	(16,911)	(1,435)
Net cash (used in) provided by financing activities	(7,918)	5,403
Effect of exchange rate changes on cash	1,445	(6,350)
NET INCREASE IN CASH AND CASH EQUIVALENTS	36,731	55,280
CASH AND CASH EQUIVALENTS, beginning of period	336,164	275,812
CASH AND CASH EQUIVALENTS, end of period	$372,895	$331,092

NON-CASH INVESTING ACTIVITIES
Accounts payable for property and equipment	$1,574	$232

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

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

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments address several aspects of the accounting for share-based payment award transactions, including income tax accounting consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016. Early adoption is permitted for an entity in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We early adopted this standard during the second quarter ended June 30, 2016. As a result of the adoption, we recognized a $0.8 million and $3.1 million tax benefit as a discrete item during the three and six months ended June 30, 2016, respectively. We elected to retrospectively adopt the presentation of excess tax benefits as an operating activity rather than as a financing activity on the statement of cash flows. Accordingly, the adoption resulted in a $3.1 million and $3.4 million increase in operating cash flows for the periods ended June 30, 2016 and 2015, respectively, and a corresponding $3.1 million and $3.4 million decrease in financing cash flows for the period ended June 30, 2016 and 2015, respectively. We elect to account for forfeitures as they occur.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends the FASB's guidance on the impairment of financial instruments by requiring timelier recording of credit losses on loans and other financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments in this update will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement of inventory from lower of cost or market to lower of cost and net realizable value. The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2016. We do not anticipate a material impact on our consolidated financial statements from the adoption of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09.  On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Early adoption is permitted beginning after December 31, 2016, the original effective date in ASU 2014-09. Subsequent to the issuance of this ASU, the FASB issued three amendments: ASU No. 2016-08 which clarifies principal versus agent considerations; ASU No. 2016-10 which clarifies guidance related to identifying performance obligations and licensing implementation; and ASU 2016-12 which provides narrow-scope improvements and practical expedients. All of the amendments have the same effective dates mentioned above. We do not anticipate a material impact on our consolidated financial statements from adoption of any of the above ASUs. We expect to adopt the full retrospective transition method when adopting this ASU.

Note 3: Restructuring Charges

Restructuring Charges

During the year ended December 31, 2015, we incurred restructuring charges related to: (i) an agreement with Dr. Lopez, a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out Dr. Lopez's right to employment under his then-existing employment agreement; (ii) the reorganization of our corporate infrastructure, resulting in one-time employee termination benefits and other associated costs; and (iii) a commitment to a plan to sell our Slovakia manufacturing facility. The assets of the manufacturing facility are classified as assets held for sale and are included as a separate line item in our condensed consolidated balance sheet. The sale is expected to be completed during the second half of 2016. The plan to close the facility resulted in a pre-tax restructuring charge for employee termination benefits, government incentive repayments and other associated costs. There was $0.4 million in restructuring charges incurred for the three and six months ended June 30, 2016. Of these charges $0.2 million were related to the closure of the Slovakian manufacturing facility and are included in the below table, and the other $0.2 million was related to a one-time charge unrelated to the events disclosed above.

The following table summarizes the details of changes in our restructuring-related accrual for the period ending June 30, 2016 (in thousands):

	Accrued Balance December 31, 2015	Charges Incurred	Payments	Currency Translation	Other Adjustments	Accrued Balance June 30, 2016
Severance pay and benefits	$2,505	$25	$(1,421)	$69	$172	$1,350
Government incentive repayment	1,884	—	(1,769)	57	(172)	—
Employment agreement buyout	1,845	—	(188)	—	—	1,657
Other corporate restructuring	305	168	(251)	—	—	222
	$6,539	$193	$(3,629)	$126	$—	$3,229

Note 4: Acquisition and Strategic Transaction Expenses

On April 4, 2016, we acquired all of the outstanding shares of Tangent Medical Technologies, Inc. ("Tangent") for $2.6 million in cash. Tangent designs, develops, and commercializes intravenous catheters and associated products for the improvement of infusion therapy. Tangent's products enhance our infusion therapy product offering. As a result of the Tangent acquisition, we immediately recognized a $1.1 million bargain purchase gain that represented the excess of the estimated fair market value of the identifiable tangible and intangible assets acquired, liabilities assumed and deferred tax assets over the total purchase consideration. The bargain purchase was driven by our ability to realize acquired deferred tax assets. The purchase price allocation is subject to further adjustment in order to account for final tax related matters such as filing of final tax return.

We incurred $1.1 million in transaction costs during the three and six months ended June 30, 2016 related to our 2015 acquisition of EXC Holding Corp. and to our second quarter 2016 acquisition of Tangent mentioned above.

Note 5:    Legal Settlements

On April 2, 2015, an arbitrator ruled on a breach of contract claim between us and a customer, Hospira, Inc., awarding Hospira $8.2 million Canadian dollars ($6.5 million U.S. dollars). The arbitrator also ruled that we pay 75% of Hospira's legal fees and expenses, which were $0.7 million U.S. dollars. During the six months ended June 30, 2015, we recorded an estimated total charge of $7.1 million related to the settlement and associated fees, which is presented as a separate line item in our condensed consolidated income statement. These charges were fully paid during the second quarter of 2015.

Note 6:    Fair Value Measurement

Our investment securities consist of certificates of deposit, corporate bonds, U.S. Treasury securities, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value and there have been no gains or losses on their disposal. As of June 30, 2016, we had $3.5 million of our investment securities as Level 1 assets, which are certificates of deposit and U.S. Treasury securities with quoted prices in active markets. As of June 30, 2016, we had $24.2 million of our investment securities as Level 2 assets, which are pre-refunded municipal securities, corporate bonds and commercial paper and are valued using observable market based inputs such as quoted prices, interest rates and yield curves.

There were no transfers between Levels during the first half of 2016.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis for the periods indicated (in thousands):

	Fair value measurements at June 30, 2016 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$27,720	$3,504	$24,216	$—
	$27,720	$3,504	$24,216	$—

	Fair value measurements at December 31, 2015 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Available for sale securities	$41,233	$8,785	$32,448	$—
	$41,233	$8,785	$32,448	$—

In November 2015, our Board of Directors authorized the closure of our Vrable, Slovakia manufacturing facility. As a result of the closure we reclassified the land and building related to the Slovakia facility as held for sale. Our assets held for sale are included as a separate line item in our condensed consolidated balance sheets. The initial fair value of our assets held for sale was estimated using the income approach and is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; building condition; comparable properties; and rental income and expense (Level 3). Subsequent to the initial valuation, we evaluate the carrying value of our assets held for sale when circumstances indicate the carrying value of those assets may or may not be recoverable; there were no such indicators during the period ended June 30, 2016. The increase in our assets held for sale as of June 30, 2016, as compared to December 31, 2015, was due to currency translation.

The following tables provide the assets and liabilities carried at fair value on a non-recurring basis for the periods indicated (in thousands):

	Fair value measurements at June 30, 2016 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets held for sale	$4,209	$—	$—	$4,209
	$4,209	$—	$—	$4,209

	Fair value measurements at December 31, 2015 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets held for sale	$4,134	$—	$—	$4,134
	$4,134	$—	$—	$4,134

Note 7: Investment Securities

Our investment securities consist of certificates of deposit, corporate bonds, U.S. Treasury securities, commercial paper and federal tax-exempt state and municipal government debt. All investment securities are considered available-for-sale and are “investment grade”, carried at fair value, and there have been no gains or losses on their disposal. Unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive loss in the stockholders' equity section of our condensed consolidated balance sheets. We had no gross unrealized gains or losses on available-for-sale securities at June 30, 2016 or December 31, 2015. The scheduled maturities of the debt securities are between 2016 and 2036 and are all callable within one year.

The investment securities consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Federal and municipal tax-exempt debt securities	$8,143	$4,951
Corporate bonds	15,374	25,400
U.S. Treasury securities	3,004	7,537
Commercial paper	699	2,097
Certificates of deposit	500	1,248
Total investment securities	$27,720	$41,233

Note 8: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw material	$27,265	$24,681
Work in process	4,258	4,282
Finished goods	18,396	14,669
Total inventories	$49,919	$43,632

Note 9:    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$99,259	$96,909
Land, building and building improvements	60,107	56,716
Molds	37,452	36,436
Computer equipment and software	25,559	23,346
Furniture and fixtures	3,919	3,638
Construction in progress	10,918	6,003
Total property and equipment, cost	237,214	223,048
Accumulated depreciation	(157,510)	(148,728)
Property and equipment, net	$79,704	$74,320

Note 10:     Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities are outstanding common stock options and restricted stock units

(excluding stock options with an exercise price in excess of the average market value for the period), less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive because their exercise price exceeded the average market price of the common stock for the period approximated 33,000 for the three months ended June 30, 2015 and 4,300 and 16,000 for the six months ended June 30, 2016 and 2015, respectively. There were no anti-dilutive options for the three months ended June 30, 2016.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$16,606	$13,570	$34,766	$23,256
Weighted average number of common shares outstanding (for basic calculation)	16,091	15,781	16,070	15,738
Dilutive securities(1)	909	571	894	564
Weighted average common and common equivalent shares outstanding (for diluted calculation)	17,000	16,352	16,964	16,302
EPS — basic	$1.03	$0.86	$2.16	$1.48
EPS — diluted	$0.98	$0.83	$2.05	$1.43
 ______________________________

(1) During the second quarter of 2016, we early adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting see Note 2, New Accounting Pronouncements, for more detail. Under this ASU, the assumed proceeds from applying the treasury stock method when computing earnings per share no longer includes the amount of excess tax benefits or deficiencies that used to be recognized as additional paid-in capital. This change in the treasury stock method was made on a prospective basis, with adjustments reflected as of the beginning of the 2016 fiscal year. The adoption of this ASU impacted weighted average common and common equivalent shares outstanding by 345,000 shares and 340,000 shares for the three and six months ended June 30, 2016, respectively.

Note 11:     Major Customer

We had revenue equal to 10% or more of total revenue from one customer, Hospira, Inc. a subsidiary of Pfizer. Such revenues were 34% and 35% of total revenue for the three months ended June 30, 2016 and 2015, respectively and 34% and 36% of total revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, we had accounts receivable from Pfizer of 35% and 40% of consolidated accounts receivable, respectively.

Note 12:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 28% and 27% for the six months ended June 30, 2016 and 2015, respectively. Those rates differ from that computed at the federal statutory rate of 35%.

The effective tax rate for the six months ended June 30, 2016 differs from the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities, and included material discrete tax benefits related to the adoption of ASU 2016-09, see below.
The effective tax rate during the six months ended June 30, 2016 included a material tax benefit of $3.1 million related to the early adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends current accounting to now recognize all excess tax benefits and all tax deficiencies as income tax benefit or expense in the reporting period in which they occur. The income tax benefit was treated as a discrete item when determining the annual estimated effective tax rate see Note 2, New Accounting Pronouncements for further detail.
The effective tax rate for the six months ended June 30, 2015 differs from the federal statutory rate principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and material discrete tax benefits related to the impact of changes in estimates of tax reserves related to uncertainties in income taxes as a result of the favorable conclusion of recent federal and state examinations.

Note13: Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date. For the six months ended June 30, 2016 we purchased 174,885 shares of our common stock for $15.4 million, including commissions. As of June 30, 2016, we had $7.2 million remaining on this purchase plan. We expect to use the treasury stock to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Additionally, for the six months ended June 30, 2016, we withheld 17,661 shares of our common stock from employee vested restricted stock units in consideration for $1.6 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes in this Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

Our products are used in acute care hospitals and ambulatory clinics in more than 60 countries throughout the world.     The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,				Fiscal year ended
	2016		2015		2016		2015		2015		2014
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$69.6	72%	$57.6	69%	$131.3	70%	$115.3	70%	$241.8	71%	$212.6	69%
International	27.1	28%	26.2	31%	55.3	30%	50.0	30%	99.9	29%	96.7	31%
Total Revenue	$96.7	100%	$83.8	100%	$186.6	100%	$165.3	100%	$341.7	100%	$309.3	100%

We categorize our products into three main market segments: Infusion Therapy, Critical Care and Oncology. Our primary products include:

Infusion Therapy
•Needlefree connector products
◦MicroClave® and MicroClave Clear
◦Neutron®
◦NanoClave®
◦Clave®
◦SwabCap®
•Custom infusion sets
•Tego® needlefree hemodialysis connector

Critical Care
•Hemodynamic monitoring systems
•Closed Blood Sampling and Conservation Systems
•Other Critical Care Products and Accessories

Oncology
•ChemoLock® CSTD and components
•ChemoClave® CSTD and components
•Diana™ hazardous drug compounding system

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,		Fiscal year ended
Product line	2016	2015	2016	2015	2015	2014
Infusion therapy	73%	69%	73%	71%	72%	70%
Critical care	14%	18%	14%	17%	16%	18%
Oncology	13%	13%	13%	12%	12%	12%
	100%	100%	100%	100%	100%	100%

We currently sell our products through direct channels, which include distributors and the end users of our products and as an original equipment manufacturer ("OEM") supplier. Most of our independent distributors handle the full line of our products.

Our largest customer is Hospira, Inc. a subsidiary of Pfizer, to which we distribute our products as an OEM supplier. Pfizer accounted for 34%, 36% and 36% of our worldwide revenue in the first six months of 2016 and each of the years ended 2015 and 2014, respectively. We began this relationship in 1995 with Hospira, which was acquired by Pfizer in September 2015. Our related agreements extend through December 2018. Our agreements with Pfizer provide them with conditional rights to distribute certain of our Clave family and other products to certain categories of customers both in the United States ("U.S.") and foreign countries. Depending on the product and category of customer, these rights may be exclusive or nonexclusive. Pfizer purchases Clave products both as finished goods end-products for distribution to healthcare providers and in bulk for assembly into Pfizer infusion disposable products. The MicroClave, MicroClave Clear, ChemoClave CSTD and pre-pierced connector products are purchased and packaged separately as finished good end products. We also serve as the exclusive manufacturer for certain custom intravenous products that are sold by the same subsidiary. These products are promoted under the name SetSource. Our relationship with Pfizer has been and will continue to be important for our growth. We expect revenue from infusion therapy products and new product sales to Pfizer to remain a significant percentage of our revenue. An adverse change in our relationship with Pfizer, or a deterioration of Pfizer’s position in the market, could have an adverse effect on us.

We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships such as our Pfizer relationship, to secure long-term contracts with large healthcare providers and major buying organizations.  As a result of this marketing and distribution strategy we derive most of our revenue from a relatively small number of distributors and manufacturers.  The loss of a strategic relationship with a customer or a decline in demand for manufacturing customers' products could have a material adverse effect on our operating results.

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

Acquisition

On April 4, 2016, we acquired all of the outstanding shares of Tangent Medical Technologies, Inc. ("Tangent") for $2.6 million in cash. Tangent designs, develops, and commercializes intravenous catheters and associated products for the improvement of infusion therapy. Tangent's products enhance our infusion therapy product offering. We do not expect any significant commercial results from this product line over the next eighteen to twenty-four months while we make changes to this product.

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and six months ended June 30, 2016 and 2015, respectively, and the year ended December 31, 2015, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six Months Ended June 30,		Fiscal year ended
	2016	2015	2016	2015	2015
Total revenue	100%	100%	100%	100%	100%
Gross margin	52%	52%	53%	52%	53%
Selling, general and administrative expenses	23%	24%	24%	25%	24%
Research and development expenses	3%	4%	3%	4%	5%
Restructuring and strategic transaction	2%	—%	1%	—%	2%
Legal settlements	—%	—%	—%	4%	1%
Impairment of assets held for sale	—%	—%	—%	—%	1%
Total operating expenses	28%	28%	28%	33%	33%
Income from operations	24%	24%	25%	19%	20%
Bargain purchase gain	1%	—%	1%	—%	—%
Other income, net	—%	—%	—%	—%	—%
Income before income taxes	25%	24%	26%	19%	20%
Income taxes	8%	8%	7%	5%	7%
Net income	17%	16%	19%	14%	13%

Infusion Therapy Revenue

The following table summarizes our total infusion therapy revenue by direct and OEM distribution channels (in millions):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct	$38.5	$31.5	$7.0	22.2%	$74.1	$62.6	$11.5	18.4%
OEM	32.1	26.7	5.4	20.2%	61.5	54.3	7.2	13.3%
Total Infusion Therapy Revenue	$70.6	$58.2	$12.4	21.3%	$135.6	$116.9	$18.7	16.0%

Direct infusion therapy sales increased for the three and six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to sales of our SwabCap product-line, which was acquired through an acquisition in October 2015, and our Clave product-lines as a result of new customer sales and an increase in sales to existing customers. Partially offsetting these period increases was a decrease in sales of other infusion products.

OEM infusion therapy sales increased for the three and six months ended June 30, 2016, as compared to the same period in the prior year, primarily a result of the sales of our OEM SwabCap product and sales of our Clave product lines.

Critical Care Revenue

The following table summarizes our total critical care revenue by direct and OEM distribution channels (in millions):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct	$13.2	$14.9	$(1.7)	(11.4)%	$26.2	$28.5	$(2.3)	(8.1)%
OEM	—	0.2	(0.2)	(100.0)%	—	0.2	(0.2)	(100.0)%
Total Critical Care Revenue	$13.2	$15.1	$(1.9)	(12.6)%	$26.2	$28.7	$(2.5)	(8.7)%

Direct critical care sales decreased for the three and six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to a decline of both international and U.S. sales of both our hemodynamic monitoring and our closed blood sampling and conservation system products.

Oncology Revenue

The following table summarizes our total oncology revenue by direct and OEM distribution channels (in millions):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct	$8.9	$6.0	$2.9	48.3%	$17.3	$12.0	$5.3	44.2%
OEM	3.8	4.2	(0.4)	(9.5)%	7.0	6.9	0.1	1.4%
Total Oncology Revenue	$12.7	$10.2	$2.5	24.5%	$24.3	$18.9	$5.4	28.6%

Direct oncology sales increased for the three and six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to increased direct sales in the U.S. These increases were a result of new customer sales and an increase in sales to existing customers of our ChemoLock and ChemoClave product.

OEM oncology sales marginally decreased during the three months ended June 30, 2016, as compared to the prior year comparable period due to a decrease in U.S. sales of our ChemoClave product, partially offset by an increase in international sales of the same product.

OEM oncology sales marginally increased during the six months ended June 30, 2016, as compared to the prior year comparable period due to an increase in international orders of the ChemoClave product mostly offset by a decrease in U.S. sales.

Gross margins

For the three and six months ended June 30, 2016 gross margins were 51.8% and 53.3%, respectively, as compared to 52.2% for the three and six months ended June 30, 2015. The 40 basis point decrease in gross margin for the three months ended June 30, 2016, as compared to the same period in the prior year was primarily due to certain manufacturing constraints, which caused higher cost for products manufactured in the first quarter that were sold in the second quarter. The 110 basis point increase in gross margin for the six months ended June 30, 2016, as compared to the same period in the prior year was primarily due to favorable foreign exchange rates on our operations expenses due to the decline in the Mexican Peso and favorable product mix partially offset by the impact of certain manufacturing constraints, mentioned above.

Selling, general and administrative (“SG&A”) expenses

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$22.5	$20.3	$2.2	10.8%	$44.5	$40.5	$4.0	9.9%

SG&A expenses increased for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to an increase of $1.5 million in compensation, $0.7 million in dealer fees and $0.3 million in commissions, partially offset by $0.5 million in lower medical device excise taxes and $0.4 million in lower legal expenses. The increase in compensation is in part due to filling positions that were open during 2015, additional employees retained as part of the acquired SwabCap product line, the general hiring and recruitment of new employees and increases in stock-based compensation issued to attract these employees. The increases in dealer fees and commissions were related to an increase in revenue on which they are calculated. The decrease in medical device excise tax expense was due to the elimination of the tax in the current period due to Congress temporarily suspending this tax for the 2016-2017 two-year period. The decrease in legal expenses was due to less litigation.

SG&A expenses increased for the six months ended June 30, 2016, as compared to the same period in the prior year primarily due to an increase of $3.3 million in compensation, $0.7 million in higher dealer fees, and $0.5 million in commissions partially offset by $0.9 million in lower legal expenses and $0.9 million in lower medical device excise taxes. The reasons for the changes are the same as indicated above with respect to the three months ended June 30, 2016.

Research and development (“R&D”)

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
R&D	$3.3	$3.1	$0.2	6.5%	$6.7	$7.4	$(0.7)	(9.5)%

R&D expenses increased for the three months ended June 30, 2016, as compared to the same period in the prior year primarily due to higher R&D project expenses partially offset by a decrease in project costs related to our CogentTM 2-in-1 hemodynamic monitoring system, which received FDA 510(k) clearance during the second quarter of 2016.

R&D expenses decreased for the six months ended June 30, 2016, as compared to the same period in the prior year primarily due to lower stock based compensation and lower R&D project expenses year-to-date related to our Cogent 2-in-1 hemodynamic monitoring system.

Legal settlement charges

Legal settlement charges were $7.1 million, or 4.0% of revenue for the six months ended June 30, 2015. On April 2, 2015, an arbitrator ruled on a breach of contract claim between us and Hospira, awarding Hospira $8.2 million Canadian dollars ($6.5 million U.S. dollars). The arbitrator also ruled that we pay 75% of Hospira's legal fees and expenses, which were $0.7 million dollars. We have fully paid the above mentioned legal fees and expenses.

Restructuring and strategic transaction

Restructuring and strategic transaction expenses were $1.5 million for each of the three and six months ended June 30, 2016. Restructuring charges of $0.2 million were related to residual expenses for the closure of our Slovakian manufacturing facility and we incurred $0.2 million related to other restructuring activities. We incurred $1.1 million in transaction costs related to our 2015 acquisition of EXC Holding Corp. ("EXC") and to our second quarter 2016 acquisition of Tangent.

Bargain purchase gain

As a result of the Tangent acquisition, we immediately recognized a $1.1 million bargain purchase gain that represented the excess of the estimated fair market value of the identifiable tangible and intangible assets acquired and liabilities assumed, net of deferred tax attributes over the total purchase consideration. The bargain purchase was driven by our ability to realize acquired deferred tax assets.

Other income

Other income was $0.1 million and $0.2 million for the three and six months ended June 30, 2016, as compared to $0.2 million and $0.8 million for the three and six months ended June 30, 2015.

Income taxes

Income taxes were accrued at an estimated effective tax rate of 31% and 28% for the three and six months ended June 30, 2016, respectively, as compared to 34% and 27% for the three and six months ended June 30, 2015, respectively.

The effective tax rate for the three and six months ended June 30, 2016 differs from the federal statutory rate principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities, and included material discrete tax benefits related to the adoption of ASU 2016-09, see below.

The effective tax rate during the three and six months ended June 30, 2016 included a material discrete tax benefit of $0.8 million and $3.1 million, respectively, related to the adoption of Accounting Standard Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the second quarter of 2016. The income tax benefit was treated as a discrete item when determining the annual estimated effective tax rate. See Note 2, New Accounting Pronouncements for further detail.
The effective tax rates for the three and six months ended 2015 differs from the federal statutory rate principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities and material discrete tax benefits related to the impact of changes in estimates of tax reserves related to uncertainties in income taxes as a result of the favorable conclusion of recent federal and state examinations.

Liquidity and Capital Resources

During the first six months of 2016, our cash, cash equivalents and investment securities increased by $23.2 million from $377.4 million at December 31, 2015 to $400.6 million at June 30, 2016.

Cash Flows from Operating Activities

Our cash provided by operations for the six months ended June 30, 2016 was $41.8 million. Net income plus adjustments for non-cash net expenses contributed $51.0 million to cash provided by operations, and cash used by changes in operating assets and liabilities was $9.2 million. The changes in operating assets and liabilities included a $6.0 million decrease in accrued liabilities, a $5.5 million increase in inventories, a $3.8 million increase in prepaid expenses and other assets, and a $2.5 million increase in accounts receivable, partially offset by $4.8 million in net changes to income taxes and deferred income taxes and a $3.8 million increase in accounts payable. The decrease in accrued liabilities was primarily due to the pay-out of fiscal year 2015 accrued bonuses in February of 2016, the payment of accrued restructuring charges related to the closure of our Slovakian manufacturing facility and the payment of acquisition-related accruals from our 2015 EXC acquisition. The increase in inventories was primarily due to building finished good safety stock, to support better customer deliveries, raw materials related to our Slovakia plant closure, and related transfer to our Mexico plant, and inventory associated with the acquired SwabCap product-line. The increase in prepaid expenses and other assets was primarily due to amounts owed by employees for the exercise of their stock options partially offset by a decrease in prepaid insurance due to amortization. The increase in accounts receivable was due to an increase in revenue. The net changes in income taxes was a result of the timing of payments for cash tax purposes, which includes true-ups for 2015 overpayment and 2016 estimated taxes. The increase in accounts payable was a result of timing.

Our cash provided by operations for the six months ended June 30, 2015 was $29.2 million, which includes a retrospective adjustment to include $3.4 million in excess tax benefits as an operating item due to the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the second quarter of 2016, see Note 2 for more details. Net income plus adjustments for non-cash net expenses contributed $39.5 million to cash provided by operations, which was partially offset by a $10.3 million decrease in cash provided by operating assets and liabilities, retrospectively, adjusted for the impact of the aforementioned ASU. The $5.5 million increase in accounts receivable was the largest change in operating assets and liabilities. The increase in accounts receivable is primarily due to higher revenue in the second quarter of 2015 compared to the fourth quarter of 2014.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Investing Cash Flows:
Purchases of property and equipment	$(9,112)	$(5,005)	$(4,107)	(1)
Proceeds from sale of assets	1	34	(33)
Business acquisitions, net of cash acquired	(2,606)	—	(2,606)	(2)
Intangible asset additions	(513)	(440)	(73)
Purchases of investment securities	(18,106)	(17,092)	(1,014)
Proceeds from sale of investment securities	31,765	49,555	(17,790)	(3)
Net cash provided by investing activities	$1,429	$27,052	$(25,623)
______________________________
(1) Our purchases of property and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.

(2)
Our business acquisitions will vary from period to period based upon our current growth strategy and our ability to execute on desirable target companies. During the second quarter of 2016 we acquired Tangent for $2.6 million in cash.

(3) Net proceeds from the sale of our investment securities decreased during the six months of 2016, as compared to the comparable prior year period, due to certain corporate bonds that had larger investment balances and maturity dates within the first six months ended June 30, 2015.

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

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$7,796	$5,797	$1,999	(1)
Proceeds from employee stock purchase plan	1,197	1,041	156
Purchase of treasury stock	(16,911)	(1,435)	(15,476)	(2)
Net cash (used in) provided by financing activities	$(7,918)	$5,403	$(13,321)
______________________________
(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the six months ended June 30, 2016, we purchased 174,885 shares of our common stock under our share purchase plan on the open market for $15.3 million. Additionally, our employees surrendered 17,661 shares of our common stock from vested restricted stock awards as consideration for approximately $1.6 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of June 30, 2016, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of $7.2 million available for future purchases. This plan has no expiration date. We may purchase additional shares in future quarters and expect we would use our cash and investments to fund the share purchases.

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

As of June 30, 2016, we had $20.6 million of cash and cash equivalents held in local currency by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes for a portion of any repatriated funds. However, we expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

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

Contractual Obligations

As of June 30, 2016, there were no material changes to our contractual obligations from the amounts reported in our 2015 Form 10-K, except with respect to our purchase obligations as follows (in thousands):

Contractual Obligations	2016
Purchase obligations	$5,104
$5,104

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

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products, acquisition and integration of businesses and product lines, including SwabCap (EXC) and Tangent; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the U. S.; planned new orders for machinery and equipment; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel and plans to sell our Slovakia manufacturing facility; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•
new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; the impact of the Pfizer acquisition of Hospira; future sales to and revenue from Pfizer and the importance of Pfizer to our growth; effect of the current relationship with Pfizer and the settlement with Hospira, including its effect on future revenue and our positioning with respect to new product introductions and market share; growth of our products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome and impact of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; plans to convert existing space; capital expenditures; our planned reinvestment of cash and cash equivalents held by our foreign subsidiaries; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Financial Market Risk

We had a portfolio of government bonds, corporate bonds, U.S. Treasury securities, commercial paper and certificates of deposit of $27.7 million as of June 30, 2016.  The securities are all “investment grade”, comprised of $8.1 million of pre-refunded municipal securities, $15.4 million of corporate bonds, $3.0 million of U.S. Treasury securities, $0.7 million of commercial paper and $0.5 million of certificates of deposit.  The pre-refunded municipal securities are fully escrowed by U.S. government Treasury bills with low market risk.

Our future earnings are subject to potential increase or decrease because of changes in short-term interest rates. Generally, each one-percentage point change in the discount rate will cause our overall yield to change by two-thirds to three-quarters of a percentage point, depending upon the relative mix of our portfolio and market conditions specific to the securities in which we invest.  Two-thirds to three-quarters of a percentage point change in our earnings on investment securities would create a change of approximately $0.3 million to investment income based on the investment securities balance at June 30, 2016.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, short-term investments, accounts receivable and accounts payable. In our European operations, our net Euro asset position at June 30, 2016 was approximately €17.8 million. We also have approximately €79.6 million in Euro denominated cash and investment accounts held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash and investments, accounts receivable, accounts payable and accrued liabilities from the June 30, 2016 spot rate would impact our consolidated amounts on these balance sheet items by approximately $10.8 million, or 2.7% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following is a summary of our stock repurchasing activity during the second quarter of 2016:

Period	Shares purchased(1)	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program
04/01/2016 — 04/30/2016	—	$—	—	$7,169,000
05/01/2016 — 05/31/2016	—	$—	—	$7,169,000
06/01/2016 — 06/30/2016	133	$106.94	—	$7,169,000
Second quarter of 2016 total	133	$106.94	—	$7,169,000
____________________________

(1)
Represents shares of our common stock that were surrendered to us in June 2016 by employees to satisfy minimum statutory income tax withholding obligations in connection with the vesting of their restricted stock units.

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

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	August 9, 2016
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