Form 10-Q
period 2017-03-31
ICU MEDICAL INC/DE
filed 2017-05-12
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2017
Common	19,799,799
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,862	$445,082
Accounts receivable, net of allowance for doubtful accounts of $1,096 at March 31, 2017 and $1,073 at December 31, 2016	137,699	56,161
Inventories	445,684	49,264
Prepaid income taxes	12,196	11,235
Prepaid expenses and other current assets	86,594	7,355
Assets held-for-sale	2,508	—
TOTAL CURRENT ASSETS	886,543	569,097

PROPERTY AND EQUIPMENT, net	377,756	85,696
GOODWILL	6,583	5,577
INTANGIBLE ASSETS, net	159,135	22,383
DEFERRED INCOME TAXES	11,196	21,935
OTHER ASSETS	31,823	—
TOTAL ASSETS	$1,473,036	$704,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,427	$14,641
Accrued liabilities	121,638	25,896
Income tax liability	1,614	—
TOTAL CURRENT LIABILITIES	160,679	40,537

CONTINGENT EARN-OUT LIABILITY	19,000	—
LONG-TERM OBLIGATIONS	75,000	—
OTHER LONG-TERM LIABILITIES	68,832	1,107
DEFERRED INCOME TAXES	6,214	1,370
INCOME TAX LIABILITY	1,519	1,519
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued and Outstanding, 19,798 shares at March 31, 2017 and 16,338 shares at December 31, 2016	1,980	1,633
Additional paid-in capital	586,212	162,828
Treasury stock, at cost	—	(14)
Retained earnings	572,843	516,980
Accumulated other comprehensive loss	(19,243)	(21,272)
TOTAL STOCKHOLDERS' EQUITY	1,141,792	660,155
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,473,036	$704,688
______________________________________________________
(1) December 31, 2016 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2017	2016
REVENUE:
Net sales	$231,788	$89,849
Other	15,951	6
TOTAL REVENUE	247,739	89,855
COST OF GOODS SOLD	158,794	40,622
GROSS PROFIT	88,945	49,233
OPERATING EXPENSES:
Selling, general and administrative	64,886	21,975
Research and development	11,641	3,313
Restructuring and strategic transaction	29,401	—
TOTAL OPERATING EXPENSES	105,928	25,288
(LOSS) INCOME FROM OPERATIONS	(16,983)	23,945
BARGAIN PURCHASE GAIN	63,237	—
OTHER (EXPENSE) INCOME	(406)	147
INCOME BEFORE INCOME TAXES	45,848	24,092
BENEFIT (PROVISION) FOR INCOME TAXES	10,015	(5,932)
NET INCOME	$55,863	$18,160
NET INCOME PER SHARE
Basic	$3.03	$1.13
Diluted	$2.86	$1.08
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	18,439	16,042
Diluted	19,549	16,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended March 31,
	2017	2016
NET INCOME	$55,863	$18,160
Other comprehensive income, net of tax of $48 and $1,159 for the three months ended March 31, 2017 and 2016, respectively.
Foreign currency translation adjustment	2,029	4,099
TOTAL COMPREHENSIVE INCOME	$57,892	$22,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,863	$18,160
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,594	4,801
Provision for doubtful accounts	13	—
Provision for warranty and returns	1,286	39
Stock compensation	4,006	3,808
Loss (gain) on disposal of property and equipment	18	(1)
Bond premium amortization	—	528
Bargain purchase gain	(63,237)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(82,266)	2,552
Inventories	22,233	(4,866)
Prepaid expenses and other assets	(66,573)	(3,474)
Accounts payable	11,456	(1,383)
Accrued liabilities	39,907	(8,014)
Income taxes, including excess tax benefits and deferred income taxes	(10,909)	5,145
Net cash (used in) provided by operating activities	(76,609)	17,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,396)	(3,963)
Proceeds from sale of asset	—	1
Business acquisitions, net of cash acquired	(157,097)	—
Intangible asset additions	(410)	(219)
Purchases of investment securities	—	(7,061)
Proceeds from sale of investment securities	—	11,802
Net cash (used in) provided by investing activities	(173,903)	560
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,992	5,421
Proceeds from employee stock purchase plan	1,326	1,197
Purchase of treasury stock	(3,718)	(16,897)
Net cash provided by (used in) financing activities	6,600	(10,279)
Effect of exchange rate changes on cash	692	3,630
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(243,220)	11,206
CASH AND CASH EQUIVALENTS, beginning of period	445,082	336,164
CASH AND CASH EQUIVALENTS, end of period	$201,862	$347,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Three months ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$437	$522

Detail of acquisitions:
Fair value of assets acquired	881,732	$—
Cash paid for acquisitions, net of cash acquired	(157,097)	—
Non-cash seller note	(75,000)	—
Estimated working capital adjustment	7,512	—
Contingent consideration	(19,000)	—
Issuance of common stock	(413,139)	—
Bargain purchase gain	(63,237)	—
Goodwill	1,015	—
Liabilities assumed	$162,786	$—

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., ("ICU") a Delaware corporation, filed with the SEC for the year ended December 31, 2016.

We are engaged in the development, manufacturing and sale of innovative medical devices used in infusion therapy, and critical care markets.  We sell the majority of our products through our direct sales force and through independent distributors throughout the U. S. and internationally.  Additionally, we sell our products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements.  All intercompany balances and transactions have been eliminated.

During the second quarter of 2016, we adopted Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update required excess tax benefits or deficiencies to be recognized in income tax expense instead of recorded to additional paid in capital. Also, the assumed proceeds from applying the treasury stock method when computing earnings per share no longer includes the amount of excess tax benefits or deficiencies. The update also required that the excess tax benefits or deficiencies be classified as an operating cash flow line item instead of a financing cash flow line item in our condensed consolidated statement of cash flows. The requirements of the update were to be reflected as of the beginning of the fiscal year regardless in which interim period actually adopted, accordingly certain line-items in our condensed consolidated financial statements for the three months ended March 31, 2016 have been adjusted from previously reported amounts. Provision for income taxes and net income were adjusted by $2.3 million; weighted average common and common equivalent shares outstanding was adjusted by 314,000 shares; basic earnings per share was adjusted to $1.13 from $0.99; and diluted earnings per share was adjusted to $1.08 from $0.96. In addition, we adjusted net cash provided by operating and financing cash flows by $2.5 million.

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the FASB issued No. ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement of inventory within the scope of the ASU (e.g. FIFO or average cost) from lower of cost or market to lower of cost and net realizable value ("NRV"). NRV is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Prior to the ASU, U.S. generally accepted accounting principles required an entity to measure inventory at the lower of cost or market. Market is measured using replacement cost unless it is above NRV (commonly referred to as “ceiling”) or below NRV less an approximately normal profit margin (commonly referred to as “floor”). For inventory within its scope, the ASU eliminates the notions of replacement cost and NRV less a normal profit margin, which is intended to simplify the accounting for inventory.
The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2016. We adopted this ASU on January 1, 2017. This ASU did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In January 2017, the FASB issued No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update remove the second step of the impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The amendments in ASU 2017-04 are effective for the annual or interim impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

goodwill impairment tests performed on testing dates after January 1, 2017. This ASU is not expected to have a material impact on our condensed consolidated financial statements or related foot note disclosures.

In January 2017, the FASB issued No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set (integrated set of assets and activities) is not a business.  If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The amendments in ASU 2017-01 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments in this Update should be applied prospectively on or after the effective date. This ASU is not expected to have a material impact on our condensed consolidated financial statements or related foot note disclosures.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU 2014-09.  On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Early adoption is permitted beginning after December 31, 2016, the original effective date in ASU 2014-09. Subsequent to the issuance of this ASU, the FASB issued three amendments: ASU No. 2016-08 which clarifies principal versus agent considerations; ASU 2016-10 which clarifies guidance related to identifying performance obligations and licensing implementation; and ASU 2016-12 which provides narrow-scope improvements and practical expedients. All of the amendments have the same effective dates mentioned above. We previously disclosed that we did not anticipate a material impact on our consolidated financial statements from adoption of any of the above. We will reassess these ASUs with consideration to their impact on Hospira Infusion Systems ("HIS"). We expect to adopt the full retrospective transition method when adopting this ASU.

Note 3: Acquisitions and Strategic Transaction Expenses

Acquisitions

On February 1, 2017, we acquired 100% interest in Fannin (UK) Limited ("Fannin") for total consideration of approximately $1.5 million. Fannin provides infusion therapy consumable products to the healthcare sector in the United Kingdom and Ireland.

On February 3, 2017, we acquired 100% interest in Pfizer Inc.’s (“Pfizer”) HIS business for total cash consideration of approximately $260.0 million (net of estimated working capital adjustments paid at closing), which was financed with existing cash balances and a $75 million three-year interest-only seller note. We also issued 3.2 million shares of our common stock. The fair value of the common shares issued to Pfizer was determined based on the closing price of our common shares on the issuance date, discounted to reflect a contractual lock-up period whereby Pfizer cannot transfer the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement or (ii) eighteen months from the closing date. Additionally, Pfizer also may be entitled up to an additional $225 million in cash contingent consideration based on the achievement of performance targets for the combined company for the three years ending December 31, 2019 ("Earnout Period"). In the event that the sum of our Adjusted EBITDA as defined in the Amended and Restated Stock and Asset Purchase Agreement between us and Pfizer (the “HIS Purchase Agreement”) for the three years in the Earnout Period (the "Cumulative Adjusted EBITDA") is equal to or exceeds approximately $1 billion ("the "Earnout Target"), then Pfizer will be entitled to receive the full amount of the earnout. In the event that the Cumulative Adjusted EBITDA is equal to or greater than 85% of the Earnout Target (but less than the Earnout Target), Pfizer will be entitled to receive the corresponding percentage of the earnout. In the event that the Cumulative Adjusted EBITDA is less than 85% of the Earnout Target, then no earnout amount will be earned by Pfizer. The fair value of the contingent consideration was determined using a Monte Carlo simulation model. The model includes several assumptions including the probability of achieving the Cumulative Adjusted EBITDA, market price of risk and asset volatility of comparable companies. We believe that the acquisition of the HIS business, which includes IV pumps, solutions and consumable devices complements our pre-existing business by creating a company that has a complete infusion therapy product portfolio. We believe that the acquisition significantly enhances our global footprint and platform for continued competitiveness and growth.

With the acquisition of HIS, pre-existing long-term supply and distribution contracts between ICU and HIS were effectively terminated.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Closings

In the HIS Purchase Agreement, we agreed with Pfizer to defer the local closing of the HIS business in certain foreign jurisdictions (the “Deferred Closing Businesses”) for periods ranging by jurisdiction from 3 to 12 months after the February 3, 2017 closing date (the "Deferred Closing Period"). The net assets in these jurisdictions represent an immaterial portion of the total HIS business net assets.

At the February 3, 2017 HIS business transaction closing, we entered into a Net Economic Benefit Agreement with Pfizer under which we agreed that (i) during the Deferred Closing Period, the economic benefits and burdens of the Deferred Closing Businesses are for our account, and we are to be treated as the beneficial owner of the Deferred Closing Businesses and (ii) Pfizer would continue to operate the Deferred Closing Businesses under our direction.

Preliminary Purchase Price

The following table summarizes the preliminary purchase price, subject to working capital adjustments, and the preliminary allocation of the purchase price related to the assets and liabilities purchased (in thousands):

Estimated cash consideration for acquired assets	$177,527
Fair value of Seller Note	75,000
Preliminary fair value of contingent consideration payable to Pfizer (long-term)	19,000

Issuance of ICU Medical, Inc. common shares:
Number of shares issued to Pfizer	3,200
Price per share (ICU's trading closing share price on the Closing Date)	$140.75
Fair value of ICU shares issued to Pfizer	$450,400
Less: Preliminary discount due to lack of marketability of 8.3%	(37,261)
Equity portion of purchase price	413,139
Total estimated consideration to be paid	$684,666

Preliminary Purchase Price Allocation:
Cash and cash equivalents	$29,475
Trade receivables	362
Inventories	417,317
Prepaid expenses and other assets	4,766
Property and equipment	288,486
Intangible assets(1)	139,000
Other assets	31,283
Accounts payable	(12,381)
Accrued liabilities	(54,794)
Long-term liabilities(2)	(68,510)
Total identifiable net assets acquired	$775,004
Deferred tax liability	(27,101)
Estimated Gain on Bargain Purchase	(63,237)
Estimated Purchase Consideration	$684,666
______________________________

(1) Preliminary identifiable intangible assets includes $56 million of customer relationships, $44 million of developed technology - pumps and dedicated sets, $34 million of developed technology - consumables, and $5 million of in-process research and development ("IPR&D"). The weighted amortization period for the total identifiable assets is approximately nine years, for customer relationships the weighted amortization period is eight years, for the developed technology - pumps and

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dedicated sets the weighted amortization period is ten years and for the developed technology - consumables the weighted amortization period is twelve years. The IPR&D has an indefinite life until the associated research and development efforts are complete.

(2) Preliminary long-term liabilities primarily consisted of contract liabilities, product liabilities and long-term employee benefits.

The fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration to be paid resulting in a bargain purchase gain. Before recognizing a gain on a bargain purchase, we reassessed the methods used in the purchase accounting and verified that we had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered.  We also reevaluated the fair value of the contingent consideration transferred to determine that it was appropriate.  We determined that the bargain purchase gain was primarily attributable to potential future restructuring made necessary due to the current level of sales demand which did not qualify to be recorded as a liability in the application of acquisition accounting. Restructuring costs, if incurred, would be expensed in future periods. The bargain purchase gain is separately stated below income from operations in the accompanying condensed consolidated statements of income for the three months ended March 31, 2017.

The above purchase price and purchase price allocation are preliminary and subject to future revision as the acquired assets and liabilities assumed are dependent upon the finalization of the related valuations.

The identifiable intangible assets and other long-lived assets acquired have been valued as Level 3 assets at fair market value. The estimated fair value of identifiable intangible assets were developed using the income approach and are based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; royalty rates; customer retention rates; and estimated useful lives. Fixed assets were valued with the consideration of remaining economic lives. The raw materials inventory was valued at historical cost and adjusted for any obsolescence, the work in process was valued at estimated sales proceeds less costs to complete and costs to sell, and finished goods inventory was valued at estimated sales proceeds less costs to sell. The prepaid expenses and other current assets and assumed liabilities were recorded at their carrying values as of the date of the acquisition, as their carrying values approximated their fair values due to their short-term nature.

We did not disclose the proforma revenue and earnings information required by ASC 805, Business Combinations as preparation of the information was not practicable. The HIS business is a carve-out of Pfizer's business and the standalone data for the prior year reporting period was not available.

Strategic Transaction Expenses

We incurred and expensed $21.1 million in transaction costs during the three months ended March 31, 2017. The transaction costs were primarily related to our acquisition of the HIS business.

Note 4: Other Revenue

As part of the HIS business acquisition, the closing of certain foreign jurisdictions were deferred, as such, we entered into a Net Economic Benefit agreement with Pfizer (see Note 3: Acquisitions and Strategic Transaction Expenses). Our other revenue includes $11.2 million related to these net economic benefit entities.

Note 5: Restructuring Charges

During the three months ended March 31, 2017, we incurred restructuring charges related to the acquisition of the HIS business (see Note 3: Acquisitions and Strategic Transaction Expenses). The restructuring charges were incurred as a result of integrating the acquired operations into our business and include severance costs related to involuntary employee terminations and facility exit costs related to the closure of the Dominican Republic manufacturing facilities acquired from Pfizer. We expect to complete these restructuring activities by the end of 2017. We estimate that we will incur additional charges in regard to these restructuring activities in the range of $2.7 million to $3.2 million.

During the year ended December 31, 2015, we incurred restructuring charges related to an agreement with Dr. Lopez, a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out Dr. Lopez's right to employment under his then-existing employment agreement. The buy-out, including payroll taxes, is paid in equal monthly installments until December 2020.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the details of changes in our restructuring-related accrual for the period ending March 31, 2017 (in thousands):

	Accrued Balance December 31, 2016	Charges Incurred	Payments	Other Adjustments	Accrued Balance March 31, 2017
Severance pay and benefits	$53	$6,211	$(2,470)	$(17)	$3,777
Employment agreement buyout	1,477	—	(93)	—	1,384
Facility closure expenses	—	2,103	(2,103)	—	—
	$1,530	$8,314	$(4,666)	$(17)	$5,161

Note 6:     Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were 6,239 anti-dilutive securities for the three months ended March 31, 2017 and no anti-dilutive securities for the three months ended March 31, 2016, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Net income(1)	$55,863	$18,160
Weighted-average number of common shares outstanding (for basic calculation)	18,439	16,042
Dilutive securities(1)	1,110	828
Weighted-average common and common equivalent shares outstanding (for diluted calculation)(1)	19,549	16,870
EPS — basic	$3.03	$1.13
EPS — diluted	$2.86	$1.08
 ______________________________
(1) Net income, dilutive securities and weighted average common and common equivalent shares outstanding for the three months ended March 31, 2016 were adjusted from previously reported amounts due to the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the second quarter of 2016 (see Note 1: Basis of Presentation).

Note 7:    Fair Value Measurement

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•
Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

In accordance with ASC 805, business combination accounting guidance, contingent consideration, such as earn-outs, are recorded as a liability at the acquisition date fair value and any subsequent changes in fair value are recognized in earnings for each reporting period. Pfizer may be entitled up to $225 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 are achieved. The initial estimated fair value of the earn-out was determined to be $19 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model includes several assumptions including the probability of achieving the targeted adjusted EBITDA, market price of risk and asset volatility of comparable companies. At each reporting date subsequent to the acquisition we will remeasure the earn-out and recognize any changes in value. If the probability of achieving the performance target is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our financial statements in the period recognized.

Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The assets related to our Dominican Republic manufacturing facilities are classified as assets held-for-sale. These assets are separately stated in our condensed consolidated balance sheet. The fair value of these assets was determined as part of the HIS business valuation and was based on estimated sales price less costs to sell.

There were no transfers between Levels during the three months ended March 31, 2017.

Our liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at March 31, 2017 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Liabilities:
Earn-out liability	$19,000	$—	$—	$19,000
Total Liabilities	$19,000	$—	$—	$19,000

Our assets measured at fair value on a nonrecurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at March 31, 2017 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Assets held-for-sale	$2,508	$—	$—	2,508
Total Assets	$2,508	$—	$—	$2,508

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Third-party receivables due from Pfizer	$50,964	$—
Prepaid and other expenses - HIS business acquisition related	19,237	—
Prepaid expenses - other	6,311	2,948
Prepaid insurance and property taxes	3,617	1,649
VAT/GST receivable	2,738	1,018
Other	3,727	1,740
	$86,594	$7,355

Note 9: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw material	$91,405	$28,435
Work in process	71,949	4,415
Finished goods	282,330	16,414
Total inventories	$445,684	$49,264

During the quarter ended March 31, 2017, inventories increased significantly due to the acquisition of the HIS business. All acquired inventory was recorded at fair value on February 3, 2017 in accordance with ASC 805, Business Combination guidance (see Note 3: Acquisitions and Strategic Transaction Expenses).

During the quarter ended March 31, 2017, we adopted ASU 2015-11, accordingly inventories are stated at lower of cost or net realizable value (see Note 2: New Accounting Pronouncements).

Note 10:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Machinery and equipment	$216,304	$96,536
Land, building and building improvements	201,517	63,524
Molds	49,440	39,014
Computer equipment and software	38,503	26,458
Furniture and fixtures	3,748	3,243
Construction in progress	33,885	15,180
Total property and equipment, cost	543,397	243,955
Accumulated depreciation	(165,641)	(158,259)
Property and equipment, net	$377,756	$85,696

During the quarter ended March 31, 2017, property and equipment increased significantly due to the acquisition of the HIS business (see Note 3: Acquisitions and Strategic Transaction Expenses).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill for 2017 (in thousands):

Total
Balance as of December 31, 2016	$5,577
Goodwill acquired	1,015
Other	—
Currency translation	(9)
Balance as of March 31, 2017	$6,583

The acquired goodwill relates to our February 1, 2017 acquisition of Fannin (see Note 3: Acquisitions and Strategic Transaction Expenses).

Intangible Assets, Net

During the quarter ended March 31, 2017, intangible assets increased significantly due to the acquisition of the HIS business (see Note 3: Acquisitions and Strategic Transaction Expenses).

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted Average	March 31, 2017
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$14,910	$9,589	$5,321
Customer contracts	9	5,995	4,607	1,388
Non-contractual customer relationships	9	63,080	2,125	60,955
Trademarks	4	425	425	—
Trade name	15	7,310	731	6,579
Developed technology	11	81,797	1,905	79,892
Total definite-lived intangible assets		$173,517	$19,382	$154,135

Indefinite-lived IPR&D		5,000	—	5,000

Total intangible assets		$178,517	$19,382	$159,135

	Weighted Average	December 31, 2016
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$14,423	$9,326	$5,097
MCDA contract *	10	8,571	8,571	—
Customer contracts	9	5,319	4,512	807
Non-contractual customer relationships	15	7,080	590	6,490
Trademarks	4	425	425	—
Trade name	15	7,310	609	6,701
Developed technology	10	3,797	509	3,288
Total		$46,925	$24,542	$22,383

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

*MCDA contract:  Manufacturing, Commercialization and Development Agreement with Hospira, Inc., dated May 1, 2005 (the "MCDA”). The MCDA was terminated in connection with the acquisition of the HIS business on February 3, 2017.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three months ended March 31, 2017 and 2016, intangible asset amortization expense was $3.4 million and $0.7 million, respectively.

As of March 31, 2017 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2017	$13,894
2018	16,834
2019	16,421
2020	16,282
2021	16,200
Thereafter	74,504
Total	$154,135

Note 12:     Accrued Liabilities and Other Long-term Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Salaries and benefits	$57,580	$5,702
Warranties and returns	12,332	—
Third-party inventory	7,437	—
Outside commissions	7,969	1,141
Restructuring accrual	4,150	423
Incentive compensation	5,297	7,912
Deferred revenue	4,372	—
Legal accrual	3,202	4,177
Sales taxes	2,120	1,472
Acquisition-related accrual	1,400	2,750
Other	15,779	2,319
	$121,638	$25,896

Other long-term liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Contract liabilities	$60,792	$—
Benefits	4,401	1,107
Product liability	3,122	—
Other	517	—
	$68,832	$1,107

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of (22)% and 25% for the three months ended March 31, 2017 and 2016, respectively. Those rates differ from that computed at the federal statutory rate of 35%.

The effective tax rate for the three months ended March 31, 2017 differs from the federal statutory rate of 35% principally because of the effect the mix of U.S. and foreign incomes, state income taxes, tax credits, impact of the gain on bargain purchase, and included material discrete tax benefits related to the adoption of ASU 2016-09.
The effective tax rate during the three months ended March 31, 2017 included a material tax benefit of $8.3 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The income tax benefit was treated as a discrete item when determining the annual estimated effective tax rate.
The effective tax rate for the three months ended March 31, 2016 was adjusted from the rate reported in our March 31, 2016 quarterly report on Form 10-Q due to the adoption of ASU 2016-09 in the second quarter of 2016 (see Note 1: Basis of Presentation), which requires adjustments to be reflected as of the beginning of a fiscal year. The adjusted effective tax rate includes first quarter excess tax benefits on stock option exercises of $2.3 million recognized as an income tax benefit, which resulted in the difference in the effective tax rate as compared to the federal statutory rate.
Note 14:     Long-Term Obligations

3-Year Interest-Only Senior Note

On February 3, 2017, we partially funded the acquisition of the HIS business from Pfizer with a $75 million Seller Note issued by Pfizer (the "Senior Note") contemporaneous with the acquisition. The Senior Note will mature on February 3, 2020.

Long-term obligations consisted of the following at March 31, 2017 (in thousands):

March 31, 2017
Senior Note matures in 2020, variable interest rate	$75,000
Less: current portion of long-term obligations	—
Long-term obligations, net	$75,000

Principal payments

As of March 31, 2017, aggregate future principal payments for long-term obligations (including any current portion of long-term debt) were as follows (in thousands):

Years Ending
2017	$—
2018	—
2019	—
2020	75,000
Thereafter	—
Total	$75,000

The Senior Note is not subject to any required principal payments prior to the maturity date. We may, at our option, upon notice prepay without penalty at any time all, or from time to time any part of, this senior note at 100% of the principal amount, plus accrued but unpaid interest through the repayment date.

Interest rate

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest on the Senior Note is variable and will accrue at the London Interbank Offered Rate plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter. Interest is to be paid every three months following the February 3, 2017 effective date of the Senior Note.

Guarantors

Our obligations under the Senior Note are unconditionally guaranteed by each of our existing and subsequently acquired or formed wholly-owned domestic subsidiaries, subject to certain exclusions.

Debt Covenants

The Senior Note has restrictions, beginning on the effective date and thereafter, pertaining to limitations on debt, liens, loans, advances, acquisitions, other investments, dividends, redemptions, repurchases of equity interests, fundamental changes in the line of business, dispositions, transactions with affiliates, dividend and payment restrictions affecting subsidiaries, changes in line of business and accounting changes or change in fiscal year.

Note 15: Stockholder's Equity

Common Stock

On February 3, 2017, we acquired the HIS business from Pfizer and as partial consideration, we issued 3.2 million unregistered shares of our common stock to Pfizer. The fair value of the common stock was determined based on the closing price of our common shares on the issuance date, discounted to reflect a contractual lock-up period, whereby Pfizer is prohibited from the transfer of the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement (see Note 17: Collaborative and Other Arrangements) or (ii) eighteen months.

Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date. During the three months ended March 31, 2017, we did not purchase any shares of our common stock under the stock purchase plan. As of March 31, 2017, the remaining authorized amount under this purchase plan is approximately $7.2 million. We are currently limited on share purchases in accordance with the terms and conditions of our Senior Note with Pfizer, see (Note 13: Long-Term Obligations in our accompanying condensed consolidated financial statements).

For the three months ended March 31, 2017, we withheld 25,745 shares of our common stock from employee vested restricted stock units in consideration for $3.7 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Note 16: Commitments and Contingencies

Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that the defendants’ conduct restricts output and artificially fixes, raises, maintains and/or stabilizes the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On February 3, 2017, we completed the acquisition of the HIS business from Pfizer. This litigation is the subject of a claim for indemnification against us by Pfizer and a cross-claim for indemnification against Pfizer by us under the HIS Purchase Agreement.

In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira, Inc. requesting that the company provide information regarding certain business practices in the intravenous solutions part of the HIS business.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Separately, in April 2017, we received a grand jury subpoena issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoena calls for production of documents related to the manufacturing, selling, pricing and shortages of intravenous solutions, including saline, as well as communications among market participants regarding these issues. The Department of Justice investigation is the subject of cross-claims for indemnification by both us and Pfizer under the HIS Purchase Agreement. We will coordinate with Pfizer to produce records to the New York Attorney General and the Department of Justice.

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

Contingencies

We have a contractual earn-out arrangement in connection with our acquisition of the HIS business, whereby Pfizer may be entitled up to an additional $225 million in cash upon achievement of performance targets for the company for the three years ending December 31, 2019, see (Note 3: Acquisitions and Strategic Transaction Expenses). The amount to be paid cannot be determined until the earn-out period has expired.

Commitments

As part of the HIS business acquisition, we assumed a number of non-cancellable operating office and industrial leases. Rental expense under operating lease agreements was $1.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

We also entered into the Senior Note with Pfizer to partially fund the HIS business acquisition (see Note 14: Long-Term Obligations).

The following table summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of March 31, 2017 (in thousands):

	Payments Due By Period
	Total	Remainder of 2017	2018	2019	2020	2021
Long-term debt obligations	$75,000	$—	$—	$—	$75,000	$—
Interest payments on long-term debt obligations	9,015	2,287	3,205	3,223	300	—
Operating lease obligations	26,547	6,375	8,133	5,515	3,312	3,212
Purchase obligations(1)	103,716	11,259	4,477	14,005	34,757	39,218
Total contractual obligations	$214,278	$19,921	$15,815	$22,743	$113,369	$42,430
___________________________________
(1) Purchase obligations includes agreements to purchase goods that are enforceable and legally binding. These amounts are not accrued as of March 31, 2017. We are committed to make potential future milestone payments to third parties under distribution agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17:     Collaborative and Other Arrangements

On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSA's"), (i) whereby Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) whereby we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSA's provide each party with mutually beneficial interests and both of the MSA's are to be jointly managed by both Pfizer and ICU. The initial supply price, which will be annually updated, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products.

On February 3, 2017, as part of the HIS business acquisition, we entered into an agreement with Pfizer, whereby Pfizer will provide certain transitional services to us for finance, business technology, regulatory, human resources, global operations, procurement, quality and global commercial operation services ("Enabling Function Services"). We pay a monthly service fee for each service provided, and share equally with Pfizer in certain set-up costs and, as applicable, service exit costs. Our share of the set-up costs and service exit costs, in the aggregate, are not to exceed $22.0 million. The service fees are subject to a fee cap of (i) $62.5 million during the initial twelve month period and (ii) $31.3 million during the subsequent six month period. Only the Enabling Function Services are subject to the fee cap, any services provided after expiration of the agreement or services that are not Enabling Function Services may result in service fees outside the fee cap. The service fees are intended to reasonably approximate Pfizer’s cost of providing the Enabling Function Services. We may terminate, in whole only, any particular service and the fee cap would be reduced proportionate to the services terminated. Partial reduction in the provision of any specific service may be made but only with the prior written consent of Pfizer.

On February 3, 2017, as part of the HIS business acquisition, we also entered into a reverse transitional services agreement, where we will provide to Pfizer certain transitional services ranging in term from three to eighteen months. Services include support for real estate, research and development, infrastructure, logistics, quality, site operations, safety, commercial and finance, and regulatory support services.

Note 18:     Subsequent Events

On May 1, 2017, we agreed to enter into a settlement agreement with one of our distributors, which will result in a settlement payment of $1.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes in this Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K.

When used in this report, the terms “we,” “us,” and “our” refer to ICU Medical, Inc ("ICU") and its subsidiaries included in our condensed consolidated financial statements unless context requires otherwise.

Overview

Our Business After the Hospira Infusion Systems Acquisition

On February 3, 2017, we completed the acquisition of Pfizer Inc.'s ("Pfizer") Hospira Infusion Systems ("HIS") business. See "Acquisitions" below for additional detail regarding the acquisition. HIS was a leading global provider of intravenous ("IV") infusion therapy products to hospitals and alternate site providers, such as clinics, home health care providers and long-term care facilities. Our acquisition of the HIS business was strategic and provides us with an increase in scale and product portfolio that we believe will result in a stronger competitive position within the industry. We believe the HIS business acquisition was the natural evolution for us based on a long-term successful and productive partnership with HIS for over 20 years.

Following the HIS business acquisition, we are one of the world's leading pure-play infusion therapy companies with global operations and a wide-ranging product portfolio that includes IV solutions, IV smart pumps with pain management and safety software technology, dedicated and non-dedicated IV sets and needlefree connectors designed to help meet clinical, safety and workflow goals. In addition, we manufacture automated pharmacy IV compounding systems with workflow technology, closed systems transfer devices for preparing and administering hazardous IV drugs, and cardiac monitoring systems for critically ill patients.

The following information is additional to and not a substitute for the Business section under Part 1, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016 and should be read in conjunction with that filing.

Manufacturing Changes

With the acquisition of the HIS business, we now operate an infusion pump and dedicated set manufacturing plant in La Aurora de Heredia, Costa Rica, which manufactures key products that include large volume pumps ("LVP"), patient-controlled analgesia ("PCA") pumps (among others, the Plum™ and LifeCare PCA™), and consumable infusion products. The Sapphire™ family of pumps are manufactured by Q Core Medical, Ltd. We also operate manufacturing facilities in San Cristobal, Dominican Republic, which has key products that include consumable infusion sets and other IV accessories. We are in the process of closing the Dominican Republic facilities and transferring assets and production to Costa Rica and to our plant in Ensenada, Mexico.

We manufacture infusion therapy solutions products in Austin, Texas.

In addition, we have four main regional device service centers in San Jose, California; Sligo, Ireland; San Laurent, Quebec, Canada; and Botany, Australia.

On February 3, 2017, as part of our HIS business acquisition, we also entered into two Manufacturing and Supply Agreements ("MSAs") under which, (i) Pfizer manufactures and supplies us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) whereby we manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, with a one-time two-year option to extend. The initial supply price will be annually updated and is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products.

Distribution Changes

The U.S. distribution of solutions, IV sets and accessories is supported by a network of three owned distribution centers acquired in the HIS business acquisition, which include King of Prussia, Pennsylvania; Los Angeles, California; and Dallas, Texas. We also acquired a number of public warehouses.

We also acquired as part of the HIS business a private fleet of tractors and trailers operated by contracted drivers that provide both over the road and local route needs.

Internationally, we manage our operations through the Netherlands, which utilizes international regional hubs and we also manage operations through independent distributors.

Government Regulation Changes

The acquisition of our solutions product-line and the entry into new global markets subjects us to additional government regulation across multiple jurisdictions.

Drug Regulation in the U.S.

In the United States, IV solutions are considered pharmaceutical products and subject to extensive pre- and post-market regulations by the Food and Drug Administration ("FDA"), including the research, development, testing, manufacturing, approval, labeling, storage, record keeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of drugs to assure the safety and effectiveness of medical products for their intended use.

The pre-market approval process is a time-intensive multi-phased process. When successfully completed an application may be submitted to the FDA that includes detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things. This application process may be subject to substantial fees.

FDA approval is typically required before any new drug can be marketed. A New Drug Application ("NDA"), or an Abbreviated New Drug Application ("ANDA"), is typically required to be submitted to the FDA to obtain approval of pharmaceutical products.

Before approval, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA may inspect one or more clinical trial sites to assure compliance with good clinical practice, or GCP, requirements.
 Even after a drug or device has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. After the FDA permits a drug to enter commercial distribution, numerous regulatory requirements continue to apply. The production, distribution, and post market activities are subject to the FDA current Good Manufacturing Practices ("cGMP") requirements. FDA will typically conduct inspections of the manufacturing facilities.

Device Regulations in various markets.
In the United States, unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("FDC Act") also referred to as a 510(k) clearance, or approval from the FDA of a pre-market approval ("PMA") application. Both the 510(k) clearance and PMA processes can be expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.
FDA device regulations include device design, production, distribution and post market activities. To market the devices in Canada, Australia, the European Union, and other regions, devices typically are subject to the product registrations, licenses and certification requirements.
Device facilities are typically inspected by the FDA and other international regulatory agencies and notified bodies.
Competition Changes

With the acquisition of the HIS business we have entered into the infusion pump and solutions market. The market for infusion therapy products in general is intensely competitive. The competitive environment for IV smart pumps is no different with market share measured based on installed base. We will be able to leverage the HIS business' existing installed base; however we face strong competitors in the U.S. including Becton Dickinson ("BD"), Baxter International, Inc. ("Baxter") and B. Braun Medical, Inc. ("B. Braun"). Internationally, we face equally strong competitors in the pump market including Fresenius Kabi a division of Fresenius Group ("Fresenius"), B. Braun Melsungen AG ("B. Braun AG") and Smiths Medical. These competitors benefit from a wider breadth and depth of their product offerings and greater financial, research and development and marketing resources than we have. The smart pump market in recent years has been troubled with security concerns, and product recalls. We believe our ability to effectively compete in this market will be determined by our ability to build our brand strength using the development of technological advancements aimed at increasing the quality, reliability and safety of our pumps while at the same time focusing on manufacturing efficiency and cost-effectiveness, which are operationally challenging with evolving product lines.

The solutions market is also competitive, although we believe it is more difficult for new competitors to enter because it is a highly regulated business requiring expertise and stable manufacturing capabilities. Our competitors include Baxter, B. Braun and Fresenius. Demand for IV solutions is typically high and raw materials required to produce IV solutions are readily available. Our ability to compete will depend on our ability to maximize production, develop innovations in our product line, focus on cost-effectiveness and our ability to maintain the appropriate quality infrastructure.

We believe the breadth of the HIS business product portfolio has increased our competitiveness as we can now provide a one-stop shop for customers and offer more flexible competitive pricing using contract bundling. We believe the infusion pump will also enable us to pull through a larger volume of higher margin consumables, such as IV sets, accessories and solutions. In addition, we are now a vertically integrated supplier, which allows us greater access to a unified distribution channel.

Patent Changes

As part of the HIS business acquisition, we acquired rights, title and interest to a substantial number of patents and patent applications and related provisionals, divisionals, continuations, continuations-in-part, reissues, reexaminations, extensions, and substitutions of any of the foregoing (“Patent Rights”), that were primarily used or held for use by Pfizer in the HIS business. There is however, no single patent or group of patents that we acquired that we believe is material in relation to our business as a whole.

Employee Changes

The HIS business acquisition had a significant impact on our number of employees. At March 31, 2017, we employed approximately 7,900 people across our global operations, with approximately 2,700 employed in the United States.

Market Segments

We have restructured our market segments to integrate the HIS business product portfolio and have presented our financial results in accordance with the following four market segments with our primary products listed:

Infusion Systems

Infusion Pump Hardware - Our current pump platform includes four infusion pumps:

▪	Plum 360™: The Plum 360™ infusion pump is a ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability.

▪	LifeCare PCA™: The LifeCare PCA™ infusion pump is a ICU Medical MedNet™ ready patient-controlled analgesia pump.

▪	SapphirePlus™: The SapphirePlus™ infusion pump is a ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability.

▪	SapphirePlus™: The Sapphire™ infusion pump is a compact infusion system used in ambulatory and hospital settings. The Sapphire™ infusion pump comes in multi-therapy and epidural-only configurations.

We offer the ICU Medical MedNet™ safety software system, which is designed for hospitals to customize intravenous drug dosage limits and track drug delivery to help prevent medication errors.

Infusion Consumables

Includes dedicated and gravity administration sets, extension sets, needlefree connectors, and accessories, etc.

Infusion Therapy

•Needlefree connector products
◦MicroClave® and MicroClave Clear
◦Neutron®
◦NanoClave®
◦Clave®
◦SwabCap®
•Custom infusion sets
•Tego® needlefree hemodialysis connector

Oncology and accessories

•ChemoLock® CSTD and components
•ChemoClave® CSTD and components
•Diana™ hazardous drug compounding system

IV Solutions

•	Sterile Solutions - IV solutions, normal saline, Ringers etc., used to replenish fluids and electrolytes by IV infusion.

•	Irrigation Solutions - Used externally on open wounds to hydrate the wound, remove deep debris, assist with visual examination, to prevent infection and improve healing.

•
Nutritionals - Solutions that feed vitamins, minerals and other natural therapeutic substances directly into the blood stream. We are committed to helping our customers deliver more comprehensive patient-care therapies, delivering an extensive source of nutrients for patients who cannot consume a normal diet.

Critical Care

•	Hemodynamic Monitoring Systems

•	Cogent® 2-in-1 Hemodynamic Monitoring System

•	LiDCO LX1TM Noninvasive Hemodynamic Monitoring System

•	CardioFlo® Hemodynamic Monitoring Sensor

•	TriOx® PICC Minimally Invasive Venous Oximetry Sensor

•	SafeSet® Closed Blood Sampling and Conservation System

•	Transpac® Consumable Blood Pressure Transducers

•	Other Critical Care Products and Accessories

Our primary customers are acute care hospitals, wholesalers, ambulatory clinics and alternate site facilities, such as clinics, home health care providers and long-term care facilities.

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended March 31,
	2017		2016
	$	% of Revenue	$	% of Revenue
Domestic	$185.2	75%	$61.7	69%
International	62.5	25%	28.2	31%
Total Revenue	$247.7	100%	$89.9	100%

The following table sets forth, for the periods indicated, total revenue by market segment as a percentage of total revenue:

	Three months ended March 31,
Product line	2017	2016
Infusion Systems	19%	—%
Infusion Consumables	31%	85%
IV Solutions	39%	—%
Critical Care	5%	15%
Other	6%	—%
	100%	100%

We manage our product distribution in the U.S. through a network of three owned distribution facilities, as well as, through direct channels, which include independent distributors and the end users of our products, and as original equipment manufacturer suppliers. Most of our independent distributors handle the full line of our products. Internationally, we manage our operations through the Netherlands, which utilizes international regional hubs and we also manage our operations through independent distributors.

A substantial amount of our products are sold to group purchasing organization ("GPO") member hospitals. We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships to secure long-term contracts with large healthcare providers and major buying organizations.  As a result of this marketing and distribution strategy we derive most of our revenue from a relatively small number of distributors and manufacturers.  Although we believe that we are not dependent on any single distributor for distribution of our products, the loss of a strategic relationship with a customer or a decline in demand for manufacturing customers' products could have a material adverse effect on our operating results.

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

Acquisitions

On February 1, 2017, we acquired 100% interest in Fannin (UK) Limited ("Fannin") for total consideration of approximately $1.5 million. Fannin provides infusion therapy consumable products to the healthcare sector in the United Kingdom and Ireland.

On February 3, 2017, we acquired 100% interest in Pfizer Inc.’s (“Pfizer”) HIS business for total consideration of approximately $260.0 million in cash (net of estimated working capital adjustments paid at closing) and the issuance of 3.2 million shares of our common stock. We partially funded the cash portion of the consideration paid with a $75 million three-year interest-only seller note. The fair value of the common shares issued to Pfizer was determined based on the closing price of our common shares on the issuance date, discounted to reflect a contractual lock-up period whereby Pfizer cannot transfer the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement or (ii) eighteen months.

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three months ended March 31, 2017 and 2016, respectively, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2017	2016
Total revenue	100%	100%
Gross margin	36%	55%
Selling, general and administrative expenses	26%	24%
Research and development expenses	5%	4%
Restructuring and strategic transaction	12%	—%
Total operating expenses	43%	28%
Income from operations	(7)%	27%
Bargain purchase gain	26%	—%
Other income, net	—%	—%
Income before income taxes	19%	27%
(Benefit) Provision for income taxes(1)	(4)%	7%
Net income(1)	23%	20%
______________________________
(1) In the second quarter of 2016, we adopted Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update requires excess tax benefits or deficiencies to be recognized in income tax expense instead of to additional paid in capital, as such, provision for income taxes as a percentage of revenue and net income as a percentage of revenue for the three months ended March 31, 2016 have been adjusted from previously reported percentages (see Note 1: Basis of Presentation in our accompanying condensed, consolidated financial statements for additional information).

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended March 31,
	2017	2016	$ Change	% Change
Infusion Systems	$46.7	$—	$46.7	100.0%

The Infusion Systems revenue is a result of the acquisition of the HIS business. The revenue represents approximately two months of revenue from the point of closing of the transaction to the end of the quarter.

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended March 31,
	2017	2016	$ Change	% Change
Infusion Consumables	$75.7	$76.7	$(1.0)	(1.3)%

The Infusion Consumables revenue included our acquired revenue from the HIS business and includes approximately two months of revenue from the point of closing of the transaction to the end of the quarter. Additionally, the Infusion Consumables market segment includes our legacy Infusion Therapy and Oncology businesses. The decrease in infusion consumables sales is mainly due to the timing of the recognition of HIS sales, which pre-close were recognized upon sale to HIS and are now recognized as sold to end customers post-close.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended March 31,
	2017	2016	$ Change	% Change
IV Solutions	$97.4	$—	$97.4	100.0%

The IV Solutions revenue is a result of the acquisition of the HIS business and also includes contract manufacturing to Pfizer at cost. The revenue represents approximately two months of revenue from the point of closing of the transaction to the end of the quarter.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended March 31,
	2017	2016	$ Change	% Change
Critical Care	$12.4	$13.0	$(0.6)	(4.6)%

Critical care revenue was essentially flat as compared to the same period in the prior year.

Other Revenue

As part of the HIS business acquisition, the closing of certain foreign jurisdictions were deferred, as such, we entered into a Net Economic Benefit agreement with Pfizer (see Note 3: Acquisitions and Strategic Transaction Expenses in our accompanying condensed consolidated financial statements for additional information). Our other revenue includes $11.2 million related to these net economic benefit entities.

The following table summarizes our total Other Revenue (in millions):

	Three months ended March 31,
	2017	2016	$ Change	% Change
Other Revenue	$15.5	$—	$15.5	100.0%

Gross Margins

For the three months ended March 31, 2017 and 2016, gross margins were 36% and 55%, respectively. The decrease in gross margin for the three months ended March 31, 2017, as compared to the same period in the prior year is due to the integration of HIS, which has historically lower gross margins than our legacy business.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended March 31,
	2017	2016	$ Change	% Change
SG&A	$64.9	$22.0	$42.9	195.0%

SG&A expenses increased for the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to the impact of the HIS acquisition. Salaries and benefits increased $18.5 million, accounting and consulting fees increased $14.6 million, depreciation expense increased $2.9 million, incentive compensation increased $1.3 million, commissions and dealer fees increased $1.3 million and rent and related expenses increased $1.1 million. Salaries and benefits increased from the increase in headcount due to the HIS acquisition. Accounting and information technology fees increased due to the expenses incurred under the transition services agreement with Pfizer. Incentive compensation increased as a result of an increase in the number of employees assumed in the acquisition of HIS, as well as new employees hired to support the company post-acquisition. Commissions and dealer fees increased due to the increase in revenue. Rent and related expenses increased primarily due to operating leases assumed in the HIS acquisition.

Research and Development (“R&D”) Expenses

	Three months ended March 31,
	2017	2016	$ Change	% Change
R&D	$11.6	$3.3	$8.3	251.5%

R&D expenses increased for the three months ended March 31, 2017, as compared to the same period in the prior year due to the acquisition of HIS.

Restructuring and Strategic Transaction Expenses

Restructuring and strategic transaction expenses were $29.4 million for the three months ended March 31, 2017.

Restructuring charges

Restructuring charges were $8.3 million for the three months ended March 31, 2017. These charges were related to (i) severance costs from the reduction in our workforce needed to eliminate duplicative positions created as a result of the HIS acquisition and (ii) we are also in the process of closing our Dominican Republic manufacturing facilities and have incurred expenses associated with the closure and transfer of assets and production to our Costa Rica and Mexico manufacturing facilities. We expect to pay unpaid restructuring charges as of March 31, 2017, by the end of the end of 2017.

Strategic transaction expenses

Strategic transaction expenses were $21.1 million for the three months ended March 31, 2017, primarily related to our acquisition of the HIS business. There were no strategic transaction expenses for the three months ended March 31, 2016.

Bargain Purchase Gain

During the first quarter of 2017, we recognized a preliminary bargain purchase gain of $63.2 million in connection with the HIS acquisition. The bargain purchase gain represented the excess of the estimated fair market value of the identifiable tangible and intangible assets acquired and liabilities assumed, net of deferred tax liabilities over the total purchase consideration. The final bargain purchase gain is subject to adjustment upon the finalization of the valuations of acquired assets and liabilities associated with the HIS acquisition.

Other (Expense) Income

Other (expense) income was $(0.4) million and $0.1 million for the three months ended March 31, 2017, and 2016, respectively. The expense during the first quarter of 2017, was the result of the $75 million seller note from Pfizer as part of the HIS business acquisition. This three-year interest only seller note bears interest at based on the London Interbank Offered Rate ("LIBOR") plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter.

Income Taxes

Income taxes were accrued at an estimated effective tax rate of (22)% and 25% for the three months ended March 31, 2017, and 2016, respectively.

The effective tax rate for the three months ended March 31, 2017 differs from the federal statutory rate of 35% principally because of the effect of the mix of foreign and state incomes, state taxes, tax credits, impact of the gain on bargain purchase, and included material discrete tax benefits related to the adoption of ASU 2016-09.

The effective tax rate during the three months ended March 31, 2017 included a material tax benefit of $8.3 million related to the excess tax benefits recognized on stock option exercises and vesting of restricted stock units during the period. The income tax benefit was treated as a discrete item when determining the annual estimated effective tax rate.
The effective tax rate for the three months ended March 31, 2016 was adjusted from the rate reported in our March 31, 2016 quarterly report on Form 10-Q due to the adoption of Accounting Standard Update ("ASU") 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the second quarter of 2016 (see Note 1: Basis of Presentation in our accompanying condensed consolidated financial statements). The ASU requires adjustments to be reflected as of the beginning of the fiscal year of adoption. The adjusted effective tax rate includes $2.3 million in excess tax benefits on stock option exercises recognized as an income tax benefit, which resulted in the difference in the effective tax rate as compared to the federal statutory rate as the income tax benefit was treated as a discrete item.

Liquidity and Capital Resources

During the first three months of 2017, our cash and cash equivalents decreased by $243.2 million from $445.1 million at December 31, 2016 to $201.9 million at March 31, 2017.

Cash Flows from Operating Activities

Our cash used by operations for the three months ended March 31, 2017 was $76.6 million. Net income plus adjustments for non-cash net expenses contributed $9.5 million to cash provided by operations, and cash used by changes in operating assets and liabilities was $86.2 million. The changes in operating assets and liabilities included a $66.6 million increase in prepaid expenses and other assets, an $82.3 million increase in accounts receivable and $10.9 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $39.9 million increase in accrued liabilities, a $22.2 million decrease in inventories and a $11.5 million increase in accounts payable. The increase in prepaid expenses and other assets was primarily due to amounts paid for transitional service arrangement fees, working capital adjustments and other HIS-related amounts. The increase in accounts receivable is due to the increase in revenue. The net changes in income taxes was a result of the timing of payments. The increase in accrued liabilities was primarily a result of increased salary and benefits due to a larger workforce. The decrease in inventory was due to a planned inventory reduction of our acquired inventory to manage working capital needs. The increase in accounts payable was due to the increase in expenses related to the post-acquisition operations.

Our cash provided by operations for the three months ended March 31, 2016 was $17.3 million, which includes a retrospective adjustment to include $2.5 million in excess tax benefits as an operating item due to the implementation of ASU 2016-09 during the second quarter of 2016 (see Note 1: Basis of Presentation in our accompanying condensed, consolidated financial statements for additional information). Net income plus adjustments for non-cash net expenses contributed $27.3 million to cash provided by operations, which was partially offset by a $10.0 million decrease in cash provided by operating assets and liabilities, retrospectively adjusted for the impact of the aforementioned ASU. The changes in operating assets and liabilities included a $8.0 million decrease in accrued liabilities, a $4.9 million increase in inventories, a $3.5 million increase in prepaid expenses and other assets, and a $1.4 million decrease in accounts payable, partially offset by $5.1 million in net changes to income taxes and deferred income taxes and a $2.6 million decrease in accounts receivable. The decrease in accrued liabilities was primarily due to the pay-out of fiscal year 2015 accrued bonuses in February of 2016. The increase in inventories was primarily due to building finished good safety stock, to support better customer deliveries, raw materials related to our Slovakia plant closure, and related transfer to our Mexico plant, and inventory associated with the acquired SwabCap product-line. The increase in prepaid expenses and other assets was primarily due to amounts owed by employees for the exercise of their stock options, the decrease in accounts payable was a result of timing, the net changes in income taxes was a result of the timing of payments for cash tax purposes, which includes true-ups for 2015 overpayment and 2016 estimated taxes and the decrease in accounts receivable was due to increased collections on past due accounts.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2017	2016	Change
Investing Cash Flows:
Purchases of property and equipment	$(16,396)	$(3,963)	$(12,433)	(1)
Proceeds from sale of assets	—	1	(1)
Business acquisitions, net of cash acquired	(157,097)	—	(157,097)	(2)
Intangible asset additions	(410)	(219)	(191)
Purchases of investment securities	—	(7,061)	7,061	(3)
Proceeds from sale of investment securities	—	11,802	(11,802)	(4)
Net cash (used in) provided by investing activities	$(173,903)	$560	$(174,463)
______________________________
(1) Our purchases of property and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities. The purchases for the three months ended March 31, 2107 primarily related to HIS entities.

(2)
Our business acquisitions will vary from period to period based upon our current growth strategy and our ability to execute on desirable target companies. On February 3, 2017, we acquired HIS for $275 million in cash consideration, financed with existing cash balances and a three-year interest-only seller note of $75 million and we delivered 3.2 million shares of our common stock to Pfizer.

(3)
Our purchases of investment securities will vary from period to period based on current cash needs, planning for known future transactions and due to changes in our investment strategy. In December 2016, we liquidated all of our investment securities to use the proceeds to fund the acquisition of HIS. We have not purchased any investment securities during 2017.

(4) In December 2016, we liquidated all of our investment securities.

While we can provide no assurances, we estimate that our capital expenditures in 2017 related to our legacy business, not including HIS, will approximate $18 million to $20 million. In January 2017, we completed an expansion of our Mexico manufacturing plant. We anticipate making additional investments in molds, machinery and equipment in our manufacturing operations in the United States and Mexico to support new and existing products and in IT to benefit world-wide operations. On a consolidated basis after our IT systems are fully integrated we expect our annual capital expenditures will be in the range of $50 million to $60 million. We expect to use our cash to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2017	2016	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$8,992	$5,421	$3,571	(1)
Proceeds from employee stock purchase plan	1,326	1,197	129
Purchase of treasury stock	(3,718)	(16,897)	13,179	(2)
Net cash provided by (used in) financing activities	$6,600	$(10,279)	$16,879
______________________________

(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the three months ended March 31, 2017, our employees surrendered 25,745 shares of our common stock from vested restricted stock awards as consideration for approximately $3.7 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of March 31, 2017, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of $7.2 million available for future purchases. This plan has no expiration date. We are currently limited on share purchases in accordance with the terms and conditions of our senior note with Pfizer (see Note 14: Long-Term Obligations in our accompanying condensed consolidated financial statements).

After our acquisition of the HIS business, we continue to maintain a substantial cash position. Cash generated includes stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, and fund capital expenditures and to take advantage of acquisition opportunities that may arise.

As of March 31, 2017, we had $24.9 million of cash and cash equivalents held in local currency by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes for a portion of any repatriated funds. However, we expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

We believe that our existing cash and cash equivalents along with funds expected to be generated from future operations will provide us with sufficient funds to finance our current operations for the next twelve months.  In the event that we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all.

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

Contractual Obligations

Our contractual obligations increased significantly due to the acquisition of HIS. The following table summarizes our contractual obligations, excluding open orders for purchases that support normal operations, as of March 31, 2017 (in thousands):

	Payments Due By Period
	Total	Remainder of 2017	2018	2019	2020	2021
Long-term debt obligations	$75,000	$—	$—	$—	$75,000	$—
Interest payments on long-term debt obligations	9,015	2,287	3,205	3,223	300
Operating lease obligations	26,547	6,375	8,133	5,515	3,312	3,212
Purchase obligations(1)	103,716	11,259	4,477	14,005	34,757	39,218
Total contractual obligations	$214,278	$19,921	$15,815	$22,743	$113,369	$42,430
___________________________________
(1) Purchase obligations includes agreements to purchase goods that are enforceable and legally binding. These amounts are not accrued as of March 31, 2017. It does not include milestone payments where payments may be refundable unless regulatory approval is obtained.

Description of Indebtedness

Senior Note

We entered into a senior note with Pfizer on February 3, 2017 to partially finance the HIS business acquisition and pay interest on that note based on the LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter.

At March 31, 2017, we had $75.0 million in principal outstanding under the senior note. The senior note is a three-year interest-only note and matures on February 3, 2020.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2016, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Other than the addition of the business combination critical accounting policy below we have not changed our policies from those previously disclosed in our Annual Report.

Business Combinations

The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2016, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other reports filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

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

Interest Rate Risk

We entered into a senior note with Pfizer on February 3, 2017 to partially fund the HIS business acquisition and pay interest on that note based on LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter. We are exposed to interest rate risk from changes in interest rates. We use a sensitivity analyses to measure our interest rate risk exposure.

If the LIBOR rate increases or decreases 1% from March 31, 2017, the additional annual interest expense or savings would amount to $0.8 million.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, accounts receivable and accounts payable and accrued liabilities. In our European operations, our net Euro asset position at March 31, 2017 was approximately €45.2 million. We also have approximately €8.0 million in Euro denominated cash held by our corporate entity. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the March 31, 2017 spot rate would impact our consolidated amounts on these balance sheet items by approximately $5.7 million, or 3.1% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our foreign currency exposures.

Sales from the U.S. to foreign distributors are denominated in U.S. dollars, Euros, South African Rand and Australian dollars. We have manufacturing, sales and distribution facilities in several countries and we conduct business transactions denominated in various foreign currencies, although principally the Euro and Mexican Peso. A 10% change in the conversion of the Mexican Peso to the U.S. dollar from the average exchange rate we experienced in 2017 and our manufacturing spending from 2017 would have impacted 2017 cost of goods sold by approximately $0.6 million. To date, the change in the conversion of the Euro to the U.S. dollar has not had a material impact to our operating earnings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

On February 3, 2017, we completed our acquisition of HIS. As the acquisition occurred in the first quarter of 2017, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include HIS. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of the acquisition.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as mentioned above.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer, Inc. subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that the defendants’ conduct restricts output and artificially fixes, raises, maintains and/or stabilizes the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On February 3, 2017, we completed the acquisition of the HIS business from Pfizer. This litigation is the subject of a claim for indemnification against us by Pfizer and a cross-claim for indemnification against Pfizer by us under the HIS stock and asset purchase agreement (“SAPA”).

In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira, Inc. requesting that the company provide information regarding certain business practices in the intravenous solutions part of the HIS business. Separately, in April 2017, we received a grand jury subpoena issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoena calls for production of documents related to the manufacturing, selling, pricing and shortages of intravenous solutions, including saline, as well as communications among market participants regarding these issues. The Department of Justice investigation is the subject of cross-claims for indemnification by both us and Pfizer under the SAPA. We will coordinate with Pfizer to produce records to the New York Attorney General and the Department of Justice.

In addition to the legal matter described above, we are from time to time involved in various other legal proceedings, either as a defendant or plaintiff, most of which are routine litigation in the normal course of business. We believe that the resolution of the legal proceedings in which we are involved will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.

The HIS business acquisition has resulted in organizational change and significant growth to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

The HIS business has resulted in significant growth in our personnel and operations, adding approximately 5,000 employees to our headcount, bringing our total headcount as of March 31, 2017 to approximately 7,900 employees. In addition, the acquisition process and other events prior to our acquisition put a significant strain on certain HIS business customer relationships. We will continue to incur significant expenditures and the allocation of management time to assimilate the HIS business employees in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong customer relationships, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

There have been no other material changes in the risk factors other than those mentioned above from those previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 3, 2017 as part of the HIS business acquisition closing, we issued 3.2 million unregistered shares of our common stock to Pfizer.

The issuance of these shares to Pfizer in accordance with the terms and subject to the conditions set forth in a shareholders agreement was made in reliance on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder, as transactions not involving a public offering.

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the first quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
01/01/2017 — 01/31/2017	—	$—	—	$7,169,000
02/01/2017 — 02/28/2017	—	$—	—	$7,169,000
03/01/2017 — 03/31/2017	—	$—	—	$7,169,000
First quarter of 2017 total	—	$—	—	$7,169,000
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

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	May 12, 2017
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