Form 10-Q
period 2017-06-30
ICU MEDICAL INC/DE
filed 2017-08-09
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2017
Common	19,977,602
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$240,923	$445,082
Accounts receivable, net of allowance for doubtful accounts of $3,042 at June 30, 2017 and $1,073 at December 31, 2016	124,934	56,161
Inventories	401,312	49,264
Prepaid income taxes	13,398	11,235
Prepaid expenses and other current assets	121,358	7,355
Assets held-for-sale	2,508	—
TOTAL CURRENT ASSETS	904,433	569,097

PROPERTY AND EQUIPMENT, net	374,590	85,696
GOODWILL	6,652	5,577
INTANGIBLE ASSETS, net	160,346	22,383
DEFERRED INCOME TAXES	11,597	21,935
OTHER ASSETS	29,679	—
TOTAL ASSETS	$1,487,297	$704,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,443	$14,641
Accrued liabilities	146,317	25,896
Income tax liability	2,333	—
TOTAL CURRENT LIABILITIES	189,093	40,537

CONTINGENT EARN-OUT LIABILITY	25,000	—
LONG-TERM OBLIGATIONS	75,000	—
OTHER LONG-TERM LIABILITIES	70,939	1,107
DEFERRED INCOME TAXES	4,428	1,370
INCOME TAX LIABILITY	1,519	1,519
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued and Outstanding, 19,844 shares at June 30, 2017 and 16,338 shares at December 31, 2016	1,984	1,633
Additional paid-in capital	592,953	162,828
Treasury stock, at cost	(15)	(14)
Retained earnings	535,783	516,980
Accumulated other comprehensive loss	(9,387)	(21,272)
TOTAL STOCKHOLDERS' EQUITY	1,121,318	660,155
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,487,297	$704,688
______________________________________________________
(1) December 31, 2016 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Net sales	$331,218	$96,712	$578,461	$186,561
Other	296	9	792	15
TOTAL REVENUE	331,514	96,721	579,253	186,576
COST OF GOODS SOLD	243,452	46,589	402,246	87,211
GROSS PROFIT	88,062	50,132	177,007	99,365
OPERATING EXPENSES:
Selling, general and administrative	85,106	22,491	149,992	44,466
Research and development	12,967	3,338	24,608	6,651
Restructuring and strategic transaction	19,921	1,533	49,322	1,533
Change in fair value of earn-out	6,000	—	6,000	—
TOTAL OPERATING EXPENSES	123,994	27,362	229,922	52,650
(LOSS) INCOME FROM OPERATIONS	(35,932)	22,770	(52,915)	46,715
BARGAIN PURCHASE GAIN	—	1,110	63,237	1,110
INTEREST EXPENSE	(525)	(48)	(1,038)	(77)
OTHER (EXPENSE) INCOME	(2,720)	125	(2,613)	301
(LOSS) INCOME BEFORE INCOME TAXES	(39,177)	23,957	6,671	48,049
BENEFIT (PROVISION) FOR INCOME TAXES	2,117	(7,351)	12,132	(13,283)
NET (LOSS) INCOME	$(37,060)	$16,606	$18,803	$34,766
NET (LOSS) INCOME PER SHARE
Basic	$(1.87)	$1.03	$0.98	$2.16
Diluted	$(1.87)	$0.98	$0.93	$2.05
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,821	16,091	19,153	16,070
Diluted	19,821	17,000	20,312	16,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET (LOSS) INCOME	$(37,060)	$16,606	$18,803	$34,766
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of taxes of $(685) for each of the three and six months ended June 30, 2017	1,119	—	1,119	—
Foreign currency translation adjustment, net of taxes of $8 and $(746) for the three months ended June 30, 2017 and 2016, respectively, and $56 and $413 for the six months ended June 30, 2017 and 2016, respectively	8,888	(2,267)	10,914	1,832
Other adjustments, net of taxes of $0 for all periods	(151)	—	(148)	—
Other comprehensive income (loss), net of taxes	9,856	(2,267)	11,885	1,832
TOTAL COMPREHENSIVE (LOSS) INCOME	$(27,204)	$14,339	$30,688	$36,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,803	$34,766
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,906	9,648
Provision for doubtful accounts	1,925	—
Provision for warranty and returns	2,031	(125)
Stock compensation	8,805	7,674
Loss on disposal of property and equipment	3,010	31
Bond premium amortization	—	121
Bargain purchase gain	(63,237)	(1,110)
Change in fair value of earn-out	6,000	—
Other	1,804	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(70,606)	(2,527)
Inventories	66,870	(5,479)
Prepaid expenses and other assets	(95,254)	(3,784)
Accounts payable	8,785	3,752
Accrued liabilities	66,479	(5,985)
Income taxes, including excess tax benefits and deferred income taxes	(14,185)	4,793
Net cash (used in) provided by operating activities	(28,864)	41,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,199)	(9,112)
Proceeds from sale of asset	2	1
Business acquisitions, net of cash acquired	(157,097)	(2,606)
Intangible asset additions	(2,005)	(513)
Purchases of investment securities	—	(18,106)
Proceeds from sale of investment securities	—	31,765
Net cash (used in) provided by investing activities	(186,299)	1,429
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,944	7,796
Proceeds from employee stock purchase plan	1,326	1,197
Purchase of treasury stock	(3,739)	(16,911)
Net cash provided by (used in) financing activities	8,531	(7,918)
Effect of exchange rate changes on cash	2,473	1,445
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(204,159)	36,731
CASH AND CASH EQUIVALENTS, beginning of period	445,082	336,164
CASH AND CASH EQUIVALENTS, end of period	$240,923	$372,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Six months ended June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$6,024	$1,574

Detail of acquisitions:
Fair value of assets acquired	$881,732	$3,572
Cash paid for acquisitions, net of cash acquired	(157,097)	(2,606)
Non-cash seller note	(75,000)	—
Estimated working capital adjustment	7,512	—
Contingent consideration	(19,000)	—
Issuance of common stock	(413,139)	—
Bargain purchase gain	(63,237)	(1,110)
Goodwill	1,015	(218)
Liabilities assumed	$162,786	$(362)

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

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

Certain prior year amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported results of operations.

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement of inventory within the scope of the ASU (e.g. FIFO or average cost) from lower of cost or market to lower of cost and net realizable value ("NRV"). NRV is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Prior to the ASU, U.S. generally accepted accounting principles required an entity to measure inventory at the lower of cost or market. Market is measured using replacement cost unless it is above NRV (commonly referred to as “ceiling”) or below NRV less an approximately normal profit margin (commonly referred to as “floor”). For inventory within its scope, the ASU eliminates the notions of replacement cost and NRV less a normal profit margin, which is intended to simplify the accounting for inventory. The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2016. We adopted this ASU on January 1, 2017. This ASU did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the ASU, an entity will account for the effects of a modification unless (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (ii) the vesting conditions of the modified award are the same vesting conditions as the original award immediately before the original award is modified, and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective prospectively for annual periods, and interim periods within those annual periods, beginning December 15, 2017. This ASU is not expected to have a material impact on our condensed consolidated financial statements or related footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update remove the second step of the impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The amendments in ASU 2017-04 are effective for the

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annual or interim impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This ASU is not expected to have a material impact on our condensed consolidated financial statements or related footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set (integrated set of assets and activities) is not a business.  If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The amendments in ASU 2017-01 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments in this ASU should be applied prospectively on or after the effective date. This ASU is not expected to have a material impact on our condensed consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current generally accepted accounting principles prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until after the asset has been sold to an outside party. The amendments in ASU 2016-16 eliminates this prohibition, accordingly an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Amendments in this update are effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted in the first interim period of an annual reporting period. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides specific guidance on eight cash flow issues where current guidance is unclear or does not include any specifics on classification. The eight specific cash flow issues are: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with zero coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in ASU 2016-15 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. Amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends the FASB's guidance on the impairment of financial instruments by requiring timelier recording of credit losses on loans and other financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments in this update will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement,

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee). The amendments in this update will be effective for fiscal years beginning after December 15, 2017. Early adoption of the amendments is not permitted with the exception of the provision requiring the recognition in other comprehensive income the fair value change from instrument-specific credit risk measured using the fair value option for financial instruments. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU 2014-09.  On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Early adoption is permitted beginning after December 31, 2016, the original effective date in ASU 2014-09. Subsequent to the issuance of this ASU, the FASB issued three amendments: ASU No. 2016-08 which clarifies principal versus agent considerations; ASU 2016-10 which clarifies guidance related to identifying performance obligations and licensing implementation; and ASU 2016-12 which provides narrow-scope improvements and practical expedients. All of the amendments have the same effective dates mentioned above. We previously disclosed that we did not anticipate a material impact on our consolidated financial statements from adoption of any of the above. In light of the Hospira Infusion Systems ("HIS") acquisition we are reevaluating the impact of this ASU on our consolidated financial statements. We expect to have enhanced disclosures upon adoption of this ASU. We now expect to adopt the modified restrospective method when adopting this ASU.

Note 3: Acquisitions and Strategic Transaction Expenses

Acquisitions

On February 1, 2017, we acquired 100% interest in Fannin (UK) Limited ("Fannin") for total consideration of approximately $1.5 million. Fannin provides infusion therapy consumable products to the healthcare sector in the United Kingdom and Ireland.

On February 3, 2017, we acquired 100% interest in Pfizer Inc.’s (“Pfizer”) HIS business for total cash consideration of approximately $260.0 million (net of estimated working capital adjustments paid at closing), which was financed with existing cash balances and a $75 million three-year interest-only seller note. We also issued 3.2 million shares of our common stock. The fair value of the common shares issued to Pfizer was determined based on the closing price of our common shares on the issuance date, discounted to reflect a contractual lock-up period whereby Pfizer cannot transfer the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement or (ii) eighteen months from the closing date. Additionally, Pfizer also may be entitled up to an additional $225 million in cash contingent consideration based on the achievement of performance targets for the combined company for the three years ending December 31, 2019 ("Earnout Period"). In the event that the sum of our Adjusted EBITDA as defined in the Amended and Restated Stock and Asset Purchase Agreement between us and Pfizer (the “HIS Purchase Agreement”) for the three years in the Earnout Period (the "Cumulative Adjusted EBITDA") is equal to or exceeds approximately $1 billion ("the "Earnout Target"), then Pfizer will be entitled to receive the full amount of the earnout. In the event that the Cumulative Adjusted EBITDA is equal to or greater than 85% of the Earnout Target (but less than the Earnout Target), Pfizer will be entitled to receive the corresponding percentage of the earnout. In the event that the Cumulative Adjusted EBITDA is less than 85% of the Earnout Target, then no earnout amount will be earned by Pfizer. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. We believe that the acquisition of the HIS business, which includes IV pumps, solutions and consumable devices complements our pre-existing business by creating a company that has a complete infusion therapy product portfolio. We believe that the acquisition significantly enhances our global footprint and platform for continued competitiveness and growth.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
______________________________

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Preliminary identifiable intangible assets includes $56 million of customer relationships, $44 million of developed technology - pumps and dedicated sets, $34 million of developed technology - consumables, and $5 million of in-process research and development ("IPR&D"). The weighted amortization period for the total identifiable assets is approximately nine years, for customer relationships the weighted amortization period is eight years, for the developed technology - pumps and dedicated sets the weighted amortization period is ten years and for the developed technology - consumables the weighted amortization period is twelve years. The IPR&D has an indefinite life until the associated research and development efforts are complete.

(2) Preliminary long-term liabilities primarily consisted of contract liabilities, product liabilities and long-term employee benefits.

The fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration to be paid resulting in a bargain purchase gain. Before recognizing a gain on a bargain purchase, we reassessed the methods used in the purchase accounting and verified that we had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered.  We also reevaluated the fair value of the contingent consideration transferred to determine that it was appropriate.  We determined that the bargain purchase gain was primarily attributable to potential future restructuring made necessary due to the current level of sales demand which did not qualify to be recorded as a liability in the application of acquisition accounting. Restructuring costs, if incurred, would be expensed in future periods. The bargain purchase gain is separately stated below income from operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017.

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

Strategic Transaction and Integration Expenses

We incurred and expensed $12.4 million and $33.5 million in transaction and integration costs during the three and six months ended June 30, 2017, respectively primarily related to our acquisition of the HIS business. We incurred $1.1 million in transaction costs during the three and six months ended June 30, 2016 related to the 2015 acquisition of EXC Holding Corp. and to our 2016 acquisition of Tangent Medical Technologies, Inc.

Note 4: Restructuring Charges

During the six months ended June 30, 2017, we incurred restructuring charges related to the acquisition of the HIS business (see Note 3: Acquisitions and Strategic Transaction Expenses). The restructuring charges were incurred as a result of integrating the acquired operations into our business and include severance costs related to involuntary employee terminations and facility exit costs related to the closure of the Dominican Republic manufacturing facilities acquired from Pfizer. We expect to complete these restructuring activities by the end of 2017. All material charges in regard to these restructuring activities have been incurred as of June 30, 2017.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the details of changes in our restructuring-related accrual for the period ending June 30, 2017 (in thousands):

	Accrued Balance December 31, 2016	Charges Incurred	Payments	Other Adjustments	Accrued Balance June 30, 2017
Severance pay and benefits	$53	$11,807	$(7,313)	$(17)	$4,530
Employment agreement buyout	1,477	—	(183)	—	1,294
Facility closure expenses	—	4,019	(2,067)	(1,952)	—
	$1,530	$15,826	$(9,563)	$(1,969)	$5,824

Note 5:     Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were no and 61 anti-dilutive securities for the three and six months ended June 30, 2017, respectively. There were no and 4,300 anti-dilutive securities for the three and six months ended June 30, 2016, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(37,060)	$16,606	$18,803	$34,766
Weighted-average number of common shares outstanding (for basic calculation)	19,821	16,091	19,153	16,070
Dilutive securities	—	909	1,159	894
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	19,821	17,000	20,312	16,964
EPS — basic	$(1.87)	$1.03	$0.98	$2.16
EPS — diluted	$(1.87)	$0.98	$0.93	$2.05

Note 6:    Derivatives And Hedging Activities

Hedge Accounting and Hedging Program

During the second quarter of 2017, we implemented a cash flow hedging program. The purpose of our hedging program is to manage the foreign currency exchange rate risk on forecasted expenses denominated in currencies other than the functional currency of the operating unit. We do not issue derivatives for trading or speculative purposes.

In May 2017, we entered into a two-year cross-currency par forward contract to hedge a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instrument is recorded at fair value on the Condensed Consolidated Balance Sheets and is classified based on the instrument's maturity date. We record changes in the intrinsic value of the effective portion of the gain or loss on the derivative instrument as a component of Other Comprehensive (Loss) Income and we reclassify that gain or loss into earnings in the same line item

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Any gain or loss on the derivative instrument due to ineffectiveness of the hedge will be recognized in the Condensed Consolidated Statements of Operations during the current period. The total notional amount of our outstanding derivative as of June 30, 2017 was approximately 690.3 million MXN. The term of our currency forward contract is May 1, 2017 to May 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.01MXN/USD over the term of the two-year contract.

The following table presents the fair values of our derivative instrument included within the Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives
	Condensed Consolidated Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:	Prepaid expenses and other current assets	$941	$—
	Other assets	863	—
Total derivatives designated as cash flow hedging instruments		$1,804	$—

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$22	—	$22	—

We recognized the following gains on our foreign exchange contract designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2017	2016	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2017	2016
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$1,826	$—	Cost of goods sold	$22	$—
Total derivatives designated as cash flow hedging instruments	$1,826	$—		$22	$—

As of June 30, 2017, we expect approximately $1.0 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2017	2016
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$1,826	$—	Cost of goods sold	$22	$—
Total derivatives designated as cash flow hedging instruments	$1,826	$—		$22	$—

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

The fair value of our forward currency contract is estimated using observable market inputs such as known notional value amounts, spot and forward exchange rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

During the first quarter of 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer may be entitled up to $225 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 are achieved. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. At each reporting date subsequent to the acquisition we will remeasure the earn-out using the same methodology above and recognize any changes in value. If the probability of achieving the performance target significantly changes from what we initially anticipated, the change could have a significant impact on our financial statements in the period recognized. Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The following table provides a reconciliation of the Level 3 earn-out liability measured at estimated fair value based on an initial valuation and updated quarterly for the six months ended June 30, 2017 (in thousands):

Earn-out Liability
Accrued balance, December 31, 2016	$—
Acquisition date fair value estimate of earn-out	19,000
Change in fair value of earn-out (included in (loss) income from operations as a separate line item)	6,000
Accrued balance, June 30, 2017	$25,000

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liability as of the acquisition date and June 30, 2017. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

Simulation Input
Adjusted EBITDA Volatility	29.00%
WACC	10.00%
20-year risk free rate	2.82%
Market price of risk	6.93%
Cost of debt	4.16%

The fair value of our long-term debt is estimated using discounted cash flows based on our incremental borrowing rate based on the London Interbank Offered Rate ("LIBOR"), which is a Level 2 input.

The assets related to our Dominican Republic manufacturing facilities are classified as assets held-for-sale. These assets are separately stated in our condensed consolidated balance sheet. The fair value of these assets was determined as part of the HIS business valuation and was based on estimated sales price less costs to sell.

There were no transfers between Levels during the three and six months ended June 30, 2017.

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at June 30, 2017 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange forwards:
Prepaid expenses and other current assets	$941	$—	$941	$—
Other assets	863	$—	863	$—
Total Assets	$1,804	$—	$1,804	$—

Liabilities:
Earn-out liability	$25,000	$—	$—	25,000
Senior note	75,000	—	75,000	—
Total Liabilities	$100,000	$—	$75,000	$25,000

Our assets measured at fair value on a nonrecurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at June 30, 2017 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Assets held-for-sale	$2,508	$—	$—	2,508
Total Assets	$2,508	$—	$—	$2,508

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Third-party receivables due from Pfizer	$71,046	$—
Prepaid and other expenses - HIS business acquisition related	31,084	—
Prepaid expenses - other	6,996	2,948
Prepaid insurance and property taxes	3,727	1,649
VAT/GST receivable	2,712	1,018
Other	5,793	1,740
	$121,358	$7,355

Third-party receivables due from Pfizer relates to trade accounts receivable that has already been collected from customers by Pfizer on our behalf.

Note 9: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw material	$83,440	$28,435
Work in process	64,452	4,415
Finished goods	253,420	16,414
Total inventories	$401,312	$49,264

During the quarter ended March 31, 2017, we adopted ASU No. 2015-11, accordingly inventories are stated at lower of cost or net realizable value (see Note 2: New Accounting Pronouncements).

Note 10:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Machinery and equipment	$222,658	$96,536
Land, building and building improvements	202,634	63,524
Molds	51,214	39,014
Computer equipment and software	39,568	26,458
Furniture and fixtures	4,021	3,243
Construction in progress	36,861	15,180
Total property and equipment, cost	556,956	243,955
Accumulated depreciation	(182,366)	(158,259)
Property and equipment, net	$374,590	$85,696

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill for 2017 (in thousands):

Total
Balance as of December 31, 2016	$5,577
Goodwill acquired	1,015
Other	—
Currency translation	60
Balance as of June 30, 2017	$6,652

The acquired goodwill relates to our February 1, 2017 acquisition of Fannin (see Note 3: Acquisitions and Strategic Transaction Expenses).

Intangible Assets, Net

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted Average	June 30, 2017
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$15,316	$9,843	$5,473
Customer contracts	9	9,533	4,702	4,831
Non-contractual customer relationships	9	63,080	3,743	59,337
Trademarks	4	425	425	—
Trade name	15	7,310	853	6,457
Developed technology	11	81,797	3,738	78,059
Total definite-lived intangible assets		$177,461	$23,304	$154,157

Indefinite-lived IPR&D		6,189	—	6,189

Total intangible assets		$183,650	$23,304	$160,346

	Weighted Average	December 31, 2016
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$14,423	$9,326	$5,097
MCDA contract *	10	8,571	8,571	—
Customer contracts	9	5,319	4,512	807
Non-contractual customer relationships	15	7,080	590	6,490
Trademarks	4	425	425	—
Trade name	15	7,310	609	6,701
Developed technology	10	3,797	509	3,288
Total		$46,925	$24,542	$22,383

*MCDA contract:  Manufacturing, Commercialization and Development Agreement with Hospira, Inc., dated May 1, 2005 (the "MCDA”). The MCDA was terminated in connection with the acquisition of the HIS business on February 3, 2017.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three and six months ended June 30, 2017, intangible asset amortization expense was $3.9 million and $7.3 million, respectively, as compared to $0.7 million and $1.4 million during the three and six months ended June 30, 2016, respectively.

As of June 30, 2017 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2017	$8,640
2018	17,156
2019	16,743
2020	16,604
2021	16,521
Thereafter	78,493
Total	$154,157

Note 12:     Accrued Liabilities and Other Long-term Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Salaries and benefits	$54,674	$5,702
Incentive compensation	17,487	7,912
Accrued product field action	14,151	—
Third-party inventory	13,078	—
Sales taxes	5,369	1,472
Restructuring accrual	4,905	423
Accrued insurance	3,857	—
Deferred revenue	3,697	18
Accrued professional fees	2,816	—
Legal accrual	2,585	4,177
Accrued marketing	2,125	—
Outside commissions	1,763	1,141
Warranties and returns	1,245	—
Acquisition-related accrual	—	2,750
Other	18,565	2,301
	$146,317	$25,896

Other long-term liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Contract liabilities	$56,948	$—
Deferred revenue	5,678	—
Benefits	4,732	1,107
Product liability	3,122	—
Other	459	—
	$70,939	$1,107

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of (182)% and 28% for the six months ended June 30, 2017 and 2016, respectively. Those rates differ from that computed at the federal statutory rate of 35%.

The effective tax rate for the six months ended June 30, 2017 differs from the federal statutory rate of 35% principally because of the effect the mix of U.S. and foreign incomes, state income taxes, tax credits and the impact of the gain on bargain purchase. The effective tax rate during the six months ended June 30, 2017 also included a material tax benefit of $9.9 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The income tax benefit was treated as a discrete item when determining the annual estimated effective tax rate.
The effective tax rate for the six months ended June 30, 2016 differs from the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities. The effective tax rate during the six months ended June 30, 2016 also included a material tax benefit of $3.1 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The income tax benefit was treated as a discrete item when determining the annual estimated effective tax rate.
Note 14:     Long-Term Obligations

3-Year Interest-Only Senior Note

On February 3, 2017, we partially funded the acquisition of the HIS business from Pfizer with a $75 million Seller Note issued by Pfizer (the "Senior Note") contemporaneous with the acquisition. The Senior Note will mature on February 3, 2020.

Long-term obligations consisted of the following at June 30, 2017 (in thousands):

June 30, 2017
Senior Note matures in 2020, variable interest rate	$75,000
Less: current portion of long-term obligations	—
Long-term obligations, net	$75,000

Principal payments

As of June 30, 2017, aggregate future principal payments for long-term obligations (including any current portion of long-term debt) were as follows (in thousands):

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

Interest rate

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest on the Senior Note is variable and will accrue at LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter. Interest is to be paid every three months following the February 3, 2017 effective date of the Senior Note.

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

Note 15: Stockholders' Equity

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

Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date. During the three and six months ended June 30, 2017, we did not purchase any shares of our common stock under the stock purchase plan. As of June 30, 2017, the remaining authorized amount under this purchase plan is approximately $7.2 million. We are currently limited on share purchases in accordance with the terms and conditions of our Senior Note with Pfizer, (see Note 14: Long-Term Obligations).

For the six months ended June 30, 2017, we withheld 25,864 shares of our common stock from employee vested restricted stock units in consideration for $3.7 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Commitments

As part of the HIS business acquisition, we assumed a number of non-cancellable operating office and industrial leases. Rental expense under operating lease agreements was $1.8 million and $3.0 million for the three and six months ended June 30, 2017, respectively, as compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2016.

We also entered into the Senior Note with Pfizer to partially fund the HIS business acquisition (see Note 14: Long-Term Obligations).

The following table summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2017 (in thousands):

	Payments Due By Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$75,000	$—	$—	$—	$75,000	$—	$—
Interest payments on long-term debt obligations	8,181	1,515	3,176	3,193	297	—	—
Operating lease obligations	34,258	4,300	8,284	5,591	3,316	3,216	9,551
Purchase obligations(1)	101,854	9,397	4,477	14,005	34,757	39,218	—
Total contractual obligations	$219,293	$15,212	$15,937	$22,789	$113,370	$42,434	$9,551
___________________________________
(1) Purchase obligations includes agreements to purchase goods that are enforceable and legally binding. These amounts are not accrued as of June 30, 2017. We are committed to make potential future milestone payments to third parties under distribution agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Employee Changes

The HIS business acquisition had a significant impact on our number of employees. At June 30, 2017, we employed approximately 7,100 people across our global operations, with approximately 2,700 employed in the United States.

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

Infusion Consumables

Infusion Therapy

•
Clave® needlefree products, including the MicroClave, MicroClave Clear, and NanoClave brand of connectors, accessories, extension and administration sets used for the administration of IV fluids and medications. Custom infusion sets are a subset of the Clave product category, and designed to meet specialized infusion therapy practice in areas such as anesthesia and pediatrics.

•	Neutron® Catheter Patency Connector, used to help maintain patency of central venous catheters.

•	SwabCap® Disinfecting Cap, used to protect and disinfect any needlefree connector including, including competitive brands of connectors.

•	Custom infusion sets

•	Tego® Hemodialysis Connector

•	NovaCath® and SuperCath® Peripheral IV Catheters

Oncology Pharmacy Devices and Consumables

•	ChemoLock® Closed System Transfer Device (CSTD), is a Pharmacy preferred CSTD used for the preparation and administration of hazardous drugs.

•	ChemoClave® Closed System Transfer Device (CSTD), is an ISO standard and universally compatible CSTD used for the preparation and administration of hazardous drugs.

•	Diana™ hazardous drug compounding system, used for the preparation of hazardous drugs.

IV Solutions

•	Sterile Solutions - IV solutions, normal saline, Ringers etc., used to replenish fluids and electrolytes by IV infusion.

•	Irrigation Solutions - Used externally on open wounds to hydrate the wound, remove deep debris, assist with visual examination, to prevent infection and improve healing.

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

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$238.3	72%	$69.6	72%	$427.9	74%	$131.3	70%
International	93.2	28%	27.1	28%	151.4	26%	55.3	30%
Total Revenue	$331.5	100%	$96.7	100%	$579.3	100%	$186.6	100%

The following table sets forth, for the periods indicated, total revenue by market segment as a percentage of total revenue:

	Three months ended June 30,		Six Months Ended June 30,
Product line	2017	2016	2017	2016
Infusion Systems	22%	—%	21%	—%
Infusion Consumables	23%	86%	26%	86%
IV Solutions	41%	—%	40%	—%
Critical Care	4%	14%	4%	14%
Other	10%	—%	9%	—%
	100%	100%	100%	100%

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

On February 3, 2017, we acquired 100% interest in Pfizer's HIS business for total consideration of approximately $260.0 million in cash (net of estimated working capital adjustments paid at closing) and the issuance of 3.2 million shares of our common stock. We partially funded the cash portion of the consideration paid with a $75 million three-year interest-only seller note. The fair value of the common shares issued to Pfizer was determined based on the closing price of our common shares on the issuance date, discounted to reflect a contractual lock-up period whereby Pfizer cannot transfer the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement or (ii) eighteen months.

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three months ended June 30, 2017 and 2016, respectively, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue	100%	100%	100%	100%
Gross margin	27%	52%	31%	53%
Selling, general and administrative expenses	26%	23%	26%	24%
Research and development expenses	4%	3%	4%	3%
Restructuring and strategic transaction	6%	2%	9%	1%
Change in fair value of earn-out	2%	—%	1%	—%
Total operating expenses	38%	28%	40%	28%
(Loss) income from operations	(11)%	24%	(9)%	25%
Bargain purchase gain	—%	1%	11%	1%
Interest expense	—%	—%	—%	—%
Other income, net	(1)%	—%	(1)%	—%
(Loss) income before income taxes	(12)%	25%	1%	26%
(Benefit) Provision for income taxes	(1)%	8%	(2)%	7%
Net (loss) income	(11)%	17%	3%	19%

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Infusion Systems	$73.1	$—	$73.1	100.0%	$119.8	$—	$119.8	100.0%

The Infusion Systems revenue is a result of the acquisition of the HIS business. The year-to-date revenue represents approximately five months of revenue from the point of closing of the transaction to the end of the current quarter.

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Infusion Consumables	$77.5	$83.3	$(5.8)	(7.0)%	$153.2	$160.0	$(6.8)	(4.3)%

The Infusion Consumables revenue included our acquired revenue from the HIS business, which year-to-date includes approximately five months of revenue from the point of closing of the transaction to the end of the current quarter. Additionally, the Infusion Consumables market segment includes our legacy Infusion Therapy and Oncology businesses. The decrease in infusion consumables sales is mainly due to the timing of the recognition of HIS sales, which pre-close were recognized upon sale to HIS and are now recognized as sold to end customers post-close.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
IV Solutions	$134.4	$—	$134.4	100.0%	$231.8	$—	$231.8	100.0%

The IV Solutions revenue is a result of the acquisition of the HIS business and also includes contract manufacturing to Pfizer at cost. The year-to-date revenue represents approximately five months of revenue from the point of closing of the transaction to the end of the current quarter.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Critical Care	$11.9	$13.2	$(1.3)	(9.8)%	$24.3	$26.2	$(1.9)	(7.3)%

Critical care revenue was essentially flat as compared to the same periods in the prior year.

Other Revenue

For the three and six months ended June 30, 2017, other revenue was $0.3 million and $0.8 million, respectively. As part of the HIS business acquisition, the closing of certain foreign jurisdictions were deferred, as such, we entered into a Net Economic Benefit agreement with Pfizer (see Note 3: Acquisitions and Strategic Transaction Expenses in our accompanying condensed consolidated financial statements for additional information). The revenue data related to these deferred closing entities is not available by market segment, therefore our other revenue below includes $32.7 million and $43.9 million related to these entities for the three and six months ending June 30, 2017, respectively, and differs from the amounts reported as other revenue on our condensed consolidated statements of operations.

The following table summarizes our total Other Revenue (in millions):

	Three months ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other Revenue	$34.6	$0.2	$34.4	17,200.0%	$50.1	$0.4	$49.7	12,425.0%

Gross Margins

For the three and six months ended June 30, 2017, gross margins were 26.6% and 30.6%, respectively, as compared to 51.8% and 53.3% for the three and six months ended June 30, 2016, respectively. The decrease in gross margin for the three and six months ended June 30, 2017, as compared to the same periods in the prior year is due to the integration of HIS, which has historically lower gross margins than our legacy business, an impact of approximately ten percentage points on each of the three and six months ended June 30, 2017 related to the step-up of inventory from our purchase accounting and also a temporary negative impact on absorption due to our planned inventory reduction.

Selling, General and Administrative (“SG&A”) Expenses

The following table summarizes our total SG&A Expenses (in millions):

	Three months ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$85.1	$22.5	$62.6	278.2%	$150.0	$44.5	$105.5	237.1%

SG&A expenses increased for the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to the impact of the HIS acquisition. Salaries and benefits increased $19.6 million, accounting and information technology fees increased $19.5 million, depreciation expense increased $2.8 million, incentive compensation increased $2.6 million and commissions increased $2.4 million. Operating expenses related to delayed close entities were $8.4 million. Salaries and benefits increased from the increase in headcount due to the HIS acquisition. Accounting and information technology fees increased due to the expenses incurred under the transition services agreement with Pfizer. Incentive compensation increased as a result of an increase in the number of employees assumed in the acquisition of HIS, as well as new employees hired to support the company post-acquisition. Commissions increased due to the increase in revenue.

SG&A expenses increased for the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to the impact of the HIS acquisition. Salaries and benefits increased $37.6 million, accounting and information technology fees increased $34.1 million, depreciation expense increased $5.8 million, incentive compensation increased $3.9 million, commissions increased $3.0 million and travel and related expenses increased $2.1 million. Operating expenses related to delayed close entities were $8.4 million. See above SG&A variance explanations related to the three months ended June 30, 2017, as compared to the same period in the prior year, as they are also relevant explanations for the above SG&A variances for the six months ended June 30, 2017, as compared to the same period in the prior year. Travel and related expenses increased primarily due to the integration of the HIS acquisition and the post-acquisition operational activity.

Research and Development (“R&D”) Expenses

The following table summarizes our total R&D Expenses (in millions):

	Three months ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
R&D	$13.0	$3.3	$9.7	293.9%	$24.6	$6.7	$17.9	267.2%

R&D expenses increased for the three and six months ended June 30, 2017, as compared to the same periods in the prior year due to the acquisition of HIS.

Restructuring and Strategic Transaction and Integration Expenses

Restructuring and strategic transaction and integration expenses were $19.9 million and $49.3 million for the three and six months ended June 30, 2017, respectively, as compared to $1.5 million for the each of the three and six months ended June 30, 2016.

Restructuring charges

Restructuring charges were $7.5 million and $15.8 million for the three and six months ended June 30, 2017, respectively. These charges were related to (i) severance costs from the reduction in our workforce needed to eliminate duplicative positions created as a result of the HIS acquisition and (ii) we are also in the process of closing our Dominican Republic manufacturing facilities and have incurred expenses associated with the closure and transfer of assets and production to our Costa Rica and Mexico manufacturing facilities. We expect to pay unpaid restructuring charges as of June 30, 2017, by the end of the end of 2017.

Strategic transaction and integration expenses

Strategic transaction and integration expenses were $12.4 million and $33.5 million for the three and six months ended June 30, 2017, respectively, primarily related to our acquisition of the HIS business.

Strategic transaction expenses were $1.1 million for each of the three and six months ended June 30, 2016, primarily related to our 2015 acquisition of EXC Holding Corp. and to our second quarter 2016 acquisition of Tangent Medical Technologies, Inc.

Change in Fair Value of Earn-out

The second quarter fair value revaluation of our earn-out resulted in a loss of $6.0 million for the three and six months ended June 30, 2017.

Bargain Purchase Gain

In connection with the HIS acquisition, we recognized a preliminary bargain purchase of $63.2 million for the three and six months ended June 30, 2017, respectively. The preliminary bargain purchase gain represented the excess of the estimated fair market value of the identifiable tangible and intangible assets acquired and liabilities assumed, net of deferred tax liabilities over the total purchase consideration. The final bargain purchase gain is subject to adjustment upon the finalization of the valuations of acquired assets and liabilities associated with the HIS acquisition.

Interest Expense

Interest expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively. The interest expense is related to the $75 million seller note from Pfizer as part of the HIS business acquisition. This three-year interest only seller note bears interest at based on the London Interbank Offered Rate ("LIBOR") plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter.

Other (Expense) Income

Other (expense) income was $(2.7) million and $(2.6) million for the three and six months ended June 30, 2017, respectively. Other (expense) income was $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively.

Income Taxes

Income taxes were accrued at an estimated effective tax rate of (182)% and 28% for the six months ended June 30, 2017, and 2016, respectively.

The effective tax rate for the six months ended June 30, 2017 differs from the federal statutory rate of 35% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, tax credits and the impact of the gain on bargain purchase. The effective tax rate during the six months ended June 30, 2017 also included a material tax benefit of $9.9 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The income tax benefit was treated as a discrete item when determining the annual estimated effective tax rate.

The effective tax rate for the six months ended June 30, 2016 differs from the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities. The effective tax rate during the six months ended June 30, 2016 also included a material tax benefit of $3.1 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The income tax benefit was treated as a discrete item when determining the annual estimated effective tax rate.

Liquidity and Capital Resources

During the first six months of 2017, our cash and cash equivalents decreased by $204.2 million from $445.1 million at December 31, 2016 to $240.9 million at June 30, 2017.

Cash Flows from Operating Activities

Our net cash used by operations for the six months ended June 30, 2017 was $28.9 million. Net income plus adjustments for non-cash net expenses contributed $9.0 million to cash provided by operations, and cash used by changes in operating assets and liabilities was $37.9 million. The changes in operating assets and liabilities included a $95.3 million increase in prepaid expenses and other assets, a $70.6 million increase in accounts receivable and $14.2 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $66.9 million decrease in inventories, a $66.5 million increase in accrued liabilities and an $8.8 million increase in accounts payable. The increase in prepaid expenses and other assets was primarily due to amounts paid for transitional service arrangement fees, working capital adjustments and other HIS-related amounts. The increase in accounts receivable is due to the increase in revenue. The net changes in income taxes was a result of the timing of payments. The increase in accrued liabilities was primarily a result of increased salary and benefits due to a larger workforce. The decrease in inventory was due to a planned inventory reduction of our acquired inventory to manage working capital needs. The increase in accounts payable was due to the increase in expenses related to the post-acquisition operations.

Our net cash provided by operations for the six months ended June 30, 2016 was $41.8 million. Net income plus adjustments for non-cash net expenses contributed $51.0 million to cash provided by operations, and cash used by changes in operating assets and liabilities was $9.2 million. The changes in operating assets and liabilities included a $6.0 million decrease in accrued liabilities, a $5.5 million increase in inventories, a $3.8 million increase in prepaid expenses and other assets, and a $2.5 million increase in accounts receivable, partially offset by $4.8 million in net changes to income taxes and deferred income taxes and a $3.8 million increase in accounts payable. The decrease in accrued liabilities was primarily due to the pay-out of fiscal year 2015 accrued bonuses in February of 2016, the payment of accrued restructuring charges related to the closure of our Slovakian manufacturing facility and the payment of acquisition-related accruals from our 2015 EXC acquisition. The increase in inventories was primarily due to building finished good safety stock, to support better customer deliveries, raw materials related to our Slovakia plant closure, and related transfer to our Mexico plant, and inventory associated with the acquired SwabCap product-line. The increase in prepaid expenses and other assets was primarily due to amounts owed by employees for the exercise of their stock options partially offset by a decrease in prepaid insurance due to amortization. The increase in accounts receivable was due to an increase in revenue. The net changes in income taxes was a result of the timing of payments for cash tax purposes, which includes true-ups for 2015 overpayment and 2016 estimated taxes. The increase in accounts payable was a result of timing.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Investing Cash Flows:
Purchases of property and equipment	$(27,199)	$(9,112)	$(18,087)	(1)
Proceeds from sale of assets	2	1	1
Business acquisitions, net of cash acquired	(157,097)	(2,606)	(154,491)	(2)
Intangible asset additions	(2,005)	(513)	(1,492)
Purchases of investment securities	—	(18,106)	18,106	(3)
Proceeds from sale of investment securities	—	31,765	(31,765)	(4)
Net cash (used in) provided by investing activities	$(186,299)	$1,429	$(187,728)
______________________________
(1) Our purchases of property and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities. The purchases for the three and six months ended June 30, 2107 primarily related to HIS entities.

(2)
Our business acquisitions will vary from period to period based upon our current growth strategy and our ability to execute on desirable target companies. On February 3, 2017, we acquired HIS for $260 million in cash consideration (net of working capital adjustments), financed with existing cash balances and a three-year interest-only seller note of $75 million and we delivered 3.2 million shares of our common stock to Pfizer.

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

While we can provide no assurances, we estimate that our capital expenditures in 2017 will approximate $80 million. In January 2017, we completed an expansion of our Mexico manufacturing plant. We anticipate making additional investments in molds, machinery and equipment in our manufacturing operations in the United States and Mexico to support new and existing products and in IT to benefit world-wide operations. We expect to use our cash to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$10,944	$7,796	$3,148	(1)
Proceeds from employee stock purchase plan	1,326	1,197	129
Purchase of treasury stock	(3,739)	(16,911)	13,172	(2)
Net cash provided by (used in) financing activities	$8,531	$(7,918)	$16,449
______________________________
(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the six months ended June 30, 2017, our employees surrendered 25,864 shares of our common stock from vested restricted stock awards as consideration for approximately $3.7 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of June 30, 2017, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of $7.2 million available for future purchases. This plan has no expiration date. We are currently limited on share purchases in accordance with the terms and conditions of our senior note with Pfizer (see Note 14: Long-Term Obligations in our accompanying condensed consolidated financial statements).

After our acquisition of the HIS business, we continue to maintain a substantial cash position. Cash generated includes stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, and fund capital expenditures and to take advantage of acquisition opportunities that may arise.

As of June 30, 2017, we had $61.3 million of cash and cash equivalents held in local currency by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes for a portion of any repatriated funds. However, we expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

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

Contractual Obligations

Our contractual obligations increased significantly due to the acquisition of HIS. The following table summarizes our contractual obligations, excluding open orders for purchases that support normal operations, as of June 30, 2017 (in thousands):

	Payments Due By Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$75,000	$—	$—	$—	$75,000	$—	$—
Interest payments on long-term debt obligations	8,181	1,515	3,176	3,193	297		—
Operating lease obligations	34,258	4,300	8,284	5,591	3,316	3,216	9,551
Purchase obligations(1)	101,854	9,397	4,477	14,005	34,757	39,218	—
Total contractual obligations	$219,293	$15,212	$15,937	$22,789	$113,370	$42,434	$9,551
___________________________________
(1) Purchase obligations includes agreements to purchase goods that are enforceable and legally binding. These amounts are not accrued as of June 30, 2017. It does not include milestone payments where payments may be refundable unless regulatory approval is obtained.

Description of Indebtedness

Senior Note

We entered into a senior note with Pfizer on February 3, 2017 to partially finance the HIS business acquisition and pay interest on that note based on LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter.

At June 30, 2017, we had $75.0 million in principal outstanding under the senior note. The senior note is a three-year interest-only note and matures on February 3, 2020.

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

We are exposed to market risk stemming from changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our market risk on interest rates relates to a $75 million senior note with Pfizer that we entered in to on February 3, 2017 to partially fund the HIS business acquisition. We pay interest on that note based on LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter. We are exposed to interest rate risk from changes in interest rates. We use a sensitivity analyses to measure our interest rate risk exposure.

If the LIBOR rate increases or decreases 1% from June 30, 2017, the additional annual interest expense or savings would amount to $0.8 million.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, accounts receivable and accounts payable and accrued liabilities. In our European operations, our net Euro asset position at June 30, 2017 was approximately €46.4 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the June 30, 2017 spot rate would impact our consolidated amounts on these balance sheet items by approximately $5.3 million, or 3.0% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as mentioned above.

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

The HIS business has resulted in significant growth in our personnel and operations, adding approximately 4,400 employees to our headcount, bringing our total headcount as of June 30, 2017 to approximately 7,100 employees. In addition, the acquisition process and other events prior to our acquisition put a significant strain on certain HIS business customer relationships. We will continue to incur significant expenditures and the allocation of management time to assimilate the HIS business employees in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong customer relationships, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

There have been no other material changes in the risk factors other than those mentioned above from those previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the second quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
04/01/2017 — 04/30/2017	—	$—	—	$7,169,000
05/01/2017 — 05/31/2017	—	$—	—	$7,169,000
06/01/2017 — 06/30/2017	—	$—	—	$7,169,000
Second quarter of 2017 total	—	$—	—	$7,169,000
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

Item 6. Exhibits

Exhibit 10.1
Amended and Restated Executive Employment Agreement, dated as of May 8, 2017, by and between ICU Medical, Inc. and Vivek Jain. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 8, 2017, and incorporated herein by reference.

Exhibit 10.2	Amended and Restated ICU Medical, Inc. 2011 Stock Incentive Plan. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 12, 2017, and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	August 9, 2017
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1
Amended and Restated Executive Employment Agreement, dated as of May 8, 2017, by and between ICU Medical, Inc. and Vivek Jain. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 8, 2017, and incorporated herein by reference.

Exhibit 10.2	Amended and Restated ICU Medical, Inc. 2011 Stock Incentive Plan. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 12, 2017, and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document