Form 10-Q
period 2017-09-30
ICU MEDICAL INC/DE
filed 2017-11-09
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: September 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2017
Common	20,130,535
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300,614	$445,082
Short-term investment securities	9,591	—
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	310,205	445,082
Accounts receivable, net of allowance for doubtful accounts of $3,256 at September 30, 2017 and $1,073 at December 31, 2016	105,090	56,161
Inventories	320,341	49,264
Income tax receivable	12,105	11,235
Prepaid expenses and other current assets	146,471	7,355
Assets held-for-sale	12,489	—
TOTAL CURRENT ASSETS	906,701	569,097

PROPERTY AND EQUIPMENT, net	390,526	85,696
LONG-TERM INVESTMENT SECURITIES	15,140	—
GOODWILL	6,687	5,577
INTANGIBLE ASSETS, net	152,338	22,383
DEFERRED INCOME TAXES	16,390	21,935
OTHER ASSETS	35,192	—
TOTAL ASSETS	$1,522,974	$704,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,685	$14,641
Accrued liabilities	146,147	25,896
Income tax liability	4,263	—
TOTAL CURRENT LIABILITIES	195,095	40,537

CONTINGENT EARN-OUT LIABILITY	32,000	—
LONG-TERM OBLIGATIONS	75,000	—
OTHER LONG-TERM LIABILITIES	68,034	1,107
DEFERRED INCOME TAXES	9,491	1,370
INCOME TAX LIABILITY	1,519	1,519
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued and Outstanding, 20,021 shares at September 30, 2017 and 16,338 shares at December 31, 2016	2,002	1,633
Additional paid-in capital	607,694	162,828
Treasury stock, at cost	(2)	(14)
Retained earnings	535,919	516,980
Accumulated other comprehensive loss	(3,778)	(21,272)
TOTAL STOCKHOLDERS' EQUITY	1,141,835	660,155
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,522,974	$704,688
______________________________________________________
(1) December 31, 2016 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Net sales	$343,084	$97,098	$921,544	$283,659
Other	152	10	945	25
TOTAL REVENUE	343,236	97,108	922,489	283,684
COST OF GOODS SOLD	231,638	45,835	633,884	133,046
GROSS PROFIT	111,598	51,273	288,605	150,638
OPERATING EXPENSES:
Selling, general and administrative	76,820	22,362	226,812	66,828
Research and development	12,769	3,650	37,377	10,301
Restructuring, strategic transaction and integration	18,711	2,806	68,033	4,339
Change in fair value of earn-out	7,000	—	13,000	—
TOTAL OPERATING EXPENSES	115,300	28,818	345,222	81,468
(LOSS) INCOME FROM OPERATIONS	(3,702)	22,455	(56,617)	69,170
BARGAIN PURCHASE GAIN	8,534	346	71,771	1,456
INTEREST EXPENSE	(705)	(58)	(1,743)	(135)
OTHER INCOME (EXPENSE)	583	283	(2,030)	584
INCOME BEFORE INCOME TAXES	4,710	23,026	11,381	71,075
(PROVISION) BENEFIT FOR INCOME TAXES	(4,574)	(4,220)	7,558	(17,503)
NET INCOME	$136	$18,806	$18,939	$53,572
NET INCOME PER SHARE
Basic	$0.01	$1.16	$0.97	$3.32
Diluted	$0.01	$1.09	$0.92	$3.13
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	19,984	16,200	19,433	16,113
Diluted	21,106	17,286	20,603	17,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$136	$18,806	$18,939	$53,572
Other comprehensive income, net of tax:
Cash flow hedge adjustments, net of taxes of $82 and $(603) for the three and nine months ended September 30, 2017, respectively	(134)	—	985	—
Foreign currency translation adjustment, net of taxes of $0 and $(19) for the three months ended September 30, 2017 and 2016, respectively, and $56 and $394 for the nine months ended September 30, 2017 and 2016, respectively	5,833	700	16,747	2,532
Other adjustments, net of taxes of $0 for all periods	(90)	—	(238)	—
Other comprehensive income, net of taxes	5,609	700	17,494	2,532
TOTAL COMPREHENSIVE INCOME	$5,745	$19,506	$36,433	$56,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,939	$53,572
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	47,512	14,351
Provision for doubtful accounts	1,906	—
Provision for warranty and returns	3,639	(22)
Stock compensation	13,387	11,464
Loss on disposal of property and equipment	3,177	40
Bond premium amortization	12	1,026
Bargain purchase gain	(71,771)	(1,456)
Change in fair value of earn-out	13,000	—
Other	1,690	69
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(51,498)	4,736
Inventories	148,482	(6,635)
Prepaid expenses and other assets	(125,403)	(2,228)
Accounts payable	17,551	(1,587)
Accrued liabilities	63,234	(7,314)
Income taxes, including excess tax benefits and deferred income taxes	(13,982)	2,691
Net cash provided by operating activities	69,875	68,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,702)	(15,018)
Proceeds from sale of asset	2	1
Business acquisitions, net of cash acquired	(157,097)	(2,584)
Intangible asset additions	(3,718)	(861)
Purchases of investment securities	(24,743)	(111,575)
Proceeds from sale of investment securities	—	45,429
Net cash used in investing activities	(237,258)	(84,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	19,967	15,830
Proceeds from employee stock purchase plan	2,705	2,361
Purchase of treasury stock	(3,951)	(17,155)
Net cash provided by financing activities	18,721	1,036
Effect of exchange rate changes on cash	4,194	1,664
NET DECREASE CASH AND CASH EQUIVALENTS	(144,468)	(13,201)
CASH AND CASH EQUIVALENTS, beginning of period	445,082	336,164
CASH AND CASH EQUIVALENTS, end of period	$300,614	$322,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)

	Nine months ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$1,435	$595

Detail of acquisitions:
Fair value of assets acquired	$893,582	$4,081
Cash paid for acquisitions, net of cash acquired	(157,097)	(2,584)
Non-cash seller note	(75,000)	—
Estimated working capital adjustment	7,512	—
Contingent consideration	(19,000)	—
Issuance of common stock	(413,139)	—
Bargain purchase gain	(71,771)	(1,456)
Goodwill	1,015	(775)
Liabilities assumed	$166,102	$(734)

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

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

Recently Issued Accounting Standards

In August, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update change both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results to facilitate financial reporting that more closely reflects an entity's risk management activities. The amendments in this update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments are effective for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2018. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. This ASU is not expected to have a material impact on our consolidated financial statements or related footnote disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the ASU, an entity will account for the effects of a modification unless (i) the fair value of the modified award is the same as the fair value of the original award

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

immediately before the original award is modified, (ii) the vesting conditions of the modified award are the same vesting conditions as the original award immediately before the original award is modified, and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This ASU is not expected to have a material impact on our consolidated financial statements or related footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update remove the second step of the impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The amendments in ASU 2017-04 are effective for the annual or interim impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This ASU is not expected to have a material impact on our consolidated financial statements or related footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set (integrated set of assets and activities) is not a business.  If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The amendments in ASU 2017-01 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments in this ASU should be applied prospectively on or after the effective date. This ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides specific guidance on eight cash flow issues where current guidance is unclear or does not include any specifics on classification. The eight specific cash flow issues are: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with zero coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in ASU 2016-15 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. Amendments should be applied using a retrospective transition method to each period presented. This ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee). The amendments in this update will be effective for fiscal years beginning after December 15, 2017. Early adoption of the amendments is not permitted with the exception of the provision requiring the recognition in other comprehensive income the fair value change from instrument-specific credit risk measured using the fair value option for financial instruments. This ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU 2014-09.  On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Early adoption is permitted beginning after December 31, 2016, the original effective date in ASU 2014-09. Subsequent to the issuance of this ASU, the FASB issued three amendments: ASU No. 2016-08 which clarifies principal versus agent considerations; ASU 2016-10 which clarifies guidance related to identifying performance obligations and licensing implementation; and ASU 2016-12 which provides narrow-scope improvements and practical expedients. All of the amendments have the same effective dates mentioned above. We previously disclosed that we did not anticipate a material impact on our consolidated financial statements from adoption of any of the above. In light of the Hospira Infusion Systems ("HIS") acquisition we are still evaluating the impact of this ASU on our Infusion Systems revenue. We expect to have enhanced disclosures upon adoption of this ASU. We now expect to adopt the modified restrospective method when adopting this ASU.

Note 3: Acquisition, Strategic Transaction and Integration Expenses

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

Preliminary Purchase Price

The following table summarizes the preliminary purchase price, subject to working capital adjustments, and the preliminary allocation of the purchase price related to the assets and liabilities purchased (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated cash consideration for acquired assets	$177,527
Fair value of Seller Note	75,000
Preliminary fair value of contingent consideration payable to Pfizer (long-term)	19,000

Issuance of ICU Medical, Inc. common shares:
Number of shares issued to Pfizer	3,200
Price per share (ICU's trading closing share price on the Closing Date)	$140.75
Fair value of ICU shares issued to Pfizer	$450,400
Less: Preliminary discount due to lack of marketability of 8.3%	(37,261)
Equity portion of purchase price	413,139
Total estimated consideration to be paid	$684,666

Preliminary Purchase Price Allocation:
Cash and cash equivalents	$29,475
Trade receivables	362
Inventories	417,470
Prepaid expenses and other assets	17,255
Property and equipment	295,694
Intangible assets(1)	131,000
Other assets	31,283
Accounts payable	(12,381)
Accrued liabilities	(54,794)
Long-term liabilities(2)	(68,510)
Total identifiable net assets acquired	$786,854
Deferred tax liability	(30,417)
Estimated Gain on Bargain Purchase	(71,771)
Estimated Purchase Consideration	$684,666
______________________________

(1) Preliminary identifiable intangible assets includes $48 million of customer relationships, $44 million of developed technology - pumps and dedicated sets, $34 million of developed technology - consumables, and $5 million of in-process research and development ("IPR&D"). The weighted amortization period for the total identifiable assets is approximately nine years, for customer relationships the weighted amortization period is eight years, for the developed technology - pumps and dedicated sets the weighted amortization period is ten years and for the developed technology - consumables the weighted amortization period is twelve years. The IPR&D has an indefinite life until the associated research and development efforts are complete.

(2) Preliminary long-term liabilities primarily consisted of contract liabilities, product liabilities and long-term employee benefits.

The fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration to be paid resulting in a bargain purchase gain. Before recognizing a gain on a bargain purchase, we reassessed the methods used in the purchase accounting and verified that we had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered.  We also reevaluated the fair value of the contingent consideration transferred to determine that it was appropriate.  We determined that the bargain purchase gain was primarily attributable to expected restructuring costs as well as a reduction to the initially agreed upon transaction price caused primarily by revenue shortfalls across all market segments of the HIS business, negative manufacturing variance due to the drop in revenue and higher operating and required stand up costs, when compared to forecasts of the HIS business at the time that the purchase price was agreed upon. After the continuing review of the product demand and operations of the HIS Business, including the resulting expected restructuring activities, we forecasted our estimated Adjusted EBITDA from the HIS business in 2017 to be

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$35 million - $40 million, which is considerably lower than the forecast contemplated in initial negotiations with Pfizer, which resulted in an estimated fair value of $19 million related to the $225 million earn out. Restructuring costs, if incurred, would be expensed in future periods, see (Note 4: Restructuring Charges). The bargain purchase gain is separately stated below income from operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017.

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

Strategic Transaction and Integration Expenses

We incurred and expensed $15.5 million and $49.0 million in transaction and integration costs during the three and nine months ended September 30, 2017, respectively primarily related to our acquisition of the HIS business. These costs primarily related to consulting, legal and the transitional service agreement. We incurred $2.4 million and $3.5 million in transaction costs during the three and nine months ended September 30, 2016, respectively. The transaction costs were related to initial costs incurred on our acquisition of HIS, to our 2015 acquisition of EXC Holding Corp. and to our second quarter 2016 acquisition of Tangent Medical Technologies, Inc.

Note 4: Restructuring Charges

During the nine months ended September 30, 2017, we incurred restructuring charges related to the acquisition of the HIS business (see Note 3: Acquisition, Strategic Transaction and Integration Expenses). The restructuring charges were incurred as a result of integrating the acquired operations into our business and include severance costs related to involuntary employee terminations and facility exit costs related to the closure of the Dominican Republic manufacturing facilities acquired from Pfizer. We expect to complete these restructuring activities by the end of 2017. All material charges in regard to these restructuring activities have been incurred as of September 30, 2017.

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

The following table summarizes the details of changes in our restructuring-related accrual for the period ending September 30, 2017 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accrued Balance December 31, 2016	Charges Incurred	Payments	Other Adjustments	Accrued Balance September 30, 2017
Severance pay and benefits	$53	$14,600	$(12,010)	$(17)	$2,626
Employment agreement buyout	1,477	—	(273)	—	1,204
Facility closure expenses	—	4,410	(2,458)	(1,952)	—
	$1,530	$19,010	$(14,741)	$(1,969)	$3,830

Note 5:     Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were 48 and 590 anti-dilutive securities for the three and nine months ended September 30, 2017, respectively. There were no anti-dilutive securities for the three and nine months ended September 30, 2016.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$136	$18,806	$18,939	$53,572
Weighted-average number of common shares outstanding (for basic calculation)	19,984	16,200	19,433	16,113
Dilutive securities	1,122	1,086	1,170	987
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,106	17,286	20,603	17,100
EPS — basic	$0.01	$1.16	$0.97	$3.32
EPS — diluted	$0.01	$1.09	$0.92	$3.13

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

In May 2017, we entered into a two-year cross-currency par forward contract to hedge a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instrument is recorded at fair value on the condensed consolidated balance sheets and is classified based on the instrument's maturity date. We record changes in the intrinsic value of the effective portion of the gain or loss on the derivative instrument as a component of Other Comprehensive Income and we reclassify that gain or loss into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Any gain or loss on the derivative instrument due to ineffectiveness of the hedge will be recognized in the Condensed Consolidated Statements of Operations during the current period. The total notional amount of our outstanding derivative as of September 30, 2017 was approximately 600.3 million MXN. The term of our currency forward contract is May 1, 2017 to May

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.01MXN/USD over the term of the two-year contract.

The following table presents the fair values of our derivative instrument included within the Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives
	Condensed Consolidated Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:	Prepaid expenses and other current assets	$1,279	$—
	Other assets	309	—
Total derivatives designated as cash flow hedging instruments		$1,588	$—

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$534	—	$556	—

We recognized the following gains on our foreign exchange contract designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended September 30,			Three months ended September 30,

	2017	2016	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2017	2016
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$318	$—	Cost of goods sold	$534	$—
Total derivatives designated as cash flow hedging instruments	$318	$—		$534	$—

As of September 30, 2017, we expect approximately $1.3 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,

	2017	2016	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2017	2016
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$2,144	$—	Cost of goods sold	$556	$—
Total derivatives designated as cash flow hedging instruments	$2,144	$—		$556	$—

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

During the first quarter of 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer may be entitled up to $225 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 are achieved. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. The initial value assigned to the contingent consideration was a result of forecasted product demand of our HIS business, as discussed further in Note 3: Acquisition, Strategic Transaction and Integration Expenses. At each reporting date subsequent to the acquisition we will remeasure the earn-out using the same methodology above and recognize any changes in value. If the probability of achieving the performance target significantly changes from what we initially anticipated, the change could have a significant impact on our financial statements in the period recognized. Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The following table provides a reconciliation of the Level 3 earn-out liability measured at estimated fair value based on an initial valuation and updated quarterly for the nine months ended September 30, 2017 (in thousands):

Earn-out Liability
Accrued balance, December 31, 2016	$—
Acquisition date fair value estimate of earn-out	19,000
Change in fair value of earn-out (included in (loss) income from operations as a separate line item)	13,000
Accrued balance, September 30, 2017	$32,000

The fair value of the earn-out at September 30, 2017 changed from the fair value calculated at acquisition due to a change in the forecast of the underlying target, adjusted EBITDA, and due to changes in other assumptions used in the Monte Carlo simulation, as detailed in the below table.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liability as of the acquisition date and September 30, 2017. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

Simulation Input	As of September 30, 2017	At Acquisition February 3, 2017
Adjusted EBITDA Volatility	28.00%	29.00%
WACC	9.00%	10.00%
20-year risk free rate	2.63%	2.82%
Market price of risk	6.18%	6.93%
Cost of debt	3.94%	4.16%

The fair value of our investments is estimated using observable market based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs, which consisted of corporate bonds.

The fair value of our Level 2 forward currency contract is estimated using observable market inputs such as known notional value amounts, spot and forward exchange rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

The assets related to our Dominican Republic manufacturing facilities are classified as assets held-for-sale. These assets are separately stated in our condensed consolidated balance sheet. The fair value of these Level 3 assets was determined as part of the HIS business valuation and was based on a market approach using comparable building and land sales data and the analysis of market conditions.

There were no transfers between Levels during the three and nine months ended September 30, 2017.

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at September 30, 2017
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$9,591	$—	$9,591	$—
Long-term	15,140	—	15,140	—
Foreign exchange forwards:
Prepaid expenses and other current assets	1,279	—	1,279	—
Other assets	309	—	309	—
Total Assets	$26,319	$—	$26,319	$—

Liabilities:
Earn-out liability	$32,000	$—	$—	$32,000
Total Liabilities	$32,000	$—	$—	$32,000

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets measured at fair value on a nonrecurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at September 30, 2017 using
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Assets held-for-sale	$12,489	$—	$—	$12,489
Total Assets	$12,489	$—	$—	$12,489

Note 8: Investment Securities

Our investment securities currently consist of short-term and long-term corporate bonds. Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. There have been no realized gains or losses on their disposal. Our available-for-sale securities are recorded at amortized cost, which approximates fair value, when material, unrealized gains and losses on available-for-sale securities, net of tax, are included in accumulated other comprehensive loss in the stockholders' equity section of our condensed consolidated balance sheets. The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in investment income in other income on our condensed consolidated statements of income. The scheduled maturities of the debt securities are between 2018 and 2020. All short-term investment securities are all callable within one year.

Our short and long-term investment securities consisted of the following at September 30, 2017 (in thousands):

	Amortized Cost	Unrealized Losses	Estimated Fair Value
Short-term corporate bonds	$9,591	$(16)	$9,575
Long-term corporate bonds	15,140	(86)	15,054
Total investment securities	$24,731	$(102)	$24,629

Note 9:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Third-party receivables due from Pfizer	$85,376	$—
Prepaid and other expenses - HIS business acquisition related	46,241	—
Prepaid expenses - other	8,633	2,948
Prepaid insurance and property taxes	1,401	1,649
VAT/GST receivable	3,602	1,018
Other	1,218	1,740
	$146,471	$7,355

Third-party receivables due from Pfizer relates to trade accounts receivable that has already been collected from customers by Pfizer on our behalf.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw material	$74,356	$28,435
Work in process	63,970	4,415
Finished goods	182,015	16,414
Total inventories	$320,341	$49,264

During the quarter ended March 31, 2017, we adopted ASU No. 2015-11, accordingly inventories are stated at lower of cost or net realizable value (see Note 2: New Accounting Pronouncements).

Note 11:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Machinery and equipment	$242,619	$96,536
Land, building and building improvements	198,639	63,524
Molds	50,819	39,014
Computer equipment and software	42,002	26,458
Furniture and fixtures	4,174	3,243
Construction in progress	49,788	15,180
Total property and equipment, cost	588,041	243,955
Accumulated depreciation	(197,515)	(158,259)
Property and equipment, net	$390,526	$85,696

Depreciation expense was $14.0 million and $36.6 million for the three and nine months ended September 30, 2017, respectively, and $4.0 million and $12.3 million for the three and nine months ended September 30, 2016, respectively.

Note 12: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill for 2017 (in thousands):

Total
Balance as of December 31, 2016	$5,577
Goodwill acquired	1,015
Currency translation	95
Balance as of September 30, 2017	$6,687

The acquired goodwill relates to our February 1, 2017 acquisition of Fannin (see Note 3: Acquisition, Strategic Transaction and Integration Expenses).

Intangible Assets, Net

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	September 30, 2017
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$16,603	$10,699	$5,904
Customer contracts	10	11,406	4,797	6,609
Non-contractual customer relationships	9	55,080	4,944	50,136
Trademarks	4	425	425	—
Trade name	15	7,310	975	6,335
Developed technology	11	81,801	5,654	76,147
Total definite-lived intangible assets		$172,625	$27,494	$145,131

Indefinite-lived IPR&D		7,207	—	7,207

Total intangible assets		$179,832	$27,494	$152,338

	Weighted Average	December 31, 2016
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$14,423	$9,326	$5,097
MCDA contract *	10	8,571	8,571	—
Customer contracts	9	5,319	4,512	807
Non-contractual customer relationships	15	7,080	590	6,490
Trademarks	4	425	425	—
Trade name	15	7,310	609	6,701
Developed technology	10	3,797	509	3,288
Total		$46,925	$24,542	$22,383

*MCDA contract:  Manufacturing, Commercialization and Development Agreement with Hospira, Inc., dated May 1, 2005 (the "MCDA”). The MCDA was terminated in connection with the acquisition of the HIS business on February 3, 2017.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three and nine months ended September 30, 2017, intangible asset amortization expense was $3.6 million and $10.9 million, respectively, as compared to $0.7 million and $2.1 million during the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2017	$4,218
2018	16,353
2019	15,938
2020	15,798
2021	15,716
Thereafter	77,108
Total	$145,131

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13:     Accrued Liabilities and Other Long-term Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Salaries and benefits	$50,964	$5,702
Incentive compensation	26,014	7,912
Accrued product field action	15,225	—
Third-party inventory	3,008	—
Sales taxes	339	1,472
Restructuring accrual	3,002	423
Accrued insurance	3,857	—
Deferred revenue	5,937	18
Accrued professional fees	8,945	—
Legal accrual	2,567	4,177
Accrued marketing	2,125	—
Outside commissions	2,822	1,141
Warranties and returns	1,335	—
Acquisition-related accrual	—	2,750
Other	20,007	2,301
	$146,147	$25,896

Other long-term liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Contract liabilities	$54,642	$—
Deferred revenue	5,787	—
Benefits	3,738	1,107
Product liability	3,102	—
Other	765	—
	$68,034	$1,107

Note 14:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of (66)% and 25% for the nine months ended September 30, 2017 and 2016, respectively. Those rates differ from that computed at the federal statutory rate of 35%.

The effective tax rate for the nine months ended September 30, 2017 differs from the federal statutory rate of 35% principally because of the effect the mix of U.S. and foreign incomes, state income taxes, tax credits and the impact of the gain on bargain purchase. The effective tax rate during the nine months ended September 30, 2017 also included a material tax benefit of $12.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.
The effective tax rate for the nine months ended September 30, 2016 differs from the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities. The effective tax rate during the nine months ended September 30, 2016 also included a material tax benefit of $6.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

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

Long-term obligations consisted of the following at September 30, 2017 (in thousands):

September 30, 2017
Senior Note matures in 2020, variable interest rate	$75,000
Less: current portion of long-term obligations	—
Long-term obligations, net	$75,000

Principal payments

As of September 30, 2017, aggregate future principal payments for long-term obligations (including any current portion of long-term debt) were as follows (in thousands):

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Stockholders' Equity

Common Stock

On February 3, 2017, we acquired the HIS business from Pfizer and as partial consideration, we issued 3.2 million unregistered shares of our common stock to Pfizer. The fair value of the common stock was determined based on the closing price of our common shares on the issuance date, discounted to reflect a contractual lock-up period, whereby Pfizer is prohibited from the transfer of the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement (see Note 18: Collaborative and Other Arrangements) or (ii) eighteen months.

Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date. During the three and nine months ended September 30, 2017, we did not purchase any shares of our common stock under the stock purchase plan. As of September 30, 2017, the remaining authorized amount under this purchase plan is approximately $7.2 million. We are currently limited on share purchases in accordance with the terms and conditions of our Senior Note with Pfizer, (see Note 15: Long-Term Obligations).

For the nine months ended September 30, 2017, we withheld 27,129 shares of our common stock from employee vested restricted stock units in consideration for $4.0 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive Income (Loss)

The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of December 31, 2016	$(21,272)	$—	$—	$(21,272)
Other comprehensive income (loss) before reclassifications	16,747	1,329	(238)	17,838
Amounts reclassified from AOCI	—	(344)	—	(344)
Other comprehensive income (loss)	16,747	985	(238)	17,494
Balance as of September 30, 2017	$(4,525)	$985	$(238)	$(3,778)

Note 17: Commitments and Contingencies

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

Contingencies

We have a contractual earn-out arrangement in connection with our acquisition of the HIS business, whereby Pfizer may be entitled up to an additional $225 million in cash upon achievement of performance targets for the company for the three years ending December 31, 2019, see (Note 3: Acquisition, Strategic Transaction and Integration Expenses). The amount to be paid cannot be determined until the earn-out period has expired.

Commitments

As part of the HIS business acquisition, we assumed a number of non-cancellable operating office and industrial leases. Rental expense under operating lease agreements was $2.3 million and $5.3 million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2016, respectively.

We also entered into the Senior Note with Pfizer to partially fund the HIS business acquisition (see Note 15: Long-Term Obligations).

The following table summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of September 30, 2017 (in thousands):

	Payments Due By Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$75,000	$—	$—	$—	$75,000	$—	$—
Interest payments on long-term debt obligations	7,475	763	3,198	3,215	299	—	—
Operating lease obligations	33,763	2,638	9,208	5,769	3,378	3,219	9,551
Purchase obligations(1)	97,970	5,513	4,477	14,005	34,757	39,218	—
Total contractual obligations	$214,208	$8,914	$16,883	$22,989	$113,434	$42,437	$9,551
___________________________________
(1) Purchase obligations includes agreements to purchase goods that are enforceable and legally binding. These amounts are not accrued as of September 30, 2017.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18:     Collaborative and Other Arrangements

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

Note 19: Subsequent Events

On November 8, 2017, we entered into a new five-year Senior Secured Revolving Credit Facility ("Credit Facility") with various lenders for $150 million, with Wells Fargo Bank, N.A. as the administrative agent. The Credit Facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility by the greater of (i) $100 million and (ii) 2.00x Total Leverage. Under the terms of the facility we will be subject to certain financial covenants pertaining to leverage and fixed charge coverage ratios. Borrowings under the Credit Facility will bear interest at LIBOR plus an applicable margin tied to the leverage ratio in effect. The unused portion of the Credit Facility will be subject to a per annum commitment fee which is also calculated using the leverage ratio in effect.

On November 8, 2017, we fully repaid the $75 million in outstanding principal under the senior note payable to Pfizer.

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

As a result of the HIS business acquisition, we are one of the world's leading pure-play infusion therapy companies with global operations and a wide-ranging product portfolio that includes IV solutions, IV smart pumps with pain management and safety software technology, dedicated and non-dedicated IV sets and needlefree connectors designed to help meet clinical, safety and workflow goals. In addition, we manufacture automated pharmacy IV compounding systems with workflow technology, closed systems transfer devices for preparing and administering hazardous IV drugs, and cardiac monitoring systems for critically ill patients.

The following information is in addition to and not a substitute for the Business section under Part 1, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016 and should be read in conjunction with that filing.

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

Distribution Changes

The U.S. distribution of solutions, IV sets and accessories is supported by a network of three owned distribution centers acquired in the HIS business acquisition, which include King of Prussia, Pennsylvania; Los Angeles, California; and Dallas, Texas. We also assumed a number of agreements with third-party public warehouse providers.

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

Employee Changes

The HIS business acquisition had a significant impact on our number of employees. At September 30, 2017, we employed approximately 7,000 people across our global operations, with approximately 2,700 employed in the United States.

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

•	Neutron® Catheter Patency Connector, used to help maintain patency of central venous catheters.

•	SwabCap® Disinfecting Cap, used to protect and disinfect any needlefree connector including, including competitive brands of connectors.

•	Custom infusion sets

•	Tego® Hemodialysis Connector

•	NovaCath® and SuperCath® Peripheral IV Catheters

Oncology Pharmacy Devices and Consumables

•	ChemoLock® Closed System Transfer Device (CSTD) is a Pharmacy preferred CSTD used for the preparation and administration of hazardous drugs.

•	ChemoClave® Closed System Transfer Device (CSTD) is an ISO standard and universally compatible CSTD used for the preparation and administration of hazardous drugs.

•	Diana™ hazardous drug compounding system, used for the preparation of hazardous drugs.

IV Solutions

•	Sterile Solutions - IV solutions, normal saline, Ringers etc. is used to replenish fluids and electrolytes by IV infusion.

•	Irrigation Solutions - Used externally on open wounds to hydrate the wound, remove deep debris, assist with visual examination, to prevent infection and improve healing.

•
Nutritionals - Solutions that feed vitamins, minerals and other natural therapeutic substances directly into the blood stream. We are committed to helping our customers deliver more comprehensive patient-care therapies, delivering an extensive source of nutrients for patients who cannot consume a normal diet.

Infusion Systems

Infusion Pump Hardware - Our current pump platform includes four infusion pumps:

▪	Plum 360™: The Plum 360™ infusion pump is a ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability.

▪	LifeCare PCA™: The LifeCare PCA™ infusion pump is a ICU Medical MedNet™ ready patient-controlled analgesia pump.

▪	SapphirePlus™: The SapphirePlus™ infusion pump is a ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability.

▪	Sapphire™: The Sapphire™ infusion pump is a compact infusion system used in ambulatory and hospital settings. The Sapphire™ infusion pump comes in multi-therapy and epidural-only configurations.

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

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$262.2	76%	$66.8	69%	$690.1	75%	$198.1	70%
International	81.0	24%	30.3	31%	232.4	25%	85.6	30%
Total Revenue	$343.2	100%	$97.1	100%	$922.5	100%	$283.7	100%

The following table sets forth, for the periods indicated, total revenue by market segment as a percentage of total revenue:

	Three months ended September 30,		Nine Months Ended September 30,
Product line	2017	2016	2017	2016
Infusion Consumables	27%	86%	27%	86%
IV Solutions	42%	—%	41%	—%
Infusion Systems	24%	—%	22%	—%
Critical Care	4%	14%	4%	14%
Other	3%	—%	6%	—%
	100%	100%	100%	100%

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

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and nine months ended September 30, 2017 and 2016, respectively, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue	100%	100%	100%	100%
Gross margin	33%	53%	31%	53%
Selling, general and administrative expenses	22%	23%	25%	24%
Research and development expenses	4%	4%	4%	3%
Restructuring and strategic transaction	5%	3%	7%	2%
Change in fair value of earn-out	2%	—%	1%	—%
Total operating expenses	33%	30%	37%	29%
(Loss) income from operations	—%	23%	(6)%	24%
Bargain purchase gain	2%	—%	8%	1%
Interest expense	—%	—%	—%	—%
Other income, net	—%	—%	—%	—%
Income before income taxes	2%	23%	2%	25%
Provision (Benefit) for income taxes	1%	4%	(1)%	6%
Net income	1%	19%	3%	19%

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Infusion Consumables	$92.7	$82.8	$9.9	12.0%	$245.9	$242.7	$3.2	1.3%

The Infusion Consumables revenue included our acquired revenue from the HIS business, which year-to-date includes approximately eight months of revenue from the point of closing of the transaction to the end of the current quarter. Additionally, the Infusion Consumables market segment includes our legacy Infusion Therapy and Oncology businesses.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
IV Solutions	$143.7	$—	$143.7	—	$375.5	$—	$375.5	—

The IV Solutions revenue is a result of the acquisition of the HIS business. For the three and nine months ended September 30, 2017, IV Solutions revenue included $16.2 million and $51.9 million, respectively, in contract manufacturing to Pfizer at cost in accordance with our MSA agreement. The year-to-date revenue represents approximately eight months of revenue from the point of closing of the transaction to the end of the current quarter.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Infusion Systems	$82.8	$—	$82.8	—	$202.6	$—	$202.6	—

The Infusion Systems revenue is a result of the acquisition of the HIS business. The year-to-date revenue represents approximately eight months of revenue from the point of closing of the transaction to the end of the current quarter.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Critical Care	$12.9	$14.0	$(1.1)	(7.9)%	$37.2	$40.3	$(3.1)	(7.7)%

Critical care revenue was essentially flat as compared to the same periods in the prior year.

Other Revenue

For the three and nine months ended September 30, 2017, other revenue was $0.2 million and $0.9 million, respectively. As part of the HIS business acquisition, the closing of certain foreign jurisdictions were deferred, as such, we entered into a Net Economic Benefit agreement with Pfizer (see Note 3: Acquisition, Strategic Transaction and Integration Expenses in our accompanying condensed consolidated financial statements for additional information). The revenue data related to these deferred closing entities is not available by market segment, therefore our other revenue below includes amounts related to these entities and differs from the amounts reported as other revenue on our condensed consolidated statements of operations.

The following table summarizes our total Other Revenue (in millions):

	Three months ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other Revenue	$11.1	$0.3	$10.8	3,600.0%	$61.3	$0.7	$60.6	8,657.1%

Gross Margins

For the three and nine months ended September 30, 2017, gross margins were 32.5% and 31.3%, respectively, as compared to 52.8% and 53.1% for the three and nine months ended September 30, 2016, respectively. The decrease in gross margin for the three and nine months ended September 30, 2017, as compared to the same periods in the prior year is due to the integration of HIS, which has historically lower gross margins than our legacy business. Additionally, there was an impact of approximately four and seven percentage points for the three and nine months ended September 30, 2017, respectively, related to the step-up of inventory from our purchase accounting and also a temporary negative impact on absorption due to our planned inventory reduction.

Selling, General and Administrative (“SG&A”) Expenses

The following table summarizes our total SG&A Expenses (in millions):

	Three months ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$76.8	$22.4	$54.4	242.9%	$226.8	$66.8	$160.0	239.5%

SG&A expenses increased for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to the impact of the HIS acquisition. Accounting and information technology fees increased $20.1 million, compensation increased $15.6 million, depreciation expense increased $3.7 million, computer hardware and software increased $2.3 million, travel and related expenses increased $1.8 million. Accounting and information technology fees increased due to the expenses incurred under the transition services agreement with Pfizer. Compensation increased due to an increase in headcount related to the HIS acquisition, and from new employees hired to support the company post-acquisition. Depreciation expense increased due to the depreciation of the HIS assets acquired. Travel and related expenses increased primarily due to the integration of the HIS acquisition and the post-acquisition operational activity. Computer hardware and software increases were due to the post-acquisition needs to stand up the company.

SG&A expenses increased for the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to the impact of the HIS acquisition. Accounting and information technology fees increased $54.2 million, compensation increased $57.1 million, depreciation expense increased $9.4 million, travel and related expenses increased $3.9 million, commissions increased $3.4 million and computer hardware and software increased $2.8 million. See above SG&A variance explanations related to the three months ended September 30, 2017, as compared to the same period in the prior year, as they are also relevant explanations for the above SG&A variances for the nine months ended September 30, 2017, as compared to the same period in the prior year. Commissions increased due to the increase in revenue.

Research and Development (“R&D”) Expenses

The following table summarizes our total R&D Expenses (in millions):

	Three months ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
R&D	$12.8	$3.7	$9.1	245.9%	$37.4	$10.3	$27.1	263.1%

R&D expenses increased for the three and nine months ended September 30, 2017, as compared to the same periods in the prior year due to the acquisition of HIS.

Restructuring and Strategic Transaction and Integration Expenses

Restructuring and strategic transaction and integration expenses were $18.7 million and $68.0 million for the three and nine months ended September 30, 2017, respectively, as compared to $2.8 million and $4.3 million for the three and nine months ended September 30, 2016, respectively.

Restructuring charges

Restructuring charges were $3.2 million and $19.0 million for the three and nine months ended September 30, 2017, respectively. These charges were related to (i) severance costs from the reduction in our workforce needed to eliminate duplicative positions created as a result of the HIS acquisition and (ii) we are also in the process of closing our Dominican Republic manufacturing facilities and have incurred expenses associated with the closure and transfer of assets and production to our Costa Rica and Mexico manufacturing facilities. We expect to pay unpaid restructuring charges as of September 30, 2017, by the end of the end of 2017.

Restructuring charges were $0.4 million and $0.8 million for the three and nine months ended September 30, 2016, respectively. These charges were primarily related to residual expenses for the closure of our Slovakian manufacturing facility and we incurred $0.2 million related to other restructuring activities.

Strategic transaction and integration expenses

Strategic transaction and integration expenses were $15.5 million and $49.0 million for the three and nine months ended September 30, 2017, respectively, primarily related to our acquisition of the HIS business.

Strategic transaction and integration expenses were $2.4 million and $3.5 million for the three and nine months ended September 30, 2016, related to initial costs incurred on our acquisition of HIS, to our 2015 acquisition of EXC Holding Corp. and to our second quarter 2016 acquisition of Tangent Medical Technologies, Inc.

Change in Fair Value of Earn-out

The fair value revaluation of our earn-out resulted in a loss of $7.0 million and $13.0 million for the three and nine months ended September 30, 2017.

Bargain Purchase Gain

The HIS acquisition resulted in a bargain purchase gain. For the three and nine months ended September 30, 2017 we recognized a bargain purchase gain of $8.5 million and $71.8 million, respectively, related to this acquisition. The bargain purchase gain represents the excess of the estimated fair market value of the identifiable tangible and intangible assets acquired and liabilities assumed, net of deferred tax liabilities over the total purchase consideration. The bargain purchase gain is subject to additional adjustment upon the finalization of the valuations of acquired assets and liabilities associated with the HIS acquisition.

Interest Expense

Interest expense was $0.7 million and $1.7 million for the three and nine months ended September 30, 2017, respectively. The interest expense is related to the $75 million seller note from Pfizer as part of the HIS business acquisition. This three-year interest only seller note bears interest at LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter.

Other (Expense) Income

Other (expense) income was $0.6 million and $(2.0) million for the three and nine months ended September 30, 2017, respectively. Other (expense) income was $0.3 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

Income Taxes

Income taxes were accrued at an estimated effective tax rate of (66)% and 25% for the nine months ended September 30, 2017, and 2016, respectively.

The effective tax rate for the nine months ended September 30, 2017 differs from the federal statutory rate of 35% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, tax credits and the impact of the gain on bargain purchase. The effective tax rate during the nine months ended September 30, 2017 also included a material tax benefit of $12.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

The effective tax rate for the nine months ended September 30, 2016 differs from the federal statutory rate of 35% principally because of the effect of foreign and state income taxes, tax credits and deductions for domestic production activities. The effective tax rate during the nine months ended September 30, 2016 also included a material tax benefit of $6.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

Liquidity and Capital Resources

During the first nine months of 2017, our cash, cash equivalents and short and long-term investments decreased by $119.7 million from $445.1 million at December 31, 2016 to $325.3 million at September 30, 2017.

Cash Flows from Operating Activities

Our net cash provided by operations for the nine months ended September 30, 2017 was $69.9 million. Net income plus adjustments for non-cash net expenses contributed $31.5 million to cash provided by operations, and cash used by changes in operating assets and liabilities was $38.4 million. The changes in operating assets and liabilities included a $148.5 million decrease in inventories, a $63.2 million increase in accrued liabilities and a $17.6 million increase in accounts payable. Offsetting these amounts was a $125.4 million increase in prepaid expenses and other assets, a $51.5 million increase in accounts receivable and $14.0 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in inventory was due to a planned inventory reduction of our acquired inventory to manage working capital needs. The increase in accrued liabilities was primarily a result of increased salary and benefits due to a larger workforce. The increase in accounts payable was due to the increase in expenses related to the post-acquisition operations. The increase in prepaid expenses and other assets was primarily due to amounts paid for transitional service arrangement fees, working capital adjustments and other HIS-related amounts. The increase in accounts receivable is due to the increase in revenue. The net changes in income taxes was a result of the timing of payments.

Our net cash provided by operations for the nine months ended September 30, 2016 was $68.7 million. Net income plus adjustments for non-cash net expenses contributed $79.0 million to cash provided by operations, and cash used by changes in operating assets and liabilities was $10.3 million. The changes in operating assets and liabilities included a $7.3 million decrease in accrued liabilities, a $6.6 million increase in inventories, a $2.2 million increase in prepaid expenses and other assets, and a $1.6 million decrease in accounts payable, partially offset by a $4.7 million increase in accounts receivable and $2.7 million in net changes to income taxes and deferred income taxes. The decrease in accrued liabilities was primarily due to the pay-out of fiscal year 2015 accrued bonuses in February of 2016, the payment of accrued restructuring charges related to the closure of our Slovakian manufacturing facility and the payment of acquisition-related accruals from our 2015 EXC acquisition. The increase in inventories was primarily due to building finished good safety stock, to support better customer deliveries, raw materials related to our Slovakia plant closure, and related transfer to our Mexico plant, and inventory associated with the acquired SwabCap product-line. The increase in prepaid expenses and other assets was primarily due to repayment of state aid and interest related to the closure of our Slovakian manufacturing facilities. The decrease in accounts payable was a result of the timing of disbursements. The increase in accounts receivable was due to an increase in revenue. The net changes in income taxes was a result of the timing of payments for cash tax purposes, which includes true-ups for 2015 overpayment and 2016 estimated taxes.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Investing Cash Flows:
Purchases of property and equipment	$(51,702)	$(15,018)	$(36,684)	(1)
Proceeds from sale of assets	2	1	1
Business acquisitions, net of cash acquired	(157,097)	(2,584)	(154,513)	(2)
Intangible asset additions	(3,718)	(861)	(2,857)
Purchases of investment securities	(24,743)	(111,575)	86,832	(3)
Proceeds from sale of investment securities	—	45,429	(45,429)	(4)
Net cash (used in) provided by investing activities	$(237,258)	$(84,608)	$(152,650)
______________________________
(1) Our purchases of property and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities. The year-over-year increases primarily related to HIS entities.

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

(3)
Our purchases of investment securities will vary from period to period based on current cash needs, planning for known future transactions and due to changes in our investment strategy. In December 2016, we liquidated all of our investment securities to use the proceeds to fund the acquisition of HIS. In September 2017, we began to purchase investment securities in accordance with our investment policy.

(4) In December 2016, we liquidated all of our investment securities and used the proceeds to fund the acquisition of HIS. Accordingly, we did not have an investment balance until purchases were made in September 2017 and we have not had any investment sales during the nine months ended September 30, 2017.

While we can provide no assurances, we estimate that our capital expenditures in 2017 will approximate $80 million. In January 2017, we completed an expansion of our Mexico manufacturing plant. We anticipate making additional investments in molds, machinery and equipment in our manufacturing operations in the United States and Mexico to support new and existing products and in IT to benefit world-wide integrated operations. We expect to use our cash to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$19,967	$15,830	$4,137	(1)
Proceeds from employee stock purchase plan	2,705	2,361	344
Purchase of treasury stock	(3,951)	(17,155)	13,204	(2)
Net cash provided by (used in) financing activities	$18,721	$1,036	$17,685
______________________________
(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the nine months ended September 30, 2017, our employees surrendered 27,129 shares of our common stock from vested restricted stock awards as consideration for approximately $4.0 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of September 30, 2017, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of $7.2 million available for future purchases. This plan has no expiration date. We are currently limited on share purchases in accordance with the terms and conditions of our senior note with Pfizer (see Note 15: Long-Term Obligations in our accompanying condensed consolidated financial statements).

After our acquisition of the HIS business, we continue to maintain a substantial cash position. Cash generated includes stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, and fund capital expenditures and to take advantage of acquisition opportunities that may arise.

As of September 30, 2017, we had $82.2 million of cash and cash equivalents held in local currency by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes for a portion of any repatriated funds. However, we expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

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

On November 8, 2017, we entered into a new five-year Senior Secured Revolving Credit Facility ("Credit Facility") with various lenders for $150 million, with Wells Fargo Bank, N.A. as the administrative agent. The Credit Facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility by the greater of (i) $100 million and (ii) 2.00x Total Leverage. Under the terms of the facility we will be subject to certain financial covenants pertaining to leverage and fixed charge coverage ratios. Borrowings under the Credit Facility will bear interest at LIBOR plus an applicable margin tied to the leverage ratio in effect. The unused portion of the Credit Facility will be subject to a per annum commitment fee which is also calculated using the leverage ratio in effect.

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

Contractual Obligations

Our contractual obligations increased significantly due to the acquisition of HIS. The following table summarizes our contractual obligations, excluding open orders for purchases that support normal operations, as of September 30, 2017 (in thousands):

	Payments Due By Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$75,000	$—	$—	$—	$75,000	$—	$—
Interest payments on long-term debt obligations	7,475	763	3,198	3,215	299		—
Operating lease obligations	33,763	2,638	9,208	5,769	3,378	3,219	9,551
Purchase obligations(1)	97,970	5,513	4,477	14,005	34,757	39,218	—
Total contractual obligations	$214,208	$8,914	$16,883	$22,989	$113,434	$42,437	$9,551
___________________________________
(1) Purchase obligations includes agreements to purchase goods that are enforceable and legally binding. These amounts are not accrued as of September 30, 2017. It does not include milestone payments where payments may be refundable unless regulatory approval is obtained.

Description of Indebtedness

Senior Note

We entered into a senior note with Pfizer on February 3, 2017 to partially finance the HIS business acquisition and pay interest on that note based on LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter.

At September 30, 2017, we had $75.0 million in principal outstanding under the senior note. The senior note is a three-year interest-only note and matures on February 3, 2020.

On November 8, 2017, we fully repaid the $75 million in outstanding principal under the senior note payable to Pfizer.

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

If the LIBOR rate increases or decreases 1% from September 30, 2017, the additional annual interest expense or savings would amount to $0.8 million.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, accounts receivable and accounts payable and accrued liabilities. In our European operations, our net Euro asset position at September 30, 2017 was approximately €48.7 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the September 30, 2017 spot rate would impact our consolidated amounts on these balance sheet items by approximately $5.8 million, or 2.7% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as mentioned above.

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

The HIS business has resulted in significant growth in our personnel and operations, adding approximately 4,300 employees to our headcount, bringing our total headcount as of September 30, 2017 to approximately 7,000 employees. In addition, the acquisition process and other events prior to our acquisition put a significant strain on certain HIS business customer relationships. We will continue to incur significant expenditures and the allocation of management time to assimilate the HIS business employees in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong customer relationships, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

There have been no other material changes in the risk factors other than those mentioned above from those previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the third quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
07/01/2017 — 07/31/2017	—	$—	—	$7,169,000
08/01/2017 — 08/31/2017	—	$—	—	$7,169,000
09/01/2017 — 09/30/2017	—	$—	—	$7,169,000
Third quarter of 2017 total	—	$—	—	$7,169,000
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

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	November 9, 2017
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1	Credit Agreement, dated as of November 8, 2017, among ICU Medical, Inc., as borrower, certain lenders party thereto and Wells Fargo Bank, N.A., as administrative agent and swingline lender.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document