Form 10-Q
period 2018-03-31
ICU MEDICAL INC/DE
filed 2018-05-10
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2018
Common	20,317,014
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31, 2018	December 31, 2017
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254,536	$290,072
Short-term investment securities	14,180	10,061
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	268,716	300,133
Accounts receivable, net of allowance for doubtful accounts of $3,839 at March 31, 2018 and $3,311 at December 31, 2017	123,477	112,696
Inventories	295,548	288,657
Prepaid income tax	16,111	10,594
Prepaid expenses and other current assets	32,406	41,286
Related-party receivable	132,272	98,807
Assets held-for-sale	—	12,489
TOTAL CURRENT ASSETS	868,530	864,662

PROPERTY AND EQUIPMENT, net	407,582	398,684
LONG-TERM INVESTMENT SECURITIES	9,896	14,579
GOODWILL	12,314	12,357
INTANGIBLE ASSETS, net	136,645	143,753
DEFERRED INCOME TAXES	20,073	24,775
OTHER ASSETS	37,702	38,141
TOTAL ASSETS	$1,492,742	$1,496,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,195	$78,228
Accrued liabilities	116,448	132,064
TOTAL CURRENT LIABILITIES	198,643	210,292

CONTINGENT EARN-OUT LIABILITY	23,000	27,000
OTHER LONG-TERM LIABILITIES	35,074	55,326
DEFERRED INCOME TAXES	1,482	1,487
INCOME TAX LIABILITY	4,592	4,592
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued 20,317 shares at March 31, 2018 and 20,210 shares at December 31, 2017; Outstanding, 20,304 shares at March 31, 2018 and 20,210 shares at December 31, 2017	2,032	2,021
Additional paid-in capital	632,012	625,568
Treasury stock, at cost	(3,176)	—
Retained earnings	596,829	585,624
Accumulated other comprehensive income (loss)	2,254	(14,959)
TOTAL STOCKHOLDERS' EQUITY	1,229,951	1,198,254
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,492,742	$1,496,951
______________________________________________________
(1) December 31, 2017 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2018	2017
REVENUE:
Net sales	$372,033	$231,788
Other	—	15,951
TOTAL REVENUE	372,033	247,739
COST OF GOODS SOLD	223,032	158,794
GROSS PROFIT	149,001	88,945
OPERATING EXPENSES:
Selling, general and administrative	86,997	64,886
Research and development	12,586	11,641
Restructuring, strategic transaction and integration	21,569	29,401
Change in fair value of contingent earn-out	(4,000)	—
Contract settlement	28,917	—
TOTAL OPERATING EXPENSES	146,069	105,928
INCOME (LOSS) FROM OPERATIONS	2,932	(16,983)
BARGAIN PURCHASE GAIN	—	63,237
INTEREST EXPENSE	(135)	(513)
OTHER INCOME	1,026	107
INCOME BEFORE INCOME TAXES	3,823	45,848
BENEFIT FOR INCOME TAXES	1,052	10,015
NET INCOME	$4,875	$55,863
NET INCOME PER SHARE
Basic	$0.24	$3.03
Diluted	$0.23	$2.86
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,255	18,439
Diluted	21,400	19,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended March 31,
	2018	2017
NET INCOME	$4,875	$55,863
Other comprehensive income, net of tax:
Cash flow hedge adjustments, net of taxes of $573 for the three months ended March 31, 2018	1,814	—
Foreign currency translation adjustment, net of taxes of $0 and $48 for the three months ended March 31, 2018 and 2017, respectively	15,397	2,029
Other adjustments, net of taxes of $0 for the three months ended March 31, 2018	2	—
Other comprehensive income, net of taxes	17,213	2,029
TOTAL COMPREHENSIVE INCOME	$22,088	$57,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,875	$55,863
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,304	11,594
Provision for doubtful accounts	448	13
Provision for warranty and returns	367	1,286
Stock compensation	5,462	4,006
Loss on disposal of property and equipment	53	18
Bond premium amortization	142	—
Debt issuance costs amortization	72	—
Bargain purchase gain	—	(63,237)
Change in fair value of contingent earn-out	(4,000)	—
Impairment of assets held for sale	269	—
Write-off of acquired intangible	5,000	—
Other	2,435	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,901)	(82,266)
Inventories	10,942	22,233
Prepaid expenses and other assets	3,569	(66,573)
Related-party receivables	(32,779)	—
Accounts payable	8,737	11,456
Accrued liabilities	(29,455)	39,907
Income taxes, including excess tax benefits and deferred income taxes	(3,272)	(10,909)
Net cash used in operating activities	(20,732)	(76,609)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,544)	(16,396)
Proceeds from sale of asset	13,000	—
Business acquisitions, net of cash acquired	—	(157,097)
Intangible asset additions	(1,899)	(410)
Purchases of investment securities	(4,478)	—
Proceeds from sale of investment securities	4,900	—
Net cash used in investing activities	(15,021)	(173,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,155	8,992
Proceeds from employee stock purchase plan	—	1,326
Purchase of treasury stock	(5,338)	(3,718)
Net cash (used in) provided by financing activities	(2,183)	6,600
Effect of exchange rate changes on cash	2,400	692
NET DECREASE CASH AND CASH EQUIVALENTS	(35,536)	(243,220)
CASH AND CASH EQUIVALENTS, beginning of period	290,072	445,082
CASH AND CASH EQUIVALENTS, end of period	$254,536	$201,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)

	Three months ended March 31,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$280	$437

Detail of acquisitions:
Fair value of assets acquired	$—	$881,732
Cash paid for acquisitions, net of cash acquired	—	(157,097)
Non-cash seller note	—	(75,000)
Estimated working capital adjustment	—	7,512
Contingent consideration	—	(19,000)
Issuance of common stock	—	(413,139)
Bargain purchase gain	—	(63,237)
Goodwill	—	1,015
Liabilities assumed	$—	$162,786

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., ("ICU") a Delaware corporation, filed with the SEC for the year ended December 31, 2017.

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

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update change both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results to facilitate financial reporting that more closely reflects an entity's risk management activities. The amendments in this update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments are effective for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2018. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. We early adopted this ASU on January 1, 2018 and this ASU did not have a material impact on our consolidated financial statements or related footnote disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the ASU, an entity will account for the effects of a modification unless (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (ii) the vesting conditions of the modified award are the same vesting conditions as the original award immediately before the original award is modified, and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted this ASU on January 1, 2018 and this ASU did not have a material impact on our consolidated financial statements or related footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set (integrated set of assets and activities) is not a business.  If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

whether a market participant could replace the missing elements. The amendments in ASU 2017-01 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments in this ASU should be applied prospectively on or after the effective date. We adopted this ASU on January 1, 2018 and this ASU did not have a material impact on our consolidated financial statements or related footnote disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current generally accepted accounting principles prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until after the asset has been sold to an outside party. The amendments in ASU 2016-16 eliminates this prohibition. Accordingly an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Amendments in this update are effective for annual reporting periods beginning after December 15, 2017. We adopted this ASU on January 1, 2018 and this ASU did not have a material impact on our consolidated financial statements or related footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides specific guidance on eight cash flow issues where current guidance is unclear or does not include any specifics on classification. The eight specific cash flow issues are: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with zero coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in ASU 2016-15 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Amendments should be applied using a retrospective transition method to each period presented. We adopted this ASU on January 1, 2018 and this ASU did not have a material impact on our consolidated financial statements or related footnote disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee). The amendments in this update will be effective for fiscal years beginning after December 15, 2017. We adopted this ASU on January 1, 2018 and this ASU did not have a material impact on our consolidated financial statements or related footnote disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU 2014-09.  On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Subsequent to the issuance of this ASU, the FASB issued three amendments: ASU No. 2016-08, which clarifies principal versus agent considerations; ASU 2016-10, which clarifies guidance related to identifying performance obligations and licensing implementation; and ASU 2016-12, which provides narrow-scope improvements and practical expedients. All of the amendments have the same effective date mentioned above.

We adopted the standard effective January 1, 2018. See Note 5, Revenue for a discussion of the impact and the required enhanced disclosures.

Recently Issued Accounting Standards

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. This ASU is not expected to have a material impact on our consolidated financial statements or related footnote disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

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

On February 3, 2017, we acquired 100% interest in Pfizer Inc.’s (“Pfizer”) Hospira Infusion Systems ("HIS") business for total cash consideration of approximately $255.8 million (net of estimated working capital adjustments paid at closing), which was financed with existing cash balances and a $75 million three-year interest-only seller note. We also issued 3.2 million shares of our common stock. The fair value of the common shares issued to Pfizer was determined based on the closing price of our common shares on the issuance date, discounted to reflect a contractual lock-up period whereby Pfizer cannot transfer the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement or (ii) eighteen months from the closing date. Additionally, Pfizer also may be entitled up to an additional $225 million in cash contingent consideration based on the achievement of performance targets for the combined company for the three years ending December 31, 2019 ("Earnout Period"). In the event that the sum of our Adjusted EBITDA as defined in the Amended and Restated Stock and Asset Purchase Agreement between us and Pfizer (the “HIS Purchase Agreement”) for the three years in the Earnout Period (the "Cumulative Adjusted EBITDA") is equal to or exceeds approximately $1 billion ("the "Earnout Target"), then Pfizer will be entitled to receive the full amount of the earnout. In the event that the Cumulative Adjusted EBITDA is equal to or greater than 85% of the Earnout Target (but less than the Earnout Target), Pfizer will be entitled to receive the corresponding percentage of the earnout. In the event that the Cumulative

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adjusted EBITDA is less than 85% of the Earnout Target, then no earnout amount will be earned by Pfizer. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long-term risk-free rate. We believe that the acquisition of the HIS business, which includes IV pumps, solutions and consumable devices complements our pre-existing business by creating a company that has a complete infusion therapy product portfolio. We believe that the acquisition significantly enhances our global footprint and platform for continued competitiveness and growth.

The purchase price allocation for HIS was completed during the fourth quarter of 2017.

Final Purchase Price

The following table summarizes the final purchase price and the final allocation of the purchase price related to the assets and liabilities purchased (in thousands, except per share data):

Cash consideration for acquired assets	$180,785
Fair value of Seller Note	75,000
Fair value of contingent consideration payable to Pfizer (long-term)	19,000

Issuance of ICU Medical, Inc. common shares:
Number of shares issued to Pfizer	3,200
Price per share (ICU's trading closing share price on the Closing Date)	$140.75
Market price of ICU shares issued to Pfizer	$450,400
Less: Discount due to lack of marketability of 8.3%	(37,261)
Equity portion of purchase price	413,139
Total Consideration	$687,924

Purchase Price Allocation:
Cash and cash equivalents	$31,082
Trade receivables	362
Inventories	417,622
Prepaid expenses and other assets	13,911
Property and equipment	288,134
Intangible assets(1)	131,000
Other assets	29,270
Accounts payable	(12,381)
Accrued liabilities	(47,936)
Long-term liabilities(2)	(67,170)
Total identifiable net assets acquired	$783,894
Deferred tax liability	(25,080)
Gain on Bargain Purchase	(70,890)
Purchase Consideration	$687,924
______________________________

(1) Identifiable intangible assets includes $48 million of customer relationships, $44 million of developed technology - pumps and dedicated sets, $34 million of developed technology - consumables, and $5 million of in-process research and development ("IPR&D"). The weighted amortization period are as follows: approximately nine years for the total identifiable assets; eight years for customer relationships; ten years for the developed technology - pumps and dedicated sets; and twelve years for the

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

developed technology - consumables. The IPR&D is non-amortizing until the associated research and development efforts are complete.

(2) Long-term liabilities primarily consisted of contract liabilities, product liabilities and long-term employee benefits.

The fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration to be paid resulting in a bargain purchase gain. Before recognizing a gain on a bargain purchase, we reassessed the methods used in the purchase accounting and verified that we had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered.  We also reevaluated the fair value of the contingent consideration transferred to determine that it was appropriate.  We determined that the bargain purchase gain was primarily attributable to expected restructuring costs as well as a reduction to the initially agreed upon transaction price caused primarily by revenue shortfalls across all market segments of the HIS business, negative manufacturing variance due to the drop in revenue and higher operating and required stand up costs, when compared to forecasts of the HIS business at the time that the purchase price was agreed upon. After the continuing review of the product demand and operations of the HIS business, including the resulting expected restructuring activities, we forecasted our estimated Adjusted EBITDA from the HIS business in 2017 to be $35 million - $40 million, which is considerably lower than the forecast contemplated in initial negotiations with Pfizer, which resulted in an estimated fair value of $19 million related to the $225 million earn out. Restructuring costs, if incurred, would be expensed in future periods (see Note 4: Restructuring Charges). The bargain purchase gain is separately stated below income from operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017.

The identifiable intangible assets and other long-lived assets acquired have been valued as Level 3 assets at fair market value. The estimated fair value of identifiable intangible assets were developed using the income approach and are based on critical estimates, judgments and assumptions derived from analysis of market conditions, discount rate, discounted cash flows, royalty rates, customer retention rates and estimated useful lives. Fixed assets were valued with the consideration of remaining economic lives. The raw materials inventory was valued at historical cost and adjusted for any obsolescence, the work in process was valued at estimated sales proceeds less costs to complete and costs to sell, and finished goods inventory was valued at estimated sales proceeds less costs to sell. The prepaid expenses and other current assets and assumed liabilities were recorded at their carrying values as of the date of the acquisition, as their carrying values approximated their fair values due to their short-term nature.

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

Strategic Transaction and Integration Expenses

We incurred and expensed $19.8 million in transaction and integration expenses during the three months ended March 31, 2018 primarily related to the integration of the HIS business. These costs primarily related to consulting, legal and the transitional service agreement. We incurred $21.1 million in transaction and integration expenses during the three months ended March 31, 2017. The transaction and integration expenses were primarily related to our acquisition of the HIS business.

Note 4: Restructuring Charges

During the three months ended March 31, 2018 and the year ended December 31, 2017, restructuring charges were incurred as a result of integrating the HIS acquired operations into our business and include severance costs related to involuntary employee terminations and facility exit costs related to the closure of the Dominican Republic manufacturing facility, which was sold in March 2018. All material charges in regard to these restructuring activities have been incurred as of March 31, 2018. The cumulative amount incurred to date in connection with the HIS acquisition is $20.6 million. Restructuring charges are included in the restructuring, strategic transaction and integration line item in our condensed consolidated statement of operations.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the details of changes in our restructuring-related accrual for the period ending March 31, 2018 (in thousands):

	Accrued Balance December 31, 2017	Charges Incurred	Payments	Other Adjustments	Accrued Balance March 31, 2018
Severance pay and benefits	$915	$1,772	$(1,660)	$—	$1,027
Employment agreement buyout	1,114	—	(96)	(7)	1,011
Facility closure expenses	—	28	(28)	—	—
	$2,029	$1,800	$(1,784)	$(7)	$2,038

Note 5: Revenue

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
We adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), effective January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and will continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition.

Due to the cumulative impact, net of tax, of adopting ASC Topic 606, we recorded a net increase of $6.3 million to opening retained earnings as of January 1, 2018. The impact is primarily related to our bundled arrangements where we sell software licenses and implementation services, in addition to equipment, consumables and solutions. Under ASC Topic 605, revenue for the equipment was recognized upon delivery and software licenses and implementation services were typically recognized over the contract term. Under ASC Topic 606, revenue for the bundled equipment, software and software implementation services are recognized upon implementation. This results in an acceleration of software related revenue, offset by a delay in the recognition of related revenue of the equipment. Under ASC Topic 605, consumables and solutions revenues were typically recognized upon delivery. Under ASC 606, consumables and solutions revenues are recognized as the customer obtains control of the asset, which is at shipping point. This results in an acceleration in the recognition of consumables and solutions revenue.

Additionally, the timing of revenue recognition for software license renewals changed under ASC Topic 606. Under ASC Topic 605, revenue related to software renewals was recognized on a ratable basis over the license period. Under ASC Topic 606, the license, which is considered functional IP, is considered to be transferred to the customer at a point in time, specifically, at the start of each annual renewal period. As a result, under ASC Topic 606, revenue related to our annual software license renewals is accelerated when compared to ASC Topic 605.

Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables represent the amounts by which each financial statement line item is affected in the current year as a result of applying ASC Topic 606 (in thousands):

	For the three months ended March 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Adoption
Revenue	$372,033	$374,045	$(2,012)
Cost of goods sold	$223,032	$223,011	$21
Gross Profit	$149,001	$151,034	$(2,033)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2018
	As Reported	Without Adoption of ASC Topic 606	Effect of Adoption
Prepaid expenses and other current assets	32,406	$35,529	$(3,123)
Accrued liabilities	116,448	$129,932	$(13,484)
Deferred income taxes	20,073	$22,072	$(1,999)

Revenue Recognition

The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended March 31,
Geography	2018	2017 (1)
EMEA	$39,524	$24,953
APAC	18,624	11,416
LATAM	13,093	6,477
North America	19,135	11,561
Other	80	—
Total Foreign	90,456	54,407
United States	281,577	193,332
Total Revenues	$372,033	$247,739

The following table represents our revenues disaggregated by product (in thousands):

	For the three months ended March 31,
Product line	2018	2017 (1)
Infusion Consumables	$119,911	$75,713
IV Solutions	144,440	97,370
Infusion Systems (2)	93,439	46,670
Critical Care	14,243	12,396
Other	—	15,590
Total Revenues	$372,033	$247,739
_______________________________
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) For the three months ended March 31, 2018, Infusion Systems revenue includes $1.3 million in revenue recognized over time. The remainder of our revenue is recognized at a point in time. See below for details related to arrangements with multiple performance obligations.

Our primary product lines are Infusion Consumables, IV Solutions, Infusion Systems and Critical Care. The vast majority of our sales of these products are made on a stand-alone basis to hospitals, group purchasing organization (“GPO”) member hospitals and distributors. Our product sales are typically free on board shipping point and ownership of the product transfers to the customer on shipment. As a result, revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment.

Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We offer certain volume-based rebates to our distribution customers, which we record as variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time and our historical experience with each customer to estimate the most likely rebate amount.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also warrant products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available and our historical experience. We also provide for extended service-type warranties, which we consider to be separate performance obligations. We allocate a portion of the transaction price to the extended service-type warranty based on its estimated relative selling price, and recognize revenue over the period the warranty service is provided.

Arrangements with Multiple Performance Obligations

We also enter into arrangements which include multiple performance obligations. These arrangements typically consist of the sale of infusion systems equipment, along with annual software licenses and related software implementation services, as well as infusion consumables, IV solutions and extended warranties. For such arrangements, we allocate the transaction price to each performance obligation based on its relative standalone selling price. Equipment, software licenses and software implementation services are typically combined into a single performance obligation and recognized upon implementation. As annual software licenses are renewed, we recognize revenue for the license at a point in time, at the start of each annual renewal period. Consumables and solutions are separate performance obligations, recognized at a point in time.

The most significant judgments related to these arrangements include:

•	Identifying the various performance obligations of these arrangements.

•	Estimating the relative standalone selling price of each performance obligation, typically using directly observable method or calculated on a cost plus margin basis method.

Contract balances

The following table presents our changes in the contract balances for the three months ended March 31, 2018 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2018	$(7,066)
Equipment revenue recognized	288
Equipment revenue deferred due to implementation	(1,558)
Software revenue recognized	655
Software revenue deferred due to implementation	(4,080)
Ending balance, March 31, 2018	$(11,761)

As of March 31, 2018, revenue from remaining performance obligations related to implementation of software and equipment is $7.6 million. We expect to recognize substantially all of this revenue within the next six months. Revenue from remaining performance obligations related to annual software licenses is $4.2 million. We expect to recognize substantially all of this revenue over the next twelve months.

Costs to Obtain a Contract with a Customer

As part of the cost to obtain a contract, we may pay incremental commissions to sales employees upon entering into a sales contract. Under ASC Topic 606, we have elected to expense these costs as incurred as the period of benefit is less than one year.

Practical expedients and exemptions

In addition to the practical expedient applied to sales commissions, under ASC Topic 606, we elected to apply the practical expedient for shipping and handling costs incurred after the customer has obtained control of a good. We will continue to treat these costs as a fulfillment cost rather than as an additional promised service.

Note 6:     Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were 24,781 anti-dilutive securities for the three months ended March 31, 2018. There were 6,239 anti-dilutive securities for the three months ended March 31, 2017.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Net income	$4,875	$55,863
Weighted-average number of common shares outstanding (for basic calculation)	20,255	18,439
Dilutive securities	1,145	1,110
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,400	19,549
EPS — basic	$0.24	$3.03
EPS — diluted	$0.23	$2.86

Note 7:    Derivatives and Hedging Activities

Hedge Accounting and Hedging Program

During the second quarter of 2017, we implemented a cash flow hedging program. The purpose of our hedging program is to manage the foreign currency exchange rate risk on forecasted expenses denominated in currencies other than the functional currency of the operating unit. We do not issue derivatives for trading or speculative purposes.

In May 2017, we entered into a two-year cross-currency par forward contract to hedge a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instrument is recorded at fair value on the condensed consolidated balance sheets and is classified based on the instrument's maturity date. We record changes in the intrinsic value of the effective portion of the gain or loss on the derivative instrument as a component of Other Comprehensive Income and we reclassify that gain or loss into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The total notional amount of our outstanding derivative as of March 31, 2018 was approximately 420.2 million MXN. The term of our currency forward contract is May 1, 2017 to May 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.01MXN/USD over the term of the two-year contract.

In January 2018, we entered into an additional six-month cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of March 31, 2018 was approximately 183.9 million MXN. The term of the six-month contract is May 1, 2019 to November 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.43 MXN/USD over the term of the six-month contract.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives
	Condensed Consolidated Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:	Prepaid expenses and other current assets	$1,299	$—
	Other assets	500	—
	Accrued Liabilities	—	187
	Other long-term liabilities	—	402
Total derivatives designated as cash flow hedging instruments		$1,799	$589

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended March 31,
		2018	2017
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$235	—

We recognized the following gains on our foreign exchange contract designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended March 31,			Three months ended March 31,

	2018	2017	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$2,622	$—	Cost of goods sold	$235	$—
Total derivatives designated as cash flow hedging instruments	$2,622	$—		$235	$—

As of March 31, 2018, we expect approximately $1.3 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

During the first quarter of 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer may be entitled up to $225 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 are achieved. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the WACC less the long-term risk free-rate. The initial value assigned to the contingent consideration was a result of forecasted product demand of our HIS business, as discussed further in Note 3: Acquisition, Strategic Transaction and Integration Expenses. At each reporting date subsequent to the acquisition we re-measure the earn-out using the same methodology above and recognize any changes in value. If the probability of achieving the performance target significantly changes from what we initially anticipated, the change could have a significant impact on our financial statements in the period recognized. Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The following table provides a reconciliation of the Level 3 earn-out liability measured at estimated fair value as of December 31, 2017 to March 31, 2018 (in thousands):

Earn-out Liability
Accrued balance, December 31, 2017	$27,000
Change in fair value of earn-out (included in income from operations as a separate line item)	(4,000)
Accrued balance, March 31, 2018	$23,000

The fair value of the earn-out at March 31, 2018 changed from the fair value calculated at December 31, 2017 due to a change in the underlying cumulative adjusted EBITDA forecast, and changes in certain assumptions used in the Monte Carlo simulation, as detailed in the below table.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liability as of December 31, 2017 and March 31, 2018. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

Simulation Input	As of March 31, 2018	As of December 31, 2017
Adjusted EBITDA Volatility	26.00%	26.00%
WACC	8.50%	8.75%
20-year risk free rate	2.85%	2.58%
Market price of risk	5.50%	5.99%
Cost of debt	4.77%	4.08%

The fair value of our investments is estimated using observable market based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs, which consisted of corporate bonds.

The fair value of our Level 2 forward currency contracts are estimated using observable market inputs such as known notional value amounts, spot and forward exchange rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

The assets related to our Dominican Republic manufacturing facilities were classified as assets held-for-sale as of December 31, 2017. These assets are separately stated in our condensed consolidated balance sheet. The fair value of these Level 3 assets was determined as part of the HIS business valuation and was based on a market approach using comparable building and land sales data and the analysis of market conditions.

There were no transfers between Levels during the three months ended March 31, 2018.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at March 31, 2018
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$14,180	$—	$14,180	$—
Long-term	9,896	—	9,896	—
Foreign exchange forwards:
Prepaid expenses and other current assets	1,299	—	1,299	—
Other assets	500	—	500	—
Total Assets	$25,875	$—	$25,875	$—

Liabilities:
Earn-out liability	$23,000	$—	$—	$23,000
Total Liabilities	$23,000	$—	$—	$23,000

	Fair value measurements at December 31, 2017
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$10,061	$—	$10,061	$—
Long-term	14,579	—	14,579	—
Total Assets	$24,640	$—	$24,640	$—

Liabilities:
Earn-out liability	$27,000	$—	$—	$27,000
Foreign exchange forwards:
Accrued liabilities	187	—	187	—
Other long-term liabilities	402	—	402	—
Total Liabilities	$27,589	$—	$589	$27,000

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

Note 9: Investment Securities

Our investment securities currently consist of short-term and long-term corporate bonds. Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in investment income in other income on our condensed consolidated statements of income. There have been no realized gains or losses on their disposal. Realized gains and losses are accounted for on the specific identification method. The scheduled maturities of the debt securities are between 2018 and 2020. All short-term investment securities are all callable within one year.

Our short and long-term investment securities consisted of the following (in thousands):

	As of March 31, 2018
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,180	$—	$14,180
Long-term corporate bonds	9,896	—	9,896
Total investment securities	$24,076	$—	$24,076

	As of December 31, 2017
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$10,061	$—	$10,061
Long-term corporate bonds	14,579	—	14,579
Total investment securities	$24,640	$—	$24,640

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10:     Prepaid Expenses, Other Current Assets and Related-Party Receivables

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Deposits	$404	$21,940
Other prepaid expenses and receivables	14,530	4,208
Prepaid insurance and property taxes	3,872	2,580
VAT/GST receivable	5,567	8,097
Deferred tax charge	1,550	1,326
Other	6,483	3,135
	$32,406	$41,286

Related-party receivables consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Third-party receivables due from Pfizer	$79,244	$36,425
HIS business acquisition related	53,028	62,382
	$132,272	$98,807

Third-party receivables due from Pfizer relates to trade accounts receivable that has already been collected from customers by Pfizer on our behalf. HIS business acquisition related receivables include amounts due from Pfizer related to the manufacturing and supply agreements and amounts we prepaid to Pfizer for operational expenses under the transition services agreement.

Pfizer became a related party to us when we issued 3.2 million shares of our common stock as partial consideration for the acquisition of HIS. On February 3, 2017, we entered into a transitional services agreement and two Manufacturing and Supply Agreements ("MSAs") with Pfizer (see Note 19, Collaborative and Other Arrangements). During the three months ended March 31, 2018 and 2017, the revenue for goods manufactured for Pfizer was $18.1 million and $14.7 million, respectively. For the three months ended March 31, 2018 and 2017, the cost of product manufactured by Pfizer for us was $17.2 million and $12.5 million, respectively.

Note 11: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw material	$78,732	$82,397
Work in process	51,545	42,304
Finished goods	165,271	163,956
Total inventories	$295,548	$288,657

Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Machinery and equipment	$236,234	$220,999
Land, building and building improvements	207,922	206,846
Molds	56,431	56,253
Computer equipment and software	45,652	44,408
Furniture and fixtures	7,651	7,361
Instruments placed with customers*	15,521	15,812
Construction in progress	64,068	57,144
Total property and equipment, cost	633,479	608,823
Accumulated depreciation	(225,897)	(210,139)
Property and equipment, net	$407,582	$398,684
______________________________
*Instruments placed with customers consist of drug-delivery and monitoring systems placed with customer under operating leases.

Depreciation expense was $14.2 million and $8.2 million for the three months ended March 31, 2018 and 2017, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of December 31, 2017	$12,357
Currency translation	(43)
Balance as of March 31, 2018	$12,314

Intangible Assets, Net

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	March 31, 2018
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$17,664	$11,249	$6,415
Customer contracts	9	5,319	4,987	332
Non-contractual customer relationships	9	55,131	8,187	46,944
Trademarks	4	425	425	—
Trade name	15	7,310	1,218	6,092
Developed technology	11	82,568	9,467	73,101
Total amortized intangible assets		$168,417	$35,533	$132,884

IPR&D		$3,761	—	$3,761

Total intangible assets		$172,178	$35,533	$136,645

	Weighted Average	December 31, 2017
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$17,064	$10,970	$6,094
Customer contracts	9	5,319	4,892	427
Non-contractual customer relationships	9	55,080	6,562	48,518
Trademarks	4	425	425	—
Trade name	15	7,310	1,096	6,214
Developed technology	11	81,846	7,571	74,275
Total amortized intangible assets		$167,044	$31,516	$135,528

IPR&D		$8,225		$8,225

Total intangible assets		$175,269	$31,516	$143,753

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three months ended March 31, 2018 and 2017, intangible asset amortization expense was $4.1 million and $3.4 million, respectively.

As of March 31, 2018 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2018	$12,255
2019	15,878
2020	15,739
2021	15,486
2022	15,311
Thereafter	58,215
Total	$132,884

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Salaries and benefits	$26,146	$20,745
Incentive compensation	15,246	40,682
Accrued product field action	10,315	11,810
Third-party inventory	6,077	4,284
Consigned inventory	1,118	5,210
Accrued sales taxes	3,289	6,291
Restructuring accrual	1,397	1,290
Contract liabilities	9,912	3,326
Accrued other taxes	1,010	2,771
Accrued professional fees	17,307	13,319
Legal accrual	2,838	3,538
Outside commissions	914	725
Warranties and returns	3,315	3,360
Accrued freight	3,546	5,696
Other	14,018	9,017
	$116,448	$132,064

Other long-term liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Unfavorable contract liabilities	$22,196	$40,148
Contract settlement	3,333	—
Benefits	2,227	2,104
Contract liabilities	1,849	7,099
Other	5,469	5,975
	$35,074	$55,326

Note 15:     Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S. corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Our accounting for the Tax Act is incomplete. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the toll charge on undistributed foreign earnings and profits and revaluation of deferred taxes. We have not made any additional measurement-period adjustments related to these items during the quarter. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Income taxes were accrued at an estimated effective tax rate of (28)% and (22)% for the three months ended March 31, 2018 and 2017, respectively. Those rates differ from that computed at the federal statutory rate of 21% for the three months ended March 31, 2018 and the federal statutory rate of 35% for the three months ended March 31, 2017.

The effective tax rate for the three months ended March 31, 2018 differs from the federal statutory rate of 21% principally because of the effect in the mix of U.S. and foreign incomes, state income taxes, tax credits and the impact of a contract settlement. The contract settlement resulted in a material tax benefit of $5.7 million, which is treated as a discrete item. The effective tax rate during the three months ended March 31, 2018 also included a material tax benefit of $3.4 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate for the three months ended March 31, 2017 differs from the federal statutory rate of 35% principally because of the effect the mix of U.S. and foreign incomes, state income taxes, tax credits and impact of the gain on bargain purchase. The tax effect of the gain on bargain purchase is treated as a discrete item part of purchase accounting and is not a component of the income tax provision. The effective tax rate during the three months ended March 31, 2017 also included a material tax benefit of $8.3 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.
Note 16:     Long-Term Obligations

Five-year Senior Secured Revolving Credit Facility ("Credit Facility")

During 2017, we entered into a Credit Facilty with various lenders for $150 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. As of March 31, 2018, we had no borrowings and $150 million of availability under the Credit Facility. The Credit Facility matures on November 8, 2022.

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

We were in compliance with all financial covenants as of March 31, 2018.

Note 17: Stockholders' Equity

Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date. During the three months ended March 31, 2018, we did not purchase any shares of our common stock under the stock purchase plan. As of March 31, 2018, the remaining authorized amount under this purchase plan is approximately $7.2 million. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

For the three months ended March 31, 2018, we withheld 23,101 shares of our common stock from employee vested restricted stock units in consideration for $5.3 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income ("AOCI"), net of tax, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of December 31, 2017	$(14,578)	$(365)	$(16)	$(14,959)
Other comprehensive income before reclassifications	15,397	1,993	2	17,392
Amounts reclassified from AOCI	—	(179)	—	(179)
Other comprehensive income	15,397	1,814	2	17,213
Balance as of March 31, 2018	$819	$1,449	$(14)	$2,254

Note 18: Commitments and Contingencies

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

In April 2018, the U.S. Department of Justice issued a HIPAA subpoena to Hospira, Inc., requesting production of documents and records regarding the manufacturing, production, testing, quality and validation of the Sapphire™ infusion pumps, sets and related accessories distributed by the Company.  We will coordinate with Pfizer to produce the requested records to the Department of Justice.

In March 2018, a dispute with a product partner resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement. The resolution of the dispute resulted in a $28.9 million net charge to the condensed consolidated statement of operations.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies

We have a contractual earn-out arrangement in connection with our acquisition of the HIS business, whereby Pfizer may be entitled up to an additional $225 million in cash upon achievement of performance targets for the company for the three years ending December 31, 2019 (see Note 3: Acquisition, Strategic Transaction and Integration Expenses). The amount to be paid cannot be determined until the earn-out period has expired.

Commitments

Rental expense under our non-cancellable operating lease agreements was $2.9 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

Note 19:     Collaborative and Other Arrangements

On February 3, 2017, we entered into two MSAs, (i) whereby Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) whereby we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSA's are to be jointly managed by both Pfizer and ICU. The initial supply price, which will be annually updated, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes in this Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K.

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

We categorize our products into four main product lines: Infusion Consumables, IV Solutions, Infusion Systems, and Critical Care. We have presented our financial results in accordance with the following four product lines with our primary products listed.

Infusion Consumables

Infusion Therapy

•
Clave® needlefree products, including the MicroClave, MicroClave Clear, and NanoClave brand of connectors, accessories, extension and administration sets used for the administration of IV fluids and medications.

•	Neutron® Catheter Patency Connector, used to help maintain patency of central venous catheters.

•	SwabCap® Disinfecting Cap, used to protect and disinfect any needlefree connector, including competitive brands of connectors.

•	Tego® Hemodialysis Connector

•	NovaCath® and SuperCath® Peripheral IV Catheters

Closed System Transfer Devices (CSTD)

•	ChemoLock® Closed System Transfer Device (CSTD) is a Pharmacy preferred CSTD used for the preparation and administration of hazardous drugs.

•	ChemoClave® CSTD, is an ISO standard and universally compatible CSTD used for the preparation and administration of hazardous drugs.

•	Diana™ hazardous drug compounding system, used for the preparation of hazardous drugs.

IV Solutions

•	Sterile Solutions - IV solutions, normal saline, Ringers etc. is used to replenish fluids and electrolytes by IV infusion.

•	Irrigation Solutions - Used externally on open wounds to hydrate the wound, remove deep debris, assist with visual examination, to prevent infection and improve healing.

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

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended March 31,
	2018		2017
	$	% of Revenue	$	% of Revenue
Domestic	$281.6	76%	$193.3	78%
International	90.4	24%	54.4	22%
Total Revenue	$372.0	100%	$247.7	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended March 31,
Product line	2018	2017
Infusion Consumables	32%	19%
IV Solutions	39%	31%
Infusion Systems	25%	39%
Critical Care	4%	5%
Other	—%	6%
	100%	100%

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

A substantial amount of our products are sold to GPO member hospitals. We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships to secure long-term contracts with large healthcare providers and major buying organizations.  As a result of this marketing and distribution strategy we derive most of our revenue from a relatively small number of distributors and manufacturers.  Although we believe that we are not dependent on any single distributor for distribution of our products, the loss of a strategic relationship with a customer or a decline in demand for manufacturing customers' products could have a material adverse effect on our operating results.

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

On February 3, 2017, we acquired 100% interest in Pfizer's HIS business for total cash consideration of approximately $255.8 million (net of estimated working capital adjustments paid at closing), which was financed with existing cash balances and a $75 million three-year interest-only seller note. We also issued 3.2 million shares of our common stock. The fair value of the common shares issued to Pfizer was determined based on the closing price of our common shares on the issuance date, discounted to reflect a contractual lock-up period whereby Pfizer cannot transfer the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement or (ii) eighteen months.

On November 29, 2017, we acquired Medical Australia for total consideration of $9.0 million. Medical Australia delivers similar consumable Infusion products as our current businesses to Australia and surrounding regions.

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three months ended March 31, 2018 and 2017, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2018	2017
Total revenue	100%	100%
Gross margin	40%	36%
Selling, general and administrative expenses	23%	26%
Research and development expenses	3%	5%
Restructuring and strategic transaction	6%	12%
Change in fair value of contingent earn-out	(1)%	—%
Contract settlement	8%	—%
Impairment of assets held for sale	—%	—%
Total operating expenses	39%	43%
Income (loss) from operations	1%	(7)%
Bargain purchase gain	—%	26%
Interest expense	—%	—%
Other income, net	—%	—%
Income before income taxes	1%	19%
Benefit for income taxes	—%	(4)%
Net income	1%	23%

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended March 31,
	2018	2017	$ Change	% Change
Infusion Consumables	$119.9	$75.7	$44.2	58.4%

Infusion Consumables sales increased in the first quarter of 2018, as compared to the same period in the prior year, primarily due to the timing of the close of the 2017 HIS acquisition. The three months ended March 31, 2017 includes approximately two months of revenue from the point of closing of the transaction to the end of the quarter.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended March 31,
	2018	2017	$ Change	% Change
IV Solutions	$144.4	$97.4	$47.0	48.3

IV Solutions sales increased in the first quarter of 2018, as compared to the same period in the prior year, due to the timing of the HIS acquisition, as well as increased demand due to market shortages. The three months ended March 31, 2017 includes approximately two months of revenue from the point of closing of the transaction to the end of the quarter.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended March 31,
	2018	2017	$ Change	% Change
Infusion Systems	$93.4	$46.7	$46.7	100.0

Infusion Systems revenue increased for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to the revenue related to certain foreign jurisdiction HIS entities that had deferred closes during 2017. The revenue related to these deferred close entities for the three months ended March 31, 2017 was included in our "Other Revenue", see below, as we were unable to allocate the revenue to a specific product line. In addition, the three months ended March 31, 2017 includes approximately two months of revenue from the point of closing of the HIS transaction to the end of the quarter.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended March 31,
	2018	2017	$ Change	% Change
Critical Care	$14.3	$12.4	$1.9	15.3%

Other Revenue

As mentioned above, as part of the 2017 HIS business acquisition the closing of certain HIS foreign jurisdiction entities were deferred. For the three months ended March 31, 2017, the revenue data related to these deferred closing entities was not available by product line, therefore our other revenue below includes the revenue related to these entities. As of December 31, 2017, all of the deferred closing entities were effectively closed resulting in the ability to allocate all of the revenue to a specific product line for the three months ended March 31, 2018.

The following table summarizes our total Other Revenue (in millions):

	Three months ended March 31,
	2018	2017	$ Change	% Change
Other Revenue	$—	$15.5	*	*
______________________________
* Not meaningful

Gross Margins

For the three months ended March 31, 2018 and 2017, gross margins were 40.1% and 35.9% respectively. The increase in gross margin for the three months ended March 31, 2018, as compared to the same period in the prior year is due to the impact of the step-up of inventory from our purchase accounting that impacted the three months ended March 31, 2017.

Selling, General and Administrative (“SG&A”) Expenses

The following table summarizes our total SG&A Expenses (in millions):

	Three months ended March 31,
	2018	2017	$ Change	% Change
SG&A	$87.0	$64.9	$22.1	34%

SG&A expenses increased for the three months ended March 31, 2018, as compared to the same period in the prior year. The increase in expenses was primarily attributable to the continued impact from the integration of HIS and due to the three months ended March 31, 2017 including only two months of expenses related to HIS. Compensation increased $6.6 million, computer hardware and software increased $4.5 million, legal expenses increased $3.2 million, travel and related expenses increased $2.1 million, and depreciation expense increased $1.3 million. Compensation increased due to an increase in headcount from new employees hired to support the company post-acquisition of HIS. Computer hardware and software increases were due to the post-acquisition needs to stand up the company. Legal expenses increased due to the continued integration of HIS and legal services needed to support a larger business. Travel and related expenses increased primarily due to the continued integration of HIS and the post-acquisition operational activity. Depreciation expense increased due to the depreciation of the HIS assets acquired.

Research and Development (“R&D”) Expenses

The following table summarizes our total R&D Expenses (in millions):

	Three months ended March 31,
	2018	2017	$ Change	% Change
R&D	$12.6	$11.6	$1.0	8.6%

R&D expenses increased for the three months ended March 31, 2018, as compared to the same period in the prior year due to post-acquisition operational activity attributable to a larger business.

Restructuring and Strategic Transaction and Integration Expenses

Restructuring and strategic transaction and integration expenses were $21.6 million for the three months ended March 31, 2018, as compared to $29.4 million for the three months ended March 31, 2017.

Restructuring charges

Restructuring charges were $1.8 million and $8.3 million for the three months ended March 31, 2018 and 2017, respectively. These charges were related to (i) severance costs from the reduction in our workforce as a result of the acquisition and integration of HIS and (ii) an agreement with a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out the employee under his then-existing employment agreement. We expect to pay unpaid restructuring charges as of March 31, 2018, by the end of 2018.

Strategic transaction and integration expenses

Strategic transaction and integration expenses were $19.8 million and $21.1 million for the three months ended March 31, 2018 and 2017 respectively, primarily related to our acquisition and integration of the HIS business.

Change in Fair Value of Earn-out

The fair value revaluation of our earn-out resulted in a gain of $4.0 million for the three months ended March 31, 2018.

Contract Settlement

During the three months ended March 31, 2018, we incurred a $28.9 million charge related to the resolution of a dispute with a product partner, which resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement.

Bargain Purchase Gain

The HIS acquisition resulted in a bargain purchase gain. For the three months ended March 31, 2017, we initially recognized a bargain purchase gain of $63.2 million related to this acquisition. The bargain purchase gain represents the excess of the estimated fair market value of the identifiable tangible and intangible assets acquired and liabilities assumed, net of deferred tax liabilities over the total purchase consideration. Upon the finalization of the valuations of acquired assets and liabilities associated with the HIS acquisition, we recognized a final bargain purchase gain of $70.9 million for the year ended December 31, 2017.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2018. The interest expense is related to the amortization of financing cost incurred as of year-end December 31, 2017, in connection with a five-year Revolving Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Interest expense was $0.5 million for the three months ended March 31, 2017. This interest expense is related to the $75 million seller note from Pfizer as part of the HIS business acquisition. The three-year interest only seller note bore interest at LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter. We have fully repaid the seller note as of December 31, 2017.

Income Taxes

Income taxes were accrued at an estimated effective tax rate of (28)% and (22)% for the three months ended March 31, 2018, and 2017, respectively.

On December 22, 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S. corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Our accounting for the Tax Act is incomplete. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the toll charge on undistributed foreign earnings and profits and revaluation of deferred taxes. We have not made any additional measurement-period adjustments related to these items during the quarter. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

The effective tax rate for the three months ended March 31, 2018 differs from the federal statutory rate of 21% principally because of the effect in the mix of U.S. and foreign incomes, state income taxes, tax credits and the impact of a contract settlement. The contract settlement resulted in a material tax benefit of $5.7 million, which is treated as a discrete item.
The effective tax rate during the three months ended March 31, 2018 also included a material tax benefit of $3.4 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

The effective tax rate for the three months ended March 31, 2017 differs from the federal statutory rate of 35% principally because of the effect of the mix of foreign and state incomes, state taxes, tax credits, and impact of the gain on bargain purchase. The tax effect of the gain on bargain purchase is treated as a discrete item part of purchase accounting and is not a component of the income tax provision. The effective tax rate during the three months ended March 31, 2017 also included a material tax benefit of $8.3 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

Liquidity and Capital Resources

During the first three months of 2018, our cash, cash equivalents, short-term and long-term investments decreased by $36.1 million from $314.7 million at December 31, 2017 to $278.6 million at March 31, 2018.

Cash Flows from Operating Activities

Our net cash used in operations for the three months ended March 31, 2018 was $20.7 million. Net income plus adjustments for non-cash net expenses offset cash used by changes in operating assets and liabilities by $33.4 million. The cash used by changes in operating assets and liabilities was $54.2 million. The changes in operating assets and liabilities included a $29.5 million decrease in accrued liabilities, a $32.8 million increase in related party receivables, a $11.9 million increase in accounts receivable, and $3.3 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a a $10.9 million decrease in inventories, $3.6 million decrease in prepaid expenses and other assets, and a $8.7 million increase in accounts payable. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation. The increase in related-party receivables was primarily due to the timing of amounts to be received from Pfizer. The increase in accounts receivable is due to the increase in revenue. The decrease in inventory was primarily due to our continued inventory reduction effort. The net changes in income taxes was a result of the timing of payments. The decrease in prepaid expenses and other assets was primarily due to the settlement of a deposit on inventory. The increase in accounts payable was due to the timing of payments.

Our net cash used in operations for the three months ended March 31, 2017 was $76.6 million. Net income plus adjustments for non-cash net expenses contributed $9.5 million to cash provided by operations, and cash used by changes in operating assets and liabilities was $86.2 million. The changes in operating assets and liabilities included a $66.6 million increase in prepaid expenses and other assets, an $82.3 million increase in accounts receivable and $10.9 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $39.9 million increase in accrued liabilities, a $22.2 million decrease in inventories and a $11.5 million increase in accounts payable. The increase in prepaid expenses and other assets was primarily due to amounts paid for transitional service arrangement fees, working capital adjustments and other HIS-related amounts. The increase in accounts receivable is due to the increase in revenue. The net changes in income taxes was a result of the timing of payments. The increase in accrued liabilities was primarily a result of increased salary and benefits due to a larger workforce. The decrease in inventory was due to a planned inventory reduction of our acquired inventory to manage working capital needs. The increase in accounts payable was due to the increase in expenses related to the post-acquisition operations.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2018	2017	Change
Investing Cash Flows:
Purchases of property and equipment	$(26,544)	$(16,396)	$(10,148)	(1)
Proceeds from sale of assets	13,000	—	13,000
Business acquisitions, net of cash acquired	—	(157,097)	157,097	(2)
Intangible asset additions	(1,899)	(410)	(1,489)
Purchases of investment securities	(4,478)	—	(4,478)	(3)
Proceeds from sale of investment securities	4,900	—	4,900	(4)
Net cash used in investing activities	$(15,021)	$(173,903)	$158,882
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

(4) Net proceeds from the sale of our investment securities increased during the first three months of 2018, as compared to the comparable prior year period, for we liquidated all of our investment securities and used the proceeds to fund the acquisition of HIS. Accordingly, we did not have an investment balance until purchases were made in September 2017.
While we can provide no assurances, we estimate that our capital expenditures in 2018 will be approximately $70 million. We anticipate making additional investments in our manufacturing operations in the United States to support new and existing products and in IT to benefit world-wide integrated operations. We expect to use our cash to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2018	2017	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$3,155	$8,992	$(5,837)	(1)
Proceeds from employee stock purchase plan	—	1,326	(1,326)	(2)
Purchase of treasury stock	(5,338)	(3,718)	(1,620)	(3)
Net cash (used in) provided by financing activities	$(2,183)	$6,600	$(8,783)
______________________________
(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the third quarter of 2017, we suspended our ESPP.
(3) During the three months ended March 31, 2018, our employees surrendered 23,101 shares of our common stock from vested restricted stock awards as consideration for approximately $5.3 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of March 31, 2018, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of $7.2 million available for future purchases. This plan has no expiration date.

After our acquisition of the HIS business, we continue to maintain a substantial cash position. Cash generated includes stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, and fund capital expenditures and to take advantage of acquisition opportunities that may arise.

As of March 31, 2018, we had $168.4 million of cash and cash equivalents held in local currency by our foreign subsidiaries. We expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

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

Credit Facility

On November 8, 2017, we entered into a new five-year Senior Secured Revolving Credit Facility ("Credit Facility") with various lenders for $150 million, with Wells Fargo Bank, N.A. as the administrative agent (see Note 16: Long-Term Obligations). The Credit Facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility by the greater of (i) $100 million and (ii) 2.00x Total Leverage. Under the terms of the Credit Facility, we will be subject to certain financial covenants pertaining to leverage and fixed charge coverage ratios. Borrowings under the Credit Facility will bear interest at LIBOR plus an applicable margin tied to the leverage ratio in effect. The unused portion of the Credit Facility will be subject to a per annum commitment fee which is also calculated using the leverage ratio in effect.

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

We were in compliance with all financial covenants as of March 31, 2018.

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

Contractual Obligations

In March 2018, the resolution of a dispute with a product partner resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement. As a result we are no longer subject to the future minimum purchase obligations required under this arrangement. Our remaining purchase obligations are immaterial.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. With the exception of the changes to our revenue recognition policies due to the adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, described in Note 5 to Part I, Item 1. Financial Statements, there have been no material changes to our critical accounting policies from those previously disclosed in our Annual Report.

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

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products, acquisition and integration of businesses and product lines, including the HIS business; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the United States; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•
new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; the impact of our acquisition of the HIS business; growth of our Clave products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; plans to convert existing space; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2017, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other reports filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

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

We are exposed to market risk stemming from changes in interest rates if we were to incur borrowings under our Credit Facility and foreign currency exchange rates.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, accounts receivable and accounts payable and accrued liabilities.

In our European operations, our net Euro asset position at March 31, 2018 was approximately €83.3 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the March 31, 2018 spot rate would impact our consolidated amounts on these balance sheet items by approximately $10.3 million, or 5.5% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In April, 2018, the U.S. Department of Justice issued a HIPAA subpoena to Hospira, Inc., requesting production of documents and records regarding the manufacturing, production, testing, quality and validation of the Sapphire™ infusion pumps, sets and related accessories distributed by the Company.  We will coordinate with Pfizer to produce the requested records to the Department of Justice.

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

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the first quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
01/01/2018 — 01/31/2018	—	$—	—	$7,169,000
02/01/2018 — 02/28/2018	—	$—	—	$7,169,000
03/01/2018 — 03/31/2018	—	$—	—	$7,169,000
First quarter of 2018 total	—	$—	—	$7,169,000
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

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	May 10, 2018
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1	Amended and Restated ICU Medical, Inc. 2011 Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document