Form 10-Q
period 2018-06-30
ICU MEDICAL INC/DE
filed 2018-08-09
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2018
Common	20,467,529
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2018	December 31, 2017
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$309,097	$290,072
Short-term investment securities	18,069	10,061
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	327,166	300,133
Accounts receivable, net of allowance for doubtful accounts of $4,444 at June 30, 2018 and $3,311 at December 31, 2017	149,938	112,696
Inventories	288,950	288,657
Prepaid income tax	26,388	10,594
Prepaid expenses and other current assets	28,742	41,286
Related-party receivable	78,358	98,807
Assets held-for-sale	—	12,489
TOTAL CURRENT ASSETS	899,542	864,662

PROPERTY AND EQUIPMENT, net	415,727	398,684
LONG-TERM INVESTMENT SECURITIES	5,947	14,579
GOODWILL	13,348	12,357
INTANGIBLE ASSETS, net	134,812	143,753
DEFERRED INCOME TAXES	19,584	24,775
OTHER ASSETS	37,384	38,141
TOTAL ASSETS	$1,526,344	$1,496,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,186	$78,228
Accrued liabilities	111,280	132,064
TOTAL CURRENT LIABILITIES	202,466	210,292

CONTINGENT EARN-OUT LIABILITY	29,000	27,000
OTHER LONG-TERM LIABILITIES	31,805	55,326
DEFERRED INCOME TAXES	1,412	1,487
INCOME TAX LIABILITY	4,592	4,592
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued and outstanding, 20,460 shares at June 30, 2018 and 20,210 shares at December 31, 2017	2,046	2,021
Additional paid-in capital	644,389	625,568
Treasury stock, at cost	(20)	—
Retained earnings	627,884	585,624
Accumulated other comprehensive loss	(17,230)	(14,959)
TOTAL STOCKHOLDERS' EQUITY	1,257,069	1,198,254
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,526,344	$1,496,951
______________________________________________________
(1) December 31, 2017 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUE:
Net sales	$360,460	$331,218	$732,493	$578,461
Other	—	296	—	792
TOTAL REVENUE	360,460	331,514	732,493	579,253
COST OF GOODS SOLD	208,660	243,452	431,692	402,246
GROSS PROFIT	151,800	88,062	300,801	177,007
OPERATING EXPENSES:
Selling, general and administrative	83,538	85,106	170,535	149,992
Research and development	13,575	12,967	26,161	24,608
Restructuring, strategic transaction and integration	18,690	19,921	40,259	49,322
Change in fair value of contingent earn-out	6,000	6,000	2,000	6,000
Contract settlement	—	—	28,917	—
TOTAL OPERATING EXPENSES	121,803	123,994	267,872	229,922
INCOME (LOSS) FROM OPERATIONS	29,997	(35,932)	32,929	(52,915)
BARGAIN PURCHASE GAIN	—	—	—	63,237
INTEREST EXPENSE	(130)	(525)	(265)	(1,038)
OTHER (EXPENSE) INCOME	(270)	(2,720)	756	(2,613)
INCOME (LOSS) BEFORE INCOME TAXES	29,597	(39,177)	33,420	6,671
BENEFIT FOR INCOME TAXES	1,457	2,117	2,509	12,132
NET INCOME (LOSS)	$31,054	$(37,060)	$35,929	$18,803
NET INCOME (LOSS) PER SHARE
Basic	$1.53	$(1.87)	$1.77	$0.98
Diluted	$1.44	$(1.87)	$1.67	$0.93
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,352	19,821	20,304	19,153
Diluted	21,569	19,821	21,536	20,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$31,054	$(37,060)	$35,929	$18,803
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of taxes of ($569) and $685 for the three months ended June 30, 2018 and 2017, respectively, and $4 and $685 for the six months ended June 30, 2018 and 2017, respectively	(1,801)	1,119	14	1,119
Foreign currency translation adjustment, net of taxes of $0 and $8 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $56 for the six months ended June 30, 2018 and 2017, respectively	(17,687)	8,888	(2,290)	10,914
Other adjustments, net of taxes of $0 for all periods	4	(151)	5	(148)
Other comprehensive (loss) income, net of taxes	(19,484)	9,856	(2,271)	11,885
TOTAL COMPREHENSIVE INCOME (LOSS)	$11,570	$(27,204)	$33,658	$30,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,929	$18,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,908	29,906
Provision for doubtful accounts	399	1,925
Provision for warranty and returns	513	2,031
Stock compensation	11,759	8,805
Loss on disposal of property and equipment	360	3,010
Bond premium amortization	204	—
Debt issuance costs amortization	144	—
Bargain purchase gain	—	(63,237)
Change in fair value of contingent earn-out	2,000	6,000
Impairment of assets held for sale	269	—
Write-off of acquired intangible	5,000	—
Other	2,167	1,804
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(43,260)	(70,606)
Inventories	12,124	66,870
Prepaid expenses and other assets	3,494	(95,254)
Related-party receivables	24,143	—
Accounts payable	17,459	8,785
Accrued liabilities	(36,387)	66,479
Income taxes, including excess tax benefits and deferred income taxes	(13,268)	(14,185)
Net cash provided by (used in) operating activities	58,957	(28,864)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,365)	(27,199)
Proceeds from sale of asset	13,000	2
Business acquisitions, net of cash acquired	(1,300)	(157,097)
Intangible asset additions	(4,047)	(2,005)
Purchases of investment securities	(8,480)	—
Proceeds from sale of investment securities	8,900	—
Net cash used in investing activities	(39,292)	(186,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12,536	10,944
Proceeds from employee stock purchase plan	—	1,326
Purchase of treasury stock	(5,469)	(3,739)
Net cash provided by financing activities	7,067	8,531
Effect of exchange rate changes on cash	(7,707)	2,473
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	19,025	(204,159)
CASH AND CASH EQUIVALENTS, beginning of period	290,072	445,082
CASH AND CASH EQUIVALENTS, end of period	$309,097	$240,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)

	Six months ended June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$2,508	$6,024

Detail of acquisitions:
Fair value of assets acquired	$—	$881,732
Cash paid for acquisitions, net of cash acquired	—	(157,097)
Non-cash seller note	—	(75,000)
Estimated working capital adjustment	—	7,512
Contingent consideration	—	(19,000)
Issuance of common stock	—	(413,139)
Bargain purchase gain	—	(63,237)
Goodwill	—	1,015
Liabilities assumed	$—	$162,786

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

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

We are engaged in the development, manufacturing and sale of innovative medical products used in infusion therapy, and critical care markets.  We sell the majority of our products through our direct sales force and through independent distributors throughout the U. S. and internationally.  Additionally, we sell our products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. We adopted this ASU in the prior year and it did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Standards

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
______________________________

(1) Identifiable intangible assets includes $48 million of customer relationships, $44 million of developed technology - pumps and dedicated sets, $34 million of developed technology - consumables, and $5 million of in-process research and development ("IPR&D"). The weighted amortization period are as follows: approximately nine years for the total identifiable assets; eight years for customer relationships; ten years for the developed technology - pumps and dedicated sets; and twelve years for the developed technology - consumables. The IPR&D is non-amortizing until the associated research and development efforts are complete.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Long-term liabilities primarily consisted of contract liabilities, product liabilities and long-term employee benefits.

The fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration to be paid resulting in a bargain purchase gain. Before recognizing a gain on a bargain purchase, we reassessed the methods used in the purchase accounting and verified that we had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered.  We also reevaluated the fair value of the contingent consideration transferred to determine that it was appropriate.  We determined that the bargain purchase gain was primarily attributable to expected restructuring costs as well as a reduction to the initially agreed upon transaction price caused primarily by revenue shortfalls across all market segments of the HIS business, negative manufacturing variance due to the drop in revenue and higher operating and required stand up costs, when compared to forecasts of the HIS business at the time that the purchase price was agreed upon. After the continuing review of the product demand and operations of the HIS business, including the resulting expected restructuring activities, we forecasted our estimated Adjusted EBITDA from the HIS business in 2017 to be $35 million - $40 million, which is considerably lower than the forecast contemplated in initial negotiations with Pfizer, which resulted in an estimated fair value of $19 million related to the $225 million earn out. Restructuring costs, if incurred, would be expensed in future periods (see Note 4: Restructuring Charges). The bargain purchase gain is separately stated below income from operations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2017.

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

Strategic Transaction and Integration Expenses

We incurred and expensed $18.0 million and $37.8 million in transaction and integration expenses during the three and six months ended June 30, 2018 primarily related to the integration of the HIS business. These costs primarily related to consulting, legal and the transitional service agreement. We incurred $12.4 million and $33.5 million in transaction and integration expenses during the three and six months ended June 30, 2017, respectively. The transaction and integration expenses were primarily related to our acquisition of the HIS business.

Note 4: Restructuring Charges

During the six months ended June 30, 2018 and the year ended December 31, 2017, restructuring charges were incurred as a result of integrating the HIS acquired operations into our business and include severance costs related to involuntary employee terminations and facility exit costs related to the closure of the Dominican Republic manufacturing facility, which was sold in March 2018. All material charges in regard to these restructuring activities have been incurred as of June 30, 2018. The cumulative amount incurred to date in connection with the HIS acquisition is $21.3 million. Restructuring charges are included in the restructuring, strategic transaction and integration line item in our condensed consolidated statement of operations.

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

The following table summarizes the details of changes in our restructuring-related accrual for the period ended June 30, 2018 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accrued Balance December 31, 2017	Charges Incurred	Payments	Other Adjustments	Accrued Balance June 30, 2018
Severance pay and benefits	$915	$2,345	$(2,611)	$—	$649
Employment agreement buyout	1,114	—	(191)	(4)	919
Facility closure expenses	—	160	(160)	—	—
	$2,029	$2,505	$(2,962)	$(4)	$1,568

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

The following tables represent the amounts by which each financial statement line item is affected in the current year as a result of applying ASC Topic 606 (in thousands):

	For the three months ended June 30, 2018			For the six months ended June 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Adoption	As Reported	Without Adoption of ASC 606	Effect of Adoption
Revenue	$360,460	$352,288	$8,172	$732,493	$722,309	$10,184
Cost of goods sold	$208,660	$207,640	$1,020	$431,692	$430,651	$1,041
Gross Profit	$151,800	$144,648	$7,152	$300,801	$291,658	$9,143

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2018
	As Reported	Without Adoption of ASC Topic 606	Effect of Adoption
Prepaid expenses and other current assets	28,742	$32,885	$(4,143)
Accrued liabilities	111,280	$132,936	$(21,656)
Deferred income taxes	19,584	$21,583	$(1,999)

Revenue Recognition

The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Geography	2018	2017 (1)	2018	2017 (1)
EMEA	$33,867	$31,905	$73,391	$56,858
APAC	18,410	15,673	37,034	27,089
LATAM	15,557	19,208	28,650	25,685
North America	17,810	16,537	36,945	28,098
Other	—	—	80	—
Total Foreign	85,644	83,323	176,100	137,730
United States	274,816	248,191	556,393	441,523
Total Revenues	$360,460	$331,514	$732,493	$579,253

The following table represents our revenues disaggregated by product (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Product line	2018	2017 (1)	2018	2017 (1)
Infusion Consumables	$123,782	$77,561	$243,693	$153,274
IV Solutions	135,325	134,414	279,765	231,784
Infusion Systems (2)	88,376	73,122	181,815	119,792
Critical Care	12,977	11,874	27,220	24,270
Other	—	34,543	—	50,133
Total Revenues	$360,460	$331,514	$732,493	$579,253
_______________________________
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) For the three and six months ended June 30, 2018, Infusion Systems revenue includes $4.6 million and $5.9 million, respectively, in revenue recognized over time. The remainder of our revenue is recognized at a point in time. See below for details related to arrangements with multiple performance obligations.

Our primary product lines are Infusion Consumables, IV Solutions, Infusion Systems and Critical Care. The vast majority of our sales of these products are made on a stand-alone basis to hospitals, group purchasing organization member hospitals and distributors. Our product sales are typically free on board shipping point and ownership of the product transfers to the customer on shipment. As a result, revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment.

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

The most significant judgments related to these arrangements include:

•	Identifying the various performance obligations of these arrangements.

•	Estimating the relative standalone selling price of each performance obligation, typically using directly observable method or calculated on a cost plus margin basis method.

Contract balances

The following table presents our changes in the contract balances for the six months ended June 30, 2018 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2018	$(7,066)
Equipment revenue recognized	1,971
Equipment revenue deferred due to implementation	(2,733)
Software revenue recognized	4,685
Software revenue deferred due to implementation	(4,845)
Ending balance, June 30, 2018	$(7,988)

As of June 30, 2018, revenue from remaining performance obligations related to implementation of software and equipment is $6.5 million. We expect to recognize substantially all of this revenue within the next six months. Revenue from remaining performance obligations related to annual software licenses is $1.5 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

Note 6:     Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were no anti-dilutive securities for the three months ended June 30, 2018 and 2017. There were 1,548 and 61 anti-dilutive securities for the six months ended June 30, 2018 and 2017, respectively.

The following table presents the calculation of net earnings (loss) per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$31,054	$(37,060)	$35,929	$18,803
Weighted-average number of common shares outstanding (for basic calculation)	20,352	19,821	20,304	19,153
Dilutive securities	1,217	—	1,232	1,159
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,569	19,821	21,536	20,312
EPS — basic	$1.53	$(1.87)	$1.77	$0.98
EPS — diluted	$1.44	$(1.87)	$1.67	$0.93

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

In May 2017, we entered into a two-year cross-currency par forward contract to hedge a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instrument is recorded at fair value on the condensed consolidated balance sheets and is classified based on the instrument's maturity date. We record changes in the intrinsic value of the effective portion of the gain or loss on the derivative instrument as a component of Other Comprehensive Income and we reclassify that gain or loss into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The total notional amount of our outstanding derivative as of June 30, 2018 was approximately 330.2 million MXN. The term of our currency forward contract is May 1, 2017 to May 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.01MXN/USD over the term of the two-year contract.

In January 2018, we entered into an additional six-month cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of June 30, 2018 was approximately 183.9 million MXN. The term of the six-month contract is May 1, 2019 to November 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.43 MXN/USD over the term of the six-month contract.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives
	Condensed Consolidated Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Accrued Liabilities	$306	$187
	Other long-term liabilities	265	402
Total derivatives designated as cash flow hedging instruments		$571	$589

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$261	22	$496	$22

We recognized the following gains on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended June 30,			Three months ended June 30,

	2018	2017	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$(2,109)	$1,826	Cost of goods sold	$261	$22
Total derivatives designated as cash flow hedging instruments	$(2,109)	$1,826		$261	$22

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Six months ended June 30,			Six months ended June 30,

	2018	2017	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$514	$1,826	Cost of goods sold	$496	$22
Total derivatives designated as cash flow hedging instruments	$514	$1,826		$496	$22

As of June 30, 2018, we expect approximately $0.3 million of the deferred losses on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

The following table provides a reconciliation of the Level 3 earn-out liability measured at estimated fair value as of December 31, 2017 to June 30, 2018 (in thousands):

Earn-out Liability
Accrued balance, December 31, 2017	$27,000
Change in fair value of earn-out (included in income from operations as a separate line item)	2,000
Accrued balance, June 30, 2018	$29,000

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the earn-out at June 30, 2018 changed from the fair value calculated at December 31, 2017 due to a change in the underlying cumulative adjusted EBITDA forecast, and changes in certain assumptions used in the Monte Carlo simulation, as detailed in the below table.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liability as of December 31, 2017 and June 30, 2018. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

Simulation Input	As of June 30, 2018	As of December 31, 2017
Adjusted EBITDA Volatility	25.00%	26.00%
WACC	8.25%	8.75%
20-year risk free rate	2.91%	2.58%
Market price of risk	5.20%	5.99%
Cost of debt	4.72%	4.08%

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

There were no transfers between Levels during the six months ended June 30, 2018.

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at June 30, 2018
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$18,069	$—	$18,069	$—
Long-term	5,947	—	5,947	—
Total Assets	$24,016	$—	$24,016	$—

Liabilities:
Earn-out liability	$29,000	$—	$—	$29,000
Foreign exchange forwards:
Accrued liabilities	306	—	306	—
Other long-term liabilities	265	—	265	—
Total Liabilities	$29,571	$—	$571	$29,000

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements at December 31, 2017
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$10,061	$—	$10,061	$—
Long-term	14,579	—	14,579	—
Total Assets	$24,640	$—	$24,640	$—

Liabilities:
Earn-out liability	$27,000	$—	$—	$27,000
Foreign exchange forwards:
Accrued liabilities	187	—	187	—
Other long-term liabilities	402	—	402	—
Total Liabilities	$27,589	$—	$589	$27,000

Our assets measured at fair value on a nonrecurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at December 31, 2017
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Assets held-for-sale	$12,489	$—	$—	$12,489
Total Assets	$12,489	$—	$—	$12,489

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our short and long-term investment securities consisted of the following (in thousands):

	As of June 30, 2018
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$18,069	$—	$18,069
Long-term corporate bonds	5,947	—	5,947
Total investment securities	$24,016	$—	$24,016

	As of December 31, 2017
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$10,061	$—	$10,061
Long-term corporate bonds	14,579	—	14,579
Total investment securities	$24,640	$—	$24,640

Note 10:     Prepaid Expenses, Other Current Assets and Related-Party Receivables

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Deposits	$431	$21,940
Other prepaid expenses and receivables	13,897	4,208
Prepaid insurance and property taxes	2,045	2,580
VAT/GST receivable	5,577	8,097
Deferred tax charge	1,912	1,326
Other	4,880	3,135
	$28,742	$41,286

Related-party receivables consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Third-party receivables due from Pfizer	$66,651	$36,425
HIS business acquisition related	11,707	62,382
	$78,358	$98,807

Third-party receivables due from Pfizer relates to trade accounts receivable that has already been collected from customers by Pfizer on our behalf. HIS business acquisition related receivables include amounts due from Pfizer related to the manufacturing and supply agreements and amounts we prepaid to Pfizer for operational expenses under the transition services agreement.

Pfizer became a related party to us when we issued 3.2 million shares of our common stock as partial consideration for the acquisition of HIS. On February 3, 2017, we entered into a transitional services agreement and two Manufacturing and Supply Agreements ("MSAs") with Pfizer (see Note 19, Collaborative and Other Arrangements). During the three and six months ended June 30, 2018, the revenue for goods manufactured for Pfizer was $19.5 million and $37.6 million, respectively. During the three and six months ended June 30, 2017, the revenue for goods manufactured for Pfizer was $21.0 million and $35.7 million, respectively. For the three and six months ended June 30, 2018, the cost of product manufactured by Pfizer for us was $22.6 million and $39.8 million, respectively. For the three and six months ended June 30, 2017, the cost of product manufactured by Pfizer for us was $26.3 million and $38.8 million, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw material	$78,716	$82,397
Work in process	53,121	42,304
Finished goods	157,113	163,956
Total inventories	$288,950	$288,657

Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Machinery and equipment	$211,648	$220,999
Land, building and building improvements	208,182	206,846
Molds	56,187	56,253
Computer equipment and software	44,821	44,408
Furniture and fixtures	8,285	7,361
Instruments placed with customers*	39,038	15,812
Construction in progress	83,788	57,144
Total property and equipment, cost	651,949	608,823
Accumulated depreciation	(236,222)	(210,139)
Property and equipment, net	$415,727	$398,684
______________________________
*Instruments placed with customers consist of drug-delivery and monitoring systems placed with customer under operating leases.

Depreciation expense was $13.6 million and $27.8 million for the three and six months ended June 30, 2018, respectively, as compared to $14.4 million and $22.6 million for the three and six months ended June 30, 2017.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of December 31, 2017	$12,357
Goodwill acquired	1,300
Other	—
Currency translation	(309)
Balance as of June 30, 2018	$13,348

Intangible Assets, Net

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	June 30, 2018
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$18,606	$11,537	$7,069
Customer contracts	9	5,319	5,082	237
Non-contractual customer relationships	9	55,979	9,929	46,050
Trademarks	4	425	425	—
Trade name	15	7,310	1,340	5,970
Developed technology	11	81,963	11,379	70,584
Total amortized intangible assets		$169,602	$39,692	$129,910

IPR&D		$4,902	—	$4,902

Total intangible assets		$174,504	$39,692	$134,812

	Weighted Average	December 31, 2017
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$17,064	$10,970	$6,094
Customer contracts	9	5,319	4,892	427
Non-contractual customer relationships	9	55,080	6,562	48,518
Trademarks	4	425	425	—
Trade name	15	7,310	1,096	6,214
Developed technology	11	81,846	7,571	74,275
Total amortized intangible assets		$167,044	$31,516	$135,528

IPR&D		$8,225		$8,225

Total intangible assets		$175,269	$31,516	$143,753

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three and six months ended June 30, 2018, intangible asset amortization expense was $4.0 million and $8.1 million, respectively, as compared to $3.9 million and $7.3 million for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2018	$8,327
2019	15,964
2020	15,820
2021	15,517
2022	15,378
Thereafter	58,904
Total	$129,910

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Salaries and benefits	$23,706	$20,745
Incentive compensation	25,286	40,682
Accrued product field action	8,285	11,810
Third-party inventory	2,014	4,284
Consigned inventory	1,118	5,210
Accrued sales taxes	—	6,291
Restructuring accrual	1,018	1,290
Contract liabilities	6,460	3,326
Accrued other taxes	1,798	2,771
Accrued professional fees	13,710	13,319
Legal accrual	2,425	3,538
Outside commissions	1,191	725
Warranties and returns	3,051	3,360
Accrued freight	6,748	5,696
Other	14,470	9,017
	$111,280	$132,064

Other long-term liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Unfavorable contract liabilities	$20,468	$40,148
Contract settlement	2,500	—
Benefits	1,678	2,104
Contract liabilities	1,528	7,099
Other	5,631	5,975
	$31,805	$55,326

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

Income taxes were accrued at an estimated effective tax rate of (8)% and (182)% for the six months ended June 30, 2018 and 2017, respectively. Those rates differ from that computed at the federal statutory rate of 21% for the six months ended June 30, 2018 and the federal statutory rate of 35% for the six months ended June 30, 2017.

The effective tax rate for the six months ended June 30, 2018 differs from the federal statutory rate of 21% because of the effect in the mix of U.S. and foreign incomes, state income taxes, tax credits and the impact of a contract settlement. The contract settlement resulted in a tax benefit of $5.7 million, which is treated as a discrete item. The effective tax rate during the six months ended June 30, 2018 also included a tax benefit of $11.2 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate for the six months ended June 30, 2017 differs from the federal statutory rate of 35% because of the effect the mix of U.S. and foreign incomes, state income taxes, tax credits and impact of the gain on bargain purchase. The tax effect of the gain on bargain purchase is treated as a discrete item part of purchase accounting and is not a component of the income tax provision. The effective tax rate during the six months ended June 30, 2017 also included a material tax benefit of $9.9 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.
Note 16:     Long-Term Obligations

Five-year Senior Secured Revolving Credit Facility ("Credit Facility")

During 2017, we entered into a Credit Facility with various lenders for $150 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. As of June 30, 2018, we had no borrowings and $150 million of availability under the Credit Facility. The Credit Facility matures on November 8, 2022.

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

We were in compliance with all financial covenants as of June 30, 2018.

Note 17: Stockholders' Equity

Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date. During the six months ended June 30, 2018, we did not purchase any shares of our common stock under the stock purchase plan. As of June 30, 2018, the remaining authorized amount under this purchase plan is approximately $7.2 million. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

For the six months ended June 30, 2018, we withheld 23,611 shares of our common stock from employee vested restricted stock units in consideration for $5.5 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income ("AOCI"), net of tax, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of December 31, 2017	$(14,578)	$(365)	$(16)	$(14,959)
Other comprehensive income before reclassifications	(2,290)	391	5	(1,894)
Amounts reclassified from AOCI	—	(377)	—	(377)
Other comprehensive income	(2,290)	14	5	(2,271)
Balance as of June 30, 2018	$(16,868)	$(351)	$(11)	$(17,230)

Note 18: Commitments and Contingencies

Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that the defendants’ conduct restricts output and artificially fixes, raises, maintains and/or stabilizes the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On July 5, 2018, the District Court granted defendants’ motion to dismiss the operative complaint, but is allowing plaintiff to file a second amended complaint. On February 3, 2017, we completed the acquisition of the HIS business from Pfizer. This litigation is the subject of a claim for indemnification against us by Pfizer and a cross-claim for indemnification against Pfizer by us under the HIS Purchase Agreement.

In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira, Inc. requesting that the company provide information regarding certain business practices in the intravenous solutions part of the HIS business. Separately, in April 2017, we received a grand jury subpoena issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoena calls for production of documents related to the manufacturing, selling, pricing and shortages of intravenous solutions, including saline, as well as communications among market participants regarding these issues. The Department of Justice investigation is the subject of cross-claims for indemnification by both us and Pfizer under the HIS Purchase Agreement. We have coordinated with Pfizer to produce records to the New York Attorney General and the Department of Justice.

In April 2018, the U.S. Department of Justice issued a HIPAA subpoena to Hospira, Inc., requesting production of documents and records regarding the manufacturing, production, testing, quality and validation of the Sapphire™ infusion pumps, sets and related accessories distributed by the Company.  We are coordinating with Pfizer to produce the requested records to the Department of Justice.

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

Commitments

Rental expense under our non-cancellable operating lease agreements was $2.9 million and $5.7 million for the three and six months ended June 30, 2018, respectively, as compared to $1.8 million and $3.0 million for the three and six months ended June 30, 2017, respectively.

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

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$274.8	76%	$248.2	75%	$556.4	76%	$441.5	76%
International	85.7	24%	83.3	25%	176.1	24%	137.8	24%
Total Revenue	$360.5	100%	$331.5	100%	$732.5	100%	$579.3	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
Product line	2018	2017	2018	2017
Infusion Consumables	33%	23%	33%	26%
IV Solutions	38%	41%	38%	40%
Infusion Systems	25%	22%	25%	21%
Critical Care	4%	4%	4%	4%
Other	—%	10%	—%	9%
	100%	100%	100%	100%

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

A substantial amount of our products are sold to Group Purchasing Organization member hospitals. We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships to secure long-term contracts with large healthcare providers and major buying organizations.  As a result of this marketing and distribution strategy we derive most of our revenue from a relatively small number of distributors and manufacturers.  Although we believe that we are not dependent on any single distributor for distribution of our products, the loss of a strategic relationship with a customer or a decline in demand for manufacturing customers' products could have a material adverse effect on our operating results.

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

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and six months ended June 30, 2018 and 2017, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total revenue	100%	100%	100%	100%
Gross margin	42%	27%	41%	31%
Selling, general and administrative expenses	23%	26%	23%	26%
Research and development expenses	4%	4%	4%	4%
Restructuring and strategic transaction	5%	6%	5%	9%
Change in fair value of contingent earn-out	2%	2%	—%	1%
Contract settlement	—%	—%	4%	—%
Total operating expenses	34%	38%	36%	40%
Income (loss) from operations	8%	(11)%	5%	(9)%
Bargain purchase gain	—%	—%	—%	11%
Interest expense	—%	—%	—%	—%
Other income, net	—%	(1)%	—%	(1)%
Income (loss) before income taxes	8%	(12)%	5%	1%
Benefit for income taxes	—%	(1)%	—%	(2)%
Net income (loss)	8%	(11)%	5%	3%

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Infusion Consumables	$123.8	$77.5	$46.3	59.7%	$243.7	$153.2	$90.5	59.1%

Infusion Consumables sales increased for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to sales to new customers. Infusion Consumables sales increased for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to the timing of the close of the 2017 HIS acquisition and new customers. The six months ended June 30, 2017 includes approximately five months of revenue from the point of closing of the transaction to the end of the 2017 second quarter.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
IV Solutions	$135.4	$134.4	$1.0	0.7%	$279.8	$231.8	$48.0	20.7

IV Solutions sales increased for the three months ended June 30, 2018, as compared to the same period in the prior year, due to increased demand due to new customers. IV Solutions sales increased for the six months ended June 30, 2018, as compared to the same period in the prior year, due to the timing of the HIS acquisition, increased demand due to market shortages in the first three months of the year and due to new customers. The six months ended June 30, 2017 includes approximately five months of revenue from the point of closing of the transaction to the end of the 2017 second quarter.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Infusion Systems	$88.4	$73.1	$15.3	20.9	$181.8	$119.8	$62.0	51.8

Infusion Systems revenue increased for the three and six months ended June 30, 2018, as compared to the same periods in the prior year, primarily due to the revenue related to certain foreign jurisdiction HIS entities that had deferred closes during 2017. The revenue related to these deferred close entities for the three and six months ended June 30, 2017 was included in our "Other Revenue", see below, as we were unable to allocate the revenue to a specific product line. In addition, the six months ended June 30, 2017 includes approximately five months of revenue from the point of closing of the HIS transaction to the end of the current quarter.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Critical Care	$12.9	$11.9	$1.0	8.4	$27.2	$24.3	$2.9	11.9%

Critical Care revenue increased for the three and six months ended June 30, 2018, as compared to the same periods in the prior year, primarily due to new product shipments of the Cogent patient monitor and due to timing.

Other Revenue

As mentioned above, as part of the 2017 HIS business acquisition the closing of certain HIS foreign jurisdiction entities were deferred. For the three and six months ended June 30, 2017, the revenue data related to these deferred closing entities was not available by product line, therefore our other revenue below includes the revenue related to these entities. As of December 31, 2017, all of the deferred closing entities were effectively closed resulting in the ability to allocate all of the revenue to a specific product line for the three and six months ended June 30, 2018.

The following table summarizes our total Other Revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other Revenue	$—	$34.6	$(34.6)	(100.0)	$—	$50.1	*	*
______________________________
* Not meaningful

Gross Margins

For the three and six months ended June 30, 2018, gross margins were 42.1% and 41.1% respectively, as compared to 26.6% and 30.6% respectively, for the three and six months ended June 30, 2017. The increase in gross margin for the three and six months ended June 30, 2018, as compared to the same periods in the prior year is primarily due to the impact of the step-up of inventory from our purchase accounting that impacted the three and six months ended June 30, 2017. As well as increased factory absorption and favorable product mix.

Selling, General and Administrative (“SG&A”) Expenses

The following table summarizes our total SG&A Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
SG&A	$83.5	$85.1	$(1.6)	(2)%	$170.5	$150.0	$20.5	14%

SG&A expenses stayed relatively flat for the three months ended June 30, 2018 as compared to the same period in the prior year.

For the six months ended June 30, 2018 expenses increased as compared to the same period in the prior year. The increase in expenses was primarily attributable to the continued impact from the integration of HIS. Information technology expenses increased $9.8 million, compensation increased $6.4 million, legal expenses increased $4.4 million, and travel and related expenses increased $2.6 million. Information technology expense increases were due to the HIS post-acquisition needs to stand up the company. Compensation increased due to an increase in headcount from new employees hired to support the company post-acquisition of HIS. Legal expenses increased due to the continued integration of HIS and legal services needed to support a larger business. Travel and related expenses increased primarily due to the continued integration of HIS and the post-acquisition operational activity.

Research and Development (“R&D”) Expenses

The following table summarizes our total R&D Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
R&D	$13.6	$13.0	$0.6	4.6%	$26.2	$24.6	$1.6	6.5%

R&D expenses increased for the three and six months ended June 30, 2018, as compared to the same periods in the prior year due to post-acquisition operational activity attributable to a larger business.

Restructuring and Strategic Transaction and Integration Expenses

Restructuring and strategic transaction and integration expenses were $18.7 million and $40.3 million for the three and six months ended June 30, 2018, as compared to $19.9 million and $49.3 million for the three and six months ended June 30, 2017.

Restructuring charges

Restructuring charges were $0.7 million and $2.5 million for the three and six months ended June 30, 2018, respectively. These charges were related to (i) severance costs from the reduction in our workforce as a result of the acquisition and integration of HIS and (ii) an agreement with a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out the employee under his then-existing employment agreement. We expect to pay unpaid restructuring charges as of June 30, 2018, by the end of 2018.

Restructuring charges were $7.5 million and $15.8 million for the three and six months ended June 30, 2017, respectively. These charges were related to (i) severance costs from the reduction in our workforce needed to eliminate duplicative positions created as a result of the HIS acquisition, (ii) the closing of our Dominican Republic manufacturing facilities and related expenses incurred associated with that closure and transfer of assets and production to our Costa Rica and Mexico manufacturing facilities and (iii) an agreement with a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out the employee under his then-existing employment agreement.

Strategic transaction and integration expenses

Strategic transaction and integration expenses were $18.0 million and $37.8 million for the three and six months ended June 30, 2018 respectively, primarily related to our integration of the HIS business.

Strategic transaction and integration expenses were $12.4 million and $33.5 million for the three and six months ended June 30, 2017 respectively, primarily related to our acquisition and integration of the HIS business.

Change in Fair Value of Earn-out

The fair value revaluation of our earn-out resulted in a change of value of $6.0 million and $2.0 million for the three and six months ended June 30, 2018, respectively.

For the three and six months ended June 30, 2017, the fair value revaluation of our earn-out resulted in a change of value of $6.0 million.

Contract Settlement

During the first quarter of 2018, we incurred a $28.9 million charge related to the resolution of a dispute with a product partner, which resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement.

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

Interest Expense

Interest expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2018. The interest expense is related to the amortization of financing cost incurred as of year-end December 31, 2017, in connection with a five-year Revolving Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Interest expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2017. This interest expense is related to the $75 million seller note from Pfizer as part of the HIS business acquisition. The three-year interest only seller note bore interest at LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter. We have fully repaid the seller note as of December 31, 2017.

Income Taxes

Income taxes were accrued at an estimated effective tax rate of (8)% and (182)% for the six months ended June 30, 2018, and 2017, respectively.

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

The effective tax rate for the six months ended June 30, 2018 differs from the federal statutory rate of 21% because of the effect in the mix of U.S. and foreign incomes, state income taxes, tax credits and the impact of a contract settlement. The contract settlement resulted in a tax benefit of $5.7 million, which is treated as a discrete item.

The effective tax rate during the six months ended June 30, 2018 also included a tax benefit of $11.2 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

The effective tax rate for the six months ended June 30, 2017 differs from the federal statutory rate of 35% because of the effect of the mix of foreign and state incomes, state taxes, tax credits, and impact of the gain on bargain purchase. The tax effect of the gain on bargain purchase is treated as a discrete item part of purchase accounting and is not a component of the income tax provision. The effective tax rate during the six months ended June 30, 2017 also included a tax benefit of $9.9 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

Liquidity and Capital Resources

During the first six months of 2018, our cash, cash equivalents, short-term and long-term investments increased by $18.4 million from $314.7 million at December 31, 2017 to $333.1 million at June 30, 2018.

Cash Flows from Operating Activities

Our net cash provided by operations for the six months ended June 30, 2018 was $59.0 million. Net income plus adjustments for non-cash net expenses contributed $94.7 million. Net cash used in operations as a result of changes in operating assets and liabilities was $35.7 million. The changes in operating assets and liabilities included a $43.3 million increase in accounts receivable, a $36.4 million decrease in accrued liabilities, and $13.3 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $24.1 million decrease in related party receivables, a $17.5 million increase in accounts payable, a $12.1 million decrease in inventories and a $3.5 million decrease in prepaid expenses and other assets. The increase in accounts receivable is due to the increase in revenue. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation. The net changes in income taxes was a result of the timing of payments. The decrease in related-party receivables was primarily due to the timing of amounts received from Pfizer. The increase in accounts payable was due to the timing of payments. The decrease in inventory was primarily due to our continued inventory reduction effort. The decrease in prepaid expenses and other assets was primarily due to the settlement of a deposit on inventory.

Our net cash used in operations for the six months ended June 30, 2017 was $28.9 million. Net income plus adjustments for non-cash net expenses contributed $9.0 million to cash provided by operations, and cash used by changes in operating assets and liabilities was $37.9 million. The changes in operating assets and liabilities included a $95.3 million increase in prepaid expenses and other assets, a $70.6 million increase in accounts receivable and $14.2 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $66.9 million decrease in inventories, a $66.5 million increase in accrued liabilities and an $8.8 million increase in accounts payable. The increase in prepaid expenses and other assets was primarily due to amounts paid for transitional service arrangement fees, working capital adjustments and other HIS-related amounts. The increase in accounts receivable is due to the increase in revenue. The net changes in income taxes was a result of the timing of payments. The increase in accrued liabilities was primarily a result of increased salary and benefits due to a larger workforce. The decrease in inventory was due to a planned inventory reduction of our acquired inventory to manage working capital needs. The increase in accounts payable was due to the increase in expenses related to the post-acquisition operations.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Six months ended June 30,
	2018	2017	Change
Investing Cash Flows:
Purchases of property and equipment	$(47,365)	$(27,199)	$(20,166)	(1)
Proceeds from sale of assets	13,000	2	12,998	(2)
Business acquisitions, net of cash acquired	(1,300)	(157,097)	155,797	(3)
Intangible asset additions	(4,047)	(2,005)	(2,042)
Purchases of investment securities	(8,480)	—	(8,480)	(4)
Proceeds from sale of investment securities	8,900	—	8,900	(5)
Net cash used in investing activities	$(39,292)	$(186,299)	$147,007
______________________________
(1) Our purchases of property and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.

(2)	In 2018, we sold the land and building related to our Dominican Republic manufacturing facilities acquired as part of the 2017 HIS acquisition.

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

(4)	Our purchases of investment securities will vary from period to period based on current cash needs, planning for known future transactions and due to changes in our investment strategy.
(5) Net proceeds from the sale of our investment securities increased during the first six months of 2018, as compared to the same period in the prior year. At the end of 2016, we liquidated all of our investment securities and used the proceeds to fund the acquisition of HIS. Accordingly, we did not have an investment balance in 2017 until purchases were made in September of that year.
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

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Six months ended June 30,
	2018	2017	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$12,536	$10,944	$1,592	(1)
Proceeds from employee stock purchase plan	—	1,326	(1,326)	(2)
Purchase of treasury stock	(5,469)	(3,739)	(1,730)	(3)
Net cash provided by financing activities	$7,067	$8,531	$(1,464)
______________________________

(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the third quarter of 2017, we suspended our ESPP.
(3) During the six months ended June 30, 2018, our employees surrendered 23,611 shares of our common stock from vested restricted stock awards as consideration for approximately $5.5 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of June 30, 2018, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of $7.2 million available for future purchases. This plan has no expiration date.

After our acquisition of the HIS business, we continue to maintain a substantial cash position. Cash generated includes stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, and fund capital expenditures and to take advantage of acquisition opportunities that may arise.

As of June 30, 2018, we had $138.9 million of cash and cash equivalents held in local currency by our foreign subsidiaries. We expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

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

We were in compliance with all financial covenants as of June 30, 2018.

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
•unexpected changes in our arrangements with Pfizer or our other large customers;
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

In our European operations, our net Euro asset position at June 30, 2018 was approximately €64.8 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the June 30, 2018 spot rate would impact our consolidated amounts on these balance sheet items by approximately $7.6 million, or 3.0% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer, Inc. subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that the defendants’ conduct restricts output and artificially fixes, raises, maintains and/or stabilizes the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On July 5, 2018, the District Court granted defendants’ motion to dismiss the operative complaint, but is allowing plaintiff to file a second amended complaint. On February 3, 2017, we completed the acquisition of the HIS business from Pfizer. This litigation is the subject of a claim for indemnification against us by Pfizer and a cross-claim for indemnification against Pfizer by us under the HIS stock and asset purchase agreement (“SAPA”).

In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira, Inc. requesting that the company provide information regarding certain business practices in the intravenous solutions part of the HIS business. Separately, in April 2017, we received a grand jury subpoena issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoena calls for production of documents related to the manufacturing, selling, pricing and shortages of intravenous solutions, including saline, as well as communications among market participants regarding these issues. The Department of Justice investigation is the subject of cross-claims for indemnification by both us and Pfizer under the SAPA. We have coordinated with Pfizer to produce records to the New York Attorney General and the Department of Justice.

In April, 2018, the U.S. Department of Justice issued a HIPAA subpoena to Hospira, Inc., requesting production of documents and records regarding the manufacturing, production, testing, quality and validation of the Sapphire™ infusion pumps, sets and related accessories distributed by the Company.  We are coordinating with Pfizer to produce the requested records to the Department of Justice.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the second quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
04/01/2018 — 04/30/2018	—	$—	—	$7,169,000
05/01/2018 — 05/31/2018	—	$—	—	$7,169,000
06/01/2018 — 06/30/2018	—	$—	—	$7,169,000
Second quarter of 2018 total	—	$—	—	$7,169,000
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

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	August 9, 2018
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