Form 10-Q
period 2018-09-30
ICU MEDICAL INC/DE
filed 2018-11-09
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2018
Common	20,489,181
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$318,816	$290,072
Short-term investment securities	36,960	10,061
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	355,776	300,133
Accounts receivable, net of allowance for doubtful accounts of $5,088 at September 30, 2018 and $3,311 at December 31, 2017	144,535	112,696
Inventories	291,840	288,657
Prepaid income tax	24,447	10,594
Prepaid expenses and other current assets	26,306	41,286
Related-party receivable	70,408	98,807
Assets held-for-sale	—	12,489
TOTAL CURRENT ASSETS	913,312	864,662

PROPERTY AND EQUIPMENT, net	424,897	398,684
LONG-TERM INVESTMENT SECURITIES	2,922	14,579
GOODWILL	13,199	12,357
INTANGIBLE ASSETS, net	131,811	143,753
DEFERRED INCOME TAXES	20,341	24,775
OTHER ASSETS	38,693	38,141
TOTAL ASSETS	$1,545,175	$1,496,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,566	$78,228
Accrued liabilities	131,954	132,064
TOTAL CURRENT LIABILITIES	202,520	210,292

CONTINGENT EARN-OUT LIABILITY	47,500	27,000
OTHER LONG-TERM LIABILITIES	29,057	55,326
DEFERRED INCOME TAXES	1,193	1,487
INCOME TAX LIABILITY	4,592	4,592
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued and outstanding, 20,489 shares at September 30, 2018 and 20,210 shares at December 31, 2017	2,049	2,021
Additional paid-in capital	651,752	625,568
Treasury stock, at cost	(128)	—
Retained earnings	628,101	585,624
Accumulated other comprehensive loss	(21,461)	(14,959)
TOTAL STOCKHOLDERS' EQUITY	1,260,313	1,198,254
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,545,175	$1,496,951
______________________________________________________
(1) December 31, 2017 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUE:
Net sales	$327,169	$343,084	$1,059,662	$921,544
Other	—	152	—	945
TOTAL REVENUE	327,169	343,236	1,059,662	922,489
COST OF GOODS SOLD	192,582	231,638	624,274	633,884
GROSS PROFIT	134,587	111,598	435,388	288,605
OPERATING EXPENSES:
Selling, general and administrative	78,068	76,820	248,603	226,812
Research and development	13,181	12,769	39,342	37,377
Restructuring, strategic transaction and integration	24,012	18,711	64,271	68,033
Change in fair value of contingent earn-out	18,500	7,000	20,500	13,000
Contract settlement	—	—	28,917	—
TOTAL OPERATING EXPENSES	133,761	115,300	401,633	345,222
INCOME (LOSS) FROM OPERATIONS	826	(3,702)	33,755	(56,617)
BARGAIN PURCHASE GAIN	—	8,534	—	71,771
INTEREST EXPENSE	(283)	(705)	(548)	(1,743)
OTHER INCOME (EXPENSE)	894	583	1,650	(2,030)
INCOME BEFORE INCOME TAXES	1,437	4,710	34,857	11,381
(PROVISION) BENEFIT FOR INCOME TAXES	(1,218)	(4,574)	1,291	7,558
NET INCOME	$219	$136	$36,148	$18,939
NET INCOME PER SHARE
Basic	$0.01	$0.01	$1.78	$0.97
Diluted	$0.01	$0.01	$1.67	$0.92
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,474	19,984	20,362	19,433
Diluted	21,633	21,106	21,588	20,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
NET INCOME	$219	$136	$36,148	$18,939
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of taxes of $(372) and $82 for the three months ended September 30, 2018 and 2017 and $(376) and $(603) for the nine months ended September 30, 2018 and 2017, respectively	1,178	(134)	1,192	985
Foreign currency translation adjustment, net of taxes of $0 for the three months ended September 30, 2018 and 2017, and $0 and $56 for the nine months ended September 30, 2018 and 2017, respectively	(5,415)	5,833	(7,705)	16,747
Other adjustments, net of taxes of $0 for all periods	6	(90)	11	(238)
Other comprehensive (loss) income, net of taxes	(4,231)	5,609	(6,502)	17,494
TOTAL COMPREHENSIVE (LOSS) INCOME	$(4,012)	$5,745	$29,646	$36,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,148	$18,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,069	47,512
Provision for doubtful accounts	638	1,906
Provision for warranty and returns	1,817	3,639
Stock compensation	17,992	13,387
Loss on disposal of property and equipment	760	3,177
Bond premium amortization	313	12
Debt issuance costs amortization	216	—
Bargain purchase gain	—	(71,771)
Change in fair value of contingent earn-out	20,500	13,000
Impairment of assets held for sale	269	—
Write-off of acquired intangible	5,000	—
Other	2,100	1,690
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(38,957)	(51,498)
Inventories	12,201	148,482
Prepaid expenses and other assets	(1,826)	6,214
Related-party receivables	31,004	(131,617)
Accounts payable	(2,094)	17,551
Accrued liabilities	(18,509)	63,234
Income taxes, including excess tax benefits and deferred income taxes	(12,359)	(13,982)
Net cash provided by operating activities	110,282	69,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,057)	(51,702)
Proceeds from sale of asset	13,000	2
Business acquisitions, net of cash acquired	(1,300)	(157,097)
Intangible asset additions	(5,375)	(3,718)
Purchases of investment securities	(30,495)	(24,743)
Proceeds from sale of investment securities	14,940	—
Net cash used in investing activities	(84,287)	(237,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14,211	19,967
Proceeds from employee stock purchase plan	—	2,705
Tax withholding payments related to net share settlement of equity awards	(6,119)	(3,951)
Net cash provided by financing activities	8,092	18,721
Effect of exchange rate changes on cash	(5,343)	4,194
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	28,744	(144,468)
CASH AND CASH EQUIVALENTS, beginning of period	290,072	445,082
CASH AND CASH EQUIVALENTS, end of period	$318,816	$300,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)

	Nine months ended September 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$1,184	$1,435

Detail of acquisitions:
Fair value of assets acquired		$893,582
Cash paid for acquisitions, net of cash acquired		(157,097)
Non-cash seller note		(75,000)
Estimated working capital adjustment		7,512
Contingent consideration		(19,000)
Issuance of common stock		(413,139)
Bargain purchase gain		(71,771)
Goodwill		1,015
Liabilities assumed		$166,102

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

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

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. We adopted this ASU in the prior year and it did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update change both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results to facilitate financial reporting that more closely reflects an entity's risk management activities. The amendments in this update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments are effective for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2018. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. We early adopted this ASU on January 1, 2018 and this ASU did not have a material impact on our consolidated financial statements or related footnote disclosures.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820. The amendments remove from disclosure: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels 3; and the valuation processes for Level 3 fair value measurements. The amendments also made the following disclosure modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The amendments also added the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance requires a modified retrospective adoption. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this update will provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this update also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease contract. This expedient is limited to circumstances in which the nonlease components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the lessor uses this practical expedient they would account for the lease contract in accordance with Topic 606 if the nonlease component is the predominant component otherwise, the lessor should account for the combined component as an operating lease in accordance with Topic 842. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU clarifies certain language in ASU 2016-02 and corrects certain references and inconsistencies. As we have not yet adopted ASU 2016-02, the effective date of ASU 2018-11and ASU 2018-10 is the same as ASU 2016-02. We are currently evaluating the impact of these ASUs on the consolidated financial statements and related disclosures. Early adoption is permitted. The amendments in these updates will be effective for fiscal years beginning after December 15, 2018.

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

Final Purchase Price

The following table summarizes the final purchase price and the final allocation of the purchase price related to the assets and liabilities purchased (in thousands, except per share data):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Strategic Transaction and Integration Expenses

We incurred and expensed $23.5 million and $61.3 million in transaction and integration expenses during the three and nine months ended September 30, 2018 primarily related to the integration of the HIS business. These costs primarily related to consulting, legal and the transitional service agreement. We incurred $15.5 million and $49.0 million in transaction and integration expenses during the three and nine months ended September 30, 2017, respectively. The transaction and integration expenses were primarily related to our acquisition of the HIS business.

Note 4: Restructuring Charges

During the nine months ended September 30, 2018 and the year ended December 31, 2017, restructuring charges were incurred as a result of integrating the HIS acquired operations into our business and include severance costs related to involuntary employee terminations and facility exit costs related to the closure of the Dominican Republic manufacturing facility, which was sold in March 2018. All material charges in regard to these restructuring activities have been incurred as of September 30, 2018. The cumulative amount incurred to date in connection with the HIS acquisition is $21.8 million. Restructuring charges are included in the restructuring, strategic transaction and integration line item in our condensed consolidated statement of operations.

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

The following table summarizes the details of changes in our restructuring-related accrual for the period ended September 30, 2018 (in thousands):

	Accrued Balance December 31, 2017	Charges Incurred	Payments	Other Adjustments	Accrued Balance September 30, 2018
Severance pay and benefits	$915	$2,870	$(3,327)	$—	$458
Employment agreement buyout	1,114	—	(287)	2	829
Facility closure expenses	—	160	(160)	—	—
	$2,029	$3,030	$(3,774)	$2	$1,287

Note 5: Revenue

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables represent the amounts by which each financial statement line item is affected in the current year as a result of applying ASC Topic 606 (in thousands):

	For the three months ended September 30, 2018			For the nine months ended September 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Adoption	As Reported	Without Adoption of ASC 606	Effect of Adoption
Revenue	$327,169	$340,671	$(13,502)	$1,059,662	$1,062,980	$(3,318)
Cost of goods sold	$192,582	$196,159	$(3,577)	$624,274	$626,810	$(2,536)
Gross Profit	$134,587	$144,512	$(9,925)	$435,388	$436,170	$(782)

	As of September 30, 2018
	As Reported	Without Adoption of ASC Topic 606	Effect of Adoption
Prepaid expenses and other current assets	26,306	$26,872	$(566)
Accrued liabilities	131,954	$140,107	$(8,153)
Deferred income taxes	20,341	$22,340	$(1,999)

Revenue Recognition

The following table represents our revenues disaggregated by geography (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the three months ended September 30,		For the nine months ended September 30,
Geography	2018	2017 (1)	2018	2017 (1)
EMEA	$30,759	$31,034	$104,150	$87,892
APAC	17,779	16,982	54,813	44,071
LATAM	16,051	16,349	44,701	42,034
North America	17,739	21,939	54,684	50,037
Other	—	120	80	120
Total Foreign	82,328	86,424	258,428	224,154
United States	244,841	256,812	801,234	698,335
Total Revenues	$327,169	$343,236	$1,059,662	$922,489

The following table represents our revenues disaggregated by product (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Product line	2018	2017 (1)	2018	2017 (1)
Infusion Consumables	$117,797	$92,612	$361,490	$245,885
IV Solutions	114,433	143,710	394,198	375,494
Infusion Systems (2)	81,456	82,798	263,271	202,590
Critical Care	13,483	12,950	40,703	37,221
Other	—	11,166	—	61,299
Total Revenues	$327,169	$343,236	$1,059,662	$922,489
_______________________________
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) For the three and nine months ended September 30, 2018, Infusion Systems revenue includes $4.2 million and $10.2 million, respectively, in revenue recognized over time. The remainder of our revenue is recognized at a point in time. See below for details related to arrangements with multiple performance obligations.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and software implementation services are typically combined into a single performance obligation and recognized upon implementation. As annual software licenses are renewed, we recognize revenue for the license at a point in time, at the start of each annual renewal period. Consumables and solutions are separate performance obligations, recognized at a point in time.

The most significant judgments related to these arrangements include:

•	Identifying the various performance obligations of these arrangements.

•	Estimating the relative standalone selling price of each performance obligation, typically using directly observable method or calculated on a cost plus margin basis method.

Contract balances

The following table presents our changes in the contract balances for the nine months ended September 30, 2018 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2018	$(7,066)
Equipment revenue recognized	3,136
Equipment revenue deferred due to implementation	(4,086)
Software revenue recognized	5,649
Software revenue deferred due to implementation	(5,507)
Ending balance, September 30, 2018	$(7,874)

As of September 30, 2018, revenue from remaining performance obligations related to implementation of software and equipment is $6.4 million. We expect to recognize substantially all of this revenue within the next three months. Revenue from remaining performance obligations related to annual software licenses is $1.5 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

Note 6:     Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were 18 and 48 anti-dilutive securities for the three months ended September 30, 2018 and 2017, respectively. There were 3,694 and 590 anti-dilutive securities for the nine months ended September 30, 2018 and 2017, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$219	$136	$36,148	$18,939
Weighted-average number of common shares outstanding (for basic calculation)	20,474	19,984	20,362	19,433
Dilutive securities	1,159	1,122	1,226	1,170
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,633	21,106	21,588	20,603
EPS — basic	$0.01	$0.01	$1.78	$0.97
EPS — diluted	$0.01	$0.01	$1.67	$0.92

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

In May 2017, we entered into a two-year cross-currency par forward contract to hedge a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instrument is recorded at fair value on the condensed consolidated balance sheets and is classified based on the instrument's maturity date. We record changes in the intrinsic value of the effective portion of the gain or loss on the derivative instrument as a component of Other Comprehensive Income and we reclassify that gain or loss into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The total notional amount of our outstanding derivative as of September 30, 2018 was approximately 240.1 million MXN. The term of our currency forward contract is May 1, 2017 to May 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.01MXN/USD over the term of the two-year contract.

In January 2018, we entered into an additional six-month cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of September 30, 2018 was approximately 183.9 million MXN. The term of the six-month contract is May 1, 2019 to November 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.43 MXN/USD over the term of the six-month contract.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives
	Condensed Consolidated Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$885	$—
	Other assets	94	—
	Accrued Liabilities	—	187
	Other long-term liabilities	—	402
Total derivatives designated as cash flow hedging instruments		$979	$589

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$192	$534	$687	$556

We recognized the following gains on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended September 30,			Three months ended September 30,

	2018	2017	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$1,743	$318	Cost of goods sold	$192	$534
Total derivatives designated as cash flow hedging instruments	$1,743	$318		$192	$534

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Nine months ended September 30,			Nine months ended September 30,

	2018	2017	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$2,256	$2,144	Cost of goods sold	$687	$556
Total derivatives designated as cash flow hedging instruments	$2,256	$2,144		$687	$556

As of September 30, 2018, we expect approximately $0.9 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

The following table provides a reconciliation of the Level 3 earn-out liability measured at estimated fair value as of December 31, 2017 to September 30, 2018 (in thousands):

Earn-out Liability
Accrued balance, December 31, 2017	$27,000
Change in fair value of earn-out (included in income from operations as a separate line item)	20,500
Accrued balance, September 30, 2018	$47,500

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the earn-out at September 30, 2018 changed from the fair value calculated at December 31, 2017 due to a change in the underlying cumulative adjusted EBITDA forecast, and changes in certain assumptions used in the Monte Carlo simulation, as detailed in the below table.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liability as of December 31, 2017 and September 30, 2018. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

Simulation Input	As of September 30, 2018	As of December 31, 2017
Adjusted EBITDA Volatility	25.00%	26.00%
WACC	8.25%	8.75%
20-year risk free rate	3.13%	2.58%
Market price of risk	4.99%	5.99%
Cost of debt	4.74%	4.08%

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

There were no transfers between Levels during the nine months ended September 30, 2018.

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at September 30, 2018
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$36,960	$—	$36,960	$—
Long-term	2,922	—	2,922	—
Foreign exchange forwards:
Prepaid expenses and other current assets	885	—	885	—
Other assets	94	—	94	—
Total Assets	$40,861	$—	$40,861	$—

Liabilities:
Earn-out liability	$47,500	$—	$—	$47,500
Total Liabilities	$47,500	$—	$—	$47,500

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements at December 31, 2017
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$10,061	$—	$10,061	$—
Long-term	14,579	—	14,579	—
Total Assets	$24,640	$—	$24,640	$—

Liabilities:
Earn-out liability	$27,000	$—	$—	$27,000
Foreign exchange forwards:
Accrued liabilities	187	—	187	—
Other long-term liabilities	402	—	402	—
Total Liabilities	$27,589	$—	$589	$27,000

Our assets measured at fair value on a nonrecurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at December 31, 2017
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Assets held-for-sale	$12,489	$—	$—	$12,489
Total Assets	$12,489	$—	$—	$12,489

Note 9: Investment Securities

Our investment securities currently consist of short-term and long-term corporate bonds. Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in investment income in other income on our condensed consolidated statements of operations. There have been no realized gains or losses on their disposal. Realized gains and losses are accounted for on the specific identification method. The scheduled maturities of the debt securities are between 2018 and 2020. All short-term investment securities are all callable within one year.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our short and long-term investment securities consisted of the following (in thousands):

	As of September 30, 2018
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$36,960	$—	$36,960
Long-term corporate bonds	2,922	—	2,922
Total investment securities	$39,882	$—	$39,882

	As of December 31, 2017
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$10,061	$—	$10,061
Long-term corporate bonds	14,579	—	14,579
Total investment securities	$24,640	$—	$24,640

Note 10:     Prepaid Expenses, Other Current Assets and Related-Party Receivables

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Deposits	$606	$21,940
Other prepaid expenses and receivables	11,727	4,208
Prepaid insurance and property taxes	393	2,580
VAT/GST receivable	5,873	8,097
Deferred tax charge	2,368	1,326
Other	5,339	3,135
	$26,306	$41,286

Related-party receivables consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Third-party receivables due from Pfizer	$68,878	$36,425
HIS business acquisition related	1,530	62,382
	$70,408	$98,807

Third-party receivables due from Pfizer relates to trade accounts receivable that has already been collected from customers by Pfizer on our behalf. HIS business acquisition related receivables include amounts due from Pfizer related to the manufacturing and supply agreements and amounts we prepaid to Pfizer for operational expenses under the transition services agreement.

Pfizer became a related party to us when we issued 3.2 million shares of our common stock as partial consideration for the acquisition of HIS. On February 3, 2017, we entered into a transitional services agreement and two Manufacturing and Supply Agreements ("MSAs") with Pfizer (see Note 19, Collaborative and Other Arrangements). During the three and nine months ended September 30, 2018, the revenue for goods manufactured for Pfizer was $21.7 million and $59.3 million, respectively. During the three and nine months ended September 30, 2017, the revenue for goods manufactured for Pfizer was $16.2 million and $51.9 million, respectively. For the three and nine months ended September 30, 2018, the cost of product manufactured by Pfizer for us was $17.5 million and $57.4 million, respectively. For the three and nine months ended September 30, 2017, the cost of product manufactured by Pfizer for us was $16.1 million and $55.0 million, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw material	$71,511	$82,397
Work in process	64,137	42,304
Finished goods	156,192	163,956
Total inventories	$291,840	$288,657

Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Machinery and equipment	$195,278	$220,999
Land, building and building improvements	213,764	206,846
Molds	56,304	56,253
Computer equipment and software	43,490	44,408
Furniture and fixtures	8,284	7,361
Instruments placed with customers*	58,247	15,812
Construction in progress	98,967	57,144
Total property and equipment, cost	674,334	608,823
Accumulated depreciation	(249,437)	(210,139)
Property and equipment, net	$424,897	$398,684
______________________________
*Instruments placed with customers consist of drug-delivery and monitoring systems placed with customer under operating leases.

Depreciation expense was $15.1 million and $42.8 million for the three and nine months ended September 30, 2018, respectively, and $14.0 million and $36.6 million for the three and nine months ended September 30, 2017.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of December 31, 2017	$12,357
Goodwill acquired	1,300
Other	—
Currency translation	(458)
Balance as of September 30, 2018	$13,199

Intangible Assets, Net

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	September 30, 2018
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$18,906	$11,839	$7,067
Customer contracts	9	5,319	5,177	142
Non-contractual customer relationships	9	55,695	11,553	44,142
Trademarks	4	425	425	—
Trade name	15	7,310	1,462	5,848
Developed technology	11	81,848	13,280	68,568
Total amortized intangible assets		$169,503	$43,736	$125,767

IPR&D		$6,044	—	$6,044

Total intangible assets		$175,547	$43,736	$131,811

	Weighted Average	December 31, 2017
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$17,064	$10,970	$6,094
Customer contracts	9	5,319	4,892	427
Non-contractual customer relationships	9	55,080	6,562	48,518
Trademarks	4	425	425	—
Trade name	15	7,310	1,096	6,214
Developed technology	11	81,846	7,571	74,275
Total amortized intangible assets		$167,044	$31,516	$135,528

IPR&D		$8,225		$8,225

Total intangible assets		$175,269	$31,516	$143,753

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $4.1 million and $12.2 million for the three and nine months ended September 30, 2018, respectively, and $3.6 million and $10.9 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2018	$4,004
2019	16,013
2020	15,867
2021	15,578
2022	15,426
Thereafter	58,879
Total	$125,767

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Salaries and benefits	$22,768	$20,745
Incentive compensation	34,012	40,682
Accrued product field action	5,706	11,810
Third-party inventory	9,090	4,284
Consigned inventory	1,118	5,210
Accrued sales taxes	3,424	6,291
Restructuring accrual	829	1,290
Contract liabilities	6,408	3,326
Accrued other taxes	1,810	2,771
Accrued professional fees	19,120	13,319
Legal accrual	1,699	3,538
Outside commissions	750	725
Warranties and returns	2,553	3,360
Accrued freight	5,026	5,696
Accrued rebates	2,229	—
Other	15,412	9,017
	$131,954	$132,064

Other long-term liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Unfavorable contract liabilities	$16,713	$40,148
Contract settlement	2,083	—
Capital lease	1,936	—
Benefits	1,775	2,104
Contract liabilities	1,466	7,099
Other	5,084	5,975
	$29,057	$55,326

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15:     Income Taxes

On December 22, 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S. corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Our accounting for the Tax Act is incomplete. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the toll charge on undistributed foreign earnings and profits and revaluation of deferred taxes. Measurement-period adjustments for the toll charge and revaluation of deferred taxes recognized during the three months ended September 30, 2018 did not have a material impact on our consolidated financial statements. The effect of the measurement-period adjustments on the 2018 effective tax rate was approximately a two percentage point increase. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Income taxes were accrued at an estimated effective tax rate of 85% and 97% for the three months ended September 30, 2018 and 2017, respectively. Income taxes were accrued at an estimated effective tax rate of (4)% and (66)% for the nine months ended September 30, 2018 and 2017, respectively. Those rates differ from that computed at the federal statutory rate of 21% for the three and nine months ended September 30, 2018 and the federal statutory rate of 35% for the three and nine months ended September 30, 2017.

The effective tax rate for the three and nine months ended September 30, 2018 differs from the federal statutory rate of 21% because of the effect in the mix of U.S. and foreign incomes, state income taxes and tax credits. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The nine months ended September 30, 2018 was impacted by a contract settlement. The contract settlement resulted in a tax benefit of $5.7 million, which is treated as a discrete item. The effective tax rate during the three and nine months ended September 30, 2018 also included a tax benefit of $1.6 million and $12.8 million, respectively related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate. In addition, a revaluation of the contingent consideration resulted in a discrete tax benefit of $4.4 million and $4.9 million, respectively for the three and nine months ended September 30, 2018, which was treated as a discrete item.
The effective tax rate for the three and nine months ended September 30, 2017 differs from the federal statutory rate of 35% because of the effect the mix of U.S. and foreign incomes, state income taxes, tax credits and impact of the gain on bargain purchase. The tax effect of the gain on bargain purchase is treated as a discrete item part of purchase accounting and is not a component of the income tax provision. The effective tax rate during the three and nine months ended September 30, 2017 also included a material tax benefit of $2.7 million and $12.6 million, respectively related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

Note 16:     Long-Term Obligations

Five-year Senior Secured Revolving Credit Facility ("Credit Facility")

On November 8, 2017, we entered into a Credit Facility with various lenders for $150 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. As of September 30, 2018, we had no borrowings and $150 million of availability under the Credit Facility. The Credit Facility matures on November 8, 2022.

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

We were in compliance with all financial covenants as of September 30, 2018.

Note 17: Stockholders' Equity

Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date. During the nine months ended September 30, 2018, we did not purchase any shares of our common stock under the stock purchase plan. As of September 30, 2018, the remaining authorized amount under this purchase plan is approximately $7.2 million. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

For the nine months ended September 30, 2018, we withheld 25,745 shares of our common stock from employee vested restricted stock units in consideration for $6.1 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of December 31, 2017	$(14,578)	$(365)	$(16)	$(14,959)
Other comprehensive income before reclassifications	(7,705)	1,714	11	(5,980)
Amounts reclassified from AOCI	—	(522)	—	(522)
Other comprehensive (loss) income	(7,705)	1,192	11	(6,502)
Balance as of September 30, 2018	$(22,283)	$827	$(5)	$(21,461)

Note 18: Commitments and Contingencies

Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer, Inc. subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that U.S. manufacturer defendants conspired together to restrict output and artificially fix, raise, maintain and/or stabilize the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On July 5, 2018, the District Court granted defendants’ motion to dismiss the operative complaint for failing to state a valid antitrust claim, but is allowing plaintiff to file a second amended complaint. On September 6, 2018, plaintiffs filed a second amended complaint adding new allegations in support of their conspiracy claims and adding ICU as a defendant. On

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 3, 2017, we completed the acquisition of the HIS business from Pfizer. This litigation is the subject of a claim for indemnification against us by Pfizer and a cross-claim for indemnification against Pfizer by us under the HIS stock and asset purchase agreement (“SAPA”).

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

Commitments

Rental expense under our non-cancellable operating lease agreements was $2.4 million and $8.1 million for the three and nine months ended September 30, 2018, respectively, as compared to $2.3 million and $5.3 million for the three and nine months ended September 30, 2017, respectively.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•	Neutron® Catheter Patency Connector, used to help maintain patency of central venous catheters.

•	SwabCap® Disinfecting Cap, used to protect and disinfect any needlefree connector, including competitive brands of connectors.

•	Tego® Hemodialysis Connector

•	NovaCath® and SuperCath® Peripheral IV Catheters

Closed System Transfer Devices (CSTD)

•	ChemoLock® Closed System Transfer Device (CSTD) is a pharmacy preferred CSTD used for the preparation and administration of hazardous drugs.

•	ChemoClave® CSTD, is an ISO standard and universally compatible CSTD used for the preparation and administration of hazardous drugs.

•	Diana™ hazardous drug compounding system, used for the preparation of hazardous drugs.

IV Solutions

•	Sterile Solutions - IV solutions, normal saline, and ringers are used to replenish fluids and electrolytes by IV infusion.

•	Irrigation Solutions - Used externally on open wounds to hydrate the wound, remove deep debris, assist with visual examination, prevent infection and improve healing.

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

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$244.9	75%	$256.8	75%	$801.3	76%	$698.3	76%
International	82.3	25%	86.4	25%	258.4	24%	224.2	24%
Total Revenue	$327.2	100%	$343.2	100%	$1,059.7	100%	$922.5	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
Product line	2018	2017	2018	2017
Infusion Consumables	36%	27%	34%	27%
IV Solutions	35%	42%	37%	41%
Infusion Systems	25%	24%	25%	22%
Critical Care	4%	4%	4%	4%
Other	—%	3%	—%	6%
	100%	100%	100%	100%

We manage our product distribution in the U.S. through a network of three owned distribution facilities, as well as, through direct channels, which include independent distributors and the end users of our products, and as original equipment manufacturer suppliers. Most of our independent distributors handle the full line of our products. Internationally, we manage our operations through the Netherlands, which utilizes international regional hubs. We also manage our operations through independent distributors.

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

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and nine months ended September 30, 2018 and 2017, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total revenue	100%	100%	100%	100%
Gross margin	41%	33%	41%	31%
Selling, general and administrative expenses	24%	22%	23%	25%
Research and development expenses	4%	4%	4%	4%
Restructuring and strategic transaction	7%	5%	6%	7%
Change in fair value of contingent earn-out	6%	2%	2%	1%
Contract settlement	—%	—%	3%	—%
Total operating expenses	41%	33%	38%	37%
Income (loss) from operations	—%	—%	3%	(6)%
Bargain purchase gain	—%	2%	—%	8%
Interest expense	—%	—%	—%	—%
Other income, net	—%	—%	—%	—%
Income (loss) before income taxes	—%	2%	3%	2%
Benefit for income taxes	—%	1%	—%	(1)%
Net income (loss)	—%	1%	3%	3%

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Infusion Consumables	$117.8	$92.7	$25.1	27.1%	$361.5	$245.9	$115.6	47.0%

Infusion Consumables sales increased for the three months ended September 30, 2018, as compared to the same period in the prior year, primarily due to sales to new customers. This increase from new customer sales was slightly offset due to the system and shipments shutdown at the end of September for the system integration of the legacy HIS business.

Infusion Consumables sales increased for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to the timing of the close of the 2017 HIS acquisition and new customers. The nine months ended September 30, 2017 includes approximately eight months of revenue from the point of closing of the transaction to the end of the 2017 third quarter.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
IV Solutions	$114.4	$143.7	$(29.3)	(20.4)%	$394.2	$375.5	$18.7	5.0%

IV Solutions sales decreased for the three months ended September 30, 2018, as compared to the same period in the prior year primarily due to decreased demand. In addition, sales in this quarter were also impacted to a lesser degree by the system and shipments shutdown at the end of September for the system integration of the legacy HIS business. IV Solutions sales increased for the nine months ended September 30, 2018, as compared to the same period in the prior year, due to the timing of the HIS acquisition, increased demand due to market shortages in the first three months of the year and due to new customers. The nine months ended September 30, 2017 includes approximately eight months of revenue from the point of closing of the transaction to the end of the 2017 third quarter.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Infusion Systems	$81.5	$82.8	$(1.3)	(1.6)%	$263.3	$202.6	$60.7	30.0%

Infusion Systems revenue slightly decreased for the three months ended September 30, 2018, as compared to the same period in the prior year. Sales this quarter were impacted slightly due to the system and shipments shutdown at the end of September for the system integration of the legacy HIS business. Infusion Systems revenue increased for the nine months ended September 30, 2018, as compared to the same period in the prior year, primarily due to the revenue related to certain foreign jurisdiction HIS entities that had deferred closes during 2017. The revenue related to these deferred close entities for the three and nine months ended September 30, 2017 was included in our "Other Revenue", see below, as we were unable to allocate the revenue to a specific product line. In addition, the nine months ended September 30, 2017 includes approximately eight months of revenue from the point of closing of the HIS transaction to the end of the current quarter.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Critical Care	$13.5	$12.9	$0.6	4.7%	$40.7	$37.2	$3.5	9.4%

Critical Care revenue increased for the three and nine months ended September 30, 2018, as compared to the same periods in the prior year, primarily due to new product shipments of the Cogent patient monitor and due to timing.

Other Revenue

As mentioned above, as part of the 2017 HIS business acquisition the closing of certain HIS foreign jurisdiction entities were deferred. For the three and nine months ended September 30, 2017, the revenue data related to these deferred closing entities was not available by product line, therefore our other revenue below includes the revenue related to these entities. As of December 31, 2017, all of the deferred closing entities were effectively closed resulting in the ability to allocate all of the revenue to a specific product line for the three and nine months ended September 30, 2018.

The following table summarizes our total Other Revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other Revenue	$—	$11.1	$(11.1)	(100.0)%	$—	$61.3	*	*

______________________________
* Not meaningful

Gross Margins

For the three and nine months ended September 30, 2018, gross margins were 41.1%, as compared to 32.5% and 31.3% respectively, for the three and nine months ended September 30, 2017. The increase in gross margin for the three months ended September 30, 2018, as compared to the same period in the prior year is primarily due to product mix related to increased Consumables and increased factory efficiencies. The increase in gross margins for the nine months ended September 30, 2018, as compared to the same period in the prior year is primarily due to the same primary reasons for the three months and the impact of the step-up of inventory from our purchase accounting that impacted the nine months ended September 30, 2017.

Selling, General and Administrative (“SG&A”) Expenses

The following table summarizes our total SG&A Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
SG&A	$78.1	$76.8	$1.3	2%	$248.6	$226.8	$21.8	10%

SG&A expenses slightly increased for the three months ended September 30, 2018 as compared to the same period in the prior year. Compensation expense increased $6.2 million and information technology expense increased $2.6 million, offsetting these increases was a $5.7 million decrease in consulting expenses. Compensation increased due to an increase in headcount from new employees hired to support the company post-acquisition of HIS. Information technology expense increases were due to the HIS post-acquisition needs to stand up the company. Consulting expenses decreased primarily due to a decrease in our transitional services agreement expenses and the progression of certain HIS implementation projects.

For the nine months ended September 30, 2018 expenses increased as compared to the same period in the prior year. The increase in expenses was primarily attributable to the continued impact from the integration of HIS. Compensation expense increased $12.6 million, information technology expense increased $12.4 million, legal expenses increased $4.7 million, marketing expenses increased $3.1 million and travel expenses increased $2.9 million. Offsetting these increases was a $9.8 million decrease in consulting expenses and decreases from other miscellaneous expenses. Compensation increased due to an increase in headcount from new employees hired to support the company post-acquisition of HIS. Information technology expense increases were due to the HIS post-acquisition needs to stand up the company. Legal expenses increased due to the continued integration of HIS and legal services needed to support a larger business. Marketing expenses increased primarily due to the continued integration of HIS and the post-acquisition operational activity. Travel expense increased as a result of the operational needs of the company.

Research and Development (“R&D”) Expenses

The following table summarizes our total R&D Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
R&D	$13.2	$12.8	$0.4	3.1%	$39.3	$37.4	$1.9	5.1%

R&D expenses increased for the three and nine months ended September 30, 2018, as compared to the same periods in the prior year due to post-acquisition operational activity attributable to a larger business.

Restructuring and Strategic Transaction and Integration Expenses

Restructuring and strategic transaction and integration expenses were $24.0 million and $64.3 million for the three and nine months ended September 30, 2018, as compared to $18.7 million and $68.0 million for the three and nine months ended September 30, 2017.

Restructuring charges

Restructuring charges were $0.5 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. These charges were related to (i) severance costs from the reduction in our workforce as a result of the acquisition and integration of HIS and (ii) an agreement with a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out the employee under his then-existing employment agreement. We expect to pay unpaid restructuring charges as of September 30, 2018, by the end of 2018.

Restructuring charges were $3.2 million and $19.0 million for the three and nine months ended September 30, 2017, respectively. These charges were related to (i) severance costs from the reduction in our workforce needed to eliminate duplicative positions created as a result of the HIS acquisition and (ii) the closure of our Dominican Republic manufacturing facilities and related costs incurred to transfer assets and production to our Costa Rica and Mexico manufacturing facilities.

Strategic transaction and integration expenses

Strategic transaction and integration expenses were $23.5 million and $61.3 million for the three and nine months ended September 30, 2018 respectively, primarily related to our integration of the HIS business.

Strategic transaction and integration expenses were $15.5 million and $49.0 million for the three and nine months ended September 30, 2017 respectively, primarily related to our acquisition and integration of the HIS business.

Change in Fair Value of Earn-out

The fair value revaluation of our earn-out resulted in a change of value of $18.5 million and $20.5 million for the three and nine months ended September 30, 2018, respectively.

For the three and nine months ended September 30, 2017, the fair value revaluation of our earn-out resulted in a change of value of $7.0 million and $13.0 million, respectively.

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

Interest Expense

Interest expense was $0.3 million and $0.5 million for the three and nine months ended September 30, 2018. The interest expense is related to the amortization of financing cost incurred as of year-end December 31, 2017, in connection with a five-year Revolving Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Interest expense was $0.7 million and $1.7 million for the three and nine months ended September 30, 2017. This interest expense is related to the $75 million seller note from Pfizer as part of the HIS business acquisition. The three-year interest only seller note bore interest at LIBOR plus (i) 2.25% per year for the first 12 months, and (ii) 2.50% per annum thereafter. We have fully repaid the seller note as of December 31, 2017.

Income Taxes

Income taxes were accrued at an estimate effective tax rate of 85% and 97% for the three months ended September 30, 2018 and 2017, respectively. Income taxes were accrued at an estimated effective tax rate of (4)% and (66)% for the nine months ended September 30, 2018, and 2017, respectively.

On December 22, 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S. corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Our accounting for the Tax Act is incomplete. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the toll charge on undistributed foreign earnings and profits and revaluation of deferred taxes. Measurement-period adjustments for the toll charge and revaluation of deferred taxes recognized during the three months ended September 30, 2018 did not have a material impact on our consolidated financial statements. The effect of the measurement-period adjustments on the 2018 effective tax rate was approximately a two percentage point increase. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

The effective tax rate for the three and nine months ended September 30, 2018 differs from the federal statutory rate of 21% because of the effect in the mix of U.S. and foreign incomes, state income taxes and tax credits. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The nine months ended September 30, 2018 was impacted by a contract settlement. The contract settlement resulted in a tax benefit of $5.7 million, which is treated as a discrete item.

The effective tax rate during the three and nine months ended September 30, 2018 also included a tax benefit of $1.6 million and $12.8 million, respectively related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

In addition, a revaluation of the contingent consideration resulted in a discrete tax benefit of $4.4 million and $4.9 million, respectively for the three and nine months ended September 30, 2018, which was treated as a discrete item.

The effective tax rate for the three and nine months ended September 30, 2017 differs from the federal statutory rate of 35% because of the effect of the mix of foreign and state incomes, state taxes, tax credits, and impact of the gain on bargain purchase. The tax effect of the gain on bargain purchase is treated as a discrete item part of purchase accounting and is not a component of the income tax provision. The effective tax rate during the three and nine months ended September 30, 2017 also included a tax benefit of $2.7 million and $12.6 million, respectively related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

Liquidity and Capital Resources

During the first nine months of 2018, our cash, cash equivalents, short-term and long-term investments increased by $44.0 million from $314.7 million at December 31, 2017 to $358.7 million at September 30, 2018.

Cash Flows from Operating Activities

Our net cash provided by operations for the nine months ended September 30, 2018 was $110.3 million. Net income plus adjustments for non-cash net expenses contributed $140.8 million. Net cash used in operations as a result of changes in operating assets and liabilities was $30.5 million. The changes in operating assets and liabilities included a $39.0 million increase in accounts receivable, an $18.5 million decrease in accrued liabilities, $12.4 million in net changes in income taxes, including excess tax benefits and deferred income taxes, a $2.1 million decrease in accounts payable and a $1.8 million increase in prepaid expenses and other assets. Offsetting these amounts was a $31.0 million decrease in related party receivables and a $12.2 million decrease in inventories. The increase in accounts receivable is due to the increase in revenue. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation. The net changes in income taxes was a result of the timing of payments. The decrease in accounts payable was due to the timing of payments. The increase in prepaid expenses and other assets was primarily due to an increase in deferred costs, deferred tax charges, and other miscellaneous prepaid expenses mostly offset by a decrease in sales tax receivables, prepaid property insurance and property taxes. The decrease in related-party receivables was primarily due to the timing of amounts received from Pfizer. The decrease in inventory was primarily due to our continued inventory reduction effort.

Our net cash provided by operations for the nine months ended September 30, 2017 was $69.9 million. Net income plus adjustments for non-cash net expenses contributed $31.5 million to cash provided by operations, and cash provided by changes in operating assets and liabilities was $38.4 million. The changes in operating assets and liabilities included a $148.5 million decrease in inventories, a $63.2 million increase in accrued liabilities, a $17.6 million increase in accounts payable and a $6.2 million decrease in prepaid expenses and other assets. Offsetting these amounts was a $131.6 million increase in related-party receivables, a $51.5 million increase in accounts receivable and $14.0 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in inventory was due to a planned inventory reduction of our acquired inventory to manage working capital needs. The increase in accrued liabilities was primarily a result of increased salary and benefits due to a larger workforce. The increase in accounts payable was due to the increase in expenses related to the post-acquisition operations. The decrease in prepaid expenses and other assets was due to timing. The increase in related-party receivables was primarily due to amounts paid for transitional service arrangement fees, working capital adjustments and other HIS-related amounts. The increase in accounts receivable is due to the increase in revenue. The net changes in income taxes was a result of the timing of payments.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Nine months ended September 30,
	2018	2017	Change
Investing Cash Flows:
Purchases of property and equipment	$(75,057)	$(51,702)	$(23,355)	(1)
Proceeds from sale of assets	13,000	2	12,998	(2)
Business acquisitions, net of cash acquired	(1,300)	(157,097)	155,797	(3)
Intangible asset additions	(5,375)	(3,718)	(1,657)
Purchases of investment securities	(30,495)	(24,743)	(5,752)	(4)
Proceeds from sale of investment securities	14,940	—	14,940	(5)
Net cash used in investing activities	$(84,287)	$(237,258)	$152,971
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
(5) Net proceeds from the sale of our investment securities increased during the first nine months of 2018, as compared to the same period in the prior year. At the end of 2016, we liquidated all of our investment securities and used the proceeds to fund the acquisition of HIS. Accordingly, we did not have an investment balance in 2017 until purchases were made in September of that year.
While we can provide no assurances, we estimate that our capital expenditures in 2018 will be approximately $100 million. We anticipate making additional investments in our manufacturing operations in the United States to support new and existing products and in IT to benefit world-wide integrated operations. We expect to use our cash to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.
Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Nine months ended September 30,
	2018	2017	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$14,211	$19,967	$(5,756)	(1)
Proceeds from employee stock purchase plan	—	2,705	(2,705)	(2)
Tax withholding payments related to net share settlement of equity awards	(6,119)	(3,951)	(2,168)	(3)
Net cash provided by financing activities	$8,092	$18,721	$(10,629)
______________________________
(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the third quarter of 2017, we suspended our ESPP.
(3) During the nine months ended September 30, 2018, our employees surrendered 25,745 shares of our common stock from vested restricted stock awards as consideration for approximately $6.1 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of September 30, 2018, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of $7.2 million available for future purchases. This plan has no expiration date.

After our acquisition of the HIS business, we continue to maintain a substantial cash position. Cash generated includes stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, and fund capital expenditures and to take advantage of acquisition opportunities that may arise.

As of September 30, 2018, we had $146.7 million of cash and cash equivalents held in local currency by our foreign subsidiaries. We expect to permanently reinvest these funds outside of the U.S. and, based on our current plans, we do not presently anticipate a need to repatriate them to fund our U.S. operations.

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

We were in compliance with all financial covenants as of September 30, 2018.

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

Contractual Obligations

In March 2018, the resolution of a dispute with a product partner resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement. As a result we are no longer subject to the future minimum purchase obligations required under this arrangement. Our remaining contractual obligations are immaterial.

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

In our European operations, our net Euro asset position at September 30, 2018 was approximately €86.8 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the September 30, 2018 spot rate would impact our consolidated amounts on these balance sheet items by approximately $10.1 million, or 1.5% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer, Inc. subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that U.S. manufacturer defendants conspired together to restrict output and artificially fix, raise, maintain and/or stabilize the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On July 5, 2018, the District Court granted defendants’ motion to dismiss the operative complaint for failing to state a valid antitrust claim, but is allowing plaintiff to file a second amended complaint. On September 6, 2018, plaintiffs filed a second amended complaint adding new allegations in support of their conspiracy claims and adding ICU as a defendant. On February 3, 2017, we completed the acquisition of the HIS business from Pfizer. This litigation is the subject of a claim for indemnification against us by Pfizer and a cross-claim for indemnification against Pfizer by us under the HIS stock and asset purchase agreement (“SAPA”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the third quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
07/01/2018 — 07/31/2018	—	$—	—	$7,169,000
08/01/2018 — 08/31/2018	—	$—	—	$7,169,000
09/01/2018 — 09/30/2018	—	$—	—	$7,169,000
Third quarter of 2018 total	—	$—	—	$7,169,000
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

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	November 8, 2018
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