Form 10-K
period 2018-12-31
ICU MEDICAL INC/DE
filed 2019-03-01
CIK 883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018 or

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2018, the last business day of registrant’s most recently completed second fiscal quarter, was $5,575,024,829*.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2019 was 20,498,949.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2019 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Report.

____________________________
*  Without acknowledging that any person other than Dr. George A. Lopez is an affiliate, all directors and executive officers have been included as affiliates solely for purposes of this computation.

ICU Medical, Inc.
Form 10-K
For the Year Ended December 31, 2018

PART I

ITEM 1. BUSINESS

First person pronouns used in this Report, such as “we,” “us,” and “our,” refer to ICU Medical, Inc. ("ICU") and its subsidiaries unless context requires otherwise.

Company Background

ICU was founded in 1984 and our initial public offering was in 1992. Our headquarters are in San Clemente, California. In 1993, we launched the Clave™, an innovative one-piece needlefree intravenous ("IV") connection device. Since the late 1990's, we have expanded our product offerings by introducing internally developed products and systems. Key developments have included the MicroClave Clear™ connector as an update to the Clave, Tego™ needlefree connector for use in hemodialysis, products for handling hazardous drugs including the ChemoClave™ and ChemoLock™ CSTDs (“closed-system transfer devices”, the Diana™ hazardous drug compounding system, and the Neutron®, a catheter patency device.

In October 2015, we acquired Excelsior Medical Corporation’s SwabCap® disinfecting cap for needlefree IV connectors to enhance our direct and OEM infusion therapy product offerings and to open new customer opportunities globally.

In February 2017, we acquired Pfizer Inc.'s ("Pfizer") Hospira Infusion Systems ("HIS") business. The HIS acquisition complements our legacy non-dedicated infusion sets and oncology business by expanding our product portfolio to include a complete intravenous infusion therapy product-line from IV solutions to IV pumps to non-dedicated infusion sets.

General Overview of Business

We develop, manufacture and sell innovative medical products used in infusion therapy and critical care applications. Our product portfolio includes IV smart pumps, sets, connectors, closed system transfer devices for hazardous drugs, sterile IV solutions, cardiac monitoring systems, along with pain management and safety software technology designed to help meet clinical, safety and workflow goals.

Our primary customers are acute care hospitals, wholesalers, ambulatory clinics and alternate site facilities, such as clinics, home health care providers and long-term care facilities. We sell our products in more than 90 countries throughout the world.

Products

Our primary product offerings are listed below, which we present in four product lines as follows:

Infusion Consumables

Infusion therapy sets, used in hospitals and ambulatory clinics, consist of a tube running from a bottle or plastic bag containing a solution to a catheter inserted in a patient’s vein, that may or may not be used with an IV pump.  Our primary IV Consumable products are:

◦
Clave™ needlefree products, including the MicroClave, MicroClave Clear, and NanoClave™ brand of connectors, accessories, extension and administration sets used for the administration of IV fluids and medications and the Neutron catheter patency device, used to help maintain patency of central venous catheters;

◦	SwabCap disinfecting cap, used to protect and disinfect any needlefree connector, including competitive brands of connectors;

◦	Tego hemodialysis connector used to cap and protect hemodialysis central venous catheter hubs; and

◦	NovaCath™ and SuperCath™ peripheral IV catheters(PIV).

Closed System Transfer Devices (CSTD) and hazardous drug compounding systems are used to prepare and deliver hazardous IV medications such as those used in chemotherapy, which, if released, can have harmful effects to the healthcare worker and environment.  Our products are:

◦
ChemoLock, is a pharmacy-preferred CSTD used for the preparation and administration of hazardous drugs. ChemoLock limits the escape of hazardous drug or vapor concentrations, blocks the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury;

◦
ChemoClave, is an ISO standard and universally compatible CSTD used for the preparation and administration of hazardous drugs. ChemoClave utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems. ChemoClave also limits the escape of hazardous drug or vapor concentrations, blocks the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury; and

◦
Diana hazardous drug compounding system is an automated sterile compounding system that incorporates ChemoClave and ChemoLock CSTD consumables and IV workflow technology for the accurate, safe, and efficient preparation of hazardous drugs. It is a user-controlled automated system that provides repeatable accuracy of drug mixes and minimizes clinician exposure to hazardous drugs while helping to maintain the sterility of the drugs being mixed.

The preparation of hazardous drugs typically takes place in a pharmacy location where drugs are removed from vials and prepared for delivery to a patient. Those prepared drugs are then transferred to a nursing unit where the chemotherapy is administered via an infusion pump set to a patient. Components of the ChemoClave and ChemoLock product lines are used both in pharmacies and on the nursing floors for the preparation and administration of hazardous drugs.

IV Solutions

We provide a broad portfolio of IV solutions to meet our customers’ clinical needs, providing a consistent supply of IV solutions, irrigation, and nutritionals to help provide safe and effective patient care. Our primary IV Solutions products are:

IV Therapy and Diluents:

•	Including Sodium Chloride, Dextrose, Balanced Electrolyte Solutions, Lactated Ringer's, Ringer's, Mannitol, Sodium Chloride/Dextrose, Sterile Water

Irrigation/Urologics:

•
Including Sodium Chloride Irrigation, Sterile Water Irrigation, Physiologic Solutions, Ringer's Irrigation, Ringer's Irrigation, Acetic Acid Irrigation, Glycine Irrigation, Sorbitol-Mannitol Irrigation, Flexible Containers and Pour Bottle Options, 250 mL

Infusion Systems

We offer a wide range of infusion pumps, dedicated IV sets and software. Our primary Infusion System products are dedicated IV sets and the following:

Infusion Pump Hardware:

•
Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. Plum 360 was named the 2018 Best in KLAS winner as top-performing IV smart pump and is the first medical device to be awarded UL Cybersecurity Assurance Program Certification; and

•	LifeCare PCA™: The LifeCare PCA infusion pump is an ICU Medical MedNet™ ready patient-controlled analgesia pump ("PCA"), providing complete IV-EHR interoperability since 2016.

IV Mediation Safety Software:

•
ICU Medical MedNet™: ICU Medical MedNet is an enterprise-class medication management platform for any sized healthcare system that can help reduce medication errors, improve quality of care, streamline workflows and maximize revenue capture. ICU Medical MedNet connects our industry-leading smart pumps to a hospital’s Electronic Health Records (EHR), asset tracking systems, and alarm notification platforms with the largest array of integration partners.

Professional Services:

•
In addition to the products above, our teams of clinical, information technology, and professional services experts work with customers to develop and deliver safe and efficient infusion systems, providing customized and personalized configuration, implementation, and data analytics services to complement our infusion hardware and software.

Critical Care

Our critical care products help clinicians get accurate real-time access to patients’ hemodynamic and cardiac status with an extensive portfolio of monitoring systems and advanced sensors & catheters.  Measurements provided by our systems help clinicians determine how well the heart is pumping blood and how efficiently oxygen from the blood is being used by the tissues. Our primary Critical Care products are:

•	Cogent™ 2-in-1 hemodynamic monitoring system

•	CardioFlo™ hemodynamic monitoring system

•	TDQ™ and OptiQ™ cardiac output monitoring catheters

•	Transpac™ blood pressure transducers

•	SafeSet™ closed blood sampling and conservation system

Financial information relating to our reporting segment and primary product lines is set forth in Part I, Item 6. "Selected Financial Data" and Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, and is incorporated herein by reference.

Recent Significant Acquisitions

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

Manufacturing

As of December 31, 2018, we operate four primary manufacturing facilities globally, which are detailed in Part I, Item 2 of this report. We operate four main service centers globally. We also rely on certain outside manufacturers for certain product lines in Infusion Systems and IV Solutions.

Our four primary manufacturing sites are:

◦	La Aurora de Heredia, Costa Rica, which manufactures most of our infusion pumps and dedicated disposables, as well as a portion of our non-dedicated infusion consumables products;

◦	Ensenada, Mexico, which manufactures infusion consumables products;

◦	Salt Lake City, Utah, which produces primarily our proprietary brands of connector and CSTD components, and sends those products to Costa Rica or Mexico for finished goods assembly; and

◦	Austin, Texas, which produces our IV Solutions products.

Additionally, we leverage a long-term supply agreement with Pfizer (described below) to provide additional IV Solution products to us.

We also assemble compounders in our leased facility in Ludenscheid, Germany and Salt Lake City, Utah.

During 2017, we closed our manufacturing facility in San Cristobal, Dominican Republic, which was part of the HIS acquisition, and transferred the assets and the production of Infusion Consumables to our plants in Costa Rica and Mexico.

We have four main regional device service centers in San Jose, California; Sligo, Ireland; San Laurent, Quebec, Canada; and Rydalmere, Australia.

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

We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. Certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability. We have generally been able to obtain adequate supplies of such raw materials and components.

Sales, Marketing and Administration

We ship around the world with the majority of our sales denominated in U.S. dollars, Euro and Canadian dollars. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2018.

Distribution

Our products are marketed to medical product manufacturers, independent distributors and directly to end users.

The U.S. distribution of solutions, IV sets and accessories is supported by a network of three owned distribution centers acquired in the HIS business acquisition, which include King of Prussia, Pennsylvania; Los Angeles, California; and Dallas, Texas. We also acquired the contracts to a number of public warehouses as part of the HIS acquisition.

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

Under the 510(k) process, applicants must demonstrate to the FDA that the device is as safe and effective as, or substantially equivalent to, a legally marketed device, the “predicate” device. Applicants must submit performance data to establish substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) premarket notification. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption ("IDE") regulations. The FDA must issue a decision finding substantial equivalence before commercial distribution can occur. Changes to cleared devices that could not significantly affect the safety or effectiveness of the device can generally be made without additional 510(k) premarket notifications; otherwise, a new 510(k) is required.

In the PMA application process, the applicant must demonstrate to the satisfaction of the FDA that the device is safe and effective for its intended use. This approval process applies to most Class III devices, and generally requires clinical data to support the safety and effectiveness of the device, obtained in adherence with IDE requirements. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose, and that the proposed manufacturing is in compliance with the Quality System Regulation ("QSR"). For novel technologies, the FDA will generally seek input from an advisory panel of medical experts and seek their views on the safety, effectiveness and benefit-risk of the device. The PMA process is generally more detailed, lengthier and more expensive than the 510(k) process, though both the 510(k) clearance and PMA processes can be expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

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

Before approval, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with current Good Manufacturing Practices ("cGMP") requirements and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA may inspect one or more clinical trial sites to assure compliance with Good Clinical Practice, or GCP, requirements.

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

Manufacturing Regulation

We must also comply with FDA, International Organization for Standardization (“ISO”) and European Council Directive 93/42/EEC (“Medical Device Directive”) regulations governing medical device manufacturing practices.  The FDA, state, foreign agencies and ISO require manufacturers to register and subject manufacturers to periodic FDA, state, foreign agencies and ISO inspections of their manufacturing facilities.  We are a FDA and ISO registered medical device manufacturer, and must demonstrate that we and our contract manufacturers comply with the FDA’s QSR and cGMPs. The FDA and regulatory agencies outside the U.S. monitor compliance with these requirements through inspections of manufacturing facilities.  If an inspector observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.

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

To market our products in the EC, manufacturers of medical devices must also conform to EC Directives such as Council Directive 93/42/EEC and their applicable annexes.  Those regulations assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC.  Once a manufacturer and its devices are in conformance with the Medical Device Directive, the “CE” Mark may be affixed to its devices.  The CE Mark gives devices unobstructed entry to all the member countries of the EC.

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

 Infusion Consumables

We believe that our ability to effectively compete in the Infusion Consumables market depends upon our ability to differentiate our products based on continued innovation, safety, quality, convenience, reliability, patent protection, ease of use and the pricing of our products, in addition to access to distribution channels.  We encounter significant competition in this market both from global, large, established medical device manufacturers and from smaller companies. We compete with products and systems marketed by Becton Dickinson ("BD"), Baxter International ("Baxter"), B. Braun Medical, Inc. ("B. Braun"), and Fresenius Kabi a division of Fresenius Group ("Fresenius").   Although we believe that our needlefree infusion devices and custom set manufacturing capabilities have distinct advantages over competing systems, there is no assurance that they will be able to compete successfully with these products.  Our CSTD used for the preparation and safe handling of oncology drugs, compete with similar products from BD, and B. Braun. We believe that our current CSTD product offering provides benefits over these competing systems in several areas related to safety, ease of use, quality, and cost; however, on-going innovation in this market space will be required, and there is no assurance that these innovations will be able to sustain continued growth.

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

Infusion Systems

We face strong global competitors including BD, Baxter, B. Braun and Fresenius.  These competitors benefit from greater financial, research and development and marketing resources than we have. The smart pump market in recent years has been troubled with security concerns, and product recalls. We believe our ability to effectively compete in this market segment will be determined by our ability to build our brand strength using the development of technological advancements aimed at increasing the quality, reliability and safety of our pumps while at the same time focusing on manufacturing efficiency and cost-effectiveness, which are operationally challenging with evolving product lines.

Critical Care

Our primary competitor in Critical Care is Edwards Lifesciences.

Patents

We have U.S. and/or certain foreign patents relating to the technologies found in the Clave / MicroClave Connector, MicroClave Clear Connector, Neutron Connector, CLC2000 Connector, Tego Connector, ChemoClave Technologies, ChemoLock Technologies, Click Lock Technology, SwabCaps, Custom Set Design and Manufacturing Methods, and Diana Hazardous Drug Compounding System. We have applications pending for additional U.S. and/or foreign patents on MicroClave Connector, Neutron Connector, Tego Connector, Y-Clave Connector with Integral Check Valve, ChemoClave Technologies, ChemoLock Technologies, Swabcaps, and Diana Hazardous Drug Compounding System.

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

Our success may depend in part on our ability to obtain patent protection for our products and to operate without infringing the proprietary rights of third parties.  While we have obtained certain patents and applied for additional U.S. and foreign patents covering certain of our products, there is no assurance that any additional patents will be issued, that the scope of any patent protection will prevent competitors from introducing similar devices or that any of our patents will be held valid if subsequently challenged.  Our patents are important in preventing others from introducing competing products that are as effective as our products.  The loss of patent protection on Clave/MicroClave, Neutron, Tego Connector, Swabcap, ChemoClave and ChemoLock technologies, could adversely affect our ability to exclude other manufacturers from producing effective competitive products and could have an adverse impact on our financial results.

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

Research and Development

Our research and development costs include personnel costs and expenses related to the development of new products. Research and development costs were $52.9 million in 2018, $51.3 million in 2017 and $13.0 million in 2016.

Employees

At December 31, 2018, we had 8,100 employees.

Geographic Data

Information regarding financial data by geography is set forth in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K in Note 4 and 13 to the Consolidated Financial Statements, and is incorporated herein by reference.

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

Risks Related to our Strategic Transactions

Failure to integrate acquired businesses into our operations successfully could adversely impact our business and our operating results and such acquisitions could result in unforeseen operating difficulties and expenditures, require significant management resources, and require significant charges or write-downs.

We may seek to supplement our internal growth through acquisitions of complementary businesses, technologies, services, or products, as well as investments and strategic alliances. Such transactions are inherently risky, and the integration of any newly-acquired business requires significant effort and management attention that otherwise would be available for ongoing development of our other businesses. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. There can be no assurance that any past or future transactions will be successful.

The HIS acquisition that closed on February 3, 2017 was a significant transaction for us and the HIS business was one in which we did not operate directly prior to the closing of the transaction. Integrating the operations of the HIS business with that of our own is a complex, costly and time-consuming process and the nature of a carve out acquisition makes it inherently more difficult to assume operations on closing day as well as to integrate activities, as certain systems, processes and people may not all have transferred with the acquired business to support such activities. The failure to meet the challenges involved in integrating the two businesses could adversely affect the results of operations of the combined businesses. Potential difficulties that may be encountered in the integration of the HIS business or in the process of integrating other businesses we acquire include the following:

•	challenges in preserving important strategic customer and other third-party relationships of both businesses;

•	the diversion of management’s attention to integration matters;

•	challenges in maintaining employee morale and retaining or attracting key employees;

•	potential incompatibility of corporate cultures;

•
costs, delays and other difficulties (i) consolidating corporate and administrative infrastructures and information systems and (ii) implementing common systems and procedures including, in particular, our internal controls over financial reporting; and

•	coordinating and integrating a geographically dispersed organization, including operations in jurisdictions we did not operate in prior to the transaction.

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

We intend to continue to expand our marketing and distribution capability, which may include external expansion through acquisitions both in the U.S. and foreign markets. We may also consider expanding our product offerings through acquisitions of companies or product lines. We can provide no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. We acquired the HIS business in February 2017, which includes IV pumps, solutions, and devices in order to create a leading pure-play infusion therapy company, but we continue to make significant integration efforts in order to achieve the anticipated benefits of the transaction.

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

Business and Operating Risks

We are dependent on single and limited source third-party suppliers, which subjects our business and results of operations to risks of supplier business interruptions, and a loss or degradation in performance in our suppliers could have an adverse effect on our business and financial condition.

Although we have risk mitigation plans in place with key suppliers, we have materials (such as resins) that are critical to our ability to manufacture our products, the supply of which is currently from a sole supplier.  We cannot be certain that our current suppliers will continue to provide us with the quantities of materials that we require or satisfy our anticipated specifications and quality requirements on a timely basis or at all. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Furthermore, our contract manufacturers could require us to move to another one of their production facilities. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, materials or services and if we cannot then obtain an acceptable substitute. Additionally, we are subject to FDA regulations, which could further delay our ability to obtain a qualified alternative supplier. Any performance failure on the part of our suppliers could delay the development and manufacture of our products, which could have a material adverse effect on our business. Due to the highly competitive nature of the healthcare industry and the cost controls of our customers and third party payors, we may be unable to pass along cost increases for any key components or raw materials increases through higher prices to our customers. If the cost of key components or raw materials increases and we are unable fully to recover those increased costs through price increases or offset these increases through other cost reductions, we could experience an adverse effect on our financial condition.

Damage to any of our manufacturing facilities could impair our ability to produce our products.

A severe weather event, other natural or man-made disaster, or any other significant disruption affecting one of our manufacturing facilities could materially and adversely impact our business, financial condition and results of operations.

We have a single manufacturing facility for our Clave products located in Salt Lake City, Utah.  Our Salt Lake City facility also produces other components on which our manufacturing operations in Mexico and Costa Rica rely. Our IV Solutions are manufactured at our manufacturing facility in Austin, Texas and by a third party manufacturer Pfizer in Rocky Mount, North Carolina.

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

We have been and will be ordering production molds and equipment for our new products.  We expect to order semi-automated or fully automated assembly machines for other new Infusion Consumables products in 2019.  We also are adding additional IV Solutions capacity at our IV Solutions manufacturing facility. If we do not achieve significant sales of these new products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because its costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

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

Increasing awareness of healthcare costs, public interest in healthcare reform and continuing pressure from Medicare, Medicaid, group purchasing organizations and other payers, both domestic and international, to reduce costs in the healthcare industry, as well as increasing competition from other protective products, could make it more difficult for us to sell our products at current prices. Our products are purchased by hospitals, physicians and other healthcare providers that typically bill various third-party payors, such as governmental programs, private insurance plans and managed care plans, for the healthcare services and products provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for healthcare services and products from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies will provide coverage for procedures in which our products are used. If we are not successful in reversing existing non-coverage policies, or if third-party payors that currently cover or reimburse our products and related procedures reverse or limit their coverage in the future, or if other third-party payors issue similar policies, this could have a material adverse effect on our business.

Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the U.S. and in international markets. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have an adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

We are subject to foreign, federal, and state data privacy and security laws, and failure to protect our information systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.

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

We are also subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), in the U.S. HIPAA established uniform standards governing the conduct of certain electronic healthcare transactions and requires certain entities, called covered entities, to comply with standards that include the privacy and security of protected health information ("PHI"). HIPAA also requires business associates, such as independent contractors or agents of covered entities that have access to PHI in connection with providing a service to or on behalf of a covered entity, of covered entities to enter into business associate agreements with the covered entity and to safeguard the covered entity’s PHI against improper use and disclosure.
The HIPAA privacy regulations cover the use and disclosure of PHI by covered entities as well as business associates, which are defined to include subcontractors that create, receive, maintain, or transmit PHI on behalf of a business associate. They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, or to request restrictions on the use or disclosure of PHI. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. HITECH, among other things, established certain health information security breach notification requirements. A covered entity must notify any individual whose PHI is breached according to the specifications set forth in the breach notification rule. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI as defined under HIPAA. Similarly, we may be subject to additional federal privacy laws such as Section 5 of the Federal Trade Commission Act.
HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, we would be required to report the improper use or disclosure to the U.S. Department of Health and Human Services ("HHS") which would post the violation on its website, and to the media.
HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities, and their business associates for compliance with the HIPAA privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.
The new EU-wide General Data Protection Regulation ("GDPR") became applicable on May 25, 2018, replacing the prior data protection laws issued by each EU member state based on the Directive 95/46/EC. Unlike the Directive (which needed to be transposed at national level), the GDPR text is directly applicable in each EU member state, resulting in a more uniform application of data privacy laws across the EU. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR are significant-the greater of EUR 20 million or 4% of global turnover. The GDPR provides that EU member states may introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. We are subject to the supervision of local data protection authorities in those jurisdictions where we are established or otherwise subject to applicable law.
The California legislature passed the California Consumer Privacy Act of 2018 (the "CCPA") on June 28, 2018. The CCPA applies to certain businesses that collect personal information from California residents, whether directly or indirectly. The CCPA establishes several consumer rights including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information, and a right to equal service and price regardless of exercise of these rights. Violation of the CCPA can result in civil penalties through enforcement by the California Attorney General (effective July 1, 2020) or a private right of action by consumers following a data breach (effective January 1, 2020). The law includes specific exemptions for entities and information covered by HIPAA or the Confidentiality of Medical Information Act (CMIA). However, not all personal information maintained by entities covered by HIPAA or CMIA is exempt from the CCPA. California legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The U.S. Congress may also pass a law to pre-empt all or part of the CCPA. As passed, the effects of the CCPA potentially are significant, however, and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Implementing regulations from the Attorney General that may clarify the CCPA are not due until July 1, 2020 and additional amendments to the CCPA may be signed into law before then.
Failure to comply with any of these laws or to protect our information systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to fines, penalties, other liability, and reputational harm, any of which could adversely affect our ability to operate our business and our financial results.

Expiring patents may affect our future sales.

Some of our products are covered by patents that, if valid, give us a degree of market exclusivity during the term of the patent. Upon patent expiration, our competitors may introduce products using the same technology. As a result of this possible increase in competition, we may need to reduce our prices to maintain sales of our products, which would make them less profitable. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

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

Most of the materials used in our products are resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil markets are affected by political uncertainty in the Middle East, and there is no assurance that crude oil supplies will not be interrupted in the future.  New laws or regulations adopted in response to climate change could also increase energy costs as well as the costs of certain raw materials and components. Any such regulations or interruptions could have an adverse effect on our ability to produce, or the cost to produce, our products.  Also, crude oil and natural gas prices have been volatile in recent years. Our suppliers have historically passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and we believe most of these costs have been passed on to us. Our ability to recover these increased costs may depend upon our ability to raise prices on our products. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances, or to otherwise recover these costs, could have an adverse effect on our profitability.

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

The market for small and mid-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From January 2016 through December 2018, our trading price ranged from a high of $321.70 per share to a low of $85.56 per share.  We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, acquisitions or divestitures, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders, market rumors and substantial product orders could contribute to the volatility in the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock; the recent macroeconomic downturn could depress our stock price for some time.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for approximately 55% of our outstanding shares at the end of 2018. If one or more of the institutions or if our other large stockholders should decide to reduce or eliminate their position in our common stock, it could cause a significant decrease in the price of our common stock.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Legal, Compliance, and Regulatory Risks

We are subject to certain federal, state and foreign fraud and abuse and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•
the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
the federal Physician Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP") to report annually to the US Department of Health and Human Services Centers for Medicare and Medicaid Services ("CMS") information related to payments and other transfers of value to physicians, certain other healthcare providers, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,278 per failure up to an aggregate of $169,170 per year (or up to an aggregate of $1.128 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•
HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, HIPAA, as amended by HITECH and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $57,051 per violation, not to exceed $1.71 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; and state laws related to insurance fraud in the case of claims involving private insurers.

These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.
To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to. If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations.

Healthcare regulation and reform measures could adversely affect our revenue and financial condition.

The healthcare industry is highly regulated and in recent years, there have been numerous changes in initiatives, laws and regulations. The federal government and all states and jurisdictions in which we currently operate regulate various aspects of our business. Changes in law or new interpretation of existing laws can have a material effect on our permissible activities and the relative costs associated with doing business. The laws and regulations that may affect our ability to operate include, without limitation, anti-kickback laws that prohibit payments or other remuneration that could be considered to induce hospitals, physicians or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order, of healthcare products or services for which payment may be made under federal and state healthcare programs as well as false claims laws that prohibit filing of false or improper claims for payment. Federal laws apply to federal and state healthcare programs, such as Medicare and Medicaid, and several states have similar laws that may apply more broadly to all payors. Although we would not submit claims directly to government payors, manufacturers can be held liable under the federal and state false claim act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, price reporting, or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this federal and state false claims laws. As a manufacturer of U.S. FDA-approved products reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians and certain other healthcare professionals or U.S. teaching hospitals and any ownership or investment interests held by physicians and their immediate family members. These laws may affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers of our products. These laws are broadly written and are subject to evolving interpretations, and it is often difficult to determine how these laws will be applied to specific circumstances. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Our profitability and operations are subject to risks relating to changes in government and private reimbursement programs and policies and changes in legal requirements in the U.S. and in the world. There have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability in the U.S. and abroad. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Affordable Care Act”) were signed into law introducing comprehensive health insurance and healthcare reforms in the U.S.  Among the provisions of such legislation that may have an adverse impact on us is a 2.3% excise tax imposed on medical device manufacturers for the sale of certain medical devices to U.S. customers. The excise tax, which became effective January 1, 2013, resulted in additional expense of $2.0 million in 2015 recorded in Selling, General and Administrative expenses. Congress has temporarily suspended this medical device excise tax for two years commencing January 2018. Unless Congress changes the current law, we expect this tax to resume beginning in 2020. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We do not yet know the full impact that the Affordable Care Act will have on our business.

We expect that the current Presidential Administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. For example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance, beginning in 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the Affordable Care Act’s individual mandate to carry insurance coverage is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services, or CMS, have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted that reduced payments to Medicare providers. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The ultimate implementation of any healthcare reform legislation and any new laws and regulations, and its impact on us, is impossible to predict. Any significant reforms made to the healthcare system in the U.S., or in other jurisdictions, may have an adverse effect on our financial condition and results of operations.

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

We and our products are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; premarket clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

In the U.S., our device products are subject to clearance or approval by the U.S. FDA under the Food, Drug and Cosmetics Act ("FDC Act"). Before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive either clearance under Section 510(k) of the FDC Act or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is "substantially equivalent," as defined in the statute, to a legally marketed predicate device. To be "substantially equivalent," the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. If the manufacturer is unable to demonstrate substantial equivalence to FDA’s satisfaction, or if there is no available predicate device, then the manufacturer may be required to seek approval through the PMA application process, which is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA's satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies.

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

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. The FDA enforces these regulatory requirements through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities which may include any of the following sanctions:

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our future products under development. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDC Act. Among other things, the FDA announced that it plans to develop proposals to drive manufacturers using the 510(k) pathway toward the use of newer predicates. These proposals include plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA also announced that it intends to finalize guidance to establish a premarket review pathway for “manufacturers of certain well-understood device types” as an alternative to the 510(k) clearance pathway and that such premarket review pathway would allow manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. These proposals have not yet been finalized or adopted, and the FDA announced that it would seek public feedback prior to publication of any such proposals, and may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

Modifications to our products may require us to obtain new clearances or approvals, and if we market modified products without obtaining necessary clearances or approvals, we may be required to cease marketing or recall the modified products until required approvals are obtained.

Certain modifications to a cleared or approved device may require a new clearance or approval, or alternatively a notification or other submission to FDA. The FDA may not agree with our decisions regarding whether a new regulatory submission is necessary. We may make modifications to our approved devices in the future that we believe do not require a new clearance or approval. If the FDA disagrees with our determination and requires us to submit a new submission for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not clear or approve our products for the indications that are necessary or desirable for successful commercialization, or could require clinical trials to support any modifications. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

If we or our component manufacturers fail to comply with the FDA's Quality System Regulation or Good Manufacturing Practice regulations or other requirements, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

We and some of our component manufacturers are required to comply with regulatory requirements known as the FDA's Quality System Regulation, or QSR, a complex regulatory scheme which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA's current Good Manufacturing Practices, or cGMPs apply to the manufacture of medical device components and finished medical devices. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with applicable cGMPs for our products, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

In May 2017, the Medical Device Regulation entered into force to replace the Medical Device Directive, as amended. The Medical Device Regulation will apply after a three-year transition period and imposes stricter requirements for the marketing and sale of medical devices and grants EU Notified Bodies increased post-market surveillance authority. We may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations.

Distribution of our products in other countries may be subject to regulation in those countries, and there is no assurance that we will obtain necessary approvals in countries in which we want to introduce our products.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our products have been cleared or approved by the FDA for specific indications. We train our marketing personnel and direct sales force to not promote our products for uses outside of the FDA-cleared or approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those cleared or approved by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

In addition, physicians may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Product liability claims could be costly to defend and could expose us to loss.

The use of our products exposes us to an inherent risk of product liability. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. Patients, healthcare workers, healthcare providers or others who claim that our products have resulted in injury could initiate product liability litigation seeking large damage awards against us. Costs of the defense of such litigation, even if successful, could be substantial. We maintain insurance against product liability and defense costs in the amount of $10,000,000 per occurrence. There is no assurance that we will successfully defend claims, if any, arising with respect to products or that the insurance we carry will be sufficient. A successful claim against us in excess of insurance coverage could materially and adversely affect us, and result in substantial liabilities and reputational harm. Furthermore, there is no assurance that product liability insurance will continue to be available to us on acceptable terms.

In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	costs of litigation;

•	distraction of management’s attention from our primary business;

•	the inability to commercialize our existing or new products;

•	decreased demand for our products or, if cleared or approved, products in development;

•	damage to our business reputation;

•	product recalls or withdrawals from the market;

•	withdrawal of clinical trial participants;

•	substantial monetary awards to patients or other claimants; or

•	loss of revenue.

While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearances or approvals, seizure of our products or delay in clearance or approval of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new clearances or approvals for the device before we may market or distribute the corrected device. Seeking such clearances or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

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

We operate in a global market and global operations are subject to a number of risks.  Sales to customers outside of the U.S. made up approximately 25% of our revenue in 2018 and as our operations and sales located in Europe and other areas outside the U.S. increase, we may face new challenges and uncertainties, although we can give no assurance that such operations and sales will increase. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (the “EU”), commonly referred to as “Brexit.” Until the terms of the UK’s exit from the EU are determined, including any transition period, it is difficult to predict its impact. It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the United Kingdom and the EU and other parties and create economic and political uncertainty in the region.

The risks associated with our operations outside the U.S. also include:

•	healthcare reform legislation;

•	changes in medical reimbursement policies and programs;

•	changes in non-U.S. government programs;

•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products;

•	possible failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	different local medical practices, product preferences and product requirements;

•	possible failure to comply with trade protection and restriction measures and import or export licensing requirements;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	different labor regulations or work stoppages or strikes;

•	changes in environmental, health and safety laws;

•	potentially negative consequences from changes in or interpretations of tax laws, including changes regarding taxation of income earned outside the U.S.;

•	political instability and actual or anticipated military or political conflicts;

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

Any significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs could have a material adverse effect on our results of operations.

A significant amount of our products are manufactured outside of the U.S. In 2018, the U.S. imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by other countries in response, could prevent or make it difficult for us to obtain the components needed for new products which would affect our sales. Increased tariffs would require us to increase our prices which likely would decrease customer and consumer demand for our products. Any significant changes in current U.S. trade, tax or other policies could have a material adverse effect upon our results of operations.

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

We market our products in certain foreign markets through our subsidiaries and other international distributors. The related sales agreements may provide for payments in a foreign currency. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates. When the U.S. dollar weakens against these currencies, the dollar value of foreign-currency denominated revenue and expense increases, and when the dollar strengthens against these currencies, the dollar value of foreign-currency denominated revenue and expense decreases. We are exposed to foreign currency risk on outstanding foreign currency denominated receivables and payables. Changes in exchange rates may adversely affect our results of operations. Our primary foreign currency exchange rate exposures are currently with the Euro, Mexican Peso, Costa Rican Colón, and the Canadian Dollar against the U.S. dollar. The withdrawal of the UK from the EU could also, among other things, create volatility in currency exchange rates.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Although comprehensive U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”) enacted in December 2017 lowered the U.S. corporate income tax rate to 21%, the Company's effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the outcome of income tax audits in various jurisdictions around the world. The Company regularly assesses all of these matters to determine the adequacy of its tax provision, which is subject to significant discretion.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters and the locations and uses of our principal manufacturing and other properties as of December 31, 2018, are as follows:

Location	Approximate Square Footage	Primary Use	Owned/Leased
San Clemente, California, U.S.	39,000	Corporate Headquarters and R&D	Owned
San Clemente, California, U.S.	28,108	Corporate Headquarters	Leased
San Diego, California, U.S.	44,779	Corporate Offices and R&D	Leased
Lake Forest, Illinois, U.S.	137,498	Corporate Offices	Leased
Montreal, Canada	48,065	Corporate Offices	Leased
Chennai, India	36,879	Corporate Offices	Leased
Rydalmere, NSW Australia	14,735	Corporate Offices/Device service center	Leased

Austin, Texas, U.S.	594,602	Manufacturing	Owned
Ensenada, Baja California, Mexico	265,021	Manufacturing	Owned
La Aurora, Costa Rica	626,869	Manufacturing	Owned
Salt Lake City, Utah, U.S.	450,000	Manufacturing	Owned

Farmers Branch, Texas, U.S.	66,060	Distribution Warehouse	Owned
King of Prussia, Pennsylvania, U.S.	105,571	Distribution Warehouse	Owned
Round Rock, Texas, U.S.	71,960	Distribution Warehouse	Owned
Santa Fe Springs, California, U.S.	76,794	Distribution Warehouse	Owned

San Jose, California, U.S.	78,119	Device service center	Leased
Sligo, Ireland	26,000	Device service center	Leased

In addition to the above, we own and lease additional office and building space, research and development, and sales and support offices primarily in North America, Europe, South America, and Asia. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K in Note 15. Commitments and Contingencies to the Consolidated Financial Statements, and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “ICUI” since our initial public offering on March 31, 1992.  The following table sets forth, for the quarters indicated, the high and low sales price per share for our common stock quoted by NASDAQ:

2018	High	Low
First quarter	$265.27	$211.25
Second quarter	$313.20	$241.05
Third quarter	$321.70	$263.26
Fourth quarter	$286.28	$210.94

2017	High	Low
First quarter	$159.95	$127.00
Second quarter	$175.73	$144.25
Third quarter	$188.85	$164.00
Fourth quarter	$225.38	$180.45

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

Stockholders

As of January 31, 2019, we had 128 stockholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Securities authorized for issuance under equity compensation plans are discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the fourth quarter of 2018:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
10/01/2018 - 10/31/2018	—	$—	—	$7,169,000
11/01/2018 - 11/30/2018	—	$—	—	7,169,000
12/01/2018 - 12/31/2018	—	$—	—	7,169,000
Fourth quarter 2018 total	—	$—	—	$7,169,000
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

COMPARISON OF CUMULATIVE TOTAL RETURN FROM DECEMBER 31, 2013 TO DECEMBER 31, 2018 OF ICU MEDICAL, INC., NASDAQ AND NASDAQ MEDICAL SUPPLIES INDEX

The following graph shows the total stockholder return on our common stock based on the market price of the common stock from December 31, 2013 to December 31, 2018 and the total returns of the NASDAQ U.S. Index and NASDAQ Medical Supplies Index for the same period.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
ICU Medical, Inc.	$100.00	$128.55	$177.02	$231.28	$339.04	$360.43
NASDAQ U.S. Index	$100.00	$112.46	$113.00	$127.70	$155.01	$146.57
NASDAQ Medical Supplies Index	$100.00	$120.17	$132.87	$141.93	$198.67	$213.25

Assumes $100 invested on December 31, 2013 in ICU Medical Inc.’s common stock, the NASDAQ U.S. Index and the NASDAQ Medical Supplies Index and that all dividends, if any, were reinvested.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our Consolidated Financial Statements. During 2017, we acquired HIS (see Note 2 to the consolidated financial statements in Part II, Item 8 of this Form 10-K). During 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements (see Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K). Our historical operating results are not necessarily indicative of future operating results and should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	(in thousands, except per share data)
	2018	2017	2016	2015	2014
INCOME DATA:
REVENUE
Net sales	$1,400,040	$1,292,166	$379,339	$341,254	$308,770
Other	—	447	33	414	490
TOTAL REVENUE	1,400,040	1,292,613	379,372	341,668	309,260
COST OF GOODS SOLD	830,012	866,518	177,974	160,871	157,859
GROSS PROFIT	570,028	426,095	201,398	180,797	151,401
Selling, general and administrative expenses	328,146	303,953	89,426	83,216	88,939
Research and development expenses	52,867	51,253	12,955	15,714	18,332
Restructuring and strategic transaction	105,390	77,967	15,348	8,451	5,093
Contract settlement	41,613	—	—	—	—
Change in fair value of contingent earn-out	20,400	8,000	—	—	—
Gain on sale of assets	—	—	—	(1,086)	—
Legal settlements	—	—	—	1,798	—
Impairment of assets held for sale	—	—	728	4,139	—
TOTAL OPERATING EXPENSES	548,416	441,173	118,457	112,232	112,364
INCOME (LOSS) FROM OPERATIONS	21,612	(15,078)	82,941	68,565	39,037
BARGAIN PURCHASE GAIN	—	70,890	1,456	—	—
INTEREST EXPENSE	(709)	(2,047)	(118)	(39)	—
OTHER INCOME (EXPENSE), net	1,471	(2,482)	885	1,173	755
INCOME BEFORE INCOME TAXES	22,374	51,283	85,164	69,699	39,792
BENEFIT (PROVISION) FOR INCOME TAXES	6,419	17,361	(22,080)	(24,714)	(13,457)
NET INCOME	$28,793	$68,644	$63,084	$44,985	$26,335
NET INCOME PER SHARE
Basic	$1.41	$3.50	$3.90	$2.84	$1.72
Diluted	$1.33	$3.29	$3.66	$2.73	$1.68
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,394	19,614	16,168	15,848	15,282
Diluted	21,601	20,858	17,254	16,496	15,647
Cash dividends per share	$—	$—	$—	$—	$—
CASH FLOW DATA:
Total cash flows from operations	$160,215	$154,423	$89,941	$64,195	$66,340

	As of December 31,
	(in thousands)
	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investment securities	$382,110	$300,133	$445,082	$377,397	$346,764
Working capital	$677,747	$654,370	$528,560	$462,389	$403,801
Total assets	$1,585,391	$1,496,951	$704,688	$626,825	$541,102
Stockholders’ equity	$1,263,655	$1,198,254	$660,155	$579,871	$508,252

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Business Overview and Highlights

During 2018, we continued to integrate Pfizer's HIS business, which we acquired on February 3, 2017. See "Acquisitions" below for additional detail regarding the acquisition. We are now one of the world's leading pure-play infusion therapy companies. We develop, manufacture and sell innovative medical products used in infusion therapy and critical care applications. Our product portfolio includes IV smart pumps, sets, connectors, closed system transfer devices for hazardous drugs, sterile IV solutions, cardiac monitoring systems, along with pain management and safety software technology designed to help meet clinical, safety and workflow goals.

Consolidated Results of Operations

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Year Ended December 31,
	2018		2017		2016
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$1,054.7	75%	$980.0	76%	$261.7	69%
International	345.3	25%	312.6	24%	117.7	31%
Total Revenue	$1,400.0	100%	$1,292.6	100%	$379.4	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

Product line	2018	2017	2016
Infusion Consumables	35%	28%	86%
IV Solutions	36%	40%	—%
Infusion Systems	25%	23%	—%
Critical Care	4%	4%	14%
Other	—%	5%	—%
	100%	100%	100%

We manage our product distribution in the U.S. through a network of four owned distribution facilities, as well as, through direct channels, which include independent distributors and the end users of our products, and as original equipment manufacturer suppliers. Most of our independent distributors handle the full line of our products. Internationally, we manage our operations through the Netherlands, which utilizes international regional hubs and we also manage our operations through independent distributors.

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

Significant Acquisitions

On February 3, 2017, we acquired 100% interest in Pfizer's HIS business for total consideration of approximately $260.0 million in cash (net of estimated working capital adjustments paid at closing) and the issuance of 3.2 million shares of our common stock. As of December, 31, 2018, Pfizer has sold all of their shares of our common stock. We partially funded the cash portion of the consideration paid with a $75 million three-year interest-only seller note. The fair value of the common shares issued to Pfizer was determined based on the closing price of our common shares on the issuance date, discounted to reflect a contractual lock-up period whereby Pfizer cannot transfer the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement or (ii) eighteen months. Pfizer also may be entitled up to an additional $225 million in cash contingent consideration based on the achievement of performance targets for the combined company for the three years ending December 31, 2019.

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

In connection with the Credit Facility, during 2017, we incurred $1.4 million in financing costs, which are being amortized to interest expense over the remaining term of the Credit Facility.

See Note 11 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information regarding the Credit Facility.

We present summarized income statement data in Item 6. Selected Financial Data. The following table shows, for the three most recent years, the percentages of each income statement caption in relation to total revenues.

	Percentage of Revenues
	2018	2017	2016
Revenue
Net sales	100%	100%	100%
Other	—%	—%	—%
Total revenues	100%	100%	100%
Gross margin	41%	33%	53%
Selling, general and administrative expenses	23%	24%	24%
Research and development expenses	4%	4%	3%
Restructuring and transaction expense	8%	6%	4%
Change in fair value of contingent earn-out	1%	1%	—%
Contract settlement	3%	—%	—%
Impairment of assets held for sale	—%	—%	—%
Total operating expenses	39%	35%	31%
Income (loss) from operations	2%	(2)%	22%
Bargain Purchase Gain	—%	5%	—%
Interest expense	—%	—%	—%
Other (expense) income, net	—%	—%	—%
Income before income taxes	2%	3%	22%
(Benefit) Provision For Income taxes	—%	(1)%	6%
Net income	2%	4%	16%

Total revenues for 2018, 2017 and 2016 were $1.4 billion, $1.3 billion and $379.4 million, respectively.

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2018	2017	2016	2018 over 2017		2017 over 2016
Infusion Consumables	$483.0	$365.6	$324.9	$117.4	32.1%	$40.7	12.5%

The increase in Infusion Consumables revenue in 2018, as compared to 2017 was primarily driven by three factors, (i) the classification of revenue related to certain foreign jurisdiction HIS entities with deferred closes during 2017 as "Other Revenue" for 2017, due to the fact that we were unable to allocate the revenue to a specific product line, (ii) the addition of new customers in Infusion for IV therapy and oncology products in 2018, and (iii) the completion of acquisitions in 2018. In addition, 2017 includes approximately eleven months of revenue from the point of closing of the HIS transaction to the end of the year.

In 2017, our Infusion Consumables revenue included our acquired revenue from the HIS business, which included approximately eleven months of revenue from the point of closing of the transaction to the end of 2017, as well as our legacy Infusion Therapy and Oncology businesses. In 2016, our Infusion Consumables revenue as presented above consisted of our legacy Infusion Therapy and Oncology businesses.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2018	2017	2016	2018 over 2017		2017 over 2016
IV Solutions	$508.0	$522.0	$—	$(14.0)	(2.7)%	$522.0	*
______________________________
* Not Applicable

In 2017, competitor supply constraints were significantly reduced in the second half of the year. We temporarily benefited from those supply constraints. Beginning in 2018, supply normalized, which eventually normalized customers demand. IV Solutions revenue for 2017 also includes approximately eleven months of revenue from the point of closing of the HIS transaction to the end of the year.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2018	2017	2016	2018 over 2017		2017 over 2016
Infusion Systems	$355.5	$290.2	$—	$65.3	22.5%	$290.2	*
______________________________
* Not Applicable

Infusion Systems revenue increased in 2018, as compared to 2017, primarily due to the revenue related to certain foreign jurisdiction HIS entities that had deferred closes during 2017. The revenue related to these deferred close entities in 2017 was included in "Other Revenue", as we were unable to allocate the revenue to a specific product line. In addition, 2017 includes approximately eleven months of revenue from the point of closing of the HIS transaction to the end of the year.

Critical Care

The following table summarizes our total Critical Care revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2018	2017	2016	2018 over 2017		2017 over 2016
Critical Care	$53.5	$50.0	$53.6	$3.5	7.0%	$(3.6)	(6.7)%

In 2018, Critical Care revenue increased, as compared to 2017, primarily due to new product shipments of the Cogent patient monitor and due to timing of orders. In 2017, Critical Care revenue slightly decreased, as compared to 2016, due to timing of orders.

Revenue from Deferred Close Entities

As part of the HIS business acquisition, the closing of certain foreign jurisdictions were deferred, as such, we entered into a Net Economic Benefit agreement with Pfizer (see Note 2 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information). The revenue data related to these deferred closing entities was not available by product line, therefore our revenue by product line for 2017 described above did not include amounts related to these entities. All of the deferred closing entities were effectively closed in 2018, which allowed for allocation of all of the revenue to a specific product line for 2018.

The following table summarizes our revenue from our deferred close entities (in millions):

	Year Ended December 31,			$ change	% change	$ change	% change
	2018	2017	2016	2018 over 2017		2017 over 2016
Revenue from Deferred Close Entities	$—	$64.4	$—	$(64.4)	*	$64.4	*
______________________________
* Not meaningful.

Gross Margins

Gross margins for 2018, 2017 and 2016 were 40.7%, 33.0%, and 53.1%, respectively.

The increase in gross margin in 2018, as compared to 2017, was primarily due to a change in product mix related to increased Infusion Consumables and increased factory efficiencies. 2017 was negatively impacted by the step-up of inventory from the purchase accounting related to the HIS acquisition.

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

Selling, General and Administrative ("SG&A") Expenses

The following table summarizes our SG&A expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2018	2017	2016	2018 over 2017		2017 over 2016
SG&A	$328.1	$304.0	$89.4	$24.1	7.9%	$214.6	240.0%

Consolidated SG&A expense increased in 2018, as compared to 2017, primarily attributable to the impact of the integration of HIS as we incurred duplicative costs as we added resources to stand up the business that will replace the services provided under the transitional services agreement with Pfizer. Compensation expense increased $19.5 million, information technology expense increased $7.7 million, realized foreign exchange losses increased $5.7 million, marketing expenses increased $4.5 million, legal expenses increased $3.5 million, travel expenses increased $3.3 million and dealer fees increased $2.2 million. Offsetting these increases was a $23.9 million decrease in consulting expenses and decreases in other miscellaneous expenses. Compensation increased due to an increase in headcount from new employees hired to support the company post-acquisition of HIS. Information technology expense increases were due to the HIS post-acquisition needs to stand up the company. Realized foreign exchange losses increased due to changes in the rate and increased foreign monetary account balances. Marketing expenses increased primarily due to the continued integration of HIS and the post-acquisition operational activity. Legal expenses increased due to the continued integration of HIS and legal services needed to support a larger business. Travel expense increased as a result of the operational needs of the company. Dealer fees increased due to the increase in revenue.

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

Research and Development ("R&D") Expenses

The following table summarizes our total R&D Expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2018	2017	2016	2018 over 2017		2017 over 2016
R&D	$52.9	$51.3	$13.0	$1.6	3.1%	$38.3	294.6%

In 2018, as compared to 2017, R&D expenses increased due to post-acquisition operational activity attributable to a larger business and 2017 includes approximately eleven months of R&D expense from the point of closing of the transaction to the end of the year.

In 2017, as compared to 2016, R&D expenses increased due to the acquisition of HIS.

Restructuring and Strategic Transaction Expenses

Restructuring and strategic transaction expenses were $105.4 million, $78.0 million and $15.3 million in 2018, 2017 and 2016, respectively.

Restructuring Charges

In 2018, restructuring charges were $4.5 million. These charges were related to (i) severance costs from the reduction in our workforce as a result of the continued integration of HIS. All material charges in regard to these restructuring activities have been paid as of December 31, 2018.

In 2017, restructuring charges were $18.8 million. These charges were related to (i) severance costs from the reduction in our workforce needed to eliminate duplicative positions created as a result of the HIS acquisition and (ii) we closed our Dominican Republic manufacturing facility and incurred expenses associated with the closure and transfer of assets and production to our Costa Rica and Mexico manufacturing facilities. We have $0.9 million in unpaid restructuring charges related to the year-ended December 31, 2017.

In 2016, restructuring charges were $1.0 million. These charges were primarily related to residual expenses for the closure of our Slovakian manufacturing facility and we incurred $0.2 million related to other restructuring activities.

Strategic Transaction and Integration Expenses

In 2018, we incurred $100.9 million in strategic transaction and integration expenses primarily related to our continued integration of the HIS business and IT systems.

In 2017, we incurred $59.2 million in strategic transaction and integration expenses primarily related to our acquisition of the HIS business.

In 2016, we incurred $14.3 million in strategic transaction expenses related to our acquisitions, primarily the acquisition of the HIS business.

Change in fair value of contingent earn-out

In 2018, the fair value revaluation of our HIS contingent earn-out liability resulted in a change in fair value of $20.4 million.

In 2017, the fair value revaluation of our HIS contingent earn-out liability resulted in a loss of $8.0 million.

Contract Settlement

In 2018, we incurred a $41.6 million charge related to the resolution of a dispute with a product partner, which resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement.

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

Interest Expense

Interest expense was $0.7 million, $2.0 million and $0.1 million in 2018, 2017 and 2016, respectively.

In 2018, the interest expense was related to amortization of the financing cost incurred in 2017 in connection with the five-year Revolving Credit Facility and a related per annum commitment fee charged on the unused portion of the revolver under such Credit Facility (see Note 11: Long-Term Obligations in our accompanying consolidated financial statements for additional information).

In 2017, the interest expense was related to (i) the $75 million seller note from Pfizer as part of the HIS business acquisition and (ii) the per annum commitment fee charged on the unused portion of our revolver under the five-year $150 million Credit Facility.

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

Other (Expense) Income

Other (expense) income was $1.5 million, $(2.5) million and $0.9 million in 2018, 2017 and 2016, respectively.  In 2018, other (expense) income included $5.4 million of interest income primarily related to our banking and investment accounts offset by $3.9 million loss on disposal of or write-off of property, plant and equipment.

Income taxes

Income taxes were accrued at an estimated annual effective tax rate of (29%), (34%) and 26% in 2018, 2017 and 2016, respectively.

The effective tax rate in 2018 differs from the federal statutory rate of 21% because of the effect of the mix of foreign and state incomes, state taxes and tax credits. The effective tax rate for 2018 also included a material tax benefit of $12.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

On December 22, 2017, the Tax Act was enacted into law, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S. corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As of December 31, 2018, our accounting for the Tax Act is complete. As noted at 2017 year-end, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the toll charge on undistributed foreign earnings and profits and revaluation of deferred taxes. Measurement-period adjustments for the toll charge and revaluation of deferred taxes recognized during the year ended December 31, 2018 did not have a material impact on our consolidated financial statements. The effect of the measurement-period adjustments on the 2018 effective tax rate was approximately a three percentage point increase. We continue to evaluate various international provisions included in the Tax Act due to the lack of Treasury Regulations and ongoing guidance. These provisions were effective for us beginning on January 1, 2018, and may materially impact our effective tax rate in future years. For the year ended December 31, 2018, we recorded an income tax expense of $2.4 million for the global intangible low-taxed income (GILTI) provisions. For further discussion, see Note 12 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

The effective tax rate for 2017 differs from the federal statutory rate of 35% because of the effect of the mix of foreign and state incomes, state taxes, tax credits, and impact of the gain on bargain purchase. The tax effect of the gain on bargain purchase is treated as a discrete item part of purchase accounting and is not a component of the income tax provision. The effective tax rate during 2017 also included a tax benefit of $20.8 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

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

The effective tax rate for 2016 differs from the federal statutory rate principally because of the effect of foreign and state income taxes, tax credits, deductions for domestic production activities, and included a material discrete tax benefit of $7.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

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

During 2018, our cash, cash equivalents and short-term investment securities increased by $82.0 million from $300.1 million at December 31, 2017 to $382.1 million at December 31, 2018. The increase was primarily due to our positive operating results and the reclassification of our long-term investment securities to short-term classification.

Future Cash Flows

Short-term

Our five-year $150 million Credit Facility provides us with fast, flexible funding for future acquisition and operational needs.

Our short-term investment portfolio is invested in corporate bonds and our primary investment goal is capital preservation.

While we can provide no assurances, we estimate that our capital expenditures in 2019 will approximate $95 million to $105 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, the U.S. and Mexico to support new and existing products, in infusion products that get placed with customers outside the U.S., and in IT to benefit world-wide operations.  We expect to use our cash and cash equivalents to fund our capital purchases.  Amounts of spending are estimates and actual spending may substantially differ from those amounts.

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

Credit Facility

Our five-year Credit Facility includes $150 million borrowing capacity available for revolving credit loans and may also be used to borrow, on same-day notice under a swingline, the lesser of $10 million and the aggregate unused amount of the revolving credit available. As of December 31, 2018, we had no borrowings and $150 million of availability under the revolving credit facility.

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

We were in compliance with all financial covenants as of December 31, 2018.

Historical Cash Flows

Cash Flows from Operating Activities:

Our cash provided by operations was $160.2 million in 2018. Net income plus adjustments for non-cash net expenses contributed $185.6 million to cash provided by operations. Net cash used in operations as a result of changes in operating assets and liabilities was $25.4 million. The changes in operating assets and liabilities included a $76.7 million increase in accounts receivable, a $29.6 million decrease in accrued liabilities, a $21.8 million increase in inventories and $20.0 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $97.4 million decrease in related party receivables and a $23.3 million increase in accounts payable. The increase in accounts receivable is due to the increase in revenue and timing of collections. The decrease in accrued liabilities was primarily a result of the settlement of contract liabilities. The increase in inventory was primarily due to efforts to build-up the inventory level of certain products. The net changes in income taxes was a result of the timing of payments. The decrease in related-party receivables was a result of the Transition Services Agreement with Pfizer nearing its end. The increase in accounts payable was due to the timing of payments.

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

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2018	2017	2016	2018	2017
Investing Cash Flows:
Purchases of property, plant and equipment	$(92,720)	$(74,479)	$(23,361)	$(18,241)	$(51,118)	(1)
Proceeds from sale of assets	765	2	—	763	2
Proceeds from the disposal of assets held-for-sale, net	13,000	—	3,268	13,000	(3,268)	(2)
Intangible asset additions	(8,059)	(5,203)	(1,192)	(2,856)	(4,011)
Business acquisitions, net of cash acquired	(1,300)	(162,448)	(2,584)	161,148	(159,864)	(3)
Purchases of investment securities	(30,496)	(24,743)	(118,384)	(5,753)	93,641	(4)
Proceeds from sale of investment securities	15,440	—	158,534	15,440	(158,534)	(5)
Net cash (used in) provided by investing activities	$(103,370)	$(266,871)	$16,281	$163,501	$(283,152)
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

(3) Our business acquisitions will vary from period to period based upon our current growth strategy and our ability to execute on desirable target companies. In 2018, we acquired the consulting arm of True Process Inc. for $1.3 million. In 2017, we acquired HIS for $256 million in cash consideration (net of working capital adjustments), financed with existing cash balances and a three-year interest-only seller note of $75 million and we delivered 3.2 million shares of our common stock to Pfizer and we acquired Fannin for $1.5 million and MLA for $9.0 million in cash consideration. In 2016, we acquired Tangent for $2.6 million in cash.

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

(5) The proceeds from the sale of our investment securities increased in 2018, as compared to 2017, as by the end of 2016, we had liquidated all of our investment securities and used the proceeds to fund the acquisition of HIS. Accordingly, we did not have an investment balance in 2017 until purchases were made in September of that year.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2018	2017	2016	2018	2017
Financing Cash Flows:
Repayment of long-term obligations	$—	$(75,000)	$—	$75,000	$(75,000)	(1)
Proceeds from exercise of stock options	14,275	32,003	17,346	(17,728)	14,657	(2)
Proceeds from employee stock purchase plan	—	2,705	2,361	(2,705)	344
Purchase of treasury stock/tax withholding payments on net share settlement of equity awards	(6,252)	(4,057)	(17,235)	(2,195)	13,178	(3)
Net cash provided by (used in) financing activities	$8,023	$(44,349)	$2,472	$52,372	$(46,821)
______________________________
(1) The repayment of long-term obligations is related to the repayment of the $75 million seller note from Pfizer.

(2) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.

(3) In 2018, our employees surrendered 26,307 shares of our common stock from vested restricted stock awards as consideration for approximately $6.3 million in minimum statutory withholding obligations paid on their behalf. In 2017, our employees surrendered 27,636 shares of our common stock from vested restricted stock awards as consideration for approximately $4.1 million in minimum statutory withholding obligations paid on their behalf. In 2016, we purchased 174,885 shares of our common stock under our share purchase plan on the open market for $15.3 million. Additionally in 2016, our employees surrendered 20,261 shares of our common stock from vested restricted stock awards as consideration for approximately $1.9 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $40.0 million of our common stock, was authorized by our Board of Directors and publicly announced on July 19, 2010.  To date, we have purchased a total of $32.8 million of our stock from this plan, leaving a balance of $7.2 million available for future purchases. This plan has no expiration date. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 11 to the consolidated financial statements in Part II, Item 8 of this Form 10-K).

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

Contractual Obligations

We have contractual obligations, at December 31, 2018, of approximately the amount set forth in the table below. This amount excludes inventory-related purchase orders for goods and services for current delivery and other open orders for purchases that support normal operations. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a firm commitment liability on the blanket purchase orders. We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $3.7 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Commitment fee on Credit Facility	$880	$228	$229	$228	$195	$—	$—
Minimum purchase obligations	5,092	2,311	2,306	178	178	119	—
Operating leases	48,151	8,326	8,572	6,489	5,914	5,615	13,235
Warehouse service agreements	25,958	7,261	6,302	4,797	4,221	3,117	260
	$80,081	$18,126	$17,409	$11,692	$10,508	$8,851	$13,495

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

Revenue recognition

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

Revenue recognition ASC Topic 606

We recognize revenues when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. We offer certain volume-based rebates to our distribution customers, which we consider variable consideration when calculating the transaction price. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer.
In estimating the most likely rebate and chargeback amounts for use in determining the transaction price, we use information available at the time and our historical experience. We also warrant products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available and our historical experience. Our revenues are recorded at the net sales price, which includes an estimate for variable consideration related to rebates, chargebacks and product returns.

The vast majority of our sales of Infusion Consumables, IV Solutions, Infusion Systems and Critical Care products are sold on a standalone basis and control of these products transfers to the customer upon shipment.

Our software license renewals are considered to be transferred to a customer at a point in time at the start of each renewal period, therefore revenue is recognized at that time.

Arrangements with Multiple Deliverables

In certain circumstances, we enter into arrangements in which we provide multiple deliverables to our customers. These bundled arrangements typically consist of the sale of infusion systems equipment, along with annual software licenses and related software implementation services, as well as infusion consumables, IV solutions and extended warranties.
Our most significant judgments related to these arrangements are (i) identifying the various performance obligations and (ii) estimating the relative standalone selling price of each performance obligation, typically using a directly observable method or calculated on a cost plus margin basis method. Revenue related to the bundled equipment, software and software implementation services is recognized upon implementation. The transaction price allocated to the extended service-type warranty is recognized as revenue over the period the warranty service is provided.

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

Inventories

Inventories are stated at the lower of cost (first in, first out) or net realizable value. We need to carry many components to accommodate our rapid product delivery, and if we overestimate demand or if customer requirements change, we may have components in inventory that we may not be able to use. Most finished products are made only after we receive orders except for certain standard (non-custom) products which we will carry in inventory in expectation of future orders. For finished products in inventory, we need to estimate what may not be saleable. We regularly review inventory and reserve for slow moving items, and write off all items that we do not expect to use in manufacturing, and finished products that we do not expect to sell. If actual usage of components or sales of finished goods inventory is less than our estimates, we could be required to write off additional inventory, which could have an adverse effect on our operating results in the period in which the write-off occurs.

If our excess and obsolete reserve changed by 1% our cost of goods sold and gross margin would be impacted by $0.8 million with no impact to our gross margin percentage.

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

As noted at 2017 year-end, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the toll charge on undistributed foreign earnings and profits and revaluation of deferred taxes. Measurement-period adjustments for the toll charge and revaluation of deferred taxes recognized during the year ended December 31, 2018 did not have a material impact on our consolidated financial statements. The effect of the measurement-period adjustments on the 2018 effective tax rate was approximately a three percentage point increase. As of December 31, 2018, our accounting for the Tax Act is complete. For further information, see Note 12 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

•	Earnout Liability - The fair value of the earnout was valued using a Monte Carlo simulation (see Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for details).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, accounts receivable and accounts payable. In our European operations, our net Euro asset position at December 31, 2018 was approximately €61.6 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the December 31, 2018 spot rate would impact our consolidated amounts on these balance sheet items by approximately $7.1 million, or 2.6% of these net assets. In our Canadian operations, our net Canadian dollar asset position at December 31, 2018 was approximately $58.3 million. A 10% change in the conversion of the Canadian dollar to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the December 31, 2018 spot rate would impact our consolidated amounts on these balance sheet items by approximately $4.3 million, or 1.6% of these net assets. We currently do not hedge our Canadian dollar or Euro foreign currency exposures.

We have manufacturing facilities and conduct business transactions denominated in the Mexican Peso. During 2017, we began to hedge a portion of our manufacturing spend, which reduced our exposure to the foreign currency exchange risk related to the Mexican Peso (see Note 7, Derivatives and Hedging to the consolidated financial statements in Part II, Item 8 of this Form 10-K).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
March 1, 2019

We have served as the Company's auditor since 2008

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value data)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$344,781	$290,072
Short-term investment securities	37,329	10,061
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	382,110	300,133
Accounts receivable, net of allowance for doubtful accounts of $5,768 and $3,311 at December 31, 2018 and 2017, respectively	176,298	112,696
Inventories	311,163	288,657
Prepaid income taxes	11,348	10,594
Prepaid expenses and other current assets	25,980	41,286
Related-party receivable	20,137	98,807
Assets held-for-sale	—	12,489
TOTAL CURRENT ASSETS	927,036	864,662

PROPERTY, PLANT AND EQUIPMENT, net	432,641	398,684
LONG-TERM INVESTMENT SECURITIES	2,025	14,579
GOODWILL	11,195	12,357
INTANGIBLE ASSETS, net	133,421	143,753
DEFERRED INCOME TAXES	38,654	24,775
OTHER ASSETS	40,419	38,141
TOTAL ASSETS	$1,585,391	$1,496,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$120,469	$78,228
Accrued liabilities	128,820	132,064
TOTAL CURRENT LIABILITIES	249,289	210,292

CONTINGENT EARN-OUT LIABILITY	47,400	27,000
OTHER LONG-TERM LIABILITIES	20,592	55,326
DEFERRED INCOME TAXES	721	1,487
INCOME TAX LIABILITY	3,734	4,592
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued 20,492 shares at December 31, 2018 and 20,210 at December 31, 2017 and outstanding 20,491 shares at December 31, 2018 and 20,210 shares at December 31, 2017	2,049	2,021
Additional paid-in capital	657,899	625,568
Treasury stock, at cost	(95)	—
Retained earnings	620,747	585,624
Accumulated other comprehensive loss	(16,945)	(14,959)
TOTAL STOCKHOLDERS' EQUITY	1,263,655	1,198,254
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,585,391	$1,496,951

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
REVENUES:
Net sales	$1,400,040	$1,292,166	$379,339
Other	—	447	33
TOTAL REVENUE	1,400,040	1,292,613	379,372
COST OF GOODS SOLD	830,012	866,518	177,974
GROSS PROFIT	570,028	426,095	201,398
OPERATING EXPENSES:
Selling, general and administrative	328,146	303,953	89,426
Research and development	52,867	51,253	12,955
Restructuring, strategic transaction and integration expense	105,390	77,967	15,348
Change in fair value of contingent earn-out	20,400	8,000	—
Contract settlement	41,613	—	—
Impairment of assets held for sale	—	—	728
TOTAL OPERATING EXPENSES	548,416	441,173	118,457
INCOME (LOSS) FROM OPERATIONS	21,612	(15,078)	82,941
BARGAIN PURCHASE GAIN	—	70,890	1,456
INTEREST EXPENSE	(709)	(2,047)	(118)
OTHER INCOME (EXPENSE), NET	1,471	(2,482)	885
INCOME BEFORE INCOME TAXES	22,374	51,283	85,164
BENEFIT (PROVISION) FOR INCOME TAXES	6,419	17,361	(22,080)
NET INCOME	$28,793	$68,644	$63,084
NET INCOME PER SHARE
Basic	$1.41	$3.50	$3.90
Diluted	$1.33	$3.29	$3.66
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,394	19,614	16,168
Diluted	21,601	20,858	17,254

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended December 31,
	2018	2017	2016
Net income	$28,793	$68,644	$63,084
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $317 and $224 for the years ended December 31, 2018 and 2017, respectively	1,003	(365)	—
Foreign currency translation adjustment, net of tax of $0, $56 and $185 for the years ended December 31, 2018, 2017 and 2016, respectively	(3,104)	6,694	(514)
Other adjustments, net of tax of $0 for all periods	115	(16)	—
Other comprehensive (loss) income, net of tax	(1,986)	6,313	(514)
Comprehensive income	$26,807	$74,957	$62,570

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, January 1, 2016	16,086	$1,608	$145,125	$—	$453,896	$(20,758)	$579,871
Issuance of restricted stock and exercise of stock options	416	22	103	17,221	—	—	17,346
Purchase of treasury stock/treasury stock acquired in lieu of cash payment on stock option exercises/tax withholding payments related to net share settlement of equity awards	(195)	—	—	(17,235)			(17,235)
Proceeds from employee stock purchase plan	31	3	2,358	—	—	—	2,361
Stock compensation	—	—	15,242	—	—	—	15,242
Foreign currency translation adjustment	—	—	—	—	—	(514)	(514)
Net income	—	—	—	—	63,084	—	63,084
Balance, December 31, 2016	16,338	1,633	162,828	(14)	516,980	(21,272)	660,155
Issuance of restricted stock and exercise of stock options	676	66	27,866	4,071	—	—	32,003
Tax withholding payments related to net share settlement of equity awards	(27)	—	—	(4,057)			(4,057)
Issuance of common stock for acquisitions	3,200	320	412,819	—	—	—	413,139
Proceeds from employee stock purchase plan	23	2	2,703	—	—	—	2,705
Stock compensation	—	—	19,352	—	—	—	19,352
Foreign currency translation adjustment	—	—	—	—	—	6,313	6,313
Net income	—	—	—	—	68,644	—	68,644
Balance, December 31, 2017	20,210	2,021	625,568	—	585,624	(14,959)	1,198,254
Cumulative effect of accounting change	—	—	—	—	6,330	—	6,330
Issuance of restricted stock and exercise of stock options	307	28	8,090	6,157	—	—	14,275
Tax withholding payments related to net share settlement of equity awards	(26)	—	—	(6,252)			(6,252)
Stock compensation	—	—	24,241	—	—	—	24,241
Other comprehensive income, net of tax	—	—	—	—	—	(1,986)	(1,986)
Net income	—	—	—	—	28,793	—	28,793
Balance, December 31, 2018	20,491	$2,049	$657,899	$(95)	$620,747	$(16,945)	$1,263,655
 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,793	$68,644	$63,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,735	66,569	19,050
Provision for doubtful accounts	781	2,308	—
Provision for warranty and returns	5,353	845	559
Stock compensation	24,241	19,352	15,242
Loss on disposal or write-off of property, plant and equipment	8,867	3,778	59
Contract settlement	12,696	—	—
Write-off of acquired intangibles	5,000	—	—
Bond premium amortization	342	103	1,355
Debt issuance cost amortization	288	48	—
Impairment of assets held-for-sale	269	—	728
Bargain purchase gain	—	(70,890)	(1,456)
Change in fair value of contingent earn-out	20,400	8,000	—
Other	3,856	(220)	75
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(76,742)	(54,533)	744
Inventories	(21,770)	181,699	(5,501)
Prepaid expenses and other assets	1,943	(31,807)	(3,028)
Related-party receivables	97,443	(95,309)	—
Accounts payable	23,270	46,648	(463)
Accrued liabilities	(29,553)	33,813	(1,221)
Income taxes, including excess tax benefits and deferred income taxes	(19,997)	(24,625)	714
Net cash provided by operating activities	160,215	154,423	89,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(92,720)	(74,479)	(23,361)
Proceeds from sale of assets	765	2	—
Proceeds from the disposal of assets held-for-sale, net	13,000	—	3,268
Intangible asset additions	(8,059)	(5,203)	(1,192)
Business acquisitions, net of cash acquired	(1,300)	(162,448)	(2,584)
Purchases of investment securities	(30,496)	(24,743)	(118,384)
Proceeds from sale of investment securities	15,440	—	158,534
Net cash (used in) provided by investing activities	(103,370)	(266,871)	16,281
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term obligations	—	(75,000)	—
Proceeds from exercise of stock options	14,275	32,003	17,346
Proceeds from employee stock purchase plan	—	2,705	2,361
Purchase of treasury stock/tax withholding payments on net share settlement of equity awards	(6,252)	(4,057)	(17,235)
Net cash provided by (used in) financing activities	8,023	(44,349)	2,472
Effect of exchange rate changes on cash	(10,159)	1,787	224
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,709	(155,010)	108,918
CASH AND CASH EQUIVALENTS, beginning of period	290,072	445,082	336,164
CASH AND CASH EQUIVALENTS, end of period	$344,781	$290,072	$445,082

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year ended December 31,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$12,598	$5,109	$21,101
Cash paid during the year for interest	$709	$2,047	$118

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for property, plant and equipment	$26,522	$5,376	$1,566

Detail of assets acquired and liabilities assumed in acquisitions:
Fair value of assets acquired		$886,569	$3,306
Cash paid for acquisitions, net of cash acquired		(162,448)	(2,584)
Non-cash seller note		(75,000)	—
Estimated working capital adjustment		4,253	—
Contingent consideration		(19,000)	—
Issuance of common stock for acquisitions		(413,139)	—
Bargain purchase gain		(70,890)	(1,456)
Goodwill, acquired during period		6,536	—
Liabilities assumed/Adjustments to liabilities assumed		$(156,881)	$734

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

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders' equity or cash flows as previously reported.    These reclassifications were to the effective tax rate reconciliation table, the deferred income tax assets (liabilities) table in Note 12, Income Taxes and to the revenue by geography table in Note 4, Revenue.

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

Inventories consist of the following at December 31 (in thousands):

	2018	2017
Raw material	$104,104	$82,397
Work in process	52,909	42,304
Finished goods	154,150	163,956
Total	$311,163	$288,657

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31 (in thousands):

	2018	2017
Machinery and equipment	$203,431	$220,999
Land, building and building improvements	212,283	206,846
Molds	59,700	56,253
Computer equipment and software	80,420	44,408
Furniture and fixtures	7,409	7,361
Instruments placed with customers[1]	60,757	15,812
Construction in progress	70,864	57,144
Total property, plant and equipment, cost	694,864	608,823
Accumulated depreciation	(262,223)	(210,139)
Net property, plant and equipment	$432,641	$398,684
______________________________
1Instruments placed with customers consist of drug-delivery and monitoring systems placed with customer under operating leases.

All property, plant and equipment are stated at cost.  We use the straight-line method for depreciating property, plant and equipment over their estimated useful lives.  Estimated useful lives are:

Buildings	15 - 30 years
Building improvements	15 - 30 years
Machinery, equipment and molds	2 - 15 years
Furniture, fixtures and office equipment	2 - 5 years
Computer equipment and software	3 - 5 years
Instruments placed with customers[1]	3 - 7 years

We capitalize expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred.  The costs and related accumulated depreciation applicable to property, plant and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of operations at the time of disposal. Depreciation expense was $58.1 million, $51.6 million and $16.3 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Goodwill

We test goodwill for impairment on an annual basis in the month of November.  If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.   There were no accumulated impairment losses as of December 31, 2018 and 2017.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the carrying amount of our goodwill for 2018 and 2017 (in thousands):

Total
Balance as of January 1, 2017	$5,577
Goodwill acquired(1)	6,536
Other(2)	244
Balance as of December 31, 2017	12,357
Goodwill acquired(3)	1,300
Other (2)	(2,462)
Balance as of December 31, 2018	$11,195
  ______________________________
(1) In 2017, our Fannin (UK) Limited ("Fannin") acquisition resulted in $1.0 million of goodwill and our Medical Australia Limited ("MLA") acquisition resulted in $5.5 million of goodwill.

(2) In 2018, "Other" relates to a $1.9 million measurement period adjustment on our MLA acquisition and foreign currency translation. In 2017, "Other" relates to foreign currency translation.

(3) In 2018, we acquired the consulting arm of True Process Inc., which resulted in $1.3 million of goodwill.

Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted Average Amortization Life in Years	December 31, 2018
		Cost	Accumulated Amortization	Net
Patents	10	$19,399	$12,147	$7,252
Customer contracts	9	5,319	5,272	47
Non-contractual customer relationships	9	57,916	13,363	44,553
Trademarks	4	425	425	—
Trade name	15	7,456	1,618	5,838
Developed technology	11	82,857	15,361	67,496
Total amortized intangible assets		$173,372	$48,186	$125,186

IPR&D		$8,235		$8,235

Total intangible assets		$181,607	$48,186	$133,421

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	December 31, 2017
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$17,064	$10,970	$6,094
Customer contracts	9	5,319	4,892	427
Non-contractual customer relationships	9	55,080	6,562	48,518
Trademarks	4	425	425	—
Trade name	15	7,310	1,096	6,214
Developed technology	11	81,846	7,571	74,275
Total		$167,044	$31,516	$135,528

IPR&D		$8,225		$8,225

Total intangible assets		$175,269	$31,516	$143,753

Amortization expense in 2018, 2017 and 2016 was $16.6 million, $15.0 million and $2.8 million, respectively.

As of December 31, 2018 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

2019	$17,103
2020	16,126
2021	15,825
2022	15,681
2023	15,532
Thereafter	44,919
Total	$125,186

Our intangible assets that are not subject to amortization are reviewed annually for impairment or more often if there are indications of possible impairment. We perform our annual intangible assets impairment test in November of each year.

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

Investment Securities

Short-term investments, exclusive of cash equivalents, are marketable securities intended to be sold within one year and may include trading securities, available-for-sale securities, and held-to-maturity securities (if maturing within one year at the time of acquisition). Long-term investments are marketable securities intended to be sold after one year and may include trading securities, available-for-sale securities, and held-to-maturity securities.

Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Our investments currently consist of corporate bonds. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income (loss). Unrealized losses

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, management also evaluates whether we have the intent to sell or will likely be required to sell before its anticipated recovery. Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses on the disposal of investments. The scheduled maturities of the investment securities are between 2019 and 2020. All short-term investment securities are all callable within one year.

Our investment securities consist of the following (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	37,329	$—	$37,329
Long-term corporate bonds	2,025	—	2,025
Total investment securities	$39,354	$—	$39,354

	December 31, 2017
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$10,061	$—	$10,061
Long-term corporate bonds	14,579	—	14,579
Total investment securities	$24,640	$—	$24,640

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. Generally, we translate the financial statements of these subsidiaries to U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates during the year. Certain of our international subsidiaries consolidate first with another subsidiary that utilizes a functional currency other than U.S. dollars.  In those cases, we follow a step by step translation process utilizing the same sequence as the consolidation process.  Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders' equity on our consolidated balance sheets and the effect of exchange rate changes on cash and cash equivalents are reflected on our consolidated statements of cash flows. Gains and losses for transactions denominated in a currency other than the functional currency of the entity are included in our statements of operations in selling, general and administrative expense. Foreign currency transaction losses, net were $7.9 million in 2018, $1.8 million in 2017 and less than $0.3 million in 2016.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

We recognize revenues when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. We offer certain volume-based rebates to our distribution customers, which we consider variable consideration when calculating the transaction price. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer.
In estimating the most likely rebate and chargeback amounts for use in determining the transaction price, we use information available at the time and our historical experience. We also warrant products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available and our historical experience. Our revenues are recorded at the net sales price, which includes an estimate for variable consideration related to rebates, chargebacks and product returns.

The vast majority of our sales of Infusion Consumables, IV Solutions, Infusion Systems and Critical Care products are sold on a standalone basis and control of these products transfers to the customer upon shipment.

Our software license renewals are considered to be transferred to a customer at a point in time at the start of each renewal period, therefore revenue is recognized at that time.

Arrangements with Multiple Deliverables

In certain circumstances, we enter into arrangements in which we provide multiple deliverables to our customers. These bundled arrangements typically consist of the sale of infusion systems equipment, along with annual software licenses and related software implementation services, as well as infusion consumables, IV solutions and extended warranties.
Our most significant judgments related to these arrangements are (i) identifying the various performance obligations and (ii) estimating the relative standalone selling price of each performance obligation, typically using a directly observable method or calculated on a cost plus margin basis method. Revenue related to the bundled equipment, software and software implementation services are typically combined into a single performance obligation and recognized upon implementation. As annual software licenses are renewed, we recognize revenue for the license at a point in time, at the start of each annual renewal period. The transaction price allocated to the extended service-type warranty is recognized as revenue over the period the warranty service is provided. Consumables and solutions are separate performance obligations, recognized at a point in time.

Shipping Costs

Costs to ship finished goods to our customers are included in cost of goods sold on the consolidated statements of operations.

Advertising Expenses

Advertising expenses are expensed as incurred and reflected in selling, general and administrative expenses in our consolidated statements of operations and were $0.6 million in 2018, $0.2 million in 2017 and $0.1 million in 2016.

Post-retirement and Post-employment Benefits

We sponsor a Section 401(k) retirement plan ("plan") for employees.  Our contributions to our 401(k) plan were approximately $11.4 million in 2018, $10.3 million in 2017 and $1.5 million in 2016. As a result of the Hospira Infusion Systems ("HIS") acquisition, we assumed certain post-retirement and post-employment obligations related to employees located in certain international countries. These obligations are immaterial to our financial statements taken as a whole.

Research and Development

The majority of our research and development costs are expensed as incurred. In certain circumstances when an asset will have an alternative future use we capitalize the costs related to those assets. Research and development costs include salaries and related benefits, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were 5,300 and 337 anti-dilutive shares in 2018 and 2017, respectively. There were no anti-dilutive shares in 2016.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands except per share data):

	Year ended December 31, (in thousands, except per share data)
	2018	2017	2016
Net income	$28,793	$68,644	$63,084
Weighted average number of common shares outstanding (basic)	20,394	19,614	16,168
Dilutive securities	1,207	1,244	1,086
Weighted average common and common equivalent shares outstanding (diluted)	21,601	20,858	17,254
EPS - basic	$1.41	$3.50	$3.90
EPS - diluted	$1.33	$3.29	$3.66

On February 3, 2017, as part of the purchase price for the acquisition of Pfizer Inc.'s ("Pfizer") HIS business, we delivered to Pfizer 3.2 million newly issued common shares (see Note 2: Acquisitions, Strategic Transaction and Integration Expenses).

New Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. We applied the provisions of this ASU in the prior year and it did not have a material impact on our consolidated financial statements.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee). The amendments in this update are effective for fiscal years beginning after December 15, 2017. We adopted this ASU on January 1, 2018 and this ASU did not have a material impact on our consolidated financial statements or related footnote disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU 2014-09. On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Subsequent to the issuance of this ASU, the FASB issued three amendments: ASU No. 2016-08, which clarifies principal versus agent considerations; ASU 2016-10, which clarifies guidance related to identifying performance obligations and licensing implementation; and ASU 2016-12, which provides narrow-scope improvements and practical expedients. All of the amendments have the same effective date mentioned above. We adopted the standard effective January 1, 2018. See Note 4, Revenue for a discussion of the impact and the required enhanced disclosures.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal use software license. Costs to develop or obtain internal-use software that cannot be capitalized under subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines which project stage (that is, preliminary project stage, application development stage, or post-implementation stage) an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in this update require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are not electing to reclassify from accumulated OCI to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends the FASB's guidance on the impairment of financial instruments by requiring timelier recording of credit losses on loans and other financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The updated guidance requires a modified retrospective adoption. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. This update clarifies that receivables arising from operating leases are not within the scope of this guidance, instead, impairment of receivables arising from operating leases should be accounted for in accordance with the lease guidance. This update has the same effective date as ASU No. 2016-13. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require an entity to recognize a Right Of Use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance requires a modified retrospective adoption. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this update will provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this update also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease contract. This expedient is limited to circumstances in which the nonlease components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the lessor uses this practical expedient they would account for the lease contract in accordance with Topic 606 if the nonlease component is the predominant component otherwise, the lessor should account for the combined component as an operating lease in accordance with Topic 842. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU clarifies certain language in ASU 2016-02 and corrects certain references and inconsistencies. In December 2018, the FASB issued ASU No. 2018-20-Leases-Narrow-Scope Improvements for Lessors. The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs. If an entity takes this policy election sales taxes will be excluded from the consideration in the contract. The amendments in this update related to certain lessor costs permit lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties from variable payments. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue. The amendments in this update related to recognizing variable payments for contracts with lease and nonlease components require lessors to allocate certain variable payments to the lease and nonlease components when the changes in facts and circumstances on which the variable payment is based occur. After the allocation, the amount of variable payments allocated to the lease components will be recognized as income in profit or loss in accordance with the lease guidance, while the amount of variable payments allocated to nonlease components will be recognized in accordance with other guidance. The amendments in these updates are effective for fiscal years beginning after December 15, 2018. We adopted ASU 2016-02, ASU 2018-11, ASU 2018-10 and ASU 2018-20 effective January 1, 2019. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize Right Of Use assets or lease liabilities, and this includes not

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognizing Right Of Use assets or lease liabilities for existing short-term leases of those assets in transition. Furthermore, elected the practical expedient to not separate lease and non-lease components for all of our leases. We adopted ASU 2016-02 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. We expect the adoption of ASU 2016-02 to result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $35.0 million to $50.0 million on our consolidated balance sheet, with no material impact to our consolidated statements of operations. We continue to evaluate the impact the adoption of this new guidance will have on our financial statements and related disclosures, in addition to the continued evaluation of business processes and internal controls related to lease accounting.

NOTE 2. ACQUISITIONS, STRATEGIC TRANSACTION AND INTEGRATION EXPENSES

Significant 2017 Acquisitions

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

All of the deferred closing businesses were effectively closed in 2017.

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

Unaudited Pro Forma Information

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

(In millions)	Revenue	Earnings
Actual from 2/3/2017 - 12/31/2017(3)	$1,062	*
2017 supplemental pro forma from 1/1/2017 - 12/31/2017(1)(2)	$1,373	$91
2016 supplemental pro forma from 1/1/2016 - 12/31/2016(1)(2)	$1,418	$99
______________________________
* Impracticable to calculate.
(1) 2017 supplemental pro forma earnings were adjusted to exclude $66.3 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, $59.2 million of acquisition and integration-related costs and $70.9 million in bargain purchase gain. 2016 supplemental pro forma earnings were adjusted to include these charges. These amounts were updated in 2018 from the 2017 disclosed amounts to incorporate information not previously available.
(2) Unaudited.
(3) Amount represents activity of HIS from the date of the acquisition.

Strategic Transaction and Integration Expenses

In 2018, we incurred $100.9 million in transaction and integration costs primarily related to our acquisition of HIS. In 2017, we incurred $59.2 million in transaction and integration costs primarily related to our acquisition of HIS. In 2016, we incurred $14.3 million in transaction costs primarily related to our 2017 acquisition of HIS.

NOTE 3. RESTRUCTURING CHARGES

In 2018 and 2017, we incurred restructuring charges related to the acquisition of the HIS business (see Note 2: Acquisitions, Strategic Transaction and Integration Expenses). The restructuring charges were incurred as a result of integrating the acquired operations into our business and include severance costs related to involuntary employee terminations

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and facility exit costs related to the closure of the Dominican Republic manufacturing facilities acquired from Pfizer. All material charges in regard to these restructuring activities have been paid as of December 31, 2018. The cumulative amount incurred to date in connection with the HIS acquisition is $23.1 million.

In 2016, we incurred an additional 0.8 million related to the closure of our Slovakian manufacturing facility. Additionally, we incurred $0.2 million related to a one-time charge unrelated to the events disclosed in the table below.

In 2015, we incurred restructuring charges related to an agreement with Dr. Lopez, a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out Dr. Lopez's right to employment under his then-existing employment agreement, the buy-out, including payroll taxes, will be paid in equal monthly installments until December 2020 and payments that will exceed one year have been accrued under long-term liabilities in our consolidated balance sheet.

The following table summarizes the activity for the restructuring-related charges discussed above and related accrual (in thousands):

	Accrued Balance January 1, 2017	Charges incurred	Payments	Other Adjustments	Accrued Balance December 31, 2017	Charges incurred	Payments	Other Adjustments	Accrued Balance December 31, 2018
Severance pay and benefits	$53	$15,983	$(15,104)	$(17)	$915	$4,311	$(4,549)	$—	$677
Employment agreement buyout	1,477	—	(363)	—	1,114	—	(368)	(7)	739
Retention and facility closure expenses	—	2,789	(2,789)	—	—	160	(160)	—	—
	$1,530	$18,772	$(18,256)	$(17)	$2,029	$4,471	$(5,077)	$(7)	$1,416

Note 4: Revenue

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent the amounts by which each financial statement line item is affected in the current year as a result of applying ASC Topic 606 (in thousands):

	For the year ended December 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Adoption
Revenue	$1,400,040	$1,388,923	$11,117
Cost of goods sold	$830,012	$826,607	$3,405
Gross Profit	$570,028	$562,316	$7,712

	As of December 31, 2018
	As Reported	Without Adoption of ASC Topic 606	Effect of Adoption
Prepaid expenses and other current assets	$25,980	$32,487	$(6,507)
Accrued liabilities	$128,820	$151,408	$(22,588)
Deferred income taxes	$38,654	$40,653	$(1,999)

Revenue Recognition

We report revenue on a "where sold" basis, which reflects the revenue within the country or region in which the ultimate sale is made to our external customer.

The following table represents our revenues disaggregated by geography (in thousands):

	For the year ended December 31,
Geography	2018	2017 (1)	2016(1)
Europe, the Middle East and Africa	$134,363	$119,934	$50,105
Other Foreign	210,996	192,640	67,573
Total Foreign	345,359	312,574	117,678
United States	1,054,681	980,039	261,694
Total Revenues	$1,400,040	$1,292,613	$379,372
_______________________________
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Domestic sales accounted for 75%, 76% and 69% of total revenue in 2018, 2017 and 2016, respectively. International sales accounted for 25%, 24% and 31% of total revenue in 2018, 2017 and 2016, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents our revenues disaggregated by product line (in thousands) and our disaggregated product line revenue as a percentage of total revenue:

	For the year ended December 31,
	2018		2017 (1)		2016(1)
Product line	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Infusion Consumables	$483,039	35%	$365,665	28%	$324,868	86%
IV Solutions	507,985	36%	521,963	40%	—	—%
Infusion Systems	355,484	25%	290,207	23%	—	—%
Critical Care	53,532	4%	49,961	4%	53,601	14%
Other	—	—%	64,817	5%	903	—%
Total Revenues	$1,400,040	100%	$1,292,613	100%	$379,372	100%
_______________________________
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Our primary product lines are Infusion Consumables, IV Solutions, Infusion Systems and Critical Care. The vast majority of our sales of these products are made on a stand-alone basis to hospitals, group purchasing organization member hospitals, distributors and to other non-acute facilities. Our product sales are typically free on board shipping point and ownership of the product transfers to the customer upon shipment. As a result, revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment.

Payment is typically due in full within 30 days of invoicing. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We offer certain volume-based rebates to our distribution customers, which we record as variable consideration when calculating the transaction price. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer.
We use information available at the time and our historical experience to estimate and record provisions for rebates and chargebacks.

We also warrant products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available and our historical experience. We also provide for extended service-type warranties, which we consider to be separate performance obligations. We allocate a portion of the transaction price to the extended service-type warranty based on its estimated relative selling price, and recognize revenue over the period the warranty service is provided. Our revenues are recorded at the net sales price, which includes an estimate for variable consideration related to rebates, chargebacks and product returns.

Arrangements with Multiple Performance Obligations

We also enter into arrangements which include multiple performance obligations, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

The most significant judgments related to these arrangements include:

•	Identifying the various performance obligations of these arrangements.

•	Estimating the relative standalone selling price of each performance obligation, typically using directly observable method or calculated on a cost plus margin basis method.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract balances

Our contract balances (deferred revenue) are recorded in accrued liabilities and other long-term liabilities in our consolidated balance sheet (see Note 10, Accrued Liabilities). The following table presents our changes in the contract balances for the year ended December 31, 2018, (in thousands):

Contract Liabilities
Beginning balance, January 1, 2018	$(7,066)
Equipment revenue recognized	6,696
Equipment revenue deferred due to implementation	(4,196)
Software revenue recognized	6,553
Software revenue deferred due to implementation	(6,269)
Ending balance, December 31, 2018	$(4,282)

As of December 31, 2018, revenue from remaining performance obligations related to implementation of software and equipment is $2.9 million. We expect to recognize substantially all of this revenue within the next three months. Revenue from remaining performance obligations related to annual software licenses is $1.6 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

NOTE 5. IMPAIRMENT OF ASSETS HELD FOR SALE

During 2016, we completed the closure of our Slovakia manufacturing facility and sold the land and building held-for- sale for $3.3 million, net of costs to sell, resulting in an additional $0.7 million impairment charge on those assets.

The impairment charges are separately stated in our consolidated statements of operations above income from operations.

NOTE 6. SHARE BASED AWARDS

We have a stock incentive plan for employees and directors and an employee stock purchase plan.  Shares to be issued under these plans will be issued either from authorized but unissued shares or from treasury shares.

We incur stock compensation expense for stock options, restricted stock units ("RSU"), performance restricted stock units ("PRSU") and in years prior to 2018 stock purchased under our employee stock purchase plan ("ESPP"). We receive a tax benefit on stock compensation expense and direct tax benefits from the exercise of stock options. We also have indirect tax benefits upon exercise of stock options related to research and development tax credits which are recorded as a reduction of income tax expense.  The table below summarizes compensation costs and related tax benefits (in thousands):

	Year ended December 31,
(In thousands)	2018	2017	2016
Stock compensation expense	$24,241	$19,352	$15,242
Tax benefit from stock-based compensation cost	$5,706	$7,247	$5,682
Indirect tax benefit	$2,199	$1,374	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, we had $28.0 million of unamortized stock compensation cost which we will recognize as an expense over approximately 0.9 years.

Stock Incentive and Stock Option Plans

Our 2011 Stock Incentive Plan ("2011 Plan") replaced our 2003 Stock Option Plan (“2003 Plan”). Our 2011 Plan initially had 650,000 shares available for issuance, plus the remaining available shares for grant from the 2003 Plan. In 2012, 2014 and 2017, our stockholders approved amendments to the 2011 plan that increased the shares available for issuance by 3,275,000, bringing the initial shares available for issuance to 3,925,000, plus the remaining 248,700 shares that remained available for grant from the 2003 Plan. In addition, any forfeited, terminated or expired shares that would otherwise return to the 2003 Plan are available under the 2011 Plan. As of December 31, 2018, the 2011 Plan has 4,188,300 shares of common stock reserved for issuance to employees, which includes 263,300 shares that transferred from the 2003 Plan.  Shares issued as options or stock appreciation rights ("SARs") are charged against the 2011 Plan's share reserve as one share for one share issued. Shares subject to awards other than options and SARs are charged against the 2011 Plan's share reserve as 2.09 shares for 1 share issued. Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2011 Plan may be “non-statutory stock options” which expire no more than ten years from date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended.  Upon exercise of non-statutory stock options, we are generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise; we are generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2011 Plan includes conditions whereby unvested options are cancelled if employment is terminated.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of time-based option grants is calculated using the Black-Scholes option valuation model. The expected term for the option grants was based on historical experience and expected future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, based on the average expected exercise term. The table below summarizes the total time-based stock options granted, total valuation and the weighted average assumptions (dollars in thousands, except per option amounts):

	Year ended December 31,
	2018	2017	2016
Number of time-based options granted	5,815	8,825	13,405
Grant date fair value of options granted (in thousands)	$425	$375	$413
Weighted average assumptions for stock option valuation:
Expected term (years)	5.5	5.5	5.5
Expected stock price volatility	24.0%	27.0%	31.8%
Risk-free interest rate	2.3%	1.1%	0.7%
Expected dividend yield	—%	—%	—%
Weighted average grant price per option	$269.80	$158.20	$101.32
Weighted average grant date fair value per option	$73.14	$42.51	$30.78

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

The table below indicates the number of shares of 2015 performance stock options that were earned in 2016. There were no performance option grants to employees in 2018, 2017 or 2016.

	Year ended December 31,
	2018	2017	2016
Number of performance options earned			244,825

A summary of our stock option activity as of and for the year ended December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,416,727	$62.30
Granted	5,815	$269.80
Exercised	(235,614)	$60.60
Forfeited or expired	—	$—
Outstanding at December 31, 2018	1,186,928	$63.66	4.9	$197,232
Exercisable at December 31, 2018	1,181,113	$62.64	4.8	$197,232
Vested and expected to vest, December 31, 2018	1,186,928	$63.66	4.9	$197,232

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The intrinsic values for options exercisable, outstanding and vested or expected to vest at December 31, 2018 is based on our closing stock price of $229.63 at December 31, 2018 and are before applicable taxes.

The following table presents information regarding Stock Option activity:

	Year ended December 31,
(In thousands)	2018	2017	2016
Intrinsic value of options exercised	$51,105	$71,283	$25,065
Cash received from exercise of stock options	$14,275	$32,003	$17,346
Tax benefit from stock option exercises	$12,617	$20,004	$7,556

Stock Awards

In 2018, we granted performance restricted stock units ("PRSU") to our executive officers. For the executive officers other than the Chief Executive Officer ("CEO") and the Chief Operations Officer ("COO"), the PRSUs will vest subject to a three-year time vesting and further subject to a determination by the Compensation Committee that the officers have met their individual performance goals for the applicable year. For the CEO and the COO, the performance shares will cliff-vest ending on February 15, 2021 and further subject to the achievement of a minimum Cumulative Adjusted EBITDA. If for the three year period ending on December 31, 2020 the Cumulative Adjusted EBITDA has a growth of at least 6% to 8%, 50% of the awarded units will vest. If on the vest date the Cumulative Adjusted EBITDA has a growth of between 8% to 10%, 100% of the awarded units will vest. If on the vest date the Cumulative Adjusted EBITDA has a growth of over 10%, 200% of the awarded units will vest.

In 2017, we granted PRSUs to our executive officers. The PRSUs will vest, if at all, upon the achievement of a minimum Cumulative Adjusted EBITDA, subject to a three-year cliff vesting ending on December 31, 2019. If at that date, our Cumulative Adjusted EBITDA is at least $600 million but less than $650 million, 100% of the awarded units will vest. If our Cumulative Adjusted EBITDA is at least $650 million but less than $700 million, 200% of the awarded units will vest. If our Cumulative Adjusted EBITDA is at least $700 million, 300% of the awarded units will vest.

In 2016, we granted PRSUs to our executive officers, which will vest, if at all, upon the achievement of a minimum specified compound annual growth rate ("CAGR") in adjusted EBITDA per share, subject to a three-year cliff vesting ending on December 31, 2018. If at that date, our adjusted EBITDA per share CAGR is at least 8% but less than 10%, 100% of the awarded units will vest. If our adjusted EBITDA per share CAGR is at least 10% but less than 12%, 200% of the awarded units will vest. If our adjusted EBITDA per share CAGR is greater than 12%, 300% of the awarded units will vest. The Compensation Committee has up until March 15, 2019 to make a determination on the level of achievement of minimum Cumulative Adjusted EBITDA reached, the awards will vest upon the conclusion of that determination.

Restricted stock units ("RSU") are granted annually to our Board of Directors and vest on the first anniversary of the grant date.

In 2018, 2017 and 2016, we granted RSUs to certain employees that vest ratably on the anniversary of the grant over three years. We recognize forfeitures as they occur.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes our restricted stock award activity (dollars in thousands):

	Year ended December 31,
(In thousands except shares and per share amounts)	2018	2017	2016
PRSU
Shares granted	30,348	20,686	36,370
Shares earned	—	—	—
Grant date fair value per share	$248.65	$154.75	$86.47
Grant date fair value	$7,546	$3,201	$3,145
Intrinsic value vested	$—	$—	$—

RSU
Shares granted	63,094	107,678	60,377
Grant date fair value per share	$252.42	$156.49	$87.47
Grant date fair value	$15,926	$16,851	$5,281
Intrinsic value vested	$17,086	$9,813	$4,680

The table below provides a summary of our PRSU and RSU activity as of and for the year ended December 31, 2018.

	Number of Units	Grant Date Fair Value Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Non-vested at December 31, 2017	285,503	$116.28
Change in units due to performance expectations (a)	41,372	$154.75
Granted	93,442	$251.19
Vested	(71,868)	$122.00
Forfeited	(7,745)	$181.07
Non-vested and expected to vest at December 31, 2018	340,704	$155.27	1.0	$78,236

(a) Relates to the 2017 PRSUs, assumes attainment of maximum payout rate as set forth in performance criteria.

ESPP

We have an ESPP under which U.S. employees may purchase up to $25,000 annually of common stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of common stock reserved for issuance under the ESPP, which is subject to an annual increase of the least of 300,000 shares, two percent of the shares outstanding or such a number as determined by the Board.  To date, there have been no increases.  As of December 31, 2018, there were 133,487 shares available for future issuance. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. During 2017, we suspended our ESPP.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of rights to purchase shares under the ESPP is calculated using the Black-Scholes option valuation model.  The table below summarizes the number and intrinsic value of ESPP share purchases and the weighted average valuation assumptions for the 2017 and 2016 purchase periods.

	2017	2016
ESPP shares purchased by employees	23,426	31,227
Intrinsic value of ESPP purchases (in thousands)	$986	$955
Weighted average assumptions for ESPP valuation:
Expected term (in years)	0.5	0.5
Expected stock price volatility	28.1%	32.5%
Risk-free interest rate	0.6%	0.3%
Expected dividend yield	—%	—%

NOTE 7. DERIVATIVES AND HEDGING ACTIVITIES

Hedge Accounting and Hedging Program

During the second quarter of 2017, we implemented a cash flow hedging program. The purpose of our hedging program is to manage the foreign currency exchange rate risk on forecasted expenses denominated in currencies other than the functional currency of the operating unit. We do not issue derivatives for trading or speculative purposes.

In May 2017, we entered into a two-year cross-currency par forward contract to hedge a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instrument is recorded at fair value on the Consolidated Balance Sheets and is classified based on the instrument's maturity date. We record changes in the fair value of the effective portion of the derivative instrument as a component of Other Comprehensive (Loss) Income and we reclassify that gain or loss into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The total notional amount of our outstanding derivative as of December 31, 2018 was approximately 150.1 million MXN. The term of our currency forward contract is May 1, 2017 to May 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.01MXN/USD over the term of the two-year contract.

In January 2018, we entered into an additional six-month cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of December 31, 2018 was approximately 183.9 million MXN. The term of the six-month contract is May 1, 2019 to November 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.43 MXN/USD over the term of the six-month contract.

In November 2018, we entered into a one-year cross-currency par forward contract again extending the hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of December 31, 2018 was approximately 398.0 million MXN. The term of the one-year hedge is November 1, 2019 to November 3, 2020. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair values of our derivative instruments included within the Consolidated Balance Sheets (in thousands):

	Derivatives
	Consolidated Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:	Prepaid expenses and other current assets	$187	$—
	Other assets	545	—
	Accrued liabilities	—	187
	Other long-term liabilities	—	402
Total derivatives designated as cash flow hedging instruments		$732	$589

The following table presents the amounts affecting the Consolidated Statements of Operations (in thousands):

	Line Item in the Consolidated Statements of Operations	Year Ended December 31, 2018	Year Ended December 31, 2017
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$743	$885

We recognized the following gains on our foreign exchange contract designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Year Ended December 31, 2018	Year Ended December 31, 2017	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	Year Ended December 31, 2018	Year Ended December 31, 2017
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$2,063	$296	Cost of goods sold	$743	$885
Total derivatives designated as cash flow hedging instruments	$2,063	$296		$743	$885

As of December 31, 2018, we expect approximately $0.2 million of the deferred gain on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table provides a reconciliation of the Level 3 earn-out liability measured at estimated fair value based on an initial valuation and updated quarterly for the years ended December 31, 2018 and 2017 (in thousands):

Earn-out Liability
Contingent earn-out liability, January 1, 2017	$—
Acquisition date fair value estimate of earn-out	19,000
Change in fair value of contingent earn-out (included in income from operations as a separate line item)	8,000
Contingent earn-out liability, December 31, 2017	27,000
Change in fair value of contingent earn-out (included in income from operations as a separate line item)	20,400
Contingent earn-out liability, December 31, 2018	$47,400

Changes in the fair value of the earn-out subsequent to the fair value calculated at acquisition are due to a change in the forecast of the underlying target, adjusted EBITDA, and due to changes in other assumptions used in the Monte Carlo simulation, as detailed in the below table.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liability as of the acquisition date to December 31, 2018. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

Simulation Input	As of December 31, 2018	As of December 31, 2017	At Acquisition February 3, 2017
Adjusted EBITDA Volatility	30.00%	26.00%	29.00%
WACC	8.25%	8.75%	10.00%
20-year risk free rate	2.87%	2.58%	2.82%
Market price of risk	5.24%	5.99%	6.93%
Cost of debt	5.25%	4.08%	4.16%

The fair value of our investments, which consists of corporate bonds, is estimated using observable market based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs.

The fair value of our Level 2 forward currency contract is estimated using observable market inputs such as known notional value amounts, spot and forward exchange rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

The assets related to our Dominican Republic manufacturing facilities were classified as assets held-for-sale as of December 31, 2017. These assets are separately stated in our 2017 consolidated balance sheet. The fair value of these Level 3 assets was determined as part of the HIS business valuation and was based on a market approach using comparable building and land sales data and the analysis of market conditions. We sold these assets during 2018.

There were no transfers between levels in 2018 or 2017.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at December 31, 2018
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$37,329	$—	$37,329	$—
Long-term	2,025	—	2,025	—
Foreign exchange forwards:
Prepaid expenses and other current assets	187	—	187	—
Other assets	545	—	545	—
Total Assets	$40,086	$—	$40,086	$—

Liabilities:

Earn-out liability	$47,400	$—	$—	$47,400
Total Liabilities	$47,400	$—	$—	$47,400

	Fair value measurements at December 31, 2017
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$10,061	$—	$10,061	$—
Long-term	14,579	—	14,579	—
Total Assets	$24,640	$—	$24,640	$—

Liabilities:

Earn-out liability	$27,000	$—	$—	$27,000
Foreign exchange forwards:
Accrued liabilities	187	—	187	—
Other long-term liabilities	402	—	402	—
Total Liabilities	$27,589	$—	$589	$27,000

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets measured at fair value on a nonrecurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements at December 31, 2017
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Assets held-for-sale	$12,489	$—	$—	$12,489
Total Assets	$12,489	$—	$—	$12,489

NOTE 9. PREPAID EXPENSES, OTHER CURRENT ASSETS AND RELATED-PARTY RECEIVABLE

Prepaid expenses and other current assets consist of the following (in thousands):

	2018	2017
Deposits	$1,087	$21,940
Other prepaid expenses and receivables	12,476	4,208
Deferred costs	1,951	1,301
Prepaid insurance and property taxes	2,666	2,580
VAT/GST receivable	5,072	8,097
Deferred tax charge	1,180	1,326
Other	1,548	1,834
	$25,980	$41,286

Related-party receivables consist of the following (in thousands):

	2018	2017
Third-party receivables due from Pfizer	$4,904	$36,425
HIS business acquisition related	15,233	62,382
	$20,137	$98,807

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Third-party receivables due from Pfizer relates to trade accounts receivable that have already been collected from customers by Pfizer on our behalf. HIS business acquisition related receivables include amounts due from Pfizer related to the manufacturing and supply agreements and deferred close entities and amounts we prepaid to Pfizer for operational expenses under the transition services agreement.

Pfizer became a related party to us when we issued 3.2 million shares of our common stock as partial consideration for the acquisition of HIS. As of December 31, 2018, Pfizer has sold all of its shares of our common stock. In connection with the sale of 2.5 million of the shares Pfizer held, we incurred a one-time fee payable to Pfizer in the amount of $8.0 million included in restructuring, strategic transaction and integration expense in our consolidated statement of operations.

On February 3, 2017, we entered into a transitional services agreement and two Manufacturing and Supply Agreements ("MSA's") with Pfizer, (see Note 16, Collaborative and Other Arrangements). During 2018, the revenue for goods manufactured for Pfizer was $78.2 million and the cost of product manufactured by Pfizer for us was $81.0 million. During 2017, the revenue for goods manufactured for Pfizer was $72.4 million and the cost of product manufactured by Pfizer for us was $70.2 million.

NOTE 10. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Salaries and benefits	$20,538	$20,745
Incentive compensation	42,913	40,682
Accrued professional fees	15,996	13,319
Accrued product field action	5,316	11,810
Consigned inventory	1,118	5,210
Third-party inventory	1,089	4,284
Legal accrual	1,400	3,538
Accrued sales taxes	2,941	6,291
Warranties and Returns	1,124	3,360
Deferred revenue	3,814	3,326
Accrued other taxes	3,213	2,771
Distribution fees	3,977	725
Accrued freight	10,953	5,696
Restructuring accrual	1,046	1,290
Contract settlement	2,083	—
Accrued research and development	1,451	—
Other	9,848	9,017
	$128,820	$132,064

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Contract liabilities(1)	$14,020	$40,148
Deferred revenue	468	7,099
Benefits	962	2,104
Accrued rent	1,779	—
Contract settlement	1,667	—
Other	1,696	5,975
	$20,592	$55,326
__________________________________________
(1) Consists of multiple contracts with customers and suppliers that were valued at below market at the time of the HIS acquisition. During 2018, the decrease to contract liabilities was primarily due to the resolution and settlement of a dispute with a product partner.

NOTE 11. LONG-TERM OBLIGATIONS

Five-year Revolving Credit Facility ("Credit Facility")

On November 8, 2017, we entered into a five-year Revolving Credit Facility ("Credit Facility") with various lenders for $150 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. As of December 31, 2018, we had no borrowings and $150 million of availability under the Credit Facility. The Credit Facility matures on November 8, 2022.

The Credit Facility has an accordion feature that would enable us to increase the borrowing capacity of the Credit Facility by the greater of (i) $100 million and (ii) 2.00x Total Leverage.

In connection with the Credit Facility, for the year ended December 31, 2017, we incurred $1.4 million in financing costs, which were capitalized and are included in prepaid expenses and other current assets and other assets in our consolidated balance sheets, in accordance with the appropriate short-term or long-term classification. These fees are being amortized to interest expense over the remaining term of the Credit Facility.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Guarantors and Collateral

Our obligations under the Credit Facility are unconditionally guaranteed, on a joint and several basis, by ICU Medical, Inc. and certain of our existing subsidiaries. Our obligations are secured by: (i) 100% of the equity interests of our guarantor subsidiaries; and (ii) all of the tangible and intangible personal property and assets related to us and our guarantor subsidiaries (including, without limitation, all accounts, equipment, inventory and other goods, all instruments, intellectual property and other general intangibles, deposit accounts, securities accounts and other investment property and cash), and (iii) all products, profits and proceeds of the foregoing. Notwithstanding the foregoing, the collateral shall not include certain excluded property.

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

We were in compliance with all financial covenants as of December 31, 2018.

Three-Year Interest-Only Senior Note

On February 3, 2017, we partially funded the acquisition of the HIS business from Pfizer with a $75 million Seller Note issued by Pfizer contemporaneous with the acquisition. We had fully repaid the seller note as of December 31, 2017.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. INCOME TAXES

Income from continuing operations before taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(8,600)	$59,872	$80,714
Foreign	30,974	(8,589)	4,450
	$22,374	$51,283	$85,164

The (benefit) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$492	$2,774	$21,123
State	1,865	2,263	2,347
Foreign	9,136	3,170	1,118
	11,493	8,207	24,588
Deferred:
Federal	$(9,118)	$(20,878)	$(2,045)
State	(3,072)	(4,619)	(767)
Foreign	(5,722)	(71)	304
	(17,912)	(25,568)	(2,508)
	$(6,419)	$(17,361)	$22,080

We have accrued for tax contingencies for potential tax assessments, and in 2018 we recognized a $4.3 million net increase, most of which related to various federal and state tax reserves.

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

Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), a company selects between one of three scenarios to reflect the impact of the Tax Act in its financial statements within a measurement period. Those scenarios are (i) a final estimate which effectively closes the measurement period; (ii) a reasonable estimate leaving the measurement period open for future revisions; and (iii) no estimate as the law is still being analyzed in which case a company continues to apply its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. SAB 118 allows for the reporting provisional amounts for certain income tax effects in scenario (ii) and (iii). The measurement period begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. As of December 31, 2018, our accounting for the Tax Act is complete.

The toll charge on undistributed foreign earnings and profits (the “Transition Tax”) is a tax on certain untaxed accumulated and current earnings and profits ("E&P") of our foreign subsidiaries. We were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax expense of $2.0 million for the year ended December 31, 2017. On the basis of revised E&P computations that were completed during the reporting period, we recognized an additional measurement-period adjustment of $0.6 million to the Transition Tax obligation, with a corresponding adjustment of $0.6 million to income tax expense.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The revaluation of deferred taxes is an adjustment to future tax obligations as a result of the reduction of the corporate tax rate from 35% to 21%. We were able to reasonably estimate the effect of the revaluation of deferred taxes and recorded a provisional tax expense of $1.1 million for the year ended December 31, 2017. The computation of timing differences was completed during the reporting period. We recognized an additional measurement-period adjustment of $0.2 million, with a corresponding adjustment of $0.2 million to income tax expense.

We continue to evaluate various international provisions included in the Tax Act due to the lack of final Treasury Regulations and ongoing guidance. These provisions include, but are not limited to, the anti-base-erosion and anti-abuse tax regime (BEAT), the global intangible low-taxed income (GILTI) provisions, the foreign derived intangible income (FDII) provisions, and the changes to the deductibility of interest. These provisions were effective for us beginning on January 1, 2018, and may materially impact our effective tax rate in future years. We elected to treat the GILTI as period costs when incurred, and for the year ended December 31, 2018, we recorded an income tax expense of $2.4 million for GILTI.

 A reconciliation of the provision for income taxes at the statutory rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$4,699	21.0%	$17,950	35.0%	$29,807	35.0%
State income tax, net of federal effect	927	4.1%	(403)	(0.8)%	1,795	2.1%
Tax credits	(4,961)	(22.2)%	(2,783)	(5.4)%	(1,014)	(1.2)%
Global intangible low-taxed income	2,363	10.6%	—	—%	—	—%
Foreign income tax differential	(2,944)	(13.2)%	3,481	6.8%	(135)	(0.1)%
Stock based compensation	(11,040)	(49.3)%	(18,958)	(37.0)%	(7,720)	(9.1)%
Impact of the Tax Act	826	3.7%	3,076	6.0%	—	—%
IP installment sale	3,252	14.5%	3,367	6.6%	—	—%
Bargain purchase gain	—	—%	(24,811)	(48.4)%	—	—%
Section 162(m)	456	2.0%	595	1.2%	1,133	1.3%
Other	3	0.1%	1,125	2.2%	(1,786)	(2.1)%
	$(6,419)	(28.7)%	$(17,361)	(33.8)%	$22,080	25.9%

Tax credits in 2018, 2017 and 2016 consist principally of research and developmental tax credits.

The tax effect of the gain on bargain purchase is treated as a discrete item part of purchase accounting and is not a component of the income tax provision.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our deferred income tax assets (liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax asset:
Accruals/other	11,291	956
Contingent consideration	12,451	7,412
Net operating loss carryforwards	12,686	—
Acquired future tax deductions	10,722	10,580
Stock-based compensation	10,775	8,633
Foreign currency translation adjustments	3,108	3,425
Tax credits	14,470	11,220
Inventory reserves	5,674	10,658
Allowance for doubtful accounts	830	636
Valuation allowance	(5,436)	(7,385)
	$76,571	$46,135
Deferred tax liability:
State income taxes	$2,639	$1,640
Foreign	612	202
Depreciation and amortization	35,387	21,005
	$38,638	$22,847

Deferred tax asset, net	$37,933	$23,288

Tax Holidays and Carryforwards

Net operating loss ("NOL") carryforwards consist of: (a) federal NOL carryforwards of $68.9 million which will expire at various dates from 2020 to indefinite carryforward periods, (b) state NOL carryforwards of $20.2 million which will expire at various dates from 2028 to indifinite carryforward periods, and (c) foreign NOL carryforwards of $21.4 million which will expire at various dates from 2019 to indefinite carryforward periods. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carryforwards, and the amount of federal NOL carryforwards recorded is the net federal benefit available.

Other carryforwards include research and development (“R&D”), federal and state tax credit carryforwards of $7.4 million and $13.6 million, respectively.

A substantial portion of our manufacturing operations in Costa Rica operate under various tax holidays and tax incentive programs which will expire in whole or in part in 2027. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was an increase to our net earnings by $8.8 million or $0.41 per diluted share in 2018.

Foreign currency translation adjustments, and related tax effects, are an element of “other comprehensive income” and are not included in net income other than the revaluation of the associated deferred tax asset due to the Tax Act.

As of December 31, 2018, we have estimated $20.8 million of undistributed foreign earnings and profits. We have not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States.

Upon the distribution of foreign earnings and profits, certain foreign countries impose withholding taxes. If the foreign earnings and profits were distributed, we would need to accrue an additional income tax liability. However, we may also be allowed a credit against our U.S. tax liability for substantially all the taxes paid in foreign jurisdictions.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are subject to taxation in the United States and various states and foreign jurisdictions. Our United States federal income tax returns for tax years 2015 and forward are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years 2013 and forward are subject to examination by the state tax authorities. The total gross amount of unrecognized tax benefits as of December 31, 2018 was $10.8 million which, if recognized, would impact the effective tax rate. We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. As of December 31, 2018, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We have not accrued any penalties or interest as of December 31, 2018 or December 31, 2017.

The following table summarizes our cumulative gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$6,527	$2,000	$1,772
Increases to prior year tax positions	—	77	77
Increases due to acquisitions	—	640	—
Increases to current year tax positions	4,536	3,992	345
Decreases to prior year tax positions	(146)	(12)	(46)
Decrease related to lapse of statute of limitations	(93)	(170)	(148)
Ending balance	$10,824	$6,527	$2,000

NOTE 13. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to the end customer. The manufacturers and distributors, in turn, sell our products to healthcare providers. For the year ended December 31, 2016, we had worldwide sales to one manufacturer, Pfizer, of 30% of consolidated revenue and as of December 31, 2016, accounts receivable from Pfizer was 23% of consolidated accounts receivable. In February 2017, we completed the acquisition of Pfizer's HIS business, which eliminated the significant earnings exposure indicated above (see Note 2: Acquisitions and Strategic Transaction Expenses).

Geographic Information

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of December 31,
	2018	2017
Costa Rica	$81,920	$80,956
Mexico	64,242	61,008
Other LATAM	22,828	19,432
Canada	4,545	4,362
Italy	7,819	6,860
Spain	6,516	5,601
Other Europe	2,427	2,625
APAC	15,152	5,169
Total Foreign	$205,449	$186,013
United States	489,415	422,810
Worldwide Total	$694,864	$608,823

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Stockholders' Equity

Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date and we have $7.2 million remaining on this purchase plan. During 2016, we purchased $15.4 million of our common stock. We did not purchase any of our common stock under our purchase plan in 2018 or 2017. We used the treasury stock to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility, (see Note 11: Long-Term Obligations).

In 2018, we withheld 26,307 shares of our common stock from employee vested restricted stock units in consideration for $6.3 million in payments for the employee's share award income tax withholding obligations. We have 408 shares remaining in treasury at December 31, 2018.

In 2017, we withheld 27,636 shares of our common stock from employee vested restricted stock units in consideration for $4.1 million in payments for the employee's share award income tax withholding obligations. We had no shares remaining in treasury at December 31, 2017.

Accumulated Other Comprehensive Income (Loss)

The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2017	$(21,272)	$—	$—	$(21,272)
Other comprehensive income (loss) before reclassifications	6,694	184	(16)	6,862
Amounts reclassified from AOCI	—	(549)	—	(549)
Other comprehensive income (loss)	6,694	(365)	(16)	6,313
Balance as of December 31, 2017	$(14,578)	$(365)	$(16)	$(14,959)
Other comprehensive (loss) income before reclassifications	(3,104)	1,568	115	(1,421)
Amounts reclassified from AOCI	—	(565)	—	(565)
Other comprehensive (loss) income	(3,104)	1,003	115	(1,986)
Balance as of December 31, 2018	$(17,682)	$638	$99	$(16,945)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into various non-cancellable operating lease agreements for offices and facilities, passenger vehicles, and IT services throughout the world with original lease periods expiring primarily between 2019 and 2030 and remaining lease terms of 1 to 11 years. Some of these agreements have escalating rent payment provisions, as well as options to extend the lease for up to 5 years.

We recognize rent expense under such agreements on a straight-line basis. Our rent expense under operating leases was $11.0 million in 2018, $7.9 million in 2017 and $0.6 million in 2016.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, undiscounted future minimum lease payments under our non-cancelable operating leases are as follows over each of the next five years and thereafter (in millions):

2019	$8.3
2020	8.6
2021	6.5
2022	5.9
2023	5.6
Thereafter	13.2
Total	$48.1

The weighted-average lease term for the operating lease liabilities is approximately 6.3 years.

Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer, Inc. subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that U.S. manufacturer defendants conspired together to restrict output and artificially fix, raise, maintain and/or stabilize the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On July 5, 2018, the District Court granted defendants’ motion to dismiss the operative complaint for failing to state a valid antitrust claim, but allowed the plaintiffs to file a second amended complaint. On September 6, 2018, plaintiffs filed a second amended complaint adding new allegations in support of their conspiracy claims and adding ICU as a defendant. All defendants have filed a motion to dismiss this second amended complaint. On February 3, 2017, we completed the acquisition of the HIS business from Pfizer. This litigation is the subject of a claim for indemnification against us by Pfizer and a cross-claim for indemnification against Pfizer by us under the HIS stock and asset purchase agreement (“SAPA”).

In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira, Inc. requesting that the company provide information regarding certain business practices in the intravenous solutions part of the HIS business. Separately, in April 2017, we received a grand jury subpoena issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoena calls for production of documents related to the manufacturing, selling, pricing and shortages of intravenous solutions, including saline, as well as communications among market participants regarding these issues. On December 10, 2018, we were informed by the U.S. Department of Justice, Antitrust Division, that their investigation has been closed.

In April 2018, the U.S. Department of Justice issued a HIPAA subpoena to Hospira, Inc., requesting production of documents and records regarding the manufacturing, production, testing, quality and validation of the Sapphire™ infusion pumps, sets and related accessories distributed by the Company.  We are coordinating with Pfizer to produce the requested records to the Department of Justice.

In March 2018, a dispute with a product partner resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement. The resolution of the dispute resulted in a $28.9 million net charge to the consolidated statement of operations. During the fourth quarter of 2018, we incurred $12.7 million in additional contract settlement charges related to this arrangement as a result of the write-off of assets and additional expenses associated with the restructuring of products.

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

NOTE 16. COLLABORATIVE AND OTHER ARRANGEMENTS

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(in thousands except per share data)
2018
Total revenue	$372,033	$360,460	$327,169	$340,378
Gross profit	$149,001	$151,800	$134,587	$134,640
Net income (loss)	$4,875	$31,054	$219	$(7,355)
Net income (loss) per share:
Basic	$0.24	$1.53	$0.01	$(0.36)
Diluted	$0.23	$1.44	$0.01	$(0.36)
2017
Total revenue	$247,739	$331,514	$343,236	$370,124
Gross profit	$88,945	$88,062	$111,598	$137,490
Net income (loss)	$55,863	$(37,060)	$136	$49,705
Net income (loss) per share:
Basic	$3.03	$(1.87)	$0.01	$2.47
Diluted	$2.86	$(1.87)	$0.01	$2.33
______________________________________
On February 3, 2017, we acquired HIS, see Note 2, Acquisitions, Strategic Transaction and Integration Costs.
Net loss for the quarter ended December 31, 2018 included the impact of $41.1 million in restructuring, strategic transaction and integration expenses. We also incurred an $8.6 million non-cash charge in the quarter ended December 31, 2018 associated with a contract settlement that took place in the quarter ended March 31, 2018, which is included in contract settlement. Management of the Company concluded the contract settlement charge is not material to the three months ended December 31, 2018, or to any previously issued interim financial statements.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.

Management has used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.

Based on this criteria, management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2018.

Our independent registered public accounting firm that audited the December 31, 2018 financial statements included in this Annual Report on Form 10-K has independently assessed the effectiveness of our internal control over financial reporting and its report is below.

Other Matters

During the fourth quarter of 2018, the entities we acquired as part of our HIS acquisition were converted from their old Enterprise Resource Planning ("ERP") systems to our global ERP platform. This ERP system conversion did not have an adverse effect on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ICU Medical, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.

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
March 1, 2019

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K is set forth under the captions Executive Officers, Election of Directors, Audit Committee and Compliance with Section 16(a) Beneficial Ownership Reporting Compliance in our definitive
Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

We have a Code of Business Conduct and Ethics for Directors and Officers. A copy is available on our website, www.icumed.com. We will disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics for Directors and Officers on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K is set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K is set forth under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K is set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Director Independence in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K is set forth under the caption Ratification of Auditors in our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Form 10-K Page No.
	The following documents are filed as part of this report:

1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.	51

2.	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.	101

3.	Financial Statement Schedules. The Financial Statement Schedules required to be filed as a part of this Report are:

	Schedule II — Valuation and Qualifying Accounts	104

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

10.1
Form of Indemnification Agreement with Directors and Executive Officers. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, filed October 22, 2010 (File No. 001-34634), and incorporated herein by reference.

10.2
Amended and Restated Rights Agreement dated October 18, 2007 between Registrant and American Stock Transfer & Trust Company as Rights Agent. Filed as an Exhibit to Registrant's Registration Statement on Form 8-A/A dated October 18, 2007 (File No. 000-19974), and incorporated herein by reference.

10.3
Registrant's 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002 (File No. 000-19974), and incorporated herein by reference.

10.4
Registrant's 2002 Employee Stock Purchase Plan.* Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002 (File No. 000-19974), and incorporated herein by reference.

10.5
Registrant's 2003 Stock Option Plan.* Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 25, 2003 (File No. 000-19974), and incorporated herein by reference.

10.6
Settlement and Release Agreement dated as of January 2, 2007 between ICU Medical, Inc. and Fulwider Patton Lee & Utecht, LLP. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007 (File No. 000-19974), and incorporated herein by reference.

10.7	Executive officer compensation*

10.8	Non-employee director compensation*

10.9	2008 Performance-Based Incentive Plan, as amended.* Filed as Annex A to Registrant's proxy statement filed April 3, 2013 (File No. 001-34634), and incorporated herein by reference.

10.10
Amendment No. 1 to 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed October 22, 2009 (File No. 000-19974), and incorporated herein by reference.

10.11
Amendment No. 2 to 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed October 22, 2009 (File No. 000-19974), and incorporated herein by reference.

10.12
Amendment No. 3 to 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed October 22, 2009 (File No. 000-19974), and incorporated herein by reference.

10.13
Amended and Restated ICU Medical, Inc. 2011 Stock Incentive Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018, and incorporated herein by reference.

10.14	2014 Inducement Stock Incentive Plan.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 26, 2014 (File No. 001-34634) and incorporated herein by reference.

10.15
Amended and Restated Executive Employment Agreement, dated as of May 8, 2017, by and between ICU Medical, Inc. and Vivek Jain.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed May 8, 2017, and incorporated herein by reference.

10.16
Buy-Out Agreement between Registrant and George A. Lopez, M.D. effective September 30, 2015.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed October 1, 2015, and incorporated herein by reference.

10.17
Form of Shareholder Agreement, by and between a subsidiary of Pfizer Inc. and ICU Medical Inc dated February 3, 2017. Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed October 13, 2016, and incorporated herein by reference.

10.18	ICU Medical, Inc. Executive Severance Plan.* Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed January 6, 2017, and incorporated herein by reference.

10.19
Revolving Credit Agreement, dated as of November 8, 2017, among ICU Medical, Inc., as borrower, certain lenders party thereto and Wells Fargo Bank, N.A., as administrative agent and swingline lender. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, and incorporated herein by reference.

10.20
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
__________________________________________
*Executive compensation plan or other arrangement

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2016:
Allowance for doubtful accounts	$1,101	$—	$(24)	$(4)	$1,073
Warranty and return reserve - accounts receivable	$583	$539	$—	$—	$1,122
Deferred tax asset valuation allowance	$2,354	$—	$—	$(2,354)	$—

For the year ended December 31, 2017:
Allowance for doubtful accounts	$1,073	$2,308	$90	$(160)	$3,311
Warranty and return reserve - accounts receivable	$1,122	$604	$—	$—	$1,726
Deferred tax asset valuation allowance	$—	$7,385	$—	$—	$7,385

For the year ended December 31, 2018:
Allowance for doubtful accounts	$3,311	$781	$1,676	$—	$5,768
Warranty and return reserve - accounts receivable	$1,726	$2,445	$2,581	$—	$6,752
Warranty and return reserve - inventory	$(503)	$2,908	$133		$2,538
Deferred tax asset valuation allowance	$7,385	$—	$—	$(1,949)	$5,436

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	March 1, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Jain	Chairman of the Board and	March 1, 2019
Vivek Jain	Chief Executive Officer
(Principal Executive Officer)

/s/ Scott E. Lamb	Chief Financial Officer	March 1, 2019
Scott E. Lamb	(Principal Financial Officer)

/s/ Kevin J. McGrody	Chief Accounting Officer	March 1, 2019
Kevin J. McGrody	(Principal Accounting Officer)

/s/ George A. Lopez, M.D.	Director	March 1, 2019
George A. Lopez, M.D.

/s/ Robert S. Swinney, M.D.	Director	March 1, 2019
Robert S. Swinney, M.D.

/s/ David C. Greenberg	Director	March 1, 2019
David C. Greenberg

/s/ Elisha W. Finney	Director	March 1, 2019
Elisha W. Finney

/s/ Douglas E. Giordano	Director	March 1, 2019
Douglas E. Giordano

/s/ David F. Hoffmeister	Director	March 1, 2019
David F. Hoffmeister

/s/ Donald M. Abbey	Director	March 1, 2019
Donald M. Abbey