Form 10-Q
period 2019-03-31
ICU MEDICAL INC/DE
filed 2019-05-10
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC (Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2019
Common	20,614,407

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,044	$344,781
Short-term investment securities	17,214	37,329
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	313,258	382,110
Accounts receivable, net of allowance for doubtful accounts of $7,852 at March 31, 2019 and $5,768 at December 31, 2018	238,069	176,298
Inventories	321,747	311,163
Prepaid income tax	17,523	11,348
Prepaid expenses and other current assets	29,910	46,117
TOTAL CURRENT ASSETS	920,507	927,036

PROPERTY AND EQUIPMENT, net	432,938	432,641
OPERATING LEASE RIGHT-OF-USE ASSETS	38,365	—
LONG-TERM INVESTMENT SECURITIES	2,021	2,025
GOODWILL	11,241	11,195
INTANGIBLE ASSETS, net	131,053	133,421
DEFERRED INCOME TAXES	33,396	38,654
OTHER ASSETS	43,750	40,419
TOTAL ASSETS	$1,613,271	$1,585,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$133,542	$120,469
Accrued liabilities	104,865	128,820
TOTAL CURRENT LIABILITIES	238,407	249,289

CONTINGENT EARN-OUT LIABILITY	39,700	47,400
OTHER LONG-TERM LIABILITIES	48,010	20,592
DEFERRED INCOME TAXES	726	721
INCOME TAX LIABILITY	3,734	3,734
COMMITMENTS AND CONTINGENCIES (Note 19)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued 20,668 shares at March 31, 2019 and 20,492 shares at December 31, 2018 and outstanding 20,612 shares at March 31, 2019 and 20,491 shares at December 31, 2018	2,067	2,049
Additional paid-in capital	659,819	657,899
Treasury stock, at cost	(13,056)	(95)
Retained earnings	651,745	620,747
Accumulated other comprehensive loss	(17,881)	(16,945)
TOTAL STOCKHOLDERS' EQUITY	1,282,694	1,263,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,613,271	$1,585,391
______________________________________________________
(1) December 31, 2018 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2019	2018
TOTAL REVENUES	$330,932	$372,033
COST OF GOODS SOLD	195,629	223,032
GROSS PROFIT	135,303	149,001
OPERATING EXPENSES:
Selling, general and administrative	72,633	85,015
Research and development	12,823	12,586
Restructuring, strategic transaction and integration	24,392	21,569
Change in fair value of contingent earn-out	(7,700)	(4,000)
Contract settlement	2,783	28,917
TOTAL OPERATING EXPENSES	104,931	144,087
INCOME FROM OPERATIONS	30,372	4,914
INTEREST EXPENSE	(133)	(135)
OTHER INCOME (EXPENSE), net	3,191	(956)
INCOME BEFORE INCOME TAXES	33,430	3,823
(PROVISION) BENEFIT FOR INCOME TAXES	(2,432)	1,052
NET INCOME	$30,998	$4,875
NET INCOME PER SHARE
Basic	$1.51	$0.24
Diluted	$1.44	$0.23
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,527	20,255
Diluted	21,551	21,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended March 31,
	2019	2018
NET INCOME	$30,998	$4,875
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of taxes of $205 and $573 for the three months ended March 31, 2019 and 2018, respectively	650	1,814
Foreign currency translation adjustment, net of taxes of $0 for all periods	(1,592)	15,397
Other adjustments, net of taxes of $0 for all periods	6	2
Other comprehensive (loss) income, net of taxes	(936)	17,213
TOTAL COMPREHENSIVE INCOME	$30,062	$22,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2019	20,492	$2,049	$657,899	$(95)	$620,747	$(16,945)	$1,263,655
Issuance of restricted stock and exercise of stock options	254	18	(4,289)	5,196	—	—	925
Tax withholding payments related to net share settlement of equity awards	(78)	—	—	(18,157)	—	—	(18,157)
Stock compensation	—	—	6,209	—	—	—	6,209
Other comprehensive loss, net of tax	—	—	—	—	—	(936)	(936)
Net income	—	—	—	—	30,998	—	30,998
Balance, March 31, 2019	20,668	$2,067	$659,819	$(13,056)	$651,745	$(17,881)	$1,282,694

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive (Loss) Income	Total
Balance, January 1, 2018	20,210	$2,021	$625,568	$—	$585,624	$(14,959)	$1,198,254
Cumulative effect of accounting change	—	—	—	—	6,330	—	6,330
Issuance of restricted stock and exercise of stock options	130	11	982	2,162	—	—	3,155
Tax withholding payments related to net share settlement of equity awards	(23)	—	—	(5,338)	—	—	(5,338)
Stock compensation	—	—	5,462	—	—	—	5,462
Other comprehensive income, net of tax	—	—	—	—	—	17,213	17,213
Net income	—	—	—	—	4,875	—	4,875
Balance, March 31, 2018	20,317	$2,032	$632,012	$(3,176)	$596,829	$2,254	$1,229,951

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,998	$4,875
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,074	18,304
Provision for doubtful accounts	2,096	448
Provision for warranty and returns	2,692	367
Stock compensation	6,209	5,462
Loss on disposal of property and equipment and other assets	12,682	53
Bond premium amortization	28	142
Debt issuance costs amortization	72	72
Change in fair value of contingent earn-out	(7,700)	(4,000)
Impairment of assets held for sale	—	269
Write-off of acquired intangible	—	5,000
Other	4,371	4,783
Changes in operating assets and liabilities:
Accounts receivable	(49,534)	(11,901)
Inventories	(11,968)	10,942
Prepaid expenses and other assets	10,319	3,569
Related-party receivables	—	(32,779)
Other assets	(7,542)	(2,348)
Accounts payable	3,075	8,737
Accrued liabilities	(34,814)	(29,455)
Income taxes, including excess tax benefits and deferred income taxes	(1,068)	(3,272)
Net cash used in operating activities	(21,010)	(20,732)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,671)	(26,544)
Proceeds from sale of assets held-for-sale, net	—	13,000
Proceeds from sale of asset	16	—
Intangible asset additions	(1,949)	(1,899)
Purchases of investment securities	(4,409)	(4,478)
Proceeds from sale of investment securities	24,500	4,900
Net cash used in investing activities	(10,513)	(15,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	925	3,155
Tax withholding payments related to net share settlement of equity awards	(18,157)	(5,338)
Net cash used in financing activities	(17,232)	(2,183)
Effect of exchange rate changes on cash	18	2,400
NET DECREASE CASH AND CASH EQUIVALENTS	(48,737)	(35,536)
CASH AND CASH EQUIVALENTS, beginning of period	344,781	290,072
CASH AND CASH EQUIVALENTS, end of period	$296,044	$254,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)

	Three months ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$13,131	$280

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., ("ICU") a Delaware corporation, filed with the SEC for the year ended December 31, 2018.

We are engaged in the development, manufacturing and sale of innovative medical products used in vascular therapy, and critical care applications.  We sell the majority of our products through our direct sales force and through independent distributors throughout the U. S. and internationally.  Additionally, we sell our products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders' equity or cash flows as previously reported. The reclassifications included reporting foreign exchange gains and losses in other income (expense), net, and removing them from selling, general and administrative expenses. We reclassified related-party receivables to prepaid expenses and other current assets for the current year's presentation, as Pfizer, Inc. ("Pfizer") had sold all of its shares of ICU common stock as of December 31, 2018, thereby ending the related-party relationship with ICU. We reclassified operating cash outflows due to the purchase of spare parts. These operating cash outflows were previously included as an adjustment to reconcile net income to net cash provided by (used in ) operating activities-other and are now presented as changes in operating assets and liabilities-other assets.

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). The amendments in this update require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance required a modified retrospective adoption. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this update provides entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this update also provided lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease contract. This expedient is limited to circumstances in which the nonlease components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the lessor uses this practical expedient they would account for the lease contract in accordance with Topic 606 if the nonlease component is the predominant component otherwise, the lessor should account for the combined component as an operating lease in accordance with Topic 842. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU clarifies certain language in ASU 2016-02 and corrects certain references and inconsistencies. We adopted these standards effective January 1, 2019. See Note 6, Leases for a discussion of the impact and required disclosures.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820. The amendments remove from disclosure: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The amendments also made the following disclosure modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The amendments also added the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

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

Note 3: Strategic Transaction and Integration Expenses

We incurred and expensed $23.6 million and $19.8 million in transaction and integration expenses during the three months ended March 31, 2019 and 2018, respectively, primarily related to the integration of the Hospira Infusion Systems ("HIS") business acquired in 2017 from Pfizer.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Restructuring Charges

During the three months ended March 31, 2019, restructuring charges included severance costs related to involuntary employee terminations. The charges are primarily related to our continued integration of our HIS business acquired in 2017. The cumulative amount incurred to date in connection with the HIS acquisition is $23.9 million. Restructuring charges are included in the restructuring, strategic transaction and integration line item in our condensed consolidated statement of operations.

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

The following table summarizes the details of changes in our restructuring-related accrual for the period ended March 31, 2019 (in thousands):

	Accrued Balance January 1, 2019	Charges Incurred	Payments	Other Adjustments	Accrued Balance March 31, 2019
Severance pay and benefits	$677	$756	$(671)	$—	$762
Employment agreement buyout	739	—	(96)	—	643
	$1,416	$756	$(767)	$—	$1,405

Note 5: Revenue

Our primary product lines are Infusion Consumables, IV Solutions, Infusion Systems and Critical Care. The vast majority of our sales of these products are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment.

For certain Infusion Systems agreements, our customers are provided the right to use our systems hardware upon entering into agreements to purchase specified amounts of consumables. Revenues from these agreements are presented in product revenue on our condensed consolidated statements of operation.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue disaggregated

The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended March 31,
Geography	2019	2018
Europe, the Middle East and Africa	$32,378	$39,524
Other Foreign	51,361	50,932
Total Foreign	83,739	90,456
United States	247,193	281,577
Total Revenues	$330,932	$372,033

The following table represents our revenues disaggregated by product (in thousands):

	For the three months ended March 31,
Product line	2019	2018
Infusion Consumables	$120,580	$119,911
IV Solutions	113,182	144,440
Infusion Systems (1)	84,282	93,439
Critical Care	12,888	14,234
Total Revenues	$330,932	$372,033

Contract balances

The following table presents our changes in the contract balances for the three months ended March 31, 2019 and 2018 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2019	$(4,282)
Equipment revenue recognized	448
Equipment revenue deferred due to implementation	(1,343)
Software revenue recognized	345
Software revenue deferred due to implementation	(1,593)
Ending balance, March 31, 2019	$(6,425)

Beginning balance, January 1, 2018	$(7,066)
Equipment revenue recognized	288
Equipment revenue deferred due to implementation	(1,558)
Software revenue recognized	655
Software revenue deferred due to implementation	(4,080)
Ending balance, March 31, 2018	$(11,761)

As of March 31, 2019, revenue from remaining performance obligations related to implementation of software and equipment is $4.9 million. We expect to recognize substantially all of this revenue within the next three months. Revenue from remaining performance obligations related to annual software licenses is $1.5 million. We expect to recognize substantially all of this revenue over the next twelve months.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Leases

Adoption of ASC Topic 842, "Lease Accounting"

We adopted ASU No. 2016-02, Leases (ASC Topic 842), effective January 1, 2019 on a modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. We elected the 'package of practical expedients', which permitted us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize right-of-use ("ROU") assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Furthermore, we elected the practical expedient to not separate lease and non-lease components for all of our leases, non-lease components are primarily common area maintenance charges that we combine with the lease component when applying this ASU. The impact of adopting this standard was the recognition of ROU assets and lease liabilities for our operating leases of $40.4 million as of January 1, 2019.

The adoption of ASU Topic 842 requires us to classify certain Infusion Systems agreements as sales-type leases and thus accelerate hardware revenue and cost recognition at the time of instrument placement. We did not change the historical lease classification for placements prior to January 1, 2019, therefore this change will apply to certain new placements beginning on January 1, 2019. Under prior lease guidance ASC 840, certain Infusion Systems hardware placed with customers were classified as operating leases and hardware revenue and cost was recognized over the term of the agreement. The adoption of ASC 842 did not have a material impact on our consolidated earnings and had no impact on cash flows for the three months ended March 31, 2019.

Leases

We determine if an arrangement is a lease at inception. Most operating leases with a term greater than one-year are included in operating lease right-of-use assets, accrued liabilities, and other long-term liabilities on our condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term based on the information available at commencement date. The operating lease ROU asset excludes lease incentives and initial direct costs incurred. Our lease terms include options to extend when it is reasonably certain that we will exercise that option. All of our operating leases have stated lease payments, which may include fixed rental increases. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have operating leases for corporate offices, sales and support offices, device service centers and certain equipment. Our leases have original lease terms of one year to fifteen years, some of which include options to extend the leases for up to an additional five years. For all of our leases, we do not include optional periods of extension in our current lease terms for the exercise of options to extend is not reasonably certain.

The following table presents the components of our lease cost (in thousands):

For the three months ended March 31, 2019
Operating lease cost	$2,430

Short-term lease cost	96

Total lease cost	$2,526

The following table presents the supplemental cash flow information related to our leases (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,219

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$98

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the supplemental balance sheet information related to our leases (in thousands, except lease term and discount rate):

As of March 31, 2019
Operating leases
Operating lease right-of-use assets	$38,365

Accrued liabilities	$7,966
Other long-term liabilities	30,640
Total operating lease liabilities	$38,606

Weighted Average Remaining Lease Term
Operating leases	6.0 years

Weighted Average Discount Rate
Operating leases	5.57%

As of March 31, 2019, the maturities of our lease liabilities for each of the next five years is approximately (in thousands):

Operating Leases
Remainder of 2019	$6,018
2020	8,713
2021	6,391
2022	5,955
2023	5,795
Thereafter	13,390
Total Lease Payments	46,262
Less imputed interest	(7,656)
Total	$38,606

As of December 31, 2018, the maturities of our operating lease liabilities for each of the next five years were approximately (in thousands):

Operating Leases
2019	$8,326
2020	8,572
2021	6,489
2022	5,914
2023	5,615
Thereafter	13,235
Total Lease Payments(1)	$48,151
______________________________
(1)The lease payment maturities as of December 31, 2018 are not calculated at present value.

Note 7:     Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were 9,998 and 24,781 anti-dilutive securities for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Net income	$30,998	$4,875
Weighted-average number of common shares outstanding (for basic calculation)	20,527	20,255
Dilutive securities	1,024	1,145
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,551	21,400
EPS — basic	$1.51	$0.24
EPS — diluted	$1.44	$0.23

Note 8:    Derivatives and Hedging Activities

Hedge Accounting and Hedging Program

The purpose of our hedging program is to manage the foreign currency exchange rate risk on forecasted expenses denominated in currencies other than the functional currency of the operating unit. We do not issue derivatives for trading or speculative purposes.

In May 2017, we entered into a two-year cross-currency par forward contract to hedge a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instrument is recorded at fair value on the condensed consolidated balance sheets and is classified based on the instrument's maturity date. We record changes in the intrinsic value of the effective portion of the gain or loss on the derivative instrument as a component of Other Comprehensive Income and we reclassify that gain or loss into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The total notional amount of our outstanding derivative as of March 31, 2019 was approximately 60.0 million MXN. The term of our currency forward contract is May 1, 2017 to May 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.01MXN/USD over the term of the two-year contract.

In January 2018, we entered into an additional six-month cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of March 31, 2019 was approximately 183.9 million MXN. The term of the six-month contract is May 1, 2019 to November 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.43 MXN/USD over the term of the six-month contract.

In November 2018, we entered into a one-year cross-currency par forward contract again extending the hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of March 31, 2019 was approximately 398.0 million MXN. The term of the one-year hedge is November 1, 2019 to November 3, 2020. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018 (in thousands):

	Derivatives
	Condensed Consolidated Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$874	$187
	Other assets	713	545
Total derivatives designated as cash flow hedging instruments		$1,587	$732

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended March 31,
		2019	2018
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$155	$235

We recognized the following gains on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended March 31,			Three months ended March 31,

	2019	2018	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$1,010	$2,622	Cost of goods sold	$155	$235
Total derivatives designated as cash flow hedging instruments	$1,010	$2,622		$155	$235

As of March 31, 2019, we expect approximately $0.9 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

Note 9:    Fair Value Measurement

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

In 2017, we acquired HIS from Pfizer, and as a result of the acquisition we recognized an earn-out liability. Pfizer may be entitled up to $225 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 are achieved. The initial value assigned to the contingent consideration was a result of forecasted product demand and operations of our HIS business. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long-term risk free-rate. At each reporting date subsequent to the acquisition we re-measure the earn-out using the same methodology above and recognize any changes in value. If the probability of achieving the performance target significantly changes from what we initially anticipated, the change could have a significant impact on our financial statements in the period recognized. Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The following table provides a reconciliation of the Level 3 earn-out liability measured at estimated fair value as of December 31, 2018 to March 31, 2019 (in thousands):

Earn-out Liability
Accrued balance, January 1, 2019	$47,400
Change in fair value of earn-out (included in income from operations as a separate line item)	(7,700)
Accrued balance, March 31, 2019	$39,700

The fair value of the earn-out at March 31, 2019 changed from the fair value calculated at December 31, 2018 due to a change in the underlying cumulative adjusted EBITDA forecast, and changes in certain assumptions used in the Monte Carlo simulation, as detailed in the below table.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liability as of December 31, 2018 and March 31, 2019. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

Simulation Input	As of March 31, 2019	As of December 31, 2018
Adjusted EBITDA Volatility	30.00%	30.00%
WACC	8.25%	8.25%
20-year risk free rate	2.63%	2.87%
Market price of risk	5.47%	5.24%
Cost of debt	4.35%	5.25%

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

There were no transfers between levels during the three months ended March 31, 2019.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at March 31, 2019
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$17,214	$—	$17,214	$—
Long-term	2,021	—	2,021	—
Foreign exchange forwards:
Prepaid expenses and other current assets	874	—	874	—
Other assets	713	—	713	—
Total Assets	$20,822	$—	$20,822	$—

Liabilities:
Earn-out liability	$39,700	$—	$—	$39,700
Total Liabilities	$39,700	$—	$—	$39,700

	Fair value measurements at December 31, 2018
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$37,329	$—	$37,329	$—
Long-term	2,025	—	2,025	—
Foreign exchange forwards:
Prepaid expenses and other current assets	187	—	187	—
Other assets	545	—	545	—
Total Assets	$40,086	$—	$40,086	$—

Liabilities:
Earn-out liability	$47,400	$—	$—	$47,400
Total Liabilities	$47,400	$—	$—	$47,400

Note 10: Investment Securities

Our investment securities currently consist of short-term and long-term corporate bonds. Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in investment income in other income on our condensed consolidated statements of operations. There have been no realized gains or losses on their disposal. Realized gains

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and losses are accounted for on the specific identification method. The scheduled maturities of the debt securities are between 2019 and 2020. All short-term investment securities are all callable within one year.

Our short and long-term investment securities consisted of the following (in thousands):

	As of March 31, 2019
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$17,214	$—	$17,214
Long-term corporate bonds	2,021	—	2,021
Total investment securities	$19,235	$—	$19,235

	As of December 31, 2018
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$37,329	$—	$37,329
Long-term corporate bonds	2,025	—	2,025
Total investment securities	$39,354	$—	$39,354

Note 11:     Prepaid Expenses, Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Deposits	$1,232	$1,087
Other prepaid expenses and receivables	13,050	12,476
Receivables from Pfizer related to HIS business acquisition(1)	—	20,137
Deferred costs	3,655	1,951
Prepaid insurance and property taxes	3,070	2,666
VAT/GST receivable	5,207	5,072
Deferred tax charge	1,180	1,180
Other	2,516	1,548
	$29,910	$46,117
______________________________
(1)As of December 31, 2018, Pfizer had sold all of its shares of ICU common stock thereby ending the related-party relationship with ICU. We reclassified the December 31, 2018 related-party receivable due from Pfizer to prepaid expenses, other current assets for current year presentation purposes.

Note 12: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw material	$101,102	$104,104
Work in process	57,337	52,909
Finished goods	163,308	154,150
Total inventories	$321,747	$311,163

Note 13:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Machinery and equipment	$207,665	$203,431
Land, building and building improvements	216,042	212,283
Molds	59,695	59,700
Computer equipment and software	81,834	80,420
Furniture and fixtures	7,410	7,409
Instruments placed with customers(1)	64,111	60,757
Construction in progress	73,182	70,864
Total property and equipment, cost	709,939	694,864
Accumulated depreciation	(277,001)	(262,223)
Property and equipment, net	$432,938	$432,641
______________________________
(1)Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $15.1 million and $14.2 million for the three months ended March 31, 2019 and 2018, respectively.

Note 14: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2019	$11,195
Currency translation	46
Balance as of March 31, 2019	$11,241

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted Average	March 31, 2019
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$20,314	$12,475	$7,839
Customer contracts	9	5,319	5,319	—
Non-contractual customer relationships	9	57,949	15,080	42,869
Trademarks	4	425	425	—
Trade name	15	7,456	1,747	5,709
Developed technology	11	82,507	17,140	65,367
Total amortized intangible assets		$173,970	$52,186	$121,784

IPR&D		$9,269	—	$9,269

Total intangible assets		$183,239	$52,186	$131,053

	Weighted Average	December 31, 2018
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$19,399	$12,147	$7,252
Customer contracts	9	5,319	5,272	47
Non-contractual customer relationships	9	57,916	13,363	44,553
Trademarks	4	425	425	—
Trade name	15	7,456	1,618	5,838
Developed technology	11	82,857	15,361	67,496
Total amortized intangible assets		$173,372	$48,186	$125,186

IPR&D		$8,235		$8,235

Total intangible assets		$181,607	$48,186	$133,421

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $4.0 million and $4.1 million for the three months ended March 31, 2019, and 2018, respectively.

As of March 31, 2019 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2019	$17,048
2020	16,099
2021	15,897
2022	15,773
2023	15,624
Thereafter	41,343
Total	$121,784

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15:     Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Salaries and benefits	$29,259	$20,538
Incentive compensation	10,656	42,913
Operating lease liability-ST	7,966	—
Accrued product field action	4,259	5,316
Third-party inventory	30	1,089
Consigned inventory	1,118	1,118
Accrued sales taxes	2,567	2,941
Restructuring accrual	1,132	1,046
Deferred revenue	6,079	3,814
Accrued other taxes	414	3,213
Accrued professional fees	12,712	15,996
Legal accrual	1,261	1,400
Distribution fees	4,040	3,977
Warranties and returns	904	1,124
Accrued freight	10,795	10,953
Contract settlement	1,667	2,083
Accrued research and development	—	1,451
Other	10,006	9,848
	$104,865	$128,820

Other long-term liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Contract liabilities	$11,591	$14,020
Contract settlement	1,250	1,667
Operating lease liability-LT	30,641	—
Benefits	990	962
Accrued rent	1,763	1,779
Deferred revenue	346	468
Other	1,429	1,696
	$48,010	$20,592

Note 16:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 7% and (28)% for the three months ended March 31, 2019 and 2018, respectively.

The effective tax rate for the three months ended March 31, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income (GILTI) and tax credits. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The effective tax rate during the three months ended March 31, 2019 included a tax benefit of $5.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate. In addition, a revaluation of the contingent consideration resulted in a tax provision of $1.8 million for the three months ended March 31, 2019, which was treated as a discrete item.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate for the three months ended March 31, 2018 differs from the federal statutory rate of 21% principally because of the effect the mix of U.S. and foreign incomes, state income taxes, tax credits and impact of a contract settlement. The contract settlement resulted in a material tax benefit of $5.7 million, which is treated as a discrete item. The effective tax rate during the three months ended March 31, 2018 also included a material tax benefit of $3.4 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

Note 17:     Long-Term Obligations

Five-year Senior Secured Revolving Credit Facility ("Credit Facility")

On November 8, 2017, we entered into a Credit Facility with various lenders for $150.0 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. As of March 31, 2019, we had no borrowings and $150.0 million of availability under the Credit Facility. The Credit Facility matures on November 8, 2022.

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

We were in compliance with all financial covenants as of March 31, 2019.

Note 18: Stockholders' Equity

Treasury Stock

In July 2010, our Board of Directors approved a common stock purchase plan to purchase up to $40.0 million of our common stock. This plan has no expiration date. During the three months ended March 31, 2019, we did not purchase any shares of our common stock under the stock purchase plan. As of March 31, 2019, the remaining authorized amount under this purchase plan is approximately $7.2 million. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 17: Long-Term Obligations).

For the three months ended March 31, 2019, we withheld 77,642 shares of our common stock from employee vested restricted stock units in consideration for $18.2 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2019	$(17,682)	$638	$99	$(16,945)
Other comprehensive income before reclassifications	(1,592)	768	6	(818)
Amounts reclassified from AOCI	—	(118)	—	(118)
Other comprehensive (loss) income	(1,592)	650	6	(936)
Balance as of March 31, 2019	$(19,274)	$1,288	$105	$(17,881)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2018	$(14,578)	$(365)	$(16)	$(14,959)
Other comprehensive income before reclassifications	15,397	1,993	2	17,392
Amounts reclassified from AOCI	—	(179)	—	(179)
Other comprehensive (loss) income	15,397	1,814	2	17,213
Balance as of March 31, 2018	$819	$1,449	$(14)	$2,254

Note 19: Commitments and Contingencies

Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer, Inc. subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that U.S. manufacturer defendants conspired together to restrict output and artificially fix, raise, maintain and/or stabilize the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On July 5, 2018, the District Court granted defendants’ motion to dismiss the operative complaint for failing to state a valid antitrust claim, but allowed the plaintiffs to file a second amended complaint. On September 6, 2018, plaintiffs filed a second amended complaint adding new allegations in support of their conspiracy claims and adding ICU as a defendant. All defendants have filed a motion to dismiss this second amended complaint. Briefing is complete and we are awaiting the Court's ruling. On February 3, 2017, we completed the acquisition of the HIS business from Pfizer. This litigation is the subject of a claim for indemnification against us by Pfizer and a cross-claim for indemnification against Pfizer by us under the HIS stock and asset purchase agreement.

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

In March 2018, a dispute with a product partner resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement. The resolution of the dispute resulted in a $28.9 million net charge to the condensed consolidated statement of operations. In addition, during the fourth quarter of 2018, we incurred $12.7 million in additional contract settlement charges related to this arrangement as a result of the write-off of assets and additional expenses associated with the restructuring of products.

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

Contingencies

We have a contractual earn-out arrangement in connection with our acquisition of the HIS business, whereby Pfizer may be entitled up to an additional $225.0 million in cash upon achievement of performance targets for the company for the three years ending December 31, 2019 (see Note 9: Fair Value Measurement). The amount to be paid cannot be determined until the earn-out period has expired.

Commitments

We have non-cancellable operating lease agreements where we are contractually obligated to pay certain lease payment amounts, see Note 6, Leases.

Note 20:     Collaborative and Other Arrangements

On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs"), (i) whereby Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) whereby we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSA's are to be jointly managed by both Pfizer and ICU. The initial supply price, which will be annually updated, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products.

Note 21: Acquisitions

On March 15, 2019, we entered into an Asset Purchase Agreement with one of our distributors to acquire certain assets for approximately $8.0 million. We anticipate that the acquisition will close during the second quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes in this Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K.

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

We categorize our products into four main product lines: Infusion Consumables, IV Solutions, Infusion Systems, and Critical Care. We have presented our financial results in accordance with these product lines, with our primary products in each line listed below.

Infusion Consumables

Infusion therapy sets, used in hospitals and ambulatory clinics, consist of a tube running from a bottle or plastic bag containing a solution to a catheter inserted in a patient’s vein, that may or may not be used with an IV pump.  Our primary Infusion Consumable products are:

•
Clave™ needlefree products, including the MicroClave, MicroClave Clear, and NanoClave™ brand of connectors, accessories, extension and administration sets used for the administration of IV fluids and medications and the Neutron catheter patency device, used to help maintain patency of central venous catheters;

•	SwabCap disinfecting cap, used to protect and disinfect any needlefree connector, including competitive brands of connectors;

•	Tego hemodialysis connector used to cap and protect hemodialysis central venous catheter hubs; and

•	NovaCath™ and SuperCath™ peripheral IV catheters (PIV).

Closed System Transfer Devices (CSTD) and hazardous drug compounding systems are used to prepare and deliver hazardous IV medications such as those used in chemotherapy, which, if released, can have harmful effects on the healthcare worker and environment.  Our products are:

•
ChemoLock CSTD with a proprietary and pharmacy-preferred needlefree connection method, used for the preparation and administration of hazardous drugs. ChemoLock is used to limit the escape of hazardous drug or vapor concentrations, blocks the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury;

•
ChemoClave, an ISO Connection standard and universally compatible CSTD used for the preparation and administration of hazardous drugs. ChemoClave utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems. ChemoClave also limits the escape of hazardous drug or vapor concentrations, blocks the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury; and

•
Diana hazardous drug compounding system, an automated sterile compounding system that incorporates ChemoClave and ChemoLock CSTD consumables and IV workflow technology for the accurate, safe, and efficient preparation of hazardous drugs. It is a user-controlled automated system that provides repeatable accuracy of drug mixes and minimizes clinician exposure to hazardous drugs while helping to maintain the sterility of the drugs being mixed.

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

IV Solutions

We provide a broad portfolio of IV solutions to meet our customers’ clinical needs, providing a consistent supply of IV solutions, irrigation, and nutritionals to help provide safe and effective patient care. Our primary IV Solutions products are:

IV Therapy and Diluents:

•	Including Sodium Chloride, Dextrose, Balanced Electrolyte Solutions, Lactated Ringer's, Ringer's, Mannitol, Sodium Chloride/Dextrose and Sterile Water

Irrigation/Urologics:

•
Including Sodium Chloride Irrigation, Sterile Water Irrigation, Physiologic Solutions, Ringer's Irrigation, Ringer's Irrigation, Acetic Acid Irrigation, Glycine Irrigation, Sorbitol-Mannitol Irrigation, Flexible Containers and Pour Bottle Options

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

•	LifeCare PCA™: The LifeCare PCA infusion pump is an ICU Medical MedNet™ ready patient-controlled analgesia pump (PCA), providing complete IV-EHR interoperability since 2016.

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

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended March 31,
	2019		2018
	$	% of Revenue	$	% of Revenue
Domestic	$247.2	75%	$281.6	76%
International	83.7	25%	90.4	24%
Total Revenue	$330.9	100%	$372.0	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended March 31,
Product line	2019	2018
Infusion Consumables	36%	32%
IV Solutions	34%	39%
Infusion Systems	26%	25%
Critical Care	4%	4%
	100%	100%

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

A substantial amount of our products are sold to Group Purchasing Organization member hospitals. We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships to secure long-term contracts with large healthcare providers and major buying organizations.  Although we believe that we are not dependent on any single distributor for distribution of our products, the loss of a strategic relationship with a customer could have a material adverse effect on our operating results.

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

Seasonality/Quarterly Results

There are no significant seasonal aspects to our business. We may experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and their inventory levels, and less by seasonality.  Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three ended March 31, 2019 and 2018, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2019	2018
Total revenue	100%	100%
Gross margin	41%	40%
Selling, general and administrative expenses	22%	23%
Research and development expenses	4%	3%
Restructuring and strategic transaction	7%	6%
Change in fair value of contingent earn-out	(2)%	(1)%
Contract settlement	1%	8%
Total operating expenses	32%	39%
Income from operations	9%	1%
Interest expense	—%	—%
Other income, net	1%	—%
Income before income taxes	10%	1%
(Provision) Benefit for income taxes	(1)%	—%
Net income	9%	1%

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

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended March 31,
	2019	2018	$ Change	% Change
Infusion Consumables	$120.5	$119.9	$0.6	0.5%

Infusion Consumables revenue slightly increased for the three months ended March 31, 2019, as compared to the same period in the prior year. We only had a slight increase primarily due to temporary supply constraints in our oncology products. Infusion Consumables revenue was also impacted by exchange rate changes. On a constant currency basis, Infusion Consumables revenue would have been $123.7 million for the three months ended March 31, 2019, an increase of $3.8 million or 3.2%, as compared to the same period in the prior year.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended March 31,
	2019	2018	$ Change	% Change
IV Solutions	$113.2	$144.4	$(31.2)	(21.6)%

IV Solutions sales decreased for the three months ended March 31, 2019, as compared to the same period in the prior year. Supply constraints from our competitors beginning in the second quarter of 2017 and continuing through the first half of 2018 caused some temporary customer purchases and stock-up on supplies of IV Solutions in the three months ended March 31, 2018. These market shortages temporarily drove up the demand for our product during that period.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended March 31,
	2019	2018	$ Change	% Change
Infusion Systems	$84.3	$93.4	$(9.1)	(9.7)%

Infusion Systems revenue decreased for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to historical losses in our U.S. installed base of infusion pumps and due to the impact of exchange rate changes. On a constant currency basis Infusion Systems revenue would have been $87.9 million for the three months ended March 31, 2019, a decrease of $5.5 million or 5.9%, as compared to the same period in the prior year.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended March 31,
	2019	2018	$ Change	% Change
Critical Care	$12.9	$14.3	$(1.4)	(9.8)%

Critical Care revenue decreased for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to the timing of orders.

Gross Margins

For the three months ended March 31, 2019 and 2018, gross margins were 40.9%, and 40.1%, respectively. The increase in gross margin for the three months ended March 31, 2019, as compared to the same period in the prior year is primarily due Infusion Consumables increasing as a portion of our product mix and increased factory efficiencies.

Selling, General and Administrative (“SG&A”) Expenses

The following table summarizes our total SG&A Expenses (in millions):

	Three months ended March 31,
	2019	2018	$ Change	% Change
SG&A	$72.6	$85.0	$(12.4)	(14.6)%

SG&A expenses decreased for the three months ended March 31, 2019 as compared to the same period in the prior year. Consulting expense decreased $10.3 million, legal expense decreased $2.6 million, and compensation expense decreased $1.6 million. Partially offsetting these decreases was a $1.9 million increase in depreciation expense and a $1.8 million increase bad debt and warranty expense. Consulting expenses decreased as our transitional services agreement with Pfizer ended in the fourth quarter of 2018. Legal expenses were higher in the prior year due to expenses incurred related to the contract settlement, discussed below. Compensation expense decreased in the current period as incentive bonuses were higher in the prior year due to the integration of the HIS business. Depreciation expense increased due to an increase in the depreciable asset base. Bad debt expense increased primarily due to the quarterly assessment of our reserves related to our accounts receivable.

We reclassified $2.0 million of foreign exchange losses from SG&A for the three months ended March 31, 2018 to other income (expense), net to conform to our current year reporting of those gains and losses, see below, other income (expense), net.

Research and Development (“R&D”) Expenses

The following table summarizes our total R&D Expenses (in millions):

	Three months ended March 31,
	2019	2018	$ Change	% Change
R&D	$12.8	$12.6	$0.2	1.6%

R&D expenses slightly increased for the three months ended March 31, 2019, as compared to the same period in the prior year. The current year expense is primarily related to compensation and benefit expenses incurred on our current R&D projects.

Restructuring and Strategic Transaction and Integration Expenses

Restructuring and strategic transaction and integration expenses were $24.4 million and $21.6 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, the restructuring and strategic transaction and integration expenses were primarily related to our final Pfizer separation costs and clean-up, which included a $12.7 million non-cash write-off of related assets.

Restructuring charges

Restructuring charges were $0.8 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. These charges were related to the integration of our acquired Hospira Infusion Systems ("HIS") business. We expect to pay unpaid restructuring charges as of March 31, 2019, by the end of 2019.

Strategic transaction and integration expenses

Strategic transaction and integration expenses were $23.6 million and $19.8 million for the three months ended March 31, 2019 and 2018, respectively, primarily related to our integration of the HIS business.

Change in Fair Value of Earn-out

The fair value revaluation of our HIS contingent earn-out liability resulted in a decreases of value of $7.7 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively.

Contract Settlement

For the three months ended March 31, 2019, and 2018 we incurred an expense of $2.9 million and $28.9 million, respectively, related to the resolution of a dispute with a product partner, which resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2019 and 2018. The interest expense for both periods is related to the amortization of financing costs incurred as of year-end December 31, 2017, in connection with a five-year Revolving Credit Facility and a related per annum commitment fee charged on the unused portion of the revolver under such Credit Facility (see Note 17: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Other Income (Expense), net

Other income (expense), net was $3.2 million and ($1.0) million for the three months ended March 31, 2019 and 2018, respectively. In 2019, we reported foreign exchange gains and losses in other income (expense), net, accordingly for comparative purposes we reclassified prior year's foreign exchange gains and losses to other income (expense), net from SG&A. For the three months ended March 31, 2019, net foreign exchange gains were $1.3 million, as compared to a net foreign exchange loss of $2.0 million for the three months ended March 31, 2018.

Income Taxes

For the three months ended March 31, 2019 and 2018, income taxes were accrued at an estimated effective tax rate of 7% and (28)%, respectively.

The effective tax rate for the three months ended March 31, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income (GILTI) and tax credits. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The effective tax rate during the three months ended March 31, 2019 included a tax benefit of $5.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate. In addition, a revaluation of the contingent consideration resulted in a tax provision of $1.8 million for the three months ended March 31, 2019, which was treated as a discrete item.
The effective tax rate for the three months ended March 31, 2018 differs from the federal statutory rate of 21% principally because of the effect the mix of U.S. and foreign incomes, state income taxes, tax credits and impact of a contract settlement. The contract settlement resulted in a material tax benefit of $5.7 million, which is treated as a discrete item. The effective tax rate during the three months ended March 31, 2018 also included a material tax benefit of $3.4 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate.

Liquidity and Capital Resources

During the first three months of 2019, our cash, cash equivalents, short-term and long-term investments decreased by $68.9 million from $384.1 million at December 31, 2018 to $315.3 million at March 31, 2019.

Cash Flows from Operating Activities

Our net cash used in operations for the three months ended March 31, 2019 was $21.0 million. Net income plus adjustments for non-cash net expenses contributed $70.5 million. Net cash used in operations as a result of changes in operating assets and liabilities was $91.5 million. The changes in operating assets and liabilities included a $49.5 million increase in accounts receivable, a $34.8 million decrease in accrued liabilities, a $12.0 million increase in inventories, a $7.5 million increase in other assets and $1.1 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $10.3 million decrease in prepaid expenses and other current assets and a $3.1 million increase in accounts payable. The increase in accounts receivable is mainly due to the current year reclassification of receivables from Pfizer and the timing of revenue and collections. In the current year, receivables from Pfizer are included in accounts receivable and not in a separate related-party receivable line item as in the prior year. As of December 31, 2018, Pfizer had sold all of its shares of ICU common stock thereby ending its related-party relationship with ICU. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation. The increase in inventory was primarily due to an increase in our finished goods safety stock. The increase in other assets was primarily related to the purchase of spare parts. The net changes in income taxes was a result of the timing of payments. The decrease in prepaid expenses and other current assets was primarily due to the collection of receivable amounts owed from Pfizer. The increase in accounts payable was due to the timing of payments.

Our net cash used in operations for the three months ended March 31, 2018 was $20.7 million. Net income plus adjustments for non-cash net expenses offset cash used by changes in operating assets and liabilities by $35.8 million. The cash used by changes in operating assets and liabilities was $56.5 million. The changes in operating assets and liabilities included a $29.5 million decrease in accrued liabilities, a $32.8 million increase in related party receivables, a $11.9 million increase in accounts receivable, a $2.3 million increase in other assets and $3.3 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $10.9 million decrease in inventories, $3.6 million decrease in prepaid expenses and other assets, and a $8.7 million increase in accounts payable. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation. The increase in related-party receivables was primarily due to the timing of amounts to be received from Pfizer. The increase in accounts receivable is due to the increase in revenue. The decrease in inventory was primarily due to our continued inventory reduction effort. The increase in other assets was primarily related to the purchase of spare parts. The net changes in income taxes was a result of the timing of payments. The decrease in prepaid expenses and other assets was primarily due to the settlement of a deposit on inventory. The increase in accounts payable was due to the timing of payments.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2019	2018	Change
Investing Cash Flows:
Purchases of property and equipment	$(28,671)	$(26,544)	$(2,127)	(1)
Proceeds from sale of assets held-for-sale	—	13,000	$(13,000)	(2)
Proceeds from sale of assets	16	—	16
Intangible asset additions	(1,949)	(1,899)	(50)
Purchases of investment securities	(4,409)	(4,478)	69	(3)
Proceeds from sale of investment securities	24,500	4,900	19,600	(4)
Net cash used in investing activities	$(10,513)	$(15,021)	$4,508
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
(4) Proceeds from the sale or maturity of our investment securities will vary from period to period based on the maturity dates of the investments we currently hold.

While we can provide no assurances, we estimate that our capital expenditures in 2019 will be approximately $95.0 million to $105.0 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, the U.S. and Mexico to support new and existing products, in infusion products that are placed with customers outside the U.S., and in IT to benefit world-wide operations.

    We expect to use our cash to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2019	2018	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$925	$3,155	$(2,230)	(1)
Tax withholding payments related to net share settlement of equity awards	(18,157)	(5,338)	(12,819)	(2)
Net cash used in financing activities	$(17,232)	$(2,183)	$(15,049)
______________________________
(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the three months ended March 31, 2019, our employees surrendered 77,642 shares of our common stock from vested restricted stock awards as consideration for approximately $18.2 million in minimum statutory withholding obligations paid on their behalf. During the three months ended March 31, 2018, our employees surrendered 23,101 shares of our common stock from vested restricted stock awards as consideration for approximately $5.3 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of March 31, 2019, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of $7.2 million available for future purchases. This plan has no expiration date.

We have a substantial cash and investment security position generated from operations and stock sales, principally from the exercise of employee stock options.  We maintain this position to fund our growth, meet increasing working capital requirements, fund capital expenditures and to take advantage of acquisition opportunities that may arise.  Our primary investment goal is capital preservation.

Access to Capital

We believe that our existing cash and cash equivalents along with funds expected to be generated from future operations will provide us with sufficient funds to finance our current operations for the next twelve months.  In the event that we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions

Credit Facility

We have a five-year Senior Secured Revolving Credit Facility ("Credit Facility") with various lenders for $150.0 million, with Wells Fargo Bank, N.A. as the administrative agent (see Note 17: Long-Term Obligations). The Credit Facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility by the greater of (i) $100.0 million and (ii) 2.00x Total Leverage. Under the terms of the Credit Facility, we will be subject to certain financial covenants pertaining to leverage and fixed charge coverage ratios. Borrowings under the Credit Facility will bear interest at LIBOR plus an applicable margin tied to the leverage ratio in effect. The unused portion of the Credit Facility will be subject to a per annum commitment fee which is also calculated using the leverage ratio in effect. The Credit Facility matures in 2022.

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

We were in compliance with all financial covenants as of March 31, 2019.

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

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in our Annual Report on FOrm 10-K for the fiscal year ended December 31, 2018 ("Annual Report"). On January 1, 2019, we adopted Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). The impact of the adoption of ASU No. 2016-02 on our operating lease obligations is disclosed in Note 6 to Part I, Item 1. Financial Statements.

Critical Accounting Policies

In our Annual Report, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements, there have been no material changes to our critical accounting policies from those previously disclosed in our Annual Report.

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

•
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products, acquisition and integration of businesses and product lines; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the United States; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•
new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; growth of our Clave products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; plans to convert existing space; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2018, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other reports filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

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

Interest rate risk

If we were to incur borrowings under our Credit Facility, we would face market risk stemming from changes in interest rates.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, accounts receivable and accounts payable and accrued liabilities.

In our European operations, our net Euro asset position at March 31, 2019 was approximately €58.3 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the March 31, 2019 spot rate would impact our consolidated amounts on these balance sheet items by approximately $6.5 million, or 2.2% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. In our Canadian operations, our net Canadian dollar asset position at March 31, 2019 was approximately $43.0 million. A 10% change in the conversion of the Canadian dollar to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the March 31, 2019 spot rate would impact our consolidated amounts on these balance sheet items by approximately $3.2 million, or 1.1% of these net assets. We currently do not hedge our Canadian dollar or Euro foreign currency exposures.

We have manufacturing facilities and conduct business transactions denominated in the Mexican Peso. We hedge a portion of our manufacturing spend, which reduces our exposure to the foreign currency exchange risk related to the Mexican Peso (see Note 8, Derivatives and Hedging to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q).

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 19. Commitments and Contingencies to the Condensed Consolidated Financial Statements, and is incorporated herein by reference.

Item 1A.	Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the first quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
01/01/2019 — 01/31/2019	—	$—	—	$7,169,000
02/01/2019 — 02/28/2019	—	$—	—	$7,169,000
03/01/2019 — 03/31/2019	—	$—	—	$7,169,000
First quarter of 2019 total	—	$—	—	$7,169,000
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

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	May 10, 2019
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1	Letter agreement between the Registrant and Alison Burcar, effective April 1, 2019.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document