Form 10-Q
period 2019-06-30
ICU MEDICAL INC/DE
filed 2019-08-09
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2019
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission File No.: 001-34634
 ICU MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0022692
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

951 Calle Amanecer	,	San Clemente	,	California	92673
(Address of principal executive offices)					(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2019
Common	20,665,818

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2019	December 31, 2018
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291,867	$344,781
Short-term investment securities	21,863	37,329
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	313,730	382,110
Accounts receivable, net of allowance for doubtful accounts of $11,646 at June 30, 2019 and $5,768 at December 31, 2018	230,294	176,298
Inventories	329,955	311,163
Prepaid income tax	20,915	11,348
Prepaid expenses and other current assets	34,722	46,117
TOTAL CURRENT ASSETS	929,616	927,036

PROPERTY AND EQUIPMENT, net	436,920	432,641
OPERATING LEASE RIGHT-OF-USE ASSETS	36,787	—
LONG-TERM INVESTMENT SECURITIES	2,017	2,025
GOODWILL	11,181	11,195
INTANGIBLE ASSETS, net	134,054	133,421
DEFERRED INCOME TAXES	28,145	38,654
OTHER ASSETS	44,197	40,419
TOTAL ASSETS	$1,622,917	$1,585,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$131,190	$120,469
Accrued liabilities	128,772	128,820
TOTAL CURRENT LIABILITIES	259,962	249,289

CONTINGENT EARN-OUT LIABILITY	200	47,400
OTHER LONG-TERM LIABILITIES	40,439	20,592
DEFERRED INCOME TAXES	718	721
INCOME TAX LIABILITY	3,734	3,734
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued 20,668 shares at June 30, 2019 and 20,492 shares at December 31, 2018 and outstanding 20,661 shares at June 30, 2019 and 20,491 shares at December 31, 2018	2,067	2,049
Additional paid-in capital	657,543	657,899
Treasury stock, at cost	(1,650)	(95)
Retained earnings	674,578	620,747
Accumulated other comprehensive loss	(14,674)	(16,945)
TOTAL STOCKHOLDERS' EQUITY	1,317,864	1,263,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,622,917	$1,585,391
______________________________________________________
(1) December 31, 2018 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
TOTAL REVENUES	$312,282	$360,460	$643,214	$732,493
COST OF GOODS SOLD	208,413	208,660	404,042	431,692
GROSS PROFIT	103,869	151,800	239,172	300,801
OPERATING EXPENSES:
Selling, general and administrative	67,824	81,816	140,457	166,831
Research and development	11,199	13,575	24,022	26,161
Restructuring, strategic transaction and integration	37,041	18,690	61,433	40,259
Change in fair value of contingent earn-out	(39,500)	6,000	(47,200)	2,000
Contract settlement	1,039	—	3,822	28,917
TOTAL OPERATING EXPENSES	77,603	120,081	182,534	264,168
INCOME FROM OPERATIONS	26,266	31,719	56,638	36,633
INTEREST EXPENSE	(139)	(130)	(272)	(265)
OTHER INCOME (EXPENSE), net	1,479	(1,992)	4,670	(2,948)
INCOME BEFORE INCOME TAXES	27,606	29,597	61,036	33,420
(PROVISION) BENEFIT FOR INCOME TAXES	(4,773)	1,457	(7,205)	2,509
NET INCOME	$22,833	$31,054	$53,831	$35,929
NET INCOME PER SHARE
Basic	$1.11	$1.53	$2.62	$1.77
Diluted	$1.06	$1.44	$2.50	$1.67
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,622	20,352	20,577	20,304
Diluted	21,520	21,569	21,546	21,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
NET INCOME	$22,833	$31,054	$53,831	$35,929
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of taxes of $116 and ($569) for the three months ended June 30, 2019 and 2018, respectively, and $322 and $4 for the six months ended June 30, 2019 and 2018, respectively	369	(1,801)	1,019	14
Foreign currency translation adjustment, net of taxes of $0 for all periods	2,838	(17,687)	1,246	(2,290)
Other adjustments, net of taxes of $0 for all periods	—	4	6	5
Other comprehensive income (loss), net of taxes	3,207	(19,484)	2,271	(2,271)
TOTAL COMPREHENSIVE INCOME	$26,040	$11,570	$56,102	$33,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2019	20,492	$2,049	$657,899	$(95)	$620,747	$(16,945)	$1,263,655
Issuance of restricted stock and exercise of stock options	254	18	(4,289)	5,196	—	—	925
Tax withholding payments related to net share settlement of equity awards	(78)	—	—	(18,157)	—	—	(18,157)
Stock compensation	—	—	6,209	—	—	—	6,209
Other comprehensive loss, net of tax	—	—	—	—	—	(936)	(936)
Net income	—	—	—	—	30,998	—	30,998
Balance, March 31, 2019	20,668	$2,067	$659,819	$(13,056)	$651,745	$(17,881)	$1,282,694
Issuance of restricted stock and exercise of stock options	—	—	(8,505)	11,514	—	—	3,009
Tax withholding payments related to net share settlement of equity awards	—	—	—	(108)	—	—	(108)
Stock compensation	—	—	6,229	—	—	—	6,229
Other comprehensive income, net of tax	—	—	—	—	—	3,207	3,207
Net income	—	—	—	—	22,833	—	22,833
Balance, June 30, 2019	20,668	$2,067	$657,543	$(1,650)	$674,578	$(14,674)	$1,317,864

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) - CONTINUED
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive (Loss) Income	Total
Balance, January 1, 2018	20,210	$2,021	$625,568	$—	$585,624	$(14,959)	$1,198,254
Cumulative effect of accounting change	—	—	—	—	6,330	—	6,330
Issuance of restricted stock and exercise of stock options	130	11	982	2,162	—	—	3,155
Tax withholding payments related to net share settlement of equity awards	(23)	—	—	(5,338)	—	—	(5,338)
Stock compensation	—	—	5,462	—	—	—	5,462
Other comprehensive income, net of tax	—	—	—	—	—	17,213	17,213
Net income	—	—	—	—	4,875	—	4,875
Balance, March 31, 2018	20,317	$2,032	$632,012	$(3,176)	$596,829	$2,254	$1,229,951
Issuance of restricted stock and exercise of stock options	143	14	6,080	3,288	—	—	9,382
Tax withholding payments related to net share settlement of equity awards	—	—	—	(132)	—	—	(132)
Stock compensation	—	—	6,297	—	—	—	6,297
Other comprehensive loss, net of tax	—	—	—	—	—	(19,484)	(19,484)
Net income	—	—	—	—	31,054	—	31,054
Balance, June 30, 2018	20,460	$2,046	$644,389	$(20)	$627,883	$(17,230)	$1,257,068

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,831	$35,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,838	35,908
Amortization of right-of-use assets	4,150	—
Provision for doubtful accounts	5,838	399
Provision for warranty and returns	1,249	513
Stock compensation	12,438	11,759
Loss on disposal of property and equipment and other assets	12,845	360
Bond premium amortization	68	204
Debt issuance costs amortization	144	144
Change in fair value of contingent earn-out	(47,200)	2,000
Impairment of assets held for sale	—	269
Write-off of acquired intangible	—	5,000
Usage of spare parts	14,649	4,785
Other	(346)	2,167
Changes in operating assets and liabilities:
Accounts receivable	(46,861)	(43,260)
Inventories	(16,060)	12,124
Prepaid expenses and other assets	6,111	4,414
Related-party receivables	—	24,143
Other assets	(18,079)	(5,705)
Accounts payable	2,032	17,459
Accrued liabilities	(21,124)	(36,387)
Income taxes, including excess tax benefits and deferred income taxes	735	(13,268)
Net cash provided by operating activities	2,258	58,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,726)	(47,365)
Proceeds from sale of assets held-for-sale, net	—	13,000
Proceeds from sale of asset	19	—
Business acquisitions, net of cash acquired	(4,600)	(1,300)
Intangible asset additions	(4,088)	(4,047)
Purchases of investment securities	(17,994)	(8,480)
Proceeds from sale of investment securities	33,400	8,900
Net cash used in investing activities	(41,989)	(39,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,934	12,536
Tax withholding payments related to net share settlement of equity awards	(18,265)	(5,469)
Net cash (used in) provided by financing activities	(14,331)	7,067
Effect of exchange rate changes on cash	1,148	(7,707)
NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(52,914)	19,025
CASH AND CASH EQUIVALENTS, beginning of period	344,781	290,072
CASH AND CASH EQUIVALENTS, end of period	$291,867	$309,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Six months ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$11,736	$2,508

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

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

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders' equity or cash flows as previously reported. The reclassifications included reporting foreign exchange gains and losses in other income (expense), net, and removing them from selling, general and administrative expenses. We reclassified related-party receivables to prepaid expenses and other current assets for the current year's presentation, as Pfizer, Inc. ("Pfizer") had sold all of its shares of ICU common stock as of December 31, 2018, thereby ending the related-party relationship with ICU. We reclassified operating cash flows due to the purchase and usage of spare parts. The operating cash flows due to the usage of spare parts are included as an adjustment to reconcile net income to net cash provided by (used in ) operating activities-usage of spare parts and the purchase of spare parts are presented as cash outflows in operating assets and liabilities-other assets.

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). The amendments in this update require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance required a modified retrospective adoption. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this update provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this update also provided lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease contract. This expedient is limited to circumstances in which the nonlease components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the lessor uses this practical expedient they would account for the lease contract in accordance with Topic 606 if the nonlease component is the predominant component otherwise, the lessor should account for the combined component as an operating lease in accordance with Topic 842. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU clarifies certain language in ASU 2016-02 and corrects certain references and inconsistencies. We adopted these standards effective January 1, 2019. See Note 5, Leases for a discussion of the impact and required disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update remove the second step of the impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The amendments in ASU 2017-04 are effective for the annual or interim impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this ASU effective April 1, 2019, which had no impact on our consolidated financial statements or related footnote disclosures. We adopted this ASU early ahead of our annual impairment test to reduce the complexity of the quantitative test if necessary.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends the FASB's guidance on the impairment of financial instruments by requiring timelier recording of credit losses on loans and other financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses and in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses to Topic 326, Financial Instruments - Targeted Transition Relief. ASU 2019-04 clarifies and corrects certain areas of the Codification and ASU 2019-05 provides entities with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The amendments in these updates will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Restructuring, Strategic Transaction and Integration

Restructuring and strategic transaction and integration expenses were $37.0 million and $61.4 million for the three and six months ended June 30, 2019, respectively, as compared to $18.7 million and $40.3 million for the three and six months ended June 30, 2018, respectively.

Restructuring

During the three and six months ended June 30, 2019, restructuring charges were $6.9 million and $7.7 million, respectively, primarily related to severance and facility closure costs. These charges are primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility. Restructuring charges are included in the restructuring, strategic transaction and integration line item in our condensed consolidated statement of operations.

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

The following table summarizes the details of changes in our restructuring-related accrual for the period ended June 30, 2019 (in thousands):

	Accrued Balance January 1, 2019	Charges Incurred	Payments	Other Adjustments	Accrued Balance June 30, 2019
Severance pay and benefits	$677	$4,880	$(1,574)	$—	$3,983
Employment agreement buyout	739	—	(188)	—	551
Facility closure expenses	—	2,786	(83)	—	2,703
	$1,416	$7,666	$(1,845)	$—	$7,237

Strategic transaction and integration expenses

We incurred and expensed $30.1 million and $53.7 million in strategic transaction and integration expenses during the three and six months ended June 30, 2019, respectively, as compared to $18.0 million and $37.8 million during the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019, the strategic transaction and integration expenses included a one-time strategic supply chain restructuring charge of $22.1 million, which reduces our contracted commitments to our third party manufacturer and expenses related to the integration of the Hospira Infusion Systems ("HIS") business acquired in 2017 from Pfizer. The strategic transaction and integration expenses during the three and six months ended June 30, 2018 were primarily related to the integration of HIS.

Note 4: Revenue

Our primary product lines are Infusion Consumables, IV Solutions, Infusion Systems and Critical Care. The vast majority of our sales of these products are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment.

Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We offer certain volume-based rebates to our distribution customers, which we record as variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time and our historical experience with each customer to estimate the most likely rebate amount. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer. We use information available at the time and our historical experience to estimate and record provisions for chargebacks.

We also warrant products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available at that time and our historical experience. We also provide for extended service-type warranties, which we consider to be separate performance obligations. We allocate a portion of the

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transaction price to the extended service-type warranty based on its estimated relative selling price, and recognize revenue over the period the warranty service is provided.

Revenue disaggregated

The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Geography	2019	2018	2019	2018
Europe, the Middle East and Africa	$32,978	$33,867	$65,356	$73,391
Other Foreign	51,594	51,777	102,955	102,709
Total Foreign	84,572	85,644	168,311	176,100
United States	227,710	274,816	474,903	556,393
Total Revenues	$312,282	$360,460	$643,214	$732,493

The following table represents our revenues disaggregated by product (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Product line	2019	2018	2019	2018
Infusion Consumables	$117,669	$123,782	$238,249	$243,693
IV Solutions	102,635	135,325	215,817	279,765
Infusion Systems	81,309	88,376	165,591	181,815
Critical Care	10,669	12,977	23,557	27,220
Total Revenues	$312,282	$360,460	$643,214	$732,493

Contract balances

The following table presents our changes in the contract balances for the six months ended June 30, 2019 and 2018 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2019	$(4,282)
Equipment revenue recognized	2,669
Equipment revenue deferred due to implementation	(3,860)
Software revenue recognized	1,947
Software revenue deferred due to implementation	(2,366)
Ending balance, June 30, 2019	$(5,892)

Beginning balance, January 1, 2018	$(7,066)
Equipment revenue recognized	1,971
Equipment revenue deferred due to implementation	(2,733)
Software revenue recognized	4,685
Software revenue deferred due to implementation	(4,845)
Ending balance, June 30, 2018	$(7,988)

As of June 30, 2019, revenue from remaining performance obligations related to implementation of software and equipment is $4.5 million. We expect to recognize substantially all of this revenue within the next three months. Revenue from

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining performance obligations related to annual software licenses is $1.4 million. We expect to recognize substantially all of this revenue over the next twelve months.

Note 5: Leases

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

The impact of adopting this standard was the recognition of ROU assets and lease liabilities for our operating leases of $40.4 million as of January 1, 2019. The adoption of ASC 842 did not have a material impact on our consolidated earnings and had no impact on our cash flows.

Leases

We determine if an arrangement is a lease at inception. Most operating leases with a term greater than one year are included in operating lease right-of-use assets, accrued liabilities, and other long-term liabilities on our condensed consolidated balance sheets.

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

The following table presents the components of our lease cost (in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Operating lease cost	$2,101	$4,531

Short-term lease cost	84	180

Total lease cost	$2,185	$4,711

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the supplemental cash flow information related to our leases (in thousands):

For the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,838

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,040

The following table presents the supplemental balance sheet information related to our leases (in thousands, except lease term and discount rate):

As of June 30, 2019
Operating leases
Operating lease right-of-use assets	$36,787

Accrued liabilities	$7,359
Other long-term liabilities	30,116
Total operating lease liabilities	$37,475

Weighted Average Remaining Lease Term
Operating leases	7 years

Weighted Average Discount Rate
Operating leases	5.57%

As of June 30, 2019, the maturities of our lease liabilities for each of the next five years is approximately (in thousands):

Operating Leases
Remainder of 2019	$4,336
2020	8,096
2021	6,696
2022	6,120
2023	5,827
Thereafter	13,570
Total Lease Payments	44,645
Less imputed interest	(7,170)
Total	$37,475

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

Note 6:     Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were 6,462 and no anti-dilutive securities for the three months ended June 30, 2019 and 2018, respectively. There were 5,908 and 1,548 anti-dilutive securities for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$22,833	$31,054	$53,831	$35,929
Weighted-average number of common shares outstanding (for basic calculation)	20,622	20,352	20,577	20,304
Dilutive securities	898	1,217	969	1,232
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,520	21,569	21,546	21,536
EPS — basic	$1.11	$1.53	$2.62	$1.77
EPS — diluted	$1.06	$1.44	$2.50	$1.67

Note 7:    Derivatives and Hedging Activities

Hedge Accounting and Hedging Program

The purpose of our hedging program is to manage the foreign currency exchange rate risk on forecasted expenses denominated in currencies other than the functional currency of the operating unit. We do not issue derivatives for trading or speculative purposes.

In May 2017, we entered into a two-year cross-currency par forward contract to hedge a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instrument is recorded at fair value on the condensed consolidated balance sheets and is classified based on the instrument's maturity date. We record changes in the intrinsic value of the effective portion of the gain or loss on the derivative instrument as a component of Other Comprehensive Income and we reclassify that gain or loss into earnings in the same line item

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. This contract matured May 1, 2019. This derivative instrument had a fixed forward rate of 20.01MXN/USD over the term of the contract.

In January 2018, we entered into an additional six-month cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of June 30, 2019 was approximately 153.2 million MXN. The term of the six-month contract is May 1, 2019 to November 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.43 MXN/USD over the term of the six-month contract.

In November 2018, we entered into a one-year cross-currency par forward contract again extending the hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of June 30, 2019 was approximately 398.0 million MXN. The term of the one-year hedge is November 1, 2019 to November 3, 2020. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018 (in thousands):

	Derivatives
	Condensed Consolidated Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$1,511	$187
	Other assets	560	545
Total derivatives designated as cash flow hedging instruments		$2,071	$732

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$190	$261	$345	$496

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized the following gains on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended June 30,			Three months ended June 30,

	2019	2018	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$675	$(2,019)	Cost of goods sold	$190	$261
Total derivatives designated as cash flow hedging instruments	$675	$(2,019)		$190	$261

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Six months ended June 30,			Six months ended June 30,

	2019	2018	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$1,685	$514	Cost of goods sold	$345	$496
Total derivatives designated as cash flow hedging instruments	$1,685	$514		$345	$496

As of June 30, 2019, we expect approximately $1.5 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

In 2017, we acquired HIS from Pfizer, and as a result of the acquisition we recognized an earn-out liability. Pfizer may be entitled up to $225.0 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 are achieved. The initial value assigned to the contingent consideration was a result of forecasted product demand and operations of our business. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long-term risk free-rate. At each reporting date subsequent to the acquisition we re-measure the earn-out using the same methodology above and recognize any changes in value. If the probability of achieving the performance target significantly changes from what we initially anticipated, the change could have a significant impact on our financial statements in the period recognized. Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The following table provides a reconciliation of the Level 3 earn-out liability measured at estimated fair value as of December 31, 2018 to June 30, 2019 (in thousands):

Earn-out Liability
Accrued balance, January 1, 2019	$47,400
Change in fair value of earn-out (included in income from operations as a separate line item)	(47,200)
Accrued balance, June 30, 2019	$200

The fair value of the earn-out at June 30, 2019 changed from the fair value calculated at December 31, 2018 due to a change in the underlying cumulative adjusted EBITDA forecast, and changes in certain assumptions used in the Monte Carlo simulation, as detailed in the below table.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liability as of December 31, 2018 and June 30, 2019. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

Simulation Input	As of June 30, 2019	As of December 31, 2018
Adjusted EBITDA Volatility	30.00%	30.00%
WACC	8.25%	8.25%
20-year risk free rate	2.31%	2.87%
Market price of risk	5.77%	5.24%
Cost of debt	4.13%	5.25%

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

There were no transfers between levels during the six months ended June 30, 2019.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at June 30, 2019
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$21,863	$—	$21,863	$—
Long-term	2,017	—	2,017	—
Foreign exchange forwards:
Prepaid expenses and other current assets	1,511	—	1,511	—
Other assets	560	—	560	—
Total Assets	$25,951	$—	$25,951	$—

Liabilities:
Earn-out liability	$200	$—	$—	$200
Total Liabilities	$200	$—	$—	$200

	Fair value measurements at December 31, 2018
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$37,329	$—	$37,329	$—
Long-term	2,025	—	2,025	—
Foreign exchange forwards:
Prepaid expenses and other current assets	187	—	187	—
Other assets	545	—	545	—
Total Assets	$40,086	$—	$40,086	$—

Liabilities:
Earn-out liability	$47,400	$—	$—	$47,400
Total Liabilities	$47,400	$—	$—	$47,400

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

Our short and long-term investment securities consisted of the following (in thousands):

	As of June 30, 2019
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$21,863	$—	$21,863
Long-term corporate bonds	2,017	—	2,017
Total investment securities	$23,880	$—	$23,880

	As of December 31, 2018
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$37,329	$—	$37,329
Long-term corporate bonds	2,025	—	2,025
Total investment securities	$39,354	$—	$39,354

Note 10:     Prepaid Expenses, Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Deposits	$1,153	$1,087
Other prepaid expenses and receivables	18,834	12,476
Receivables from Pfizer related to HIS business acquisition(1)	—	20,137
Deferred costs	3,161	1,951
Prepaid insurance and property taxes	2,235	2,666
VAT/GST receivable	4,526	5,072
Deferred tax charge	1,180	1,180
Other	3,633	1,548
	$34,722	$46,117

______________________________
(1)As of December 31, 2018, Pfizer had sold all of its shares of ICU common stock thereby ending the related-party relationship with ICU. We reclassified the December 31, 2018 related-party receivable due from Pfizer to prepaid expenses, other current assets for current year presentation purposes.

Note 11: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw material	$101,402	$104,104
Work in process	48,883	52,909
Finished goods	179,670	154,150
Total inventories	$329,955	$311,163

Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Machinery and equipment	$211,877	$203,431
Land, building and building improvements	218,928	212,283
Molds	59,750	59,700
Computer equipment and software	81,916	80,420
Furniture and fixtures	7,420	7,409
Instruments placed with customers(1)	67,398	60,757
Construction in progress	81,054	70,864
Total property and equipment, cost	728,343	694,864
Accumulated depreciation	(291,423)	(262,223)
Property and equipment, net	$436,920	$432,641

______________________________
(1)Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers.

Depreciation expense was $14.7 million and $29.8 million for the three and six months ended June 30, 2019, respectively, as compared to $13.6 million and $27.8 million for the three and six months ended June 30, 2018, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2019	$11,195
Currency translation	(14)
Balance as of June 30, 2019	$11,181

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted Average	June 30, 2019
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$20,928	$12,812	$8,116
Customer contracts (1)	12	10,002	5,319	4,683
Non-contractual customer relationships	9	58,039	16,824	41,215
Trademarks	4	425	425	—
Trade name	15	7,456	1,876	5,580
Developed technology	11	82,706	18,990	63,716
Total amortized intangible assets		$179,556	$56,246	$123,310

IPR&D		$10,744		$10,744

Total intangible assets		$190,300	$56,246	$134,054
______________________________
(1) During the second quarter of 2019, we acquired certain assets from one of our distributors. We recorded $4.6 million in customer contracts related to that agreement.

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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three and six months ended June 30, 2019, intangible asset amortization expense was $4.0 million and $8.0 million, respectively, as compared to $4.0 million and $8.1 million for the three and six months ended June 30, 2018, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2019	$30,272
2020	16,589
2021	16,286
2022	16,142
2023	15,993
Thereafter	28,028
Total	$123,310

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Salaries and benefits	$23,543	$20,538
Incentive compensation	10,861	42,913
Accrued supply chain restructuring costs	23,800	—
Operating lease liability-ST	7,359	—
Accrued product field action	4,209	5,316
Third-party inventory	—	1,089
Consigned inventory	—	1,118
Accrued sales taxes	1,892	2,941
Restructuring accrual	7,057	1,046
Deferred revenue	5,598	3,814
Accrued other taxes	2,403	3,213
Accrued professional fees	9,664	15,996
Legal accrual	600	1,400
Distribution fees	3,624	3,977
Warranties and returns	914	1,124
Accrued freight	15,090	10,953
Contract liabilities-ST	4,176	—
Contract settlement	1,667	2,083
Accrued research and development	—	1,451
Other	6,315	9,848
	$128,772	$128,820

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Contract liabilities-LT	$5,028	$14,020
Contract settlement	833	1,667
Operating lease liability-LT	30,116	—
Benefits	985	962
Accrued rent	1,764	1,779
Deferred revenue	294	468
Other	1,419	1,696
	$40,439	$20,592

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 17% and 12% for the three and six months ended June 30, 2019, respectively, as compared to (5)% and (8)% for the three and six months ended June 30, 2018, respectively.

The effective tax rate for the three and six months ended June 30, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income (GILTI) and tax credits. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The effective tax rate during the three and six months ended June 30, 2019 included a tax benefit of $1.8 million and $7.4 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate. In addition, a revaluation of the contingent consideration resulted in a tax provision of $9.5 million and $11.3 million for the three and six months ended June 30, 2019, respectively, which is treated as a discrete item.
The effective tax rate for the three and six months ended June 30, 2018 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes and tax credits. The effective tax rate during the three and six months ended June 30, 2018 included a material tax benefit of $7.8 million and $11.2 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate. The effective tax rate for the six months ended June 30, 2018 was also impacted by a contract settlement. The contract settlement resulted in a material tax benefit of $5.7 million, which is treated as a discrete item.
Note 16:     Long-Term Obligations

Five-year Senior Secured Revolving Credit Facility ("Credit Facility")

On November 8, 2017, we entered into a Credit Facility with various lenders for $150.0 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. As of June 30, 2019, we had no borrowings and $150.0 million of availability under the Credit Facility. The Credit Facility matures on November 8, 2022.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

made after the closing date, to (b) Consolidated Fixed Charges for the most recently completed four fiscal quarters, calculated on a pro forma basis. The minimum Consolidated Fixed Charge Coverage Ratio is 2.00 to 1.00.

We were in compliance with all financial covenants as of June 30, 2019.

Note 17: Stockholders' Equity

Treasury Stock

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock. During the six months ended June 30, 2019, we did not purchase any shares of our common stock under the stock purchase plan. As of June 30, 2019, the remaining authorized amount under this purchase plan is approximately $7.2 million. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

In August 2019, our Board of Directors approved a new share purchase plan to purchase up to $100.0 million of our common stock. This plan replaces our existing plan and has no expiration date.

For the six months ended June 30, 2019, we withheld 78,108 shares of our common stock from employee vested restricted stock units in consideration for $18.3 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2019	$(17,682)	$638	$99	$(16,945)
Other comprehensive income before reclassifications	(1,592)	768	6	(818)
Amounts reclassified from AOCI	—	(118)	—	(118)
Other comprehensive (loss) income	(1,592)	650	6	(936)
Balance as of March 31, 2019	$(19,274)	$1,288	$105	$(17,881)
Other comprehensive income before reclassifications	2,838	513	—	3,351
Amounts reclassified from AOCI	—	(144)	—	(144)
Other comprehensive (loss) income	2,838	369	—	3,207
Balance as of June 30, 2019	$(16,436)	$1,657	$105	$(14,674)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2018	$(14,578)	$(365)	$(16)	$(14,959)
Other comprehensive income before reclassifications	15,397	1,993	2	17,392
Amounts reclassified from AOCI	—	(179)	—	(179)
Other comprehensive (loss) income	15,397	1,814	2	17,213
Balance as of March 31, 2018	$819	$1,449	$(14)	$2,254
Other comprehensive income before reclassifications	(17,687)	(1,602)	3	(19,286)
Amounts reclassified from AOCI	—	(198)	—	(198)
Other comprehensive (loss) income	(17,687)	(1,800)	3	(19,484)
Balance as of June 30, 2018	$(16,868)	$(351)	$(11)	$(17,230)

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

In addition, in August 2015, the New York Attorney General issued a subpoena to Hospira, Inc. requesting that the company provide information regarding certain business practices in the intravenous solutions part of the HIS business. Separately, in April 2017, we received a grand jury subpoena issued by the United States District Court for the Eastern District of Pennsylvania, in connection with an investigation by the U.S. Department of Justice, Antitrust Division. The subpoenas call for production of documents related to the manufacturing, selling, pricing and shortages of intravenous solutions, including saline, as well as communications among market participants regarding these issues. On December 10, 2018, we were informed by the U.S. Department of Justice, Antitrust Division, that their investigation has been closed.

In April 2018, the U.S. Department of Justice issued a HIPAA subpoena to Hospira, Inc., requesting production of documents and records regarding the manufacturing, production, testing, quality and validation of the Sapphire™ infusion pumps, sets and related accessories distributed by the Company. We have coordinated with Pfizer to produce the requested records to the Department of Justice.

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

Off-Balance Sheet Arrangements

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

Contingencies

We have a contractual earn-out arrangement in connection with our acquisition of the HIS business, whereby Pfizer may be entitled up to an additional $225.0 million in cash upon achievement of performance targets for the company for the three years ending December 31, 2019 (see Note 8: Fair Value Measurement). The amount to be paid cannot be determined until the earn-out period has expired. The estimated fair value of the contingent earn-out as of June 30, 2019 is $0.2 million.

Commitments

We have non-cancellable operating lease agreements where we are contractually obligated to pay certain lease payment amounts, see Note 5, Leases.

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

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$227.7	73%	$274.8	76%	$474.9	74%	$556.4	76%
International	84.6	27%	85.7	24%	168.3	26%	176.1	24%
Total Revenue	$312.3	100%	$360.5	100%	$643.2	100%	$732.5	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
Product line	2019	2018	2019	2018
Infusion Consumables	38%	33%	37%	33%
IV Solutions	33%	38%	33%	38%
Infusion Systems	26%	25%	26%	25%
Critical Care	3%	4%	4%	4%
	100%	100%	100%	100%

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

Seasonality/Quarterly Results

There are no significant seasonal aspects to our business. We may experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and their inventory levels, rather than by seasonality.  Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and six months ended June 30, 2019 and 2018, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total revenue	100%	100%	100%	100%
Gross margin	33%	42%	37%	41%
Selling, general and administrative expenses	22%	23%	22%	23%
Research and development expenses	4%	4%	4%	4%
Restructuring and strategic transaction	12%	5%	10%	5%
Change in fair value of contingent earn-out	(13)%	2%	(7)%	—%
Contract settlement	—%	—%	1%	4%
Total operating expenses	25%	34%	30%	36%
Income from operations	8%	8%	7%	5%
Interest expense	—%	—%	—%	—%
Other income, net	—%	—%	1%	—%
Income before income taxes	8%	8%	8%	5%
(Provision) Benefit for income taxes	(2)%	—%	(1)%	—%
Net income	6%	8%	7%	5%

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

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Infusion Consumables	$117.7	$123.8	$(6.1)	(4.9)%	$238.2	$243.7	$(5.5)	(2.3)%

Infusion Consumables revenue decreased for the three and six months ended June 30, 2019, as compared to the same periods in the prior year. For the three months ended June 30, 2019, the Infusion Consumables revenue decreased primarily due to (i) the impact of exchange rate changes, (ii) temporary supply constraints in our oncology products, and (iii) timing of orders. On a constant currency basis, Infusion Consumables revenue would have been $120.1 million for the three months ended June 30, 2019, a decrease of $3.7 million or 3.0%, as compared to the same period in the prior year.

For the six months ended June 30, 2019, Infusion Consumables revenue was mostly impacted by exchange rate changes. On a constant currency basis, Infusion Consumables revenue would have been $243.8 million for the six months ended June 30, 2019, essentially flat as compared to the same period in the prior year.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
IV Solutions	$102.6	$135.4	$(32.8)	(24.2)%	$215.8	$279.8	$(64.0)	(22.9)%

IV Solutions sales decreased for the three and six months ended June 30, 2019, as compared to the same periods in the prior year. Supply constraints at our competitors beginning in the second quarter of 2017 and continuing through the first half of 2018 caused some temporary customer purchases and stock-up on supplies of IV Solutions in the three and six months ended June 30, 2018. These market shortages temporarily drove up the demand for our product during those periods. In addition, most of the temporary increase in IV Solutions sales that we had as a result of competitor supply constraints has returned to its original contract supplier.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Infusion Systems	$81.3	$88.4	$(7.1)	(8.0)%	$165.6	$181.8	$(16.2)	(8.9)%

Infusion Systems revenue decreased for the three and six months ended June 30, 2019, as compared to the same periods in the prior year, primarily due to net historical losses in our U.S. installed base of infusion pumps and due to the impact of exchange rate changes. On a constant currency basis Infusion Systems revenue would have been $84.5 million for the three months ended June 30, 2019, a decrease of $3.9 million or 4.4%, as compared to the same period in the prior year. On a constant currency basis Infusion Systems revenue would have been $172.4 million for the six months ended June 30, 2019, a decrease of $9.4 million or 5.2%, as compared to the same period in the prior year.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Critical Care	$10.7	$12.9	$(2.2)	(17.1)%	$23.6	$27.2	$(3.6)	(13.2)%

Critical Care revenue decreased for the three and six months ended June 30, 2019, as compared to the same periods in the prior year, primarily due to supply constraints.

Gross Margins

For the three and six months ended June 30, 2019, gross margins were 33.3% and 37%, respectively. For the three and six months ended June 30, 2018, gross margins were 42.1%, and 41.1%, respectively. The decrease in gross margin for the three and six months ended June 30, 2019, as compared to the same periods in the prior year is primarily due to (i) a supply chain inventory optimization charge for the initial ramp down of IV Solution production and the associated lost overhead absorption, (ii) additional supply chain costs related to temporary higher than optimal inventory levels, and (iii) improving customer fulfillment rate. The supply chain inventory optimization, mentioned above, resulted in a one-time charge of $16.3 million in our IV Solutions business to align supply to market demand. We have no further significant plans in regard to the ramp down of IV Solution production for the remainder of the year.

Selling, General and Administrative (“SG&A”) Expenses

The following table summarizes our total SG&A Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
SG&A	$67.8	$81.8	$(14.0)	(17.1)%	$140.5	$166.8	$(26.3)	(15.8)%

SG&A expenses decreased for the three and six months ended June 30, 2019, as compared to the same periods in the prior year. For the three months ended June 30, 2019 as compared to the same period in the prior year, consulting expense decreased $12.5 million, compensation expense decreased $6.9 million, information technology expenses decreased $1.7 million and legal expense decreased $1.0 million. Partially offsetting these decreases was a $3.8 million increase in bad debt and warranty expense and a $3.4 million increase in depreciation expense. Consulting expense decreased as our transitional services agreement with Pfizer ended in the fourth quarter of 2018. Compensation expense decreased in the current period as incentive bonuses were higher in the prior year due to the integration of the HIS business. Information technology expenses decreased as hardware needs decreased in the current period. Legal expenses were higher in the prior year due to expenses incurred related to the contract settlement, discussed below. Bad debt expense increased as a result of the quarterly assessment of our reserves related to our accounts receivable. Depreciation expense increased due to an increase in the depreciable asset base.

For the six months ended June 30, 2019 as compared to the same period in the prior year, consulting expenses decreased $22.7 million, compensation expense decreased $8.1 million, legal expense decreased $3.6 million, information technology expenses decreased $2.6 million and travel expenses decreased $1.6 million. Partially offsetting these decreases was a $5.7 million increase in bad debt and warranty expense, and a $5.3 million increase in depreciation and amortization. See above SG&A variance explanations related to the three months ended June 30, 2019, as compared to the same period in the prior year, as they are also relevant explanations for the above SG&A variances for the six months ended June 30, 2018, as compared to the same period in the prior year. Travel expenses decreased based on our operational needs.

We reclassified $1.7 million and $3.7 million of foreign exchange losses from SG&A for the three and six months ended June 30, 2018, respectively, to other income (expense), net to conform to our current year reporting of those gains and losses, see below.

Research and Development (“R&D”) Expenses

The following table summarizes our total R&D Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
R&D	$11.2	$13.6	$(2.4)	(17.6)%	$24.0	$26.2	$(2.2)	(8.4)%

R&D expenses decreased for the three and six months ended June 30, 2019, as compared to the same periods in the prior year. The current year expense is primarily related to compensation and benefit expenses incurred on our current R&D projects.

Restructuring and Strategic Transaction and Integration Expenses

Restructuring and strategic transaction and integration expenses were $37.0 million and $61.4 million for the three and six months ended June 30, 2019, respectively, as compared to $18.7 million and $40.3 million for the three and six months ended June 30, 2018, respectively.

Restructuring charges

Restructuring charges were $6.9 million and $7.7 million for the three and six months ended June 30, 2019, respectively, as compared to $0.7 million and $2.5 million for the three and six months ended June 30, 2018, respectively. Restructuring charges for the three and six months ended June 30, 2019, were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility. For the three and six months ended June 30, 2018, the restructuring charges were related to the integration of our acquired Hospira Infusion Systems ("HIS") business. We expect to pay unpaid restructuring charges as of June 30, 2019, by the end of 2019.

Strategic transaction and integration expenses

Strategic transaction and integration expenses were $30.1 million and $53.7 million for the three and six months ended June 30, 2019, respectively, as compared to $18.0 million and $37.8 million for the three and six months ended June 30, 2018, respectively. The strategic transaction and integration expenses during the three and six months ended June 30, 2018 were primarily related to the integration of HIS. During the three and six months ended June 30, 2019, the strategic transaction and integration expenses also included a one-time strategic supply chain restructuring charge of $22.1 million, which reduces our contracted commitments to our third party manufacturer and charges related to our final Pfizer separation costs and clean-up, which for the six months ended June 30, 2019 included a $12.7 million non-cash write-off of related assets.

Change in Fair Value of Earn-out

We conducted a revaluation of the fair value of our HIS contingent earn-out liability and found a decrease of value of $39.5 million and $47.2 million for the three and six months ended June 30, 2019, respectively, as compared to an increase of value of $6.0 million and $2.0 million for the three and six months ended June 30, 2018, respectively.

Contract Settlement

For the three and six months ended June 30, 2019, we incurred a contract settlement expense of $1.0 million and $3.8 million, respectively, and for the six months ended June 30, 2018, we incurred a contract settlement expense of $28.9 million. These expenses were related to the resolution of a dispute with a product partner, pursuant to which we renegotiated the terms of our contractual arrangement with that product partner and the associated rights and remedies.

Interest Expense

Interest expense was $0.1 million for the three months ended June 30, 2019 and 2018, and $0.3 million for the six months ended June 30, 2019 and 2018. The interest expense for all periods is related to the amortization of financing costs incurred as of year-end December 31, 2017, in connection with a five-year Revolving Credit Facility and a related per annum commitment fee charged on the unused portion of the revolver under such Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Other Income (Expense), net

Other income (expense), net was $1.5 million and $4.7 million for the three and six months ended June 30, 2019, respectively, as compared to ($2.0) million and ($2.9) million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, other income (expense), net was primarily related to interest income of $1.7 million and $3.3 million, respectively. In 2019, we reported foreign exchange gains and losses in other income (expense), net, accordingly for comparative purposes we reclassified prior year's foreign exchange gains and losses to other income (expense), net from SG&A. For the three and six months ended June 30, 2018, other income (expense), net was primarily related to this reclass which resulted in net foreign exchange losses of $2.0 million and $4.0 million, respectively, partially offset by $0.9 million and $2.0 million in interest income for the three and six months ended June 30, 2018, respectively.

Income Taxes

Income taxes were accrued at an estimated effective tax rate of 17% and 12% for the three and six months ended June 30, 2019, respectively, as compared to (5)% and (8)% for the three and six months ended June 30, 2018, respectively.

The effective tax rate for the three and six months ended June 30, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income (GILTI) and tax credits. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The effective tax rate during the three and six months ended June 30, 2019 included a tax benefit of $1.8 million and $7.4 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate. In addition, a revaluation of the contingent consideration resulted in a tax provision of $9.5 million and $11.3 million for the three and six months ended June 30, 2019, respectively, which is treated as a discrete item.
The effective tax rate for the three and six months ended June 30, 2018 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes and tax credits. The effective tax rate during the three and six months ended June 30, 2018 included a material tax benefit of $7.8 million and $11.2 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period, which is treated as a discrete item and excluded from determining our annual estimated effective tax rate. The effective tax rate for the six months ended June 30, 2018 was also impacted by a contract settlement. The contract settlement resulted in a material tax benefit of $5.7 million, which is treated as a discrete item.

Liquidity and Capital Resources

During the first six months of 2019, our cash, cash equivalents, short-term and long-term investments decreased by $68.4 million from $384.1 million at December 31, 2018 to $315.7 million at June 30, 2019.

Cash Flows from Operating Activities

Our net cash provided by operations for the six months ended June 30, 2019 was $2.3 million. Net income plus adjustments for non-cash net expenses contributed $95.5 million. Net cash used in operations as a result of changes in operating assets and liabilities was $93.2 million. The changes in operating assets and liabilities included a $46.9 million increase in accounts receivable, a $21.1 million decrease in accrued liabilities, a $16.1 million increase in inventories, an $18.1 million increase in other assets and $0.7 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $6.1 million decrease in prepaid expenses and other current assets and a $2.0 million increase in accounts payable. The increase in accounts receivable is mainly due to the current year reclassification of receivables from Pfizer and the timing of revenue and collections. In the current year, receivables from Pfizer are included in accounts receivable and not in a separate related-party receivable line item as in the prior year. As of December 31, 2018, Pfizer had sold all of its shares of ICU common stock thereby ending its related-party relationship with ICU. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation, partially offset by an increase in certain accruals including $22.1 million in accrued costs related to the initial ramp down of IV Solution production. The increase in inventory was primarily due to an increase in our finished goods safety stock. The increase in other assets was primarily related to the purchase of spare parts. The net changes in income taxes was a result of the timing of payments. The decrease in prepaid expenses and other current assets was primarily due to the collection of receivable amounts owed from Pfizer. The increase in accounts payable was due to the timing of payments.

Our net cash provided by operations for the six months ended June 30, 2018 was $59.0 million. Net income plus adjustments for non-cash net expenses contributed $99.4 million. Net cash used in operations as a result of changes in operating assets and liabilities was $40.5 million. The changes in operating assets and liabilities included a $43.3 million increase in accounts receivable, a $36.4 million decrease in accrued liabilities, and $13.3 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $24.1 million decrease in related party receivables, a $17.5 million increase in accounts payable, a $12.1 million decrease in inventories and a $4.4 million decrease in prepaid expenses and other assets. The increase in accounts receivable was due to the increase in revenue. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation. The net changes in income taxes was a result of the timing of payments. The decrease in related-party receivables was primarily due to the timing of payments received from Pfizer. The increase in accounts payable was also related to the timing of payments. The decrease in inventory was primarily due to our continued inventory reduction effort. The decrease in prepaid expenses and other assets was primarily due to the settlement of a deposit on inventory.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Six months ended June 30,
	2019	2018	Change
Investing Cash Flows:
Purchases of property and equipment	$(48,726)	$(47,365)	$(1,361)	(1)
Proceeds from sale of assets held-for-sale	—	13,000	$(13,000)	(2)
Proceeds from sale of assets	19	—	19
Business acquisitions, net of cash acquired	(4,600)	(1,300)	(3,300)	(3)
Intangible asset additions	(4,088)	(4,047)	(41)
Purchases of investment securities	(17,994)	(8,480)	(9,514)	(4)
Proceeds from sale of investment securities	33,400	8,900	24,500	(5)
Net cash used in investing activities	$(41,989)	$(39,292)	$(2,697)
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
(5) Proceeds from the sale or maturity of our investment securities will vary from period to period based on the maturity dates of the investments we currently hold.

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

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Six months ended June 30,
	2019	2018	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$3,934	$12,536	$(8,602)	(1)
Tax withholding payments related to net share settlement of equity awards	(18,265)	(5,469)	(12,796)	(2)
Net cash used in financing activities	$(14,331)	$7,067	$(21,398)
______________________________
(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the six months ended June 30, 2019, our employees surrendered 78,108 shares of our common stock from vested restricted stock awards as consideration for approximately $18.3 million in minimum statutory withholding obligations paid on their behalf. During the six months ended June 30, 2018, our employees surrendered 23,611 shares of our common stock from vested restricted stock awards as consideration for approximately $5.5 million in minimum statutory withholding obligations paid on their behalf.

In July 2010, our Board of Directors approved a share purchase plan to purchase up to $40.0 million of our common stock.  As of June 30, 2019, we had purchased $32.8 million of our common stock pursuant to this plan, leaving a balance of $7.2 million. In August 2019, our Board of Directors approved a new share purchase plan to purchase up to $100.0 million of our common stock. This plan replaces our existing plan and has no expiration date.

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

We were in compliance with all financial covenants as of June 30, 2019.

Off-Balance Sheet Arrangements

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

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("Annual Report"). On January 1, 2019, we adopted Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). The impact of the adoption of ASU No. 2016-02 on our operating lease obligations is disclosed in Note 5 to Part I, Item 1. Financial Statements.

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

In our European operations, our net Euro asset position at June 30, 2019 was approximately €72.6 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the June 30, 2019 spot rate would impact our consolidated amounts on these balance sheet items by approximately $8.3 million, or 2.9% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. In our Canadian operations, our net Canadian dollar asset position at June 30, 2019 was approximately $36.3 million. A 10% change in the conversion of the Canadian dollar to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the June 30, 2019 spot rate would impact our consolidated amounts on these balance sheet items by approximately $2.4 million, or 0.9% of these net assets. We currently do not hedge our Canadian dollar or Euro foreign currency exposures.

We have manufacturing facilities and conduct business transactions denominated in the Mexican Peso. We hedge a portion of our manufacturing spend, which reduces our exposure to the foreign currency exchange risk related to the Mexican Peso (see Note 7, Derivatives and Hedging to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q).

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 18. Commitments and Contingencies to the Condensed Consolidated Financial Statements, and is incorporated herein by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the second quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
04/01/2019 — 04/30/2019	—	$—	—	$7,169,000
05/01/2019 — 05/31/2019	—	$—	—	$7,169,000
06/01/2019 — 06/30/2019	—	$—	—	$7,169,000
Second quarter of 2019 total	—	$—	—	$7,169,000
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

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	August 9, 2019
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document