Form 10-Q
period 2019-09-30
ICU MEDICAL INC/DE
filed 2019-11-12
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer ☐		Smaller reporting company	☐

		Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2019
Common	20,673,333

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$315,949	$344,781
Short-term investment securities	20,845	37,329
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	336,794	382,110
Accounts receivable, net of allowance for doubtful accounts of $13,439 at September 30, 2019 and $5,768 at December 31, 2018	210,449	176,298
Inventories	343,715	311,163
Prepaid income tax	19,724	11,348
Prepaid expenses and other current assets	33,807	46,117
TOTAL CURRENT ASSETS	944,489	927,036

PROPERTY AND EQUIPMENT, net	444,087	432,641
OPERATING LEASE RIGHT-OF-USE ASSETS	35,787	—
LONG-TERM INVESTMENT SECURITIES	—	2,025
GOODWILL	11,019	11,195
INTANGIBLE ASSETS, net	131,644	133,421
DEFERRED INCOME TAXES	23,242	38,654
OTHER ASSETS	47,516	40,419
TOTAL ASSETS	$1,637,784	$1,585,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$125,355	$120,469
Accrued liabilities	130,056	128,820
TOTAL CURRENT LIABILITIES	255,411	249,289

CONTINGENT EARN-OUT LIABILITY	—	47,400
OTHER LONG-TERM LIABILITIES	37,614	20,592
DEFERRED INCOME TAXES	690	721
INCOME TAX LIABILITY	3,734	3,734
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued and outstanding 20,671 shares at September 30, 2019, Issued 20,492 shares at December 31, 2018 and outstanding 20,491 shares at December 31, 2018	2,067	2,049
Additional paid-in capital	659,709	657,899
Treasury stock, at cost	—	(95)
Retained earnings	701,141	620,747
Accumulated other comprehensive loss	(22,582)	(16,945)
TOTAL STOCKHOLDERS' EQUITY	1,340,335	1,263,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,637,784	$1,585,391
______________________________________________________
(1) December 31, 2018 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
TOTAL REVENUES	$307,471	$327,169	$950,685	$1,059,662
COST OF GOODS SOLD	188,919	192,582	592,961	624,274
GROSS PROFIT	118,552	134,587	357,724	435,388
OPERATING EXPENSES:
Selling, general and administrative	65,876	76,640	206,333	243,471
Research and development	12,002	13,181	36,024	39,342
Restructuring, strategic transaction and integration	7,975	24,012	69,408	64,271
Change in fair value of contingent earn-out	(200)	18,500	(47,400)	20,500
Contract settlement	—	—	3,822	28,917
TOTAL OPERATING EXPENSES	85,653	132,333	268,187	396,501
INCOME FROM OPERATIONS	32,899	2,254	89,537	38,887
INTEREST EXPENSE	(139)	(283)	(411)	(548)
OTHER (EXPENSE) INCOME, net	(10)	(534)	4,660	(3,482)
INCOME BEFORE INCOME TAXES	32,750	1,437	93,786	34,857
(PROVISION) BENEFIT FOR INCOME TAXES	(6,187)	(1,218)	(13,392)	1,291
NET INCOME	$26,563	$219	$80,394	$36,148
NET INCOME PER SHARE
Basic	$1.29	$0.01	$3.90	$1.78
Diluted	$1.24	$0.01	$3.73	$1.67
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,666	20,474	20,607	20,362
Diluted	21,487	21,633	21,556	21,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
NET INCOME	$26,563	$219	$80,394	$36,148
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of taxes of $118 and ($372) for the three months ended September 30, 2019 and 2018, respectively, and ($204) and ($376) for the nine months ended September 30, 2019 and 2018, respectively	(375)	1,178	644	1,192
Foreign currency translation adjustment, net of taxes of $0 for all periods	(7,533)	(5,415)	(6,287)	(7,705)
Other adjustments, net of taxes of $0 for all periods	—	6	6	11
Other comprehensive loss, net of taxes	(7,908)	(4,231)	(5,637)	(6,502)
TOTAL COMPREHENSIVE INCOME (LOSS)	$18,655	$(4,012)	$74,757	$29,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2019	20,492	$2,049	$657,899	$(95)	$620,747	$(16,945)	$1,263,655
Issuance of restricted stock and exercise of stock options	254	18	(4,289)	5,196	—	—	925
Tax withholding payments related to net share settlement of equity awards	(78)	—	—	(18,157)	—	—	(18,157)
Stock compensation	—	—	6,209	—	—	—	6,209
Other comprehensive loss, net of tax	—	—	—	—	—	(936)	(936)
Net income	—	—	—	—	30,998	—	30,998
Balance, March 31, 2019	20,668	$2,067	$659,819	$(13,056)	$651,745	$(17,881)	$1,282,694
Issuance of restricted stock and exercise of stock options	—	—	(8,505)	11,514	—	—	3,009
Tax withholding payments related to net share settlement of equity awards	—	—	—	(108)	—	—	(108)
Stock compensation	—	—	6,229	—	—	—	6,229
Other comprehensive income, net of tax	—	—	—	—	—	3,207	3,207
Net income	—	—	—	—	22,833	—	22,833
Balance, June 30, 2019	20,668	$2,067	$657,543	$(1,650)	$674,578	$(14,674)	$1,317,864
Issuance of restricted stock and exercise of stock options	4	—	(1,556)	1,863	—	—	307
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(213)	—	—	(213)
Stock compensation	—	—	3,722	—	—	—	3,722
Other comprehensive loss, net of tax	—	—	—	—	—	(7,908)	(7,908)
Net income	—	—	—	—	26,563	—	26,563
Balance, September 30, 2019	20,671	$2,067	$659,709	$—	$701,141	$(22,582)	$1,340,335

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) - CONTINUED
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive (Loss) Income	Total
Balance, January 1, 2018	20,210	$2,021	$625,568	$—	$585,624	$(14,959)	$1,198,254
Cumulative effect of accounting change	—	—	—	—	6,330	—	6,330
Issuance of restricted stock and exercise of stock options	130	11	982	2,162	—	—	3,155
Tax withholding payments related to net share settlement of equity awards	(23)	—	—	(5,338)	—	—	(5,338)
Stock compensation	—	—	5,462	—	—	—	5,462
Other comprehensive income, net of tax	—	—	—	—	—	17,213	17,213
Net income	—	—	—	—	4,875	—	4,875
Balance, March 31, 2018	20,317	$2,032	$632,012	$(3,176)	$596,829	$2,254	$1,229,951
Issuance of restricted stock and exercise of stock options	143	14	6,080	3,288	—	—	9,382
Tax withholding payments related to net share settlement of equity awards	—	—	—	(132)	—	—	(132)
Stock compensation	—	—	6,297	—	—	—	6,297
Other comprehensive loss, net of tax	—	—	—	—	—	(19,484)	(19,484)
Net income	—	—	—	—	31,054	—	31,054
Balance, June 30, 2018	20,460	$2,046	$644,389	$(20)	$627,883	$(17,230)	$1,257,068
Issuance of restricted stock and exercise of stock options	31	3	1,130	541	—	—	1,674
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(649)	—	—	(649)
Stock compensation	—	—	6,233	—	—	—	6,233
Other comprehensive loss, net of tax	—	—	—	—	—	(4,231)	(4,231)
Net income					219		219
Balance, September 30, 2018	20,489	$2,049	$651,752	$(128)	$628,102	$(21,461)	$1,260,314

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,394	$36,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,025	55,069
Amortization of right-of-use assets	6,149	—
Provision for doubtful accounts	7,839	638
Provision for warranty and returns	1,277	1,817
Stock compensation	16,161	17,992
Loss on disposal of property and equipment and other assets	13,350	760
Bond premium amortization	103	313
Debt issuance costs amortization	216	216
Change in fair value of contingent earn-out	(47,400)	20,500
Impairment of assets held for sale	—	269
Write-off of acquired intangible	—	5,000
Usage of spare parts	20,044	6,999
Other	1,757	2,100
Changes in operating assets and liabilities:
Accounts receivable	(32,484)	(38,957)
Inventories	(30,924)	12,201
Prepaid expenses and other assets	8,815	(506)
Related-party receivables	—	31,004
Other assets	(29,494)	(8,319)
Accounts payable	(3,038)	(2,094)
Accrued liabilities	(23,214)	(18,509)
Income taxes, including excess tax benefits and deferred income taxes	6,478	(12,359)
Net cash provided by operating activities	53,054	110,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(73,253)	(75,057)
Proceeds from sale of assets held-for-sale, net	—	13,000
Proceeds from sale of asset	19	—
Business acquisitions, net of cash acquired	(4,600)	(1,300)
Intangible asset additions	(6,461)	(5,375)
Purchases of investment securities	(17,994)	(30,495)
Proceeds from sale of investment securities	36,400	14,940
Net cash used in investing activities	(65,889)	(84,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,240	14,211
Tax withholding payments related to net share settlement of equity awards	(18,478)	(6,119)
Net cash (used in) provided by financing activities	(14,238)	8,092
Effect of exchange rate changes on cash	(1,759)	(5,343)
NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(28,832)	28,744
CASH AND CASH EQUIVALENTS, beginning of period	344,781	290,072
CASH AND CASH EQUIVALENTS, end of period	$315,949	$318,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Nine months ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$11,365	$1,184

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

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

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders' equity or cash flows as previously reported. The reclassifications included reporting foreign exchange gains and losses in other income (expense), net, and removing them from selling, general and administrative expenses. We reclassified related-party receivables to prepaid expenses and other current assets for the current year's presentation, as Pfizer, Inc. ("Pfizer") had sold all of its shares of our ICU common stock as of December 31, 2018, thereby ending its related-party relationship with us. We reclassified operating cash flows due to the purchase and usage of spare parts. The operating cash flows due to the usage of spare parts are included as an adjustment to reconcile net income to net cash provided by operating activities and the purchase of spare parts are presented as cash outflows in operating assets and liabilities-other assets.

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). The amendments in this update require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance required a modified retrospective adoption. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this update provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this update also provided lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease contract. This expedient is limited to circumstances in which the nonlease components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the lessor uses this practical expedient they would account for the lease contract in accordance with Topic 606 if the nonlease component is the predominant component otherwise, the lessor should account for the combined component as an operating lease in accordance with Topic 842. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU clarifies certain language in ASU 2016-02 and corrects certain references and inconsistencies. We adopted these standards effective January 1, 2019 (see Note 5: Leases for a discussion of the impact and required disclosures).

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Restructuring, Strategic Transaction and Integration

Restructuring and strategic transaction and integration expenses were $8.0 million and $69.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $24.0 million and $64.3 million for the three and nine months ended September 30, 2018, respectively.

Restructuring

During the three and nine months ended September 30, 2019, restructuring charges were $0.8 million and $8.4 million, respectively, primarily related to severance and facility closure costs. These charges are primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility and other plant restructuring. Restructuring charges are included in the restructuring, strategic transaction and integration line item in our condensed consolidated statement of operations.

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

The following table summarizes the details of changes in our restructuring-related accrual for the period ended September 30, 2019 (in thousands):

	Accrued Balance January 1, 2019	Charges Incurred	Payments	Accrued Balance September 30, 2019
Severance pay and benefits	$677	$5,349	$(1,900)	$4,126
Employment agreement buyout	739	—	(279)	460
Facility closure expenses	—	3,095	(595)	2,500
	$1,416	$8,444	$(2,774)	$7,086

Strategic transaction and integration expenses

We incurred and expensed $7.2 million and $61.0 million in strategic transaction and integration expenses during the three and nine months ended September 30, 2019, respectively, as compared to $23.5 million and $61.3 million during the three and nine months ended September 30, 2018, respectively. The strategic transaction and integration expenses during the three months ended September 30, 2019 and the three and nine months ended September 30, 2018 were primarily related to the integration of the Hospira Infusion Systems ("HIS") business acquired in 2017 from Pfizer. The nine months ended September 30, 2019 also included a one-time strategic supply chain restructuring charge of $22.1 million, which reduces our contracted commitments to our third party manufacturer and charges related to our Pfizer separation costs and clean-up, which included a $12.7 million non-cash write-off of related assets.

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

Revenue disaggregated

The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Geography	2019	2018	2019	2018
Europe, the Middle East and Africa	$31,474	$30,759	$96,830	$104,150
Other Foreign	53,398	51,569	156,353	154,278
Total Foreign	84,872	82,328	253,183	258,428
United States	222,599	244,841	697,502	801,234
Total Revenues	$307,471	$327,169	$950,685	$1,059,662

The following table represents our revenues disaggregated by product (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Product line	2019	2018	2019	2018
Infusion Consumables	$119,745	$117,797	$357,994	$361,490
IV Solutions	98,159	114,433	313,976	394,198
Infusion Systems	78,932	81,456	244,523	263,271
Critical Care	10,635	13,483	34,192	40,703
Total Revenues	$307,471	$327,169	$950,685	$1,059,662

Contract balances

The following table presents our changes in the contract balances for the nine months ended September 30, 2019 and 2018 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2019	$(4,282)
Equipment revenue recognized	3,619
Equipment revenue deferred due to implementation	(6,869)
Software revenue recognized	2,955
Software revenue deferred due to implementation	(3,115)
Ending balance, September 30, 2019	$(7,692)

Beginning balance, January 1, 2018	$(7,066)
Equipment revenue recognized	3,136
Equipment revenue deferred due to implementation	(4,086)
Software revenue recognized	5,649
Software revenue deferred due to implementation	(5,507)
Ending balance, September 30, 2018	$(7,874)

As of September 30, 2019, revenue from remaining performance obligations related to implementation of software and equipment is $6.3 million. We expect to recognize substantially all of this revenue within the next three months. Revenue from

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining performance obligations related to annual software licenses is $1.4 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

Leases

We determine if an arrangement is a lease at inception. Most operating leases with a term greater than one year are included in operating lease ROU assets, accrued liabilities, and other long-term liabilities on our condensed consolidated balance sheets.

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

The following table presents the components of our lease cost (in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Operating lease cost	$2,996	$7,528

Short-term lease cost	49	229

Total lease cost	$3,045	$7,757

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the supplemental cash flow information related to our leases (in thousands):

For the nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,161

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,495

The following table presents the supplemental balance sheet information related to our leases (in thousands, except lease term and discount rate):

As of September 30, 2019
Operating leases
Operating lease right-of-use assets	$35,787

Accrued liabilities	$7,150
Other long-term liabilities	29,791
Total operating lease liabilities	$36,941

Weighted Average Remaining Lease Term
Operating leases	6 years

Weighted Average Discount Rate
Operating leases	5.57%

As of September 30, 2019, the maturities of our lease liabilities for each of the next five years is approximately (in thousands):

Operating Leases
Remainder of 2019	$2,169
2020	8,409
2021	7,060
2022	6,470
2023	6,118
Thereafter	13,569
Total Lease Payments	43,795
Less imputed interest	(6,854)
Total	$36,941

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

During the third quarter 2019, we signed a ten-year lease for a 610,806 square foot warehouse.  The commencement of the lease is not expected until the first quarter of 2020 subject to the completion of landlord buildouts which will make the space available for use.  Over the ten-year lease term, we expect the lease payments to total at least $21.8 million.

Note 6:     Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were 20,116 and 18 anti-dilutive securities for the three months ended September 30, 2019 and 2018, respectively. There were 9,375 and 3,694 anti-dilutive securities for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$26,563	$219	$80,394	$36,148
Weighted-average number of common shares outstanding (for basic calculation)	20,666	20,474	20,607	20,362
Dilutive securities	821	1,159	949	1,226
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,487	21,633	21,556	21,588
EPS — basic	$1.29	$0.01	$3.90	$1.78
EPS — diluted	$1.24	$0.01	$3.73	$1.67

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2018, we entered into an additional six-month cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of September 30, 2019 was approximately 61.3 million MXN. The term of the six-month contract is May 1, 2019 to November 1, 2019. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 20.43 MXN/USD over the term of the six-month contract.

In November 2018, we entered into a one-year cross-currency par forward contract again extending the hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of September 30, 2019 was approximately 398.0 million MXN. The term of the one-year hedge is November 1, 2019 to November 3, 2020. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018 (in thousands):

	Derivatives
	Condensed Consolidated Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$1,300	$187
	Other assets	279	545
Total derivatives designated as cash flow hedging instruments		$1,579	$732

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$229	$192	$573	$687

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized the following (losses) gains on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended September 30,			Three months ended September 30,

	2019	2018	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$(264)	$1,743	Cost of goods sold	$229	$192
Total derivatives designated as cash flow hedging instruments	$(264)	$1,743		$229	$192

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Nine months ended September 30,			Nine months ended September 30,

	2019	2018	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$1,421	$2,256	Cost of goods sold	$573	$687
Total derivatives designated as cash flow hedging instruments	$1,421	$2,256		$573	$687

As of September 30, 2019, we expect approximately $1.4 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

In 2017, we acquired HIS from Pfizer, and as a result of the acquisition we recognized an earn-out liability. Pfizer is entitled up to $225.0 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 are achieved. The initial value assigned to the contingent consideration was a result of forecasted product demand and operations of our business. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long-term risk free-rate. At each reporting date subsequent to the acquisition we re-measured the earn-out using the same methodology above and recognized any changes in value. If the probability of achieving the performance target significantly changes from what we initially anticipated, the change could have a significant impact on our financial statements in the period recognized. Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The following table provides a reconciliation of the Level 3 earn-out liability measured at estimated fair value as of December 31, 2018 to September 30, 2019 (in thousands):

Earn-out Liability
Accrued balance, January 1, 2019	$47,400
Change in fair value of earn-out (included in income from operations as a separate line item)	(47,400)
Accrued balance, September 30, 2019	$—

The fair value of the earn-out at September 30, 2019 changed from the fair value calculated at December 31, 2018 due to a change in the underlying cumulative adjusted EBITDA forecast. As of September 30, 2019, there is a remote probability that we will meet the performance targets necessary for payout of the earn-out, accordingly the liability has been reduced to zero.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liability as of December 31, 2018.

Simulation Input	As of December 31, 2018
Adjusted EBITDA Volatility	30.00%
WACC	8.25%
20-year risk free rate	2.87%
Market price of risk	5.24%
Cost of debt	5.25%

The fair value of our investments is estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs, which consisted of corporate bonds.

The fair value of our Level 2 forward currency contracts are estimated using observable market inputs such as known notional value amounts, spot and forward exchange rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

There were no transfers between levels during the nine months ended September 30, 2019.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at September 30, 2019
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$20,845	$—	$20,845	$—
Long-term	—	—	—	—
Foreign exchange forwards:
Prepaid expenses and other current assets	1,300	—	1,300	—
Other assets	279	—	279	—
Total Assets	$22,424	$—	$22,424	$—

	Fair value measurements at December 31, 2018
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$37,329	$—	$37,329	$—
Long-term	2,025	—	2,025	—
Foreign exchange forwards:
Prepaid expenses and other current assets	187	—	187	—
Other assets	545	—	545	—
Total Assets	$40,086	$—	$40,086	$—

Liabilities:
Earn-out liability	$47,400	$—	$—	$47,400
Total Liabilities	$47,400	$—	$—	$47,400

Note 9: Investment Securities

Our investment securities currently consist of short-term and long-term corporate bonds. Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in investment income in other income on our condensed consolidated statements of operations. There have been no realized gains or losses on their disposal. Realized gains and losses are accounted for on the specific identification method. The scheduled maturities of the debt securities are between 2019 and 2020. All short-term investment securities are callable within one year.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our short and long-term investment securities consisted of the following (in thousands):

	As of September 30, 2019
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$20,845	$—	$20,845
Long-term corporate bonds	—	—	—
Total investment securities	$20,845	$—	$20,845

	As of December 31, 2018
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$37,329	$—	$37,329
Long-term corporate bonds	2,025	—	2,025
Total investment securities	$39,354	$—	$39,354

Note 10:     Prepaid Expenses, Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Deposits	$1,305	$1,087
Other prepaid expenses and receivables	16,597	12,476
Receivables from Pfizer related to HIS business acquisition(1)	—	20,137
Deferred costs	6,366	1,951
Prepaid insurance and property taxes	680	2,666
VAT/GST receivable	4,379	5,072
Deferred tax charge	1,180	1,180
Other	3,300	1,548
	$33,807	$46,117

______________________________
(1)As of December 31, 2018, Pfizer had sold all of its shares of our common stock thereby ending its related-party relationship with us. We reclassified the December 31, 2018 related-party receivable due from Pfizer to prepaid expenses, other current assets for current year presentation purposes.

Note 11: Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs consist of those costs directly attributable to products prior to sale including among other things raw material, labor and overhead. Inventories consisted of the following (in thousands)

	September 30, 2019	December 31, 2018
Raw material	$110,954	$104,104
Work in process	47,339	52,909
Finished goods	185,422	154,150
Total inventories	$343,715	$311,163

Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Machinery and equipment	$213,957	$203,431
Land, building and building improvements	228,960	212,283
Molds	59,749	59,700
Computer equipment and software	82,993	80,420
Furniture and fixtures	7,405	7,409
Instruments placed with customers(1)	70,146	60,757
Construction in progress	85,908	70,864
Total property and equipment, cost	749,118	694,864
Accumulated depreciation	(305,031)	(262,223)
Property and equipment, net	$444,087	$432,641

______________________________
(1)Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers.

Depreciation expense was $14.8 million and $44.6 million for the three and nine months ended September 30, 2019, respectively, as compared to $15.1 million and $42.8 million for the three and nine months ended September 30, 2018, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2019	$11,195
Currency translation	(176)
Balance as of September 30, 2019	$11,019

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted Average	September 30, 2019
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$21,736	$13,161	$8,575
Customer contracts (1)	12	9,990	5,419	4,571
Non-contractual customer relationships	9	57,602	18,413	39,189
Trademarks	4	425	425	—
Trade name	15	7,450	2,003	5,447
Developed technology	11	82,634	21,082	61,552
Total amortized intangible assets		$179,837	$60,503	$119,334

IPR&D		$12,310		$12,310

Total intangible assets		$192,147	$60,503	$131,644
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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three and nine months ended September 30, 2019, intangible asset amortization expense was $4.4 million and $12.4 million, respectively, as compared to $4.1 million and $12.2 million for the three and nine months ended September 30, 2018, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2019 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2019	$4,809
2020	16,669
2021	16,366
2022	16,222
2023	16,073
Thereafter	49,195
Total	$119,334

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Salaries and benefits	$28,273	$20,538
Incentive compensation	13,026	42,913
Accrued supply chain restructuring costs	23,751	—
Operating lease liability-ST	7,150	—
Accrued product field action	1,705	5,316
Third-party inventory	—	1,089
Consigned inventory	—	1,118
Accrued sales taxes	2,134	2,941
Restructuring accrual	6,996	1,046
Deferred revenue	7,441	3,814
Accrued other taxes	3,253	3,213
Accrued professional fees	7,098	15,996
Legal accrual	621	1,400
Distribution fees	4,578	3,977
Warranties and returns	886	1,124
Accrued freight	12,108	10,953
Contract liabilities-ST	3,045	—
Contract settlement	1,667	2,083
Accrued research and development	—	1,451
Other	6,324	9,848
	$130,056	$128,820

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Contract liabilities-LT	$3,716	$14,020
Contract settlement	417	1,667
Operating lease liability-LT	29,791	—
Benefits	763	962
Accrued rent	1,669	1,779
Deferred revenue	251	468
Other	1,007	1,696
	$37,614	$20,592

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 19% and 14% for the three and nine months ended September 30, 2019, respectively, as compared to 85% and (4)% for the three and nine months ended September 30, 2018, respectively.

The effective tax rate for the three and nine months ended September 30, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI") and tax credits, and by the following discrete tax items recognized during the interim periods:

•
Excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the three and nine months ended September 30, 2019 of $0.3 million and $7.7 million, respectively.

•	The revaluation of the contingent consideration during the nine months ended September 30, 2019 resulted in a tax expense of $11.4 million.

•	The repatriation of certain intellectual property and assets from one of our foreign subsidiaries to the U.S. parent resulted in a net tax benefit of $3.8 million.

•	A return-to-provision adjustment for the year ended December 31, 2018 included a tax expense of $2.2 million primarily due to changes in estimates for GILTI.
The effective tax rate for the three and nine months ended September 30, 2018 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes and tax credits. The effective tax rate during the three and nine months ended September 30, 2018 included a discrete tax benefit of $1.6 million and $12.8 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate for the nine months ended September 30, 2018 was also impacted by a contract settlement. The contract settlement resulted in a discrete tax benefit of $5.7 million.
Note 16:     Long-Term Obligations

Five-year Senior Secured Revolving Credit Facility ("Credit Facility")

On November 8, 2017, we entered into a Credit Facility with various lenders for $150.0 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. As of September 30, 2019, we had no borrowings and $150.0 million of availability under the Credit Facility. The Credit Facility matures on November 8, 2022.

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

We were in compliance with all financial covenants as of September 30, 2019.

Note 17: Stockholders' Equity

Treasury Stock

In August 2019, our Board of Directors approved a new share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. During the nine months ended September 30, 2019, we did not purchase any shares of our common stock under our stock purchase plans. As of September 30, 2019, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

For the nine months ended September 30, 2019, we withheld 79,313 shares of our common stock from employee vested restricted stock units in consideration for $18.5 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2019	$(17,682)	$638	$99	$(16,945)
Other comprehensive (loss) income before reclassifications	(1,592)	768	6	(818)
Amounts reclassified from AOCI	—	(118)	—	(118)
Other comprehensive (loss) income	(1,592)	650	6	(936)
Balance as of March 31, 2019	$(19,274)	$1,288	$105	$(17,881)
Other comprehensive income before reclassifications	2,838	513	—	3,351
Amounts reclassified from AOCI	—	(144)	—	(144)
Other comprehensive income	2,838	369	—	3,207
Balance as of June 30, 2019	$(16,436)	$1,657	$105	$(14,674)
Other comprehensive loss before reclassifications	(7,533)	(201)	—	(7,734)
Amounts reclassified from AOCI	—	(174)	—	(174)
Other comprehensive loss	(7,533)	(375)	—	(7,908)
Balance as of September 30, 2019	$(23,969)	$1,282	$105	$(22,582)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2018	$(14,578)	$(365)	$(16)	$(14,959)
Other comprehensive income before reclassifications	15,397	1,993	2	17,392
Amounts reclassified from AOCI	—	(179)	—	(179)
Other comprehensive (loss) income	15,397	1,814	2	17,213
Balance as of March 31, 2018	$819	$1,449	$(14)	$2,254
Other comprehensive income before reclassifications	(17,687)	(1,602)	3	(19,286)
Amounts reclassified from AOCI	—	(198)	—	(198)
Other comprehensive (loss) income	(17,687)	(1,800)	3	(19,484)
Balance as of June 30, 2018	$(16,868)	$(351)	$(11)	$(17,230)
Other comprehensive income before reclassifications	(5,415)	1,323	6	(4,086)
Amounts reclassified from AOCI	—	(145)	—	(145)
Other comprehensive (loss) income	(5,415)	1,178	6	(4,231)
Balance as of September 30, 2018	$(22,283)	$827	$(5)	$(21,461)

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

Contingencies

We have a contractual earn-out arrangement in connection with our acquisition of the HIS business, whereby Pfizer may be entitled up to an additional $225.0 million in cash upon achievement of certain performance targets for the company for the three years ending December 31, 2019 (see Note 8: Fair Value Measurement). As of September 30, 2019, there is a remote probability that we will meet the performance targets by December 31, 2019, accordingly the estimated fair value of the contingent earn-out as of September 30, 2019 has been reduced to zero.

Commitments

We have non-cancellable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 5: Leases).

Note 19:     Collaborative and Other Arrangements

On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs"), (i) whereby Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) whereby we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSAs are to be jointly managed by both Pfizer and ICU. The initial supply price, which will be annually updated, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products.

Note 20:     Subsequent Events

On November, 8 2019, we acquired Pursuit Vascular, Inc. for approximately $75.0 million in cash and a potential contingent earn-out of up to $50.0 million.

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

Closed System Transfer Devices ("CSTD") and hazardous drug compounding systems are used to prepare and deliver hazardous IV medications such as those used in chemotherapy, which, if released, can have harmful effects on the healthcare worker and environment.  Our products are:

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

Irrigation:

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

IV Mediation Safety Software:

•
ICU Medical MedNet™: ICU Medical MedNet is an enterprise-class medication management platform for any sized healthcare system that can help reduce medication errors, improve quality of care, streamline workflows and maximize revenue capture. ICU Medical MedNet connects our industry-leading smart pumps to a hospital’s Electronic Health Records ("EHR"), asset tracking systems, and alarm notification platforms with the largest array of integration partners.

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

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$222.6	72%	$244.9	75%	$697.5	73%	$801.3	76%
International	84.9	28%	82.3	25%	253.2	27%	258.4	24%
Total Revenue	$307.5	100%	$327.2	100%	$950.7	100%	$1,059.7	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
Product line	2019	2018	2019	2018
Infusion Consumables	39%	36%	38%	34%
IV Solutions	32%	35%	33%	37%
Infusion Systems	26%	25%	26%	25%
Critical Care	3%	4%	3%	4%
	100%	100%	100%	100%

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

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and nine months ended September 30, 2019 and 2018, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total revenue	100%	100%	100%	100%
Gross margin	39%	41%	38%	41%
Selling, general and administrative expenses	21%	24%	22%	23%
Research and development expenses	4%	4%	4%	4%
Restructuring and strategic transaction	3%	7%	7%	6%
Change in fair value of contingent earn-out	—%	6%	(5)%	2%
Contract settlement	—%	—%	—%	3%
Total operating expenses	28%	41%	28%	38%
Income from operations	11%	—%	10%	3%
Interest expense	—%	—%	—%	—%
Other income, net	—%	—%	—%	—%
Income before income taxes	11%	—%	10%	3%
(Provision) Benefit for income taxes	(2)%	—%	(1)%	—%
Net income	9%	—%	9%	3%

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

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Infusion Consumables	$119.8	$117.8	$2.0	1.7%	$358.0	$361.5	$(3.5)	(1.0)%

Infusion Consumables revenue increased for the three months ended September 30, 2019 and decreased for the nine months ended September 30, 2019, as compared to the same periods in the prior year. For the three months ended September 30, 2019, the Infusion Consumables revenue increased primarily due to improvements in the temporary supply constraints in our oncology products and the timing of orders, which was partially offset by the impact of exchange rates. On a constant currency basis, Infusion Consumables revenue would have been $121.4 million for the three months ended September 30, 2019, an increase of $3.6 million or 3.1%, as compared to the same period in the prior year.

For the nine months ended September 30, 2019, Infusion Consumables revenue was mostly impacted by exchange rates. On a constant currency basis, Infusion Consumables revenue would have been $365.1 million for the nine months ended September 30, 2019, an increase of $3.6 million or 1.0% as compared to the same period in the prior year.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
IV Solutions	$98.2	$114.4	$(16.2)	(14.2)%	$314.0	$394.2	$(80.2)	(20.3)%

IV Solutions sales decreased for the three and nine months ended September 30, 2019, as compared to the same periods in the prior year. Supply constraints at our competitors beginning in the second quarter of 2017 and continuing through 2018 caused some temporary customer purchases and stock-up on supplies of IV Solutions in the three and nine months ended September 30, 2018. These market shortages temporarily drove up the demand for our product during those periods. In addition, most of the temporary increase in IV Solutions sales that we had as a result of competitor supply constraints has returned to its original contract supplier.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Infusion Systems	$78.9	$81.5	$(2.6)	(3.2)%	$244.5	$263.3	$(18.8)	(7.1)%

Infusion Systems revenue decreased for the three and nine months ended September 30, 2019, as compared to the same periods in the prior year. For the three months ended September 30, 2019, the decrease in revenue, as compared to the prior year comparable period, was primarily due to the impact of exchange rates. For the nine months ended September 30, 2019, the decrease in revenue, as compared to the prior year comparable period was primarily due to the impact of exchange rates and net historical losses in our U.S. installed base of infusion pumps. On a constant currency basis Infusion Systems revenue would have been $81.0 million for the three months ended September 30, 2019, a decrease of $0.5 million or 0.6%, as compared to the same period in the prior year. On a constant currency basis Infusion Systems revenue would have been $253.5 million for the nine months ended September 30, 2019, a decrease of $9.8 million or 3.7%, as compared to the same period in the prior year.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Critical Care	$10.6	$13.5	$(2.9)	(21.5)%	$34.2	$40.7	$(6.5)	(16.0)%

Critical Care revenue decreased for the three and nine months ended September 30, 2019, as compared to the same periods in the prior year, primarily due to supply constraints.

Gross Margins

For the three and nine months ended September 30, 2019, gross margins were 38.6% and 37.6%, respectively, as compared to 41.1% for both the three and nine months ended September 30, 2018. The decrease in gross margin for the three and nine months ended September 30, 2019, as compared to the same period in the prior year was primarily due to the slowdown in manufacturing of IV Solutions and additional supply chain costs related to higher than optimal inventory levels. The nine months ended September 30, 2019, also included a one-time supply chain inventory optimization charge of $16.3 million for the initial ramp down of IV Solution production to align supply to market demand. We have no further significant plans in regard to the ramp down of IV Solution production for the remainder of the year.

Selling, General and Administrative (“SG&A”) Expenses

The following table summarizes our total SG&A Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
SG&A	$65.9	$76.6	$(10.7)	(14.0)%	$206.3	$243.5	$(37.2)	(15.3)%

SG&A expenses decreased for the three and nine months ended September 30, 2019, as compared to the same periods in the prior year. For the three months ended September 30, 2019 as compared to the same period in the prior year, consulting expense decreased $10.9 million, stock based compensation decreased $2.7 million, compensation expense decreased $1.5 million and information technology expenses decreased $1.2 million. Partially offsetting these decreases was a $3.0 million increase in depreciation expense, and a $1.7 million increase in bad debt expense. Consulting expense decreased as our transitional services agreement with Pfizer ended in the fourth quarter of 2018. Stock based compensation decreased in the current period due to an adjustment for changes in the number of performance shares estimated to vest. Compensation expense decreased in the current period as incentive bonuses were higher in the prior year due to company performance. Information technology expenses decreased as software maintenance costs decreased in the current period. Depreciation expense increased due to an increase in the depreciable asset base related to the HIS integration. Bad debt expense increased as a result of our assessment of our reserves related to our accounts receivable.

For the nine months ended September 30, 2019 as compared to the same period in the prior year, consulting expenses decreased $33.6 million, compensation expense decreased $9.6 million, legal expense decreased $4.0 million, information technology expenses decreased $3.8 million, stock based compensation decreased $2.5 million and travel expenses decreased $2.3 million. Partially offsetting these decreases was a $8.3 million increase in depreciation and amortization and a $7.4 million increase in bad debt and warranty expense. Consulting expense decreased as our transitional services agreement with Pfizer ended in the fourth quarter of 2018. Compensation expense decreased in the current period as incentive bonuses were higher in the prior year due to company performance. Legal expenses were higher in the prior year due to expenses incurred related to the contract settlement, discussed below. Information technology expenses decreased as software maintenance costs decreased in the current period. Stock based compensation decreased due to an adjustment for changes in the number of performance shares estimated to vest. Depreciation expense increased due to an increase in the depreciable asset base related to the HIS integration. Bad debt expense increased as a result of the quarterly assessment of our reserves related to our accounts receivable.

We reclassified $1.4 million and $5.1 million of foreign exchange losses from SG&A for the three and nine months ended September 30, 2018, respectively, to other income (expense), net to conform to our current year reporting of those gains and losses, see below.

Research and Development (“R&D”) Expenses

The following table summarizes our total R&D Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
R&D	$12.0	$13.2	$(1.2)	(9.1)%	$36.0	$39.3	$(3.3)	(8.4)%

R&D expenses decreased slightly for the three and nine months ended September 30, 2019, as compared to the same periods in the prior year. The current year expense is primarily related to compensation and benefit expenses incurred on our current R&D projects.

Restructuring and Strategic Transaction and Integration Expenses

Restructuring and strategic transaction and integration expenses were $8.0 million and $69.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $24.0 million and $64.3 million for the three and nine months ended September 30, 2018, respectively.
Restructuring charges

Restructuring charges were $0.8 million and $8.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $0.5 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. Restructuring charges for the three and nine months ended September 30, 2019, were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility and other plant restructuring. For the three and nine months ended September 30, 2018, the restructuring charges were related to the integration of our acquired HIS business. We expect to pay unpaid restructuring charges as of September 30, 2019, by early 2020.

Strategic transaction and integration expenses

Strategic transaction and integration expenses were $7.2 million and $61.0 million for the three and nine months ended September 30, 2019, respectively, as compared to $23.5 million and $61.3 for the three and nine months ended September 30, 2018, respectively. The strategic transaction and integration expenses during the three and nine months ended September 30, 2019 were primarily related to the integration of the HIS business. During the nine months ended September 30, 2019, the strategic transaction and integration expenses also included a one-time strategic supply chain restructuring charge of $22.1 million, which reduces our contracted commitments to our third party manufacturer and charges related to our final Pfizer separation costs and clean-up, which for the nine months ended September 30, 2019 included a $12.7 million non-cash write-off of related assets.

Change in Fair Value of Earn-out

We conducted a revaluation of the fair value of our HIS contingent earn-out liability that resulted in a decrease of value of $0.2 million and $47.4 million for the three and nine months ended September 30, 2019, respectively, as compared to an increase of value of $18.5 million and $20.5 million for the three and nine months ended September 30, 2018, respectively.

Contract Settlement

For the nine months ended September 30, 2019, we incurred a contract settlement expense of $3.8 million and for the nine months ended September 30, 2018, we incurred a contract settlement expense of $28.9 million. These expenses were related to the resolution of a dispute with a product partner, pursuant to which we renegotiated the terms of our contractual arrangement with that product partner and the associated rights and remedies.

Interest Expense

Interest expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, as compared to $0.3 million and $0.5 million for the three and nine months ended September 30, 2018. The interest expense for all periods is related to the amortization of financing costs incurred as of year-end December 31, 2017, in connection with a five-year Revolving Credit Facility and a related per annum commitment fee charged on the unused portion of the revolver under such Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Other Income (Expense), net

Other income (expense) netted to $0.0 million and $4.7 million for the three and nine months ended September 30, 2019, respectively, as compared to ($0.5) million and ($3.5) million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, interest income was $1.7 million and $5.1 million, respectively. The interest income for the three months ended September 30, 2019 was mostly offset by $1.5 million in foreign exchange losses. In 2019, we reported foreign exchange gains and losses in other income (expense), net, accordingly for comparative purposes we reclassified prior year's foreign exchange gains and losses to other income (expense), net from SG&A. For the three and nine months ended September 30, 2018, other income (expense), net was primarily related to this reclass which resulted in net foreign exchange losses of $1.7 million and $5.7 million, respectively, partially offset by $1.2 million and $3.2 million in interest income for the three and nine months ended September 30, 2018, respectively.

Income Taxes

Income taxes were accrued at an estimated effective tax rate of 19% and 14% for the three and nine months ended September 30, 2019, respectively, as compared to 85% and (4.0)% for the three and nine months ended September 30, 2018, respectively.

The effective tax rate for the three and nine months ended September 30, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI and tax credits. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The effective tax rate during the three and nine months ended September 30, 2019 included a discrete tax benefit of $0.3 million and $7.7 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate for the three and nine months ended September 30, 2019 is also impacted by the repatriation of certain intellectual property and assets from a liquidation of one of our foreign subsidiaries to the U.S. parent. In accordance with the changes to the accounting for income tax effects of such intra-entity transfers of assets, we recorded a net tax benefit of $3.8 million related to the liquidation. Lastly, the effective tax rate during the three and nine months ended September 30, 2019 included a discrete tax expense of $2.2 million related to return-to-provision adjustments for the year ended December 31, 2018 primarily due to changes in estimates for our U.S. GILTI inclusion.
The effective tax rate for the three and nine months ended September 30, 2018 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes and tax credits. The effective tax rate during the three and nine months ended September 30, 2018 included a discrete tax benefit of $1.6 million and $12.8 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate for the nine months ended September 30, 2018 was also impacted by a contract settlement. The contract settlement resulted in a tax benefit of $5.7 million, which is treated as a discrete item.

Liquidity and Capital Resources

During the first nine months of 2019, our cash, cash equivalents, short-term and long-term investments decreased by $47.3 million from $384.1 million at December 31, 2018 to $336.8 million at September 30, 2019.

Cash Flows from Operating Activities

Our net cash provided by operations for the nine months ended September 30, 2019 was $53.1 million. Net income plus adjustments for non-cash net expenses contributed $156.9 million. Net cash used in operations as a result of changes in operating assets and liabilities was $103.9 million. The changes in operating assets and liabilities included a $30.9 million increase in inventories, a $29.5 million increase in other assets, a $32.5 million increase in accounts receivable, a $23.2 million decrease in accrued liabilities, and a $3.0 million decrease in accounts payable. Offsetting these amounts was a $8.8 million decrease in prepaid expenses and other current assets and $6.5 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The increase in inventory was primarily due to an increase in our finished goods safety stock. The increase in other assets was primarily related to the purchase of spare parts. The increase in accounts receivable is mainly due to the current year reclassification of receivables from Pfizer and the timing of revenue and collections. In the current year, receivables from Pfizer are included in accounts receivable and not in a separate related-party receivable line item as in the prior year. As of December 31, 2018, Pfizer had sold all of its shares of our common stock thereby ending its related-party relationship with us. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation, partially offset by an increase in certain accruals including $22.1 million in accrued costs related to the initial ramp down of IV Solution production. The decrease in accounts payable was due to the timing of payments. The decrease in prepaid expenses and other current assets was primarily due to the collection of receivable amounts owed from Pfizer. The net changes in income taxes was a result of the timing of payments.

Our net cash provided by operations for the nine months ended September 30, 2018 was $110.3 million. Net income plus adjustments for non-cash net expenses contributed $147.8 million. Net cash used in operations as a result of changes in operating assets and liabilities was $37.5 million.  The changes in operating assets and liabilities included a $39.0 million increase in accounts receivable, an $18.5 million decrease in accrued liabilities, $12.4 million in net changes in income taxes, including excess tax benefits and deferred income taxes, a $2.1 million decrease in accounts payable and a $0.5 million increase in prepaid expenses and other assets. Offsetting these amounts was a $31.0 million decrease in related party receivables, a $12.2 million decrease in inventories and $8.3 million increase in other assets. The increase in accounts receivable is due to the increase in revenue. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation. The net changes in income taxes was a result of the timing of payments. The decrease in accounts payable was due to the timing of payments. The increase in prepaid expenses and other assets was primarily due to an increase in deferred costs, deferred tax charges, and other miscellaneous prepaid expenses mostly offset by a decrease in sales tax receivables, prepaid property insurance and property taxes. The decrease in related-party receivables was primarily due to the timing of amounts received from Pfizer. The decrease in inventory was primarily due to our continued inventory reduction effort. The increase in other assets was primarily due to the purchase of spare parts.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Nine months ended September 30,
	2019	2018	Change
Investing Cash Flows:
Purchases of property and equipment	$(73,253)	$(75,057)	$1,804	(1)
Proceeds from sale of assets held-for-sale	—	13,000	$(13,000)	(2)
Proceeds from sale of assets	19	—	19
Business acquisitions, net of cash acquired	(4,600)	(1,300)	(3,300)	(3)
Intangible asset additions	(6,461)	(5,375)	(1,086)
Purchases of investment securities	(17,994)	(30,495)	12,501	(4)
Proceeds from sale of investment securities	36,400	14,940	21,460	(5)
Net cash used in investing activities	$(65,889)	$(84,287)	$18,398
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

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Nine months ended September 30,
	2019	2018	Change
Financing Cash Flows:
Proceeds from exercise of stock options	$4,240	$14,211	$(9,971)	(1)
Tax withholding payments related to net share settlement of equity awards	(18,478)	(6,119)	(12,359)	(2)
Net cash used in financing activities	$(14,238)	$8,092	$(22,330)
______________________________
(1) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the nine months ended September 30, 2019, our employees surrendered 79,313 shares of our common stock from vested restricted stock awards as consideration for approximately $18.5 million in minimum statutory withholding obligations paid on their behalf. During the nine months ended September 30, 2018, our employees surrendered 25,745 shares of our common stock from vested restricted stock awards as consideration for approximately $6.1 million in minimum statutory withholding obligations paid on their behalf.

In August 2019, our Board of Directors approved a share purchase plan to purchase up to $100.0 million of our common stock.  This plan replaced our existing plan and has no expiration date.  As of September 30, 2019, all of the $100 million available for purchase was remaining under the plan.

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

We were in compliance with all financial covenants as of September 30, 2019.

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

In our European operations, our net Euro asset position at September 30, 2019 was approximately €48.3 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the September 30, 2019 spot rate would impact our consolidated amounts on these balance sheet items by approximately $5.3 million, or 0.7% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. In our Canadian operations, our net Canadian dollar asset position at September 30, 2019 was approximately $37.5 million. A 10% change in the conversion of the Canadian dollar to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the September 30, 2019 spot rate would impact our consolidated amounts on these balance sheet items by approximately $2.6 million, or 0.3% of these net assets. We currently do not hedge our Canadian dollar or Euro foreign currency exposures.

We have manufacturing facilities and conduct business transactions denominated in the Mexican Peso. We hedge a portion of our manufacturing spend, which reduces our exposure to the foreign currency exchange risk related to the Mexican Peso (see Note 7: Derivatives and Hedging to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q).

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the third quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
07/01/2019 — 07/31/2019	—	$—	—	$100,000,000
08/01/2019 — 08/31/2019	—	$—	—	$100,000,000
09/01/2019 — 09/30/2019	—	$—	—	$100,000,000
Third quarter of 2019 total	—	$—	—	$100,000,000
____________________________

(1)
Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was authorized by our Board of Directors and publicly announced in August, 2019.  This plan has no expiration date. We are not obligated to make any purchases under our stock purchase program. Subject to applicable state and federal corporate and securities laws, purchases under a stock purchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock purchase program can be discontinued at any time we feel additional purchases are not warranted.

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

ICU Medical, Inc.

(Registrant)

/s/ Scott E. Lamb	Date:	November 12, 2019
Scott E. Lamb
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)