Form 10-K
period 2019-12-31
ICU MEDICAL INC/DE
filed 2020-03-02
CIK 883984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-34634

ICU MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0022692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

951 Calle Amanecer
San Clemente	,	California	92673
(Address of principal executive offices)			(Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 366-2183

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
The NASDAQ Stock Market LLC
Common stock, par value $0.10 per share	ICUI	(Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes  ☒ No

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company," in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 28, 2019, the last business day of registrant’s most recently completed second fiscal quarter, was $4,836,397,922*.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2020 was 20,774,907.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2020 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Report.

____________________________
*  Without acknowledging that any person other than Dr. George A. Lopez is an affiliate, all directors and executive officers have been included as affiliates solely for purposes of this computation.

ICU Medical, Inc.
Form 10-K
For the Year Ended December 31, 2019

PART I

ITEM 1. BUSINESS

First person pronouns used in this Report, such as “we,” “us,” and “our,” refer to ICU Medical, Inc. ("ICU") and its subsidiaries unless context requires otherwise.

Company Background and Overview of Business

ICU is one of the world's leading pure-play infusion therapy companies with global operations and a wide-ranging product portfolio that includes IV solutions, IV smart pumps, dedicated and nondedicated IV sets and needlefree connectors, along with pain management and safety software technology designed to help meet clinical, safety and workflow goals. In addition, ICU manufactures automated pharmacy IV compounding systems with workflow technology, closed system transfer devices for hazardous IV drugs and cardiac monitoring systems to optimize patient fluid levels.

Headquartered in San Clemente, California, ICU was founded in 1984. In 1992, we had our initial public offering and reincorporated under Delaware law. Our primary customers are acute care hospitals, wholesalers, ambulatory clinics and alternate site facilities, such as outpatient clinics, home health care providers, and long-term care facilities. Since our inception we have grown organically and through acquisition, and we currently serve customers in more than 90 countries around the world.

In October 2015, we acquired Excelsior Medical Corporation’s SwabCap® disinfecting cap for needlefree IV connectors to enhance our direct and OEM infusion therapy product offerings and to open new customer opportunities globally.

In February 2017, we acquired Pfizer Inc.'s ("Pfizer") Hospira Infusion Systems ("HIS") business. The HIS acquisition complemented our legacy non-dedicated infusion sets and oncology business by expanding our product portfolio to include a complete intravenous infusion therapy product-line from IV solutions to IV pumps to non-dedicated infusion sets.

In November 2019, we acquired Pursuit Vascular, Inc. ("Pursuit"). Pursuit was a privately-held medical device company with a primary focus on innovative catheter disinfecting products and technologies to reduce costly bloodstream infections and lower healthcare costs. Pursuit’s primary product is the ClearGuard® HD cap, which is used for the maintenance of hemodialysis catheters.

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

•	SwabCap disinfecting cap, used to protect and disinfect any needlefree connector, including competitive brands of connectors;

•	TegoTM hemodialysis connector used to cap and protect hemodialysis central venous catheter hubs;

•	NovaCath™ and SuperCath™ peripheral IV catheters(PIV); and

•	ClearGuard HD antimicrobial barrier caps for hemodialysis catheters.

Closed System Transfer Devices (CSTD) and hazardous drug compounding systems are used to prepare and deliver hazardous IV medications such as those used in chemotherapy, which, if released, can have harmful effects to the healthcare worker and environment. Our products are:

•
ChemoLockTM CSTD which utilizes a proprietary needlefree connection method, is used for the preparation and administration of hazardous drugs. ChemoLock is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury;

•
ChemoClaveTM, an ISO Connection standard and universally compatible CSTD used for the preparation and administration of hazardous drugs. ChemoClave utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems. ChemoClave also is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminate the risk of needlestick injury; and

•
DianaTM hazardous drug compounding system, an automated sterile compounding system that incorporates ChemoClave and ChemoLock CSTD consumables and IV workflow technology for the accurate, safe, and efficient preparation of hazardous drugs. It is a user-controlled automated system that provides repeatable accuracy of drug mixes and minimizes clinician exposure to hazardous drugs while helping to maintain the sterility of the drugs being mixed.

The preparation of hazardous drugs typically takes place in a pharmacy where drugs are removed from vials and prepared for delivery to a patient. Those prepared drugs are then transferred to a nursing unit where the chemotherapy is administered via an infusion pump set to a patient. Components of the ChemoClave and ChemoLock product lines are used both in pharmacies and on the nursing floors for the preparation and administration of hazardous drugs.

Infusion Systems

We offer a wide range of infusion pumps, dedicated IV sets and software. Our primary Infusion System products are dedicated IV sets and the following:

Infusion Pump Hardware:

•
Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. Plum 360 was named the 2018, 2019 and 2020 Best in KLAS winner as top-performing IV smart pump and is the first medical device to be awarded UL Cybersecurity Assurance Program Certification; and

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

IV Solutions

We provide a broad portfolio of IV solutions to meet our customers’ clinical needs, providing a consistent supply of IV solutions, irrigation, and nutritionals to help provide safe and effective patient care. Our primary IV Solutions products are:

IV Therapy and Diluents:

•	Including Sodium Chloride, Dextrose, Balanced Electrolyte Solutions, Lactated Ringer's, Ringer's, Mannitol, Sodium Chloride/Dextrose, Sterile Water.

Irrigation:

•
Including Sodium Chloride Irrigation, Sterile Water Irrigation, Physiologic Solutions, Ringer's Irrigation, Acetic Acid Irrigation, Glycine Irrigation, Sorbitol-Mannitol Irrigation, Flexible Containers and Pour Bottle Options.

Critical Care

Our critical care products help clinicians get accurate real-time access to patients’ hemodynamic and cardiac status with an extensive portfolio of monitoring systems and advanced sensors & catheters. Measurements provided by our systems help clinicians determine how well the heart is pumping blood and how efficiently oxygen from the blood is being used by the tissues. Our primary Critical Care products are:

•	Cogent™ 2-in-1 hemodynamic monitoring system;

•	CardioFlo™ hemodynamic monitoring system;

•	TDQ™ and OptiQ™ cardiac output monitoring catheters;

•	TriOxTM venous oximetry catheters;

•	Transpac™ blood pressure transducers; and

•	SafeSet™ closed blood sampling and conservation system.

Financial information relating to our reporting segment and primary product lines is set forth in Part I, Item 6. "Selected Financial Data" and Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, and is incorporated herein by reference.

Manufacturing

As of December 31, 2019, we operate four primary manufacturing facilities globally, which are discussed in Part I, Item 2 of this report. We operate four main service centers globally. We also rely on certain outside manufacturers for certain product lines in Infusion Systems and IV Solutions.

Our four primary manufacturing sites are:

•	La Aurora de Heredia, Costa Rica, which manufactures most of our infusion pumps and dedicated disposables, as well as a portion of our non-dedicated infusion consumables products;

•	Ensenada, Mexico, which manufactures infusion consumables products;

•	Salt Lake City, Utah, which produces primarily our proprietary brands of connector and CSTD components, and sends those products to Costa Rica or Mexico for finished goods assembly; and

•	Austin, Texas, which produces our IV Solutions products.

Additionally, we leverage a long-term supply agreement with Pfizer (described below) to provide additional IV Solution products to us.

We also assemble compounders in our leased facility in Ludenscheid, Germany and Salt Lake City, Utah.

We have five main regional device service centers in San Jose, California; Sligo, Ireland; San Laurent, Quebec, Canada; Taipei, Taiwan and Rydalmere, Australia.

In 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") with Pfizer under which, (i) Pfizer manufactures and supplies us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, with a one-time two-year option to extend. The initial supply price will be annually updated and is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products.

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

Sales, Marketing and Administration

We ship around the world with the majority of our sales denominated in U.S. dollars, Euro and Canadian dollars. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2019.

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

Internationally, we manage distribution by utilizing international regional hubs and through independent distributors.

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

Manufacturing Regulation

We must also comply with FDA, International Organization for Standardization (“ISO”) and European Community ("EC") Directives and regulations such as the Council Directive 93/42/EEC (the "Medical Device Directive") and Regulation 2017/745 (the "Medical Device Regulation") governing medical device manufacturing practices. The FDA, state, foreign agencies and ISO require manufacturers to register and subject manufacturers to periodic FDA, state, foreign agencies and ISO inspections of their manufacturing facilities. We are a FDA and ISO registered medical device manufacturer, and must demonstrate that we and our contract manufacturers comply with the FDA’s QSR and cGMPs. The FDA and regulatory agencies outside the U.S. monitor compliance with these requirements through inspections of manufacturing facilities. If an inspector observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.

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

To market our products in the EC, we must conform to additional requirements of the EC and demonstrate conformance to established quality standards and applicable directives. As a manufacturer that designs, manufactures and markets its own devices, we must comply with the quality management standards of EN ISO 13485. Those quality standards are similar to the QSR regulations.

To market our products in the EC, manufacturers of medical devices must also conform to EC Directives and regulations such as the Medical Device Directive and the Medical Device Regulation and their applicable annexes. Those regulations assure that medical devices are both safe and effective and meet all applicable established standards prior to being marketed in the EC. Once a manufacturer and its devices are in conformance with the Medical Device Directive, the “CE” Mark may be affixed to its devices. The CE Mark gives devices unobstructed entry to all the member countries of the EC.

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

Other Healthcare Laws

We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These laws include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•
the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain health care professionals beginning in 2022, and teaching hospitals and ownership and investment interests held by the physicians described above and their immediate family members, and payments or other “transfers of value” to such physician owners; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to track and report information related to payments and other “transfers of value” to physicians and other healthcare providers or pricing, marketing expenditures and information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Violations of any of the laws described above include civil and criminal penalties, damages, fines, the curtailment or restructuring of an entity’s operations, the debarment, suspension or exclusion from federal and state healthcare programs and/or imprisonment.

Coverage and Reimbursement

Our profitability and operations are subject to changes in legislative, regulatory and reimbursement policies and decisions as well as changes in private payer reimbursement coverage and payment decisions and policies. Our products are purchased by hospitals, physicians and other healthcare providers that typically bill various third-party payors, such as governmental programs, private insurance plans and managed care plans, for the healthcare services and products provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for healthcare services and products from third-party payors is critical because it affects which products customer purchase and the prices they are willing to pay since our products are not separately reimbursed by any third-party payor. Third-party payors are increasingly reducing coverage and reimbursement for certain healthcare services and products and challenging prices charged for healthcare services and products.

Health Care Reform

In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to limit payments by governmental payors for medical devices, and the procedures in which medical devices are used. For example, in March 2010, comprehensive healthcare reform legislation was enacted through the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act (the “Affordable Care Act”), which, among other things, imposed, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, the Tax Cuts and Jobs Act, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. Such legislation and regulation of healthcare costs may, however, result in decreased lower reimbursements by governmental and private payors to our customers, which may adversely affect our business, financial condition and results of operations.

Data Privacy and Security

Medical device companies may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act (the “CCPA”), which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the EU. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.

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

 Infusion Consumables

We believe that our ability to effectively compete in the Infusion Consumables market depends upon our ability to differentiate our products based on continued innovation, safety, quality, convenience, reliability, patent protection, ease of use and the pricing of our products, in addition to access to distribution channels. We encounter significant competition in this market both from global, large, established medical device manufacturers and from smaller companies. We compete with products and systems marketed by Becton Dickinson ("BD"), Baxter International ("Baxter"), and B. Braun Medical, Inc. ("B. Braun"). There is no assurance that we will be able to compete successfully with these larger competitors. Our CSTD used for the preparation and safe handling of oncology drugs, compete with similar products from BD, and B. Braun. We believe that our current CSTD product offering provides benefits over these competing systems in several areas related to safety, ease of use, quality, and cost; however, ongoing innovation in this market space will be required, and there is no assurance that these innovations will be able to sustain continued growth.

Infusion Systems

We face strong global competitors in the Infusion Systems market. In the United States ("U.S.") our competitors include BD, Baxter, and to a lesser extent B. Braun. Outside of the U.S., our primary competitors are BD, B. Braun, Fresenius Kabi, a division of Fresenius Group and a large number of local market pump manufacturers.  These competitors benefit from greater financial, research and development and marketing resources than we have. The smart pump market in recent years has been troubled with security concerns, and product recalls. We believe our ability to effectively compete in this market segment will be determined by our ability to build our brand strength using the development of technological advancements aimed at increasing the quality, reliability and safety of our pumps while at the same time focusing on manufacturing efficiency and cost-effectiveness, which are operationally challenging with evolving product lines.

IV Solutions

We participate in the IV solutions market only in the U.S. and Canada. Our primary competitors in the U.S. include Baxter, and B. Braun. Demand for IV solutions is typically high and raw materials required to produce IV solutions are readily available.  Our ability to compete will depend on our ability to maximize production, develop innovations in our product line, focus on cost-effectiveness and our ability to maintain the appropriate quality infrastructure.

Critical Care

Our primary competitor in Critical Care is Edwards Lifesciences.

Patents

We have U.S. and/or certain foreign patents relating to the technologies found in the Clave / MicroClave Connector, MicroClave Clear Connector, Neutron Connector, CLC2000 Connector, Tego Connector, ChemoClave Technologies, ChemoLock Technologies, Click Lock Technology, SwabCap, Custom Set Design and Manufacturing Methods, Diana Hazardous Drug Compounding System and ClearGuard. We have applications pending for additional U.S. and/or foreign patents on MicroClave Connector, Neutron Connector, Tego Connector, Y-Clave Connector with Integral Check Valve, ChemoClave Technologies, ChemoLock Technologies, Swabcaps, Diana Hazardous Drug Compounding System and ClearGuard.

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

Our success may depend in part on our ability to obtain patent protection for our products and to operate without infringing the proprietary rights of third parties. While we have obtained certain patents and applied for additional U.S. and foreign patents covering certain of our products, there is no assurance that any additional patents will be issued, that the scope of any patent protection will prevent competitors from introducing similar devices or that any of our patents will be held valid if subsequently challenged. Our patents are important in preventing others from introducing competing products that are as effective as our products. The loss of patent protection on the Clave/MicroClave, Neutron, Tego Connector, Swabcap, ChemoClave and ChemoLock technologies, could adversely affect our ability to exclude other manufacturers from producing effective competitive products and could have an adverse impact on our financial results.

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

Research and Development

Our research and development costs include personnel costs and expenses related to the development of new products. Research and development costs were $48.6 million in 2019, $52.9 million in 2018 and $51.3 million in 2017.

Employees

At December 31, 2019, we had approximately 8,000 employees.

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

Risks Related to our Strategic Transactions

We have may continue to acquire businesses, form strategic alliances or make investments in businesses or technologies that could adversely impact our business and our operating results and such transactions could result in unforeseen operating difficulties, expenditures and require significant management resources, charges or write-downs.

We have and may continue to seek to supplement our internal growth through acquisitions of complementary businesses, technologies, services, or products, as well as investments and strategic alliances. We compete for those opportunities with others including our competitors, some of which have greater financial or operational resources than we do. We may not be able to identify suitable acquisition candidates or strategic partners, we may have inadequate access to information or insufficient time to complete due diligence, and we may not be able to complete such transactions on favorable terms, if at all. Such transactions are inherently risky, and the integration of any newly-acquired business requires significant effort and management attention that otherwise would be available for ongoing development of our other businesses.

The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. Difficulties in assimilating acquired businesses include a number of special risks in addition to the difficulty of integrating cultures and operations and the diversion of management’s attention, including adverse short-term effects on our reported operating results, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could materially and adversely affect our operations and financial performance. Integration of an acquired business also may disrupt our ongoing operations and require management resources that we would otherwise focus on developing our existing business. For example, we acquired the HIS business in February 2017, which includes IV pumps, solutions, and devices in order to create a leading pure-play infusion therapy company, but we continue to make significant integration efforts in order to achieve the anticipated benefits of the transaction. In addition, in connection with the HIS business acquisition, we also entered into two manufacturing and supply agreements (the “MSAs”) with Pfizer under which, (i) Pfizer manufactures and supplies us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, with a one-time two-year option to extend. Our facility in Austin, Texas manufactures and supplies these products to Pfizer under the MSAs, which, for certain products, could expire as early as 2022. The expiration of these MSAs may adversely impact our production capacity utilization of our Austin facility, which could result in unforeseen operating difficulties and may impact our profitability.

In addition, any acquisition could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. We may also experience losses related to investments in other companies, which could have an adverse effect on our results of operations and financial condition. As such, there can be no assurance that any past or future transactions will be successful.

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

The increasing burdens on our management resources and financial controls resulting from internal growth and acquisitions could adversely affect our operating results. Failure to manage this growth could adverse effect our operations through higher manufacturing costs, declining product quality, slower responses to competitive challenges, among other things. A failure in any one of these areas could make it difficult for us to meet market expectations for our products, and could damage our reputation and our financial performance may be adversely affected.

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

Damage to any of our manufacturing facilities or supply chain network could impair our ability to produce our products.

A severe weather event, other natural or man-made disaster, or any other significant disruption, such as outbreak of disease (including the recent coronavirus outbreak), affecting our manufacturing facilities or our suppliers and logistics partners could materially and adversely impact our business, financial condition and results of operations. Certain of our key product components are manufactured in China and the extent to which our ability to produce products is affected by the coronavirus will largely depend on future developments, which are highly uncertain and cannot be accurately predicted.

We have a single manufacturing facility for our Clave products located in Salt Lake City, Utah.  Our Salt Lake City facility also produces other components on which our manufacturing operations in Mexico and Costa Rica rely. Our IV Solutions are manufactured at our manufacturing facility in Austin, Texas and by a third party manufacturer Pfizer in Rocky Mount, North Carolina or our suppliers’ facilities. If our facilities are inoperable, for even a short period of time, it could adversely affect our ability to manufacture and distribute our products in a timely or cost-effective manner, and our ability to make product sales. Furthermore, our facilities and the equipment we use to perform our manufacturing processes could be unavailable or costly and time-consuming to repair or replace.

Damage to any of our facilities could render us unable to manufacture our products or require us to reduce the output of products at the damaged facility. We carry insurance for damage to our property and disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our facilities and business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Market and Other External Risks

If we are unable to compete successfully with our competitors, we may be unable to maintain market share, in which case our sales may not grow and our profitability may be adversely affected.

The consumable medical device segment of the health care industry and in particular the infusion products market is intensely competitive and is experiencing both horizontal and vertical consolidation. We believe that our ability to compete depends upon numerous factors including, among other things, continued product innovation, the quality, convenience and reliability of our products, access to distribution channels, patent protection and pricing. The ability to compete effectively depends on our ability to differentiate our products based on these factors, as well as our ability to perceive and respond to changing customer needs. We encounter significant competition in our markets both from large established medical device manufacturers and from smaller companies. Many of these companies have introduced competitive products with features not provided by the conventional products and methods they are intended to replace. Most of our current and prospective competitors have economic and other resources substantially greater than ours and are well established in the healthcare industry. Several large, established competitors offer broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals and group purchasing organizations to supply all of their infusion product requirements. Due to the highly competitive nature of the group purchasing organizations (“GPOs”) or integrated delivery networks (“IDNs”) contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our products portfolio. Furthermore, the increasing leverage of organizing buy-in groups may reduce market prices for our products thereby affecting our profitability. While having a contract with a GPO or IDN can facilitate sales to members of that GPO or IDN, it is no assurance that sales volume of those products will be maintained. The members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability. In addition, distributors of our products may begin to negotiate terms of sale more aggressively in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing or other terms of sale could adversely affect our results of operations and financial condition. In addition, if we fail to implement distribution arrangements successfully, it could cause us to lose market share to our competitors. Moreover, there is no assurance that our competitors will not substantially increase resources devoted to the development, manufacture and marketing of products competitive with our products. The successful implementation of such a strategy by one or more of our competitors could materially and adversely affect us.

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

Innovations generally require a substantial investment in product development before we can determine their commercial viability, and we may not have the financial resources necessary to fund these innovations. Even if we succeed in creating new product candidates from these innovations, those innovations still may fail to result in commercially successful products. The success of new product offerings for device products depends on several factors, including our ability to anticipate and meet customers' or patients’ needs, obtain timely regulatory approvals or clearances, and manufacture quality products in an economic and timely manner. Even if we are able to develop successfully new products or enhancements, we may not produce sales exceeding the costs of development, and we may not avoid infringing the proprietary rights of third parties. Further, those new or enhanced products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. Moreover, innovations may not be successful due to difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies, or obtaining favorable pricing on those products. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice and uncertainty over third-party reimbursement.

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

We have been and will be ordering production molds and equipment for our new products.  We expect to order semi-automated or fully automated assembly machines for other new Infusion Consumables products in 2020.  We also are adding additional IV Solutions capacity at our IV Solutions manufacturing facility. If we do not achieve significant sales of these new products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because its costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

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
In Europe the General Data Protection Regulation ("GDPR") became applicable on May 25, 2018, replacing the prior data protection laws issued by each EU member state based on the Directive 95/46/EC. Unlike the Directive (which needed to be transposed at national level), the GDPR text is directly applicable in each EU member state, resulting in a more uniform application of data privacy laws across the EU. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR are significant-the greater of EUR 20 million or 4% of global turnover. The GDPR provides that EU member states may introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. We are subject to the supervision of local data protection authorities in those jurisdictions where we are established or otherwise subject to applicable law. In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.
The California legislature passed the California Consumer Privacy Act of 2018 (the "CCPA") on June 28, 2018, which went into effect on January 1, 2020. The CCPA applies to certain businesses that collect personal information from California residents, whether directly or indirectly. The CCPA establishes several consumer rights including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information, and a right to equal service and price regardless of exercise of these rights. Violation of the CCPA can result in civil penalties through enforcement by the California Attorney General (effective July 1, 2020) or a private right of action by consumers following a data breach (effective January 1, 2020). The law includes specific exemptions for entities and information covered by HIPAA or the Confidentiality of Medical Information Act (CMIA). However, not all personal information maintained by entities covered by HIPAA or CMIA is exempt from the CCPA. The U.S. Congress may also pass a law to pre-empt all or part of the CCPA. As passed, the effects of the CCPA potentially are significant, however, and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Implementing regulations from the Attorney General that may clarify the CCPA are not due until July 1, 2020 and additional amendments to the CCPA may be signed into law before then.
Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology systems, which support our operations. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from, among others, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or similar disruptive problems. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures and brand could be harmed and our results of operations could be negatively affected. Data security breaches and other incidents may also result from non-technical means (e.g., actions by employees or contractors). Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of personally identifiable information. Any compromise of our security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we expect to form strategic relationships. Any such compromise could also result in damage to our reputation and a loss of confidence in our security and privacy or data protection measures. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenue, regulatory actions or litigations. Any of these effects could materially and adversely affect our business, financial condition and results of operations.

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

Cost volatility or loss of supply of our raw materials could have an adverse effect on our profitability.

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

The market for small and mid-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From January 2017 through December 2019, our trading price ranged from a high of $321.70 per share to a low of $127.00 per share.  We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, acquisitions or divestitures, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders, market rumors and substantial product orders could contribute to the volatility in the price of our common stock. General economic trends unrelated to our performance such as recessionary cycles, changing interest and tax rates may also adversely affect the market price of our common stock; the recent macroeconomic downturn could depress our stock price for some time.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for approximately 59% of our outstanding shares at the end of 2019. If one or more of the institutions or if our other large stockholders should decide to reduce or eliminate their position in our common stock, it could cause a significant decrease in the price of our common stock.

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
There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including additional fines and/or imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•
the federal civil and criminal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
the federal Physician Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP") to report annually to the US Department of Health and Human Services Centers for Medicare and Medicaid Services ("CMS") information related to payments and other transfers of value to physicians, certain other healthcare providers beginning in 2022, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•
HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; and state laws related to insurance fraud in the case of claims involving private insurers.

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

Our profitability and operations are subject to risks relating to changes in government and private reimbursement programs and policies and changes in legal requirements in the U.S. and in the world. There have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability in the U.S. and abroad. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Affordable Care Act”) were signed into law introducing comprehensive health insurance and healthcare reforms in the U.S.  Among the provisions of such legislation that may have an adverse impact on us was a 2.3% excise tax imposed on medical device manufacturers for the sale of certain medical devices to U.S. customers, which, due to subsequent legislative amendments, was suspended, effective January 1, 2016, and subsequently repealed altogether, effective January 1, 2020. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been efforts to challenge, repeal or replace the Affordable Care Act. For example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance, beginning in 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the Affordable Care Act’s individual mandate to carry insurance coverage is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted that reduced payments to Medicare providers. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial payers to reduce costs while expanding individual healthcare benefits. The ultimate implementation of any healthcare reform legislation and any new laws and regulations, and its impact on us, is impossible to predict. Any significant reforms made to the healthcare system in the U.S., or in other jurisdictions, may have an adverse effect on our financial condition and results of operations.

Our business could be materially and adversely affected if we fail to defend and enforce our patents or other proprietary rights, if our products are found to infringe patents or other proprietary rights owned by others or if the cost to protect our patent or other proprietary rights becomes excessive or as our patents expire.

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

We generally have multiple patents covering various features of a product, and as each patent expires, the protection afforded by that patent is no longer available to us, even though protection of features that are covered by other unexpired patents may continue to be available to us.  The loss of patent protection on certain features of our products may make it possible for others to manufacture and sell products with features identical or similar to ours, which could adversely affect our business.

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

In the past, we have faced patent infringement claims related to our Clave products, the CLC2000 Connector and Tego Connector. We believe these claims had no merit, and all have been settled or dismissed.  We may also face claims in the future. Any adverse determination on these claims related to our products, if any, could have a material adverse effect on our business.

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

In May 2017, the Medical Device Regulation (Regulation 2017/745) entered into force to replace the Medical Device Directive, as amended. Unlike directives, which must be implemented into the national laws of the European Economic Area member States (the “EEA member States”), the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation will become applicable three years after publication (in May 2020). Once applicable, the Medical Devices Regulation will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the EU;

•	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

As a result of these new requirements, we may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations.

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

The use of our products exposes us to an inherent risk of product liability. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. Patients, healthcare workers, healthcare providers or others who claim that our products have resulted in injury could initiate product liability litigation seeking large damage awards against us. Costs of the defense of such litigation, even if successful, could be substantial. We maintain insurance against product liability and defense costs in the amount of $40,000,000 per occurrence. There is no assurance that we will successfully defend claims, if any, arising with respect to products or that the insurance we carry will be sufficient. A successful claim against us in excess of insurance coverage could materially and adversely affect us, and result in substantial liabilities and reputational harm. Furthermore, there is no assurance that product liability insurance will continue to be available to us on acceptable terms.

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

We operate in a global market and global operations are subject to a number of risks.  Sales to customers outside of the U.S. made up approximately 27% of our revenue in 2019 and as our operations and sales located in Europe and other areas outside the U.S. increase, we may face new challenges and uncertainties, although we can give no assurance that such operations and sales will increase. Additionally, following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the EU relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. In addition, the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the United Kingdom and the EU and other parties and create economic and political uncertainty in the region.

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

•	uncertainties regarding judicial systems and procedures;

•	minimal or diminished protection of intellectual property in some countries;

•	natural disasters or outbreak of diseases;

•	imposition of government controls; and

•	regulatory changes that may place our products at a disadvantage.

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

A significant amount of our products are manufactured outside of the U.S. The U.S. government has recently initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. For example, in 2018, the U.S. imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by other countries in response, could prevent or make it difficult for us to obtain the components needed for new products which would affect our sales. Increased tariffs would require us to increase our prices which likely would decrease customer and consumer demand for our products. Additionally, we are subject to income taxes in the United States and numerous foreign jurisdictions. Any significant changes in current U.S. trade, tax or other policies could have a material adverse effect upon our results of operations.

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

Our international sales are subject to higher credit risks than sales in the U.S. Many of our distributors are small and may not be well capitalized. Payment terms are relatively long. The European hospitals tend to be significantly slower in payment which has resulted in an increase to our days sales outstanding from previous years.  Our prices to our international distributors, outside of Europe, for product shipped to the customers from the U.S., Costa Rica or Mexico are generally denominated in U.S. dollars, but their resale prices are set in their local currency. A decline in the value of the local currency in relation to the U.S. dollar may adversely affect their ability to profitably sell in their market the products they buy from us, and may adversely affect their ability to make payment to us for the products they purchase. Legal recourse for non-payment of indebtedness may be uncertain. These factors all contribute to a potential for credit losses.

We are dependent on manufacturing in Mexico, and could be adversely affected by increased labor costs and any economic, social or political disruptions.

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

We market our products in certain foreign markets through our subsidiaries and other international distributors. The related sales agreements may provide for payments in a foreign currency. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates. When the U.S. dollar weakens against these currencies, the dollar value of foreign-currency denominated revenue and expense increases, and when the dollar strengthens against these currencies, the dollar value of foreign-currency denominated revenue and expense decreases. We are exposed to foreign currency risk on outstanding foreign currency denominated receivables and payables. Changes in exchange rates may adversely affect our results of operations. Our primary foreign currency exchange rate exposures are currently with the Euro, Mexican Peso, Costa Rican Colón, and the Canadian Dollar against the U.S. dollar. Disruptions in the financial markets, including the impact of the United Kingdom’s withdrawal from the EU, could also, among other things, create volatility in currency exchange rates.

We currently do not hedge against our foreign currency exchange rate risks, other than the Mexican Peso and therefore believe our exposure to these risks may be higher than if we entered into hedging transactions, including forward exchange contracts or similar instruments. If we decide in the future to enter into forward foreign exchange contracts to attempt to reduce the risk related to foreign currency exchange rates, these contracts may not mitigate the potential adverse impact on our financial results due to the limitations and difficulty forecasting future activity. In addition, these types of contracts may themselves cause financial harm to us and have inherent levels of counter-party risk over which we would have no control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters and the locations and uses of our principal manufacturing and other properties as of December 31, 2019, are as follows:

Location	Approximate Square Footage	Primary Use	Owned/Leased
San Clemente, California, U.S.	39,000	Corporate Headquarters and R&D	Owned
San Clemente, California, U.S.	28,108	Corporate Headquarters	Leased
San Diego, California, U.S.	44,779	Corporate Offices and R&D	Leased
Lake Forest, Illinois, U.S.	137,498	Corporate Offices	Leased
Montreal, Canada	16,414	Corporate Offices	Leased
Chennai, India	36,879	R&D	Leased
Rydalmere, NSW Australia	14,735	Corporate Offices/Device service center	Leased

Austin, Texas, U.S.	594,602	Manufacturing	Owned
Ensenada, Baja California, Mexico	265,021	Manufacturing	Owned
La Aurora, Costa Rica	626,869	Manufacturing	Owned
Salt Lake City, Utah, U.S.	450,000	Manufacturing	Owned

Round Rock, Texas, U.S.	71,960	Warehouse/Manufacturing	Owned

Farmers Branch, Texas, U.S.	66,060	Distribution Warehouse	Owned
King of Prussia, Pennsylvania, U.S.	105,571	Distribution Warehouse	Owned
Santa Fe Springs, California, U.S.	76,794	Distribution Warehouse	Owned

San Jose, California, U.S.	78,119	Device service center	Leased
Sligo, Ireland	26,000	Device service center	Leased

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

Stockholders

As of January 31, 2020, we had 54 stockholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Securities authorized for issuance under equity compensation plans are discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the fourth quarter of 2019:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
10/01/2019 - 10/31/2019	—	$—	—	$100,000,000
11/01/2019 - 11/30/2019	—	$—	—	$100,000,000
12/01/2019 - 12/31/2019	—	$—	—	$100,000,000
Fourth quarter 2019 total	—	$—	—	$100,000,000
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our Consolidated Financial Statements. During 2017, we acquired HIS (see Note 2 to the consolidated financial statements in Part II, Item 8 of this Form 10-K). During 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements. Our historical operating results are not necessarily indicative of future operating results and should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	(in thousands, except per share data)
	2019	2018	2017	2016	2015
INCOME DATA:
REVENUE
Net sales	$1,266,208	$1,400,040	$1,292,166	$379,339	$341,254
Other	—	—	447	33	414
TOTAL REVENUE	1,266,208	1,400,040	1,292,613	379,372	341,668
COST OF GOODS SOLD	794,344	830,012	866,518	177,974	160,871
GROSS PROFIT	471,864	570,028	426,095	201,398	180,797
Selling, general and administrative expenses(1)	276,982	320,002	302,169	89,426	83,216
Research and development expenses	48,611	52,867	51,253	12,955	15,714
Restructuring and strategic transaction	80,574	105,390	77,967	15,348	8,451
Contract settlement	5,737	41,613	—	—	—
Change in fair value of contingent earn-out	(47,400)	20,400	8,000	—	—
Gain on sale of assets	—	—	—	—	(1,086)
Legal settlements	—	—	—	—	1,798
Impairment of assets held for sale	—	—	—	728	4,139
TOTAL OPERATING EXPENSES	364,504	540,272	439,389	118,457	112,232
INCOME (LOSS) FROM OPERATIONS	107,360	29,756	(13,294)	82,941	68,565
BARGAIN PURCHASE GAIN	—	—	70,890	1,456	—
INTEREST EXPENSE	(549)	(709)	(2,047)	(118)	(39)
OTHER INCOME (EXPENSE), net(1)	7,896	(6,673)	(4,266)	885	1,173
INCOME BEFORE INCOME TAXES	114,707	22,374	51,283	85,164	69,699
(PROVISION) BENEFIT FOR INCOME TAXES	(13,672)	6,419	17,361	(22,080)	(24,714)
NET INCOME	$101,035	$28,793	$68,644	$63,084	$44,985
NET INCOME PER SHARE
Basic	$4.90	$1.41	$3.50	$3.90	$2.84
Diluted	$4.69	$1.33	$3.29	$3.66	$2.73
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,629	20,394	19,614	16,168	15,848
Diluted	21,545	21,601	20,858	17,254	16,496
Cash dividends per share	$—	$—	$—	$—	$—
CASH FLOW DATA:
Total cash flows from operations	$101,918	$160,215	$154,423	$89,941	$64,195
__________________________
(1) For the years 2018 and 2017, we reclassified foreign currency losses out of selling, general and administrative in to other income (expense), net to be comparative to the current year presentation.

	As of December 31,
	(in thousands)
	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investment securities	$292,637	$382,110	$300,133	$445,082	$377,397
Working capital	$633,729	$677,747	$654,370	$528,560	$462,389
Total assets	$1,692,382	$1,585,391	$1,496,951	$704,688	$626,825
Stockholders’ equity	$1,377,244	$1,263,655	$1,198,254	$660,155	$579,871

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Business Overview and Highlights

We are one of the world's leading pure-play infusion therapy companies with global operations and a wide-ranging product portfolio that includes IV solutions, IV smart pumps, dedicated and nondedicated IV sets and needlefree connectors, along with pain management and safety software technology designed to help meet clinical, safety and workflow goals. In addition, we manufacture automated pharmacy IV compounding systems with workflow technology, closed system transfer devices for hazardous IV drugs and cardiac monitoring systems to optimize patient fluid levels.

The system integration of Pfizer's HIS business that was primarily completed by the end of 2018 resulted in cost improvements and operating efficiencies during 2019. These cost improvements and operating efficiencies partially offset the revenue decrease for the current period as compared to the prior year, which was driven in part by our competitive commercial environment, primarily in our IV Solutions product line.

Consolidated Results of Operations

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Year Ended December 31,
	2019		2018		2017
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$923.3	73%	$1,054.7	75%	$980.0	76%
International	342.9	27%	345.3	25%	312.6	24%
Total Revenue	$1,266.2	100%	$1,400.0	100%	$1,292.6	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

Product line	2019	2018	2017
Infusion Consumables	37%	35%	28%
Infusion Systems	26%	25%	23%
IV Solutions	33%	36%	40%
Critical Care	4%	4%	4%
Other	—%	—%	5%
	100%	100%	100%

We manage our product distribution in the U.S. through a network of three owned distribution facilities, as well as, through direct channels, which include independent distributors and the end users of our products, and as original equipment manufacturer suppliers. Most of our independent distributors handle the full line of our products. Internationally, we manage distribution utilizing international regional hubs and through independent distributors.

In the U.S. a substantial amount of our products are sold to group purchasing organization ("GPO") member hospitals. We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships to secure long-term contracts with large healthcare providers and major buying organizations.  Although we believe that we are not dependent on any single distributor, large healthcare provider or major buying organization for distribution of our products, the loss of a strategic relationship with any one of these or a decline in demand for our products could have a material adverse effect on our operating results.

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

Acquisitions

On November 2, 2019, we acquired 100% interest in Pursuit for total consideration of approximately $75.0 million in cash and a potential contingent earn-out of up to $50.0 million payable in 2021.     See Note 2 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further details of our acquisitions.

We present summarized income statement data in Item 6. Selected Financial Data. The following table shows, for the three most recent years, the percentages of each income statement caption in relation to total revenues.

	Percentage of Revenues
	2019	2018	2017
Revenue
Net sales	100%	100%	100%
Other	—%	—%	—%
Total revenues	100%	100%	100%
Gross margin	37%	41%	33%
Selling, general and administrative expenses	22%	23%	24%
Research and development expenses	4%	4%	4%
Restructuring and transaction expense	6%	8%	6%
Change in fair value of contingent earn-out	(4)%	1%	1%
Contract settlement	—%	3%	—%
Total operating expenses	28%	39%	35%
Income (loss) from operations	9%	2%	(2)%
Bargain Purchase Gain	—%	—%	5%
Interest expense	—%	—%	—%
Other income (expense), net	1%	—%	—%
Income before income taxes	10%	2%	3%
Provision (Benefit) For Income taxes	1%	—%	(1)%
Net income	9%	2%	4%

Total revenues for 2019, 2018 and 2017 were $1.3 billion, $1.4 billion and $1.3 billion, respectively.

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2019	2018	2017	2019 over 2018		2018 over 2017
Infusion Consumables	$477.6	$483.0	$365.6	$(5.4)	(1.1)%	$117.4	32.1%

Infusion Consumables revenue decreased in 2019, as compared to 2018. The decrease was mostly driven by foreign exchange rates. On a constant currency basis, Infusion Consumables revenue would have been $485.8 million for 2019, an increase of $2.8 million or 0.6%, as compared to 2018.

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

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2019	2018	2017	2019 over 2018		2018 over 2017
Infusion Systems	$328.3	$355.5	$290.2	$(27.2)	(7.7)%	$65.3	22.5%

Infusion Systems revenue decreased in 2019, as compared to 2018. The decrease in revenue was primarily due to the impact of exchange rates and losses of our non-core ambulatory and patient controlled analgesia pumps business. On a constant currency basis Infusion Systems revenue in 2019 would have been $338.6 million, a decrease of $16.9 million or 4.8%, as compared to 2018.

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

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2019	2018	2017	2019 over 2018		2018 over 2017
IV Solutions	$415.0	$508.0	$522.0	$(93.0)	(18.3)%	$(14.0)	(2.7)%

IV Solutions sales decreased in 2019, as compared to 2018. Supply constraints at our competitors beginning in the second quarter of 2017 and continuing through 2018 caused some temporary customer purchases and stock-up of IV Solutions in 2018. These market shortages temporarily drove up the demand for our product during the latter part of 2017, in 2018 and during the first part of 2019. In addition, the temporary increase in IV Solutions sales that we had as a result of competitor supply constraints has generally normalized as customers have returned to their original contract supplier.

IV Solutions sales decreased in 2018, as compared to 2017. In 2017, the supply constraints at our competitors, mentioned above, temporarily drove up the demand for our products. During 2018, supply normalized, which started to normalize customer demand. IV Solutions revenue for 2017 includes approximately eleven months of revenue from the point of closing of the HIS transaction to the end of the year.

Critical Care

The following table summarizes our total Critical Care revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2019	2018	2017	2019 over 2018		2018 over 2017
Critical Care	$45.3	$53.5	$50.0	$(8.2)	(15.3)%	$3.5	7.0%

Critical Care revenue decreased in 2019, as compared to 2018, primarily due to manufacturing constraints.

In 2018, Critical Care revenue increased, as compared to 2017, primarily due to new product shipments of the Cogent patient monitor and due to timing of orders.

Revenue from Deferred Close Entities

As part of the HIS business acquisition, the closing of certain foreign jurisdictions were deferred, as such, we entered into a Net Economic Benefit agreement with Pfizer (see Note 2 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information). The revenue data related to these deferred closing entities was not available by product line, therefore our revenue by product line for 2017 described above did not include amounts related to these entities. All of the deferred closing entities were effectively closed in 2018, which allowed for allocation of all of the revenue to a specific product line for 2018 and beyond.

The following table summarizes our revenue from our deferred close entities (in millions):

	Year Ended December 31,			$ change	% change
	2019	2018	2017	2018 over 2017
Revenue from Deferred Close Entities	$—	$—	$64.4	$(64.4)	*
______________________________
* Not meaningful.

Gross Margins

Gross margins for 2019, 2018 and 2017 were 37.3%, 40.7%, and 33.0%, respectively.

The decrease in gross margin in 2019, as compared to 2018 was primarily due to the slowdown in manufacturing of IV Solutions and additional supply chain costs related to higher than optimal inventory levels. In 2019, we also recorded a one-time supply chain inventory optimization charge of $16.3 million for the initial ramp down of IV Solution production to align supply to market demand.

The increase in gross margin in 2018, as compared to 2017, was primarily due to a change in product mix related to increased Infusion Consumables and increased factory efficiencies. 2017 was negatively impacted by the step-up of inventory from the purchase accounting related to the HIS acquisition.

Selling, General and Administrative ("SG&A") Expenses

The following table summarizes our SG&A expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2019	2018	2017	2019 over 2018		2018 over 2017
SG&A	$277.0	$320.0	$302.2	$(43.0)	(13.4)%	$17.8	5.9%

Consolidated SG&A expenses decreased in 2019, as compared to 2018. Consulting expenses decreased $33.9 million, compensation expense decreased $17.9 million, legal expense decreased $3.8 million, marketing expenses decreased $3.4 million, information technology decreased $3.3 million, stock based compensation decreased $3.2 million and travel expenses decreased $2.8 million. Partially offsetting these decreases was a $10.6 million increase in depreciation and amortization and a

$7.9 million increase in bad debt and warranty expense. Consulting expenses decreased as our transitional services agreement with Pfizer ended in the fourth quarter of 2018. Compensation expense decreased in the current period as incentive bonuses were higher in the prior year due to company performance. Legal expenses were higher in the prior year due to expenses incurred related to the contract settlement, discussed below. Marketing expenses decreased in the current period as the prior period included additional expenses related to post-acquisition branding efforts. Information technology expenses decreased as software maintenance costs decreased in the current period. Stock based compensation decreased due to an adjustment for changes in the number of performance shares estimated to vest. Depreciation expense increased due to an increase in the depreciable asset base related to the HIS integration. Bad debt expense increased as a result of the quarterly assessment of our reserves related to our accounts receivable.

Consolidated SG&A expense increased in 2018, as compared to 2017, primarily attributable to the impact of the integration of HIS as we incurred duplicative costs as we added resources to stand up the business that will replace the services provided under the transitional services agreement with Pfizer. Compensation expense increased $19.5 million, information technology expense increased $7.7 million, marketing expenses increased $4.5 million, legal expenses increased $3.5 million, travel expenses increased $3.3 million and dealer fees increased $2.2 million. Offsetting these increases was a $23.9 million decrease in consulting expenses and decreases in other miscellaneous expenses. Compensation increased due to an increase in headcount from new employees hired to support the company post-acquisition of HIS. Information technology expense increases were due to the HIS post-acquisition needs to stand up the company. Marketing expenses increased primarily due to the continued integration of HIS and the post-acquisition operational activity. Legal expenses increased due to the continued integration of HIS and legal services needed to support a larger business. Travel expense increased as a result of the operational needs of the company. Dealer fees increased due to the increase in revenue.

We reclassified $8.1 million and $1.8 million of foreign exchange losses for 2018 and 2017, respectively, from SG&A to other income (expense), net to conform to our current year reporting of those gains and losses.

Research and Development ("R&D") Expenses

The following table summarizes our total R&D Expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2019	2018	2017	2019 over 2018		2018 over 2017
R&D	$48.6	$52.9	$51.3	$(4.3)	(8.1)%	$1.6	3.1%

R&D expenses decreased slightly in 2019, as compared to 2018. The current year expense is primarily related to compensation and benefit expenses incurred on our current R&D projects.

In 2018, as compared to 2017, R&D expenses increased due to post-acquisition operational activity attributable to a larger business and 2017 includes approximately eleven months of R&D expense from the point of closing of the transaction to the end of the year.

Restructuring, Strategic Transaction and Integration Expenses

Restructuring, strategic transaction and integration expenses were $80.6 million, $105.4 million and $78.0 million in 2019, 2018 and 2017, respectively.

Restructuring Charges

In 2019, restructuring charges were $8.4 million. These charges were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility and other plant restructuring. We expect to pay unpaid restructuring charges as of December 31, 2019, in 2020.

In 2018, restructuring charges were $4.5 million. These charges were related to (i) severance costs from the reduction in our workforce as a result of the continued integration of HIS. All material charges in regard to these restructuring activities have been paid as of December 31, 2019.

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

Strategic Transaction and Integration Expenses

In 2019, we incurred $72.2 million in strategic transaction and integration expenses primarily related to the integration of the HIS business. Integration expenses included a one-time strategic supply chain restructuring charge of $22.1 million, which reduces our contracted commitments to our third party manufacturer and we incurred charges related to our final Pfizer separation costs and clean-up, which included a $12.7 million non-cash write-off of related assets.

In 2018, we incurred $100.9 million in strategic transaction and integration expenses primarily related to our continued integration of the HIS business and IT systems.

In 2017, we incurred $59.2 million in strategic transaction and integration expenses primarily related to our acquisition of the HIS business.

Change in fair value of contingent earn-out

In 2019, the fair value revaluation of our HIS contingent earn-out liability resulted in a change in value of $47.4 million reducing the liability balance to zero. The earn-out period ended on December 31, 2019 and we did not meet the required performance targets in order to pay out any of the earn-out.

In 2018, the fair value revaluation of our HIS contingent earn-out liability resulted in a change in fair value of $20.4 million.

In 2017, the fair value revaluation of our HIS contingent earn-out liability resulted in a loss of $8.0 million.

Contract Settlement

In 2019 and 2018, we incurred a $5.7 million and $41.6 million charge, respectively, related to the resolution of a dispute with a product partner, which resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement.

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

Interest Expense

Interest expense was $0.5 million, $0.7 million and $2.0 million in 2019, 2018 and 2017, respectively.

In 2019 and 2018, the interest expense was related to amortization of the financing cost incurred in 2017 in connection with the five-year Revolving Credit Facility ("Credit Facility") and a related per annum commitment fee charged on the unused portion of the revolver under such Credit Facility (see Note 11, Long-Term Obligations in our accompanying consolidated financial statements for additional information).

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

Other Income (Expense), net

Other income (expense), net was $7.9 million, $(6.7) million and $(4.3) million in 2019, 2018 and 2017, respectively.  In 2019, other income (expense), net was primarily due to interest income of $6.8 million related to our banking and investment accounts. In 2018, other income (expense), net included $5.4 million of interest income offset by $3.9 million loss on disposal of or write-off of property, plant and equipment and an $8.1 million reclassification of foreign exchange losses, net from SG&A to conform to the current year's presentation. In 2017, we reclassified $1.8 million of foreign exchange losses to other income (expense), net from SG&A.

Income taxes

Income taxes were accrued at an estimated annual effective tax rate of 12%, (29%) and (34%) in 2019, 2018 and 2017, respectively.

On December 22, 2017, the Tax Act was enacted into law, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S. corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017.

The effective tax rate in 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI") and tax credits. The effective tax rate for 2019 included a tax benefit of $9.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate for 2019 was also impacted by the repatriation of certain intellectual property and assets from a liquidation of one of our foreign subsidiaries to the U.S. parent. In accordance with the changes to the accounting for income tax effects of such intra-entity transfers of assets, we recorded a net tax benefit of $3.8 million related to the liquidation. Lastly, the effective tax rate during 2019 included a tax expense of $2.2 million related to return-to-provision adjustments for the year ended December 31, 2018 primarily due to changes in estimates for our U.S. GILTI inclusion.

The effective tax rate in 2018 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes and tax credits. The effective tax rate for 2018 included a tax benefit of $12.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

The effective tax rate for 2017 differs from the federal statutory rate of 35% because of the effect of the mix of foreign and state incomes, state taxes, tax credits, and impact of the gain on bargain purchase. The tax effect of the gain on bargain purchase is treated as a part of purchase accounting and is not a component of the income tax provision. The effective tax rate during 2017 also included a tax benefit of $20.8 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. In 2017, after the enactment of the Tax Act, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the toll charge on undistributed foreign earnings and profits and revaluation of deferred taxes related to the Tax Act. In 2017, we recorded income tax expense of $3.1 million as a result of the Tax Act, which is comprised of $1.1 million of income tax expense as a result of the re-measurement of deferred tax assets and liabilities at the new lower statutory tax rate of 21%, and a net tax expense of $2.0 million as a result of the mandatory deemed repatriation on earnings and profits of U.S.-owned foreign subsidiaries.

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

During 2019, our cash, cash equivalents and short-term investment securities decreased by $89.5 million from $382.1 million at December 31, 2018 to $292.6 million at December 31, 2019. Our cash provided by operations was offset primarily by acquisitions, the purchases of property and equipment and cash taxes paid by us on the employees behalf related to net share settlement of their equity awards.

Future Cash Flows

Short-term

Our five-year $150 million Credit Facility provides us with fast, flexible funding for future acquisition and operational needs.

Our short-term investment portfolio is invested in corporate bonds and our primary investment goal is capital preservation.

While we can provide no assurances, we estimate that our capital expenditures in 2020 will approximate $85 million to $90 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, the U.S. and Mexico to support new and existing products, in infusion devices that get placed with customers outside the U.S., and in IT to benefit world-wide operations.  We expect to use our cash and cash equivalents to fund our capital purchases.  Amounts of spending are estimates and actual spending may substantially differ from those amounts.

We believe that our existing cash, cash equivalents along with funds expected to be generated from future operations will provide us with sufficient funds to finance our current operations for the next twelve months.

Long-term

Our long-term liquidity needs include capital expenditures related to the expansion and maintenance of our business and potential acquisitions in accordance with our growth strategy.

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

Credit Facility

On November 8, 2017, we entered into a five year revolving Credit Facility with various lenders which includes
$150 million in borrowing capacity available for revolving credit loans and may also be used to borrow, on same-day notice under a swingline, the lesser of $10 million and the aggregate unused amount of the revolving credit available. As of December 31, 2019, we had no borrowings and $150 million of availability under the revolving credit facility.

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

We were in compliance with all financial covenants as of December 31, 2019.

Historical Cash Flows

Cash Flows from Operating Activities:

Our cash provided by operations was $101.9 million in 2019. Net income plus adjustments for non-cash net expenses contributed $213.6 million to cash provided by operations. Net cash used in operations as a result of changes in operating assets and liabilities was $111.6 million. The changes in operating assets and liabilities included a $43.7 million decrease in accrued liabilities, a $29.8 million increase in other assets, a $25.0 million increase in inventories, a $23.7 million increase in accounts receivable, and a $2.7 million decrease in accounts payable. Offsetting these amounts was a $8.6 million decrease in prepaid expenses and other current assets and $4.7 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation, partially offset by an increase in certain accruals including $22.1 million in accrued costs related to the initial ramp down of IV Solution production. The increase in other assets was primarily related to the purchase of spare parts. The increase in inventory was primarily due to an increase in our finished goods safety stock. The increase in accounts receivable is mainly due to the current year reclassification of receivables from Pfizer and the timing of revenue and collections. In the current year, receivables from Pfizer are included in accounts receivable and not in a separate related-party receivable line item as in the prior year. As of December 31, 2018, Pfizer had sold all of its shares of our common stock thereby ending its related-party relationship with us. The decrease in accounts payable was due to the timing of payments. The decrease in prepaid expenses and other current assets was primarily due to the collection of receivable amounts owed from Pfizer. The net changes in income taxes was a result of the timing of payments.

Our cash provided by operations was $160.2 million in 2018. Net income plus adjustments for non-cash net expenses contributed $192.9 million to cash provided by operations. Net cash provided by operations as a result of changes in operating assets and liabilities was $32.7 million. The changes in operating assets and liabilities included a $76.7 million increase in accounts receivable, a $29.6 million decrease in accrued liabilities, a $21.8 million increase in inventories, a $20.0 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $9.1 million increase in other assets. Offsetting these amounts was a $97.4 million decrease in related party receivables and a $23.3 million increase in accounts payable. The increase in accounts receivable is due to the increase in revenue and timing of collections. The decrease in accrued liabilities was primarily a result of the settlement of contract liabilities. The increase in inventory was primarily due to efforts to build-up the inventory level of certain products. The net changes in income taxes was a result of the timing of payments. The increase in other assets was primarily due to the purchase of spare parts. The decrease in related-party receivables was a result of the transition services agreement with Pfizer nearing its end. The increase in accounts payable was due to the timing of payments.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2019	2018	2017	2019	2018
Investing Cash Flows:
Purchases of property, plant and equipment	$(97,312)	$(92,720)	$(74,479)	$(4,592)	$(18,241)	(1)
Proceeds from sale of assets	33	765	2	(732)	763
Proceeds from the disposal of assets held-for-sale, net	—	13,000	—	(13,000)	13,000	(2)
Intangible asset additions	(8,728)	(8,059)	(5,203)	(669)	(2,856)
Business acquisitions, net of cash acquired	(76,133)	(1,300)	(162,448)	(74,833)	161,148	(3)
Purchases of investment securities	(26,040)	(30,496)	(24,743)	4,456	(5,753)	(4)
Proceeds from sale of investment securities	41,292	15,440	—	25,852	15,440	(5)
Net cash (used in) provided by investing activities	$(166,888)	$(103,370)	$(266,871)	$(63,518)	$163,501
______________________________
(1) Our purchases of property, plant and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.

(2) In 2018, we sold the land and building related to our Dominican Republic manufacturing facilities acquired as part of the 2017 HIS acquisition.

(3) Our business acquisitions will vary from period to period based upon our current growth strategy and our ability to execute on desirable target companies. In 2019, we acquired Pursuit for approximately $75.0 million in cash consideration and we acquired a small foreign distributor for approximately $4.6 million. In 2017, we acquired HIS for $256 million in cash consideration (net of working capital adjustments), financed with existing cash balances and a three-year interest-only seller note of $75 million and we delivered 3.2 million shares of our common stock to Pfizer and we acquired two small foreign distributors for $10.5 million in cash consideration.

(4) Our purchases of investment securities will vary from period to period based on current cash needs, planning for known future transactions and due to changes in our investment strategy. In 2016, we amended our investment policy to allow for the purchase of securities with final maturities in excess of one year. If cash is not needed for known future transactions our investment strategy takes advantage of the long-term securities with higher yields. Typically, our longer term securities have maturities up to three years.

(5) Proceeds from the sale of our investment securities will vary based on the maturity dates of the investments. The proceeds from the sale of our investment securities increased in 2018, as compared to 2017, as by the end of 2016, we had liquidated all of our investment securities and used the proceeds to fund the acquisition of HIS. Accordingly, we did not have an investment balance in 2017 until purchases were made in September of that year.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2019	2018	2017	2019	2018
Financing Cash Flows:
Repayment of long-term obligations	$—	$—	$(75,000)	$—	$75,000	(1)
Proceeds from exercise of stock options	7,732	14,275	32,003	(6,543)	(17,728)	(2)
Proceeds from employee stock purchase plan	—	—	2,705	—	(2,705)
Purchase of treasury stock/tax withholding payments on net share settlement of equity awards	(18,639)	(6,252)	(4,057)	(12,387)	(2,195)	(3)
Net cash (used in) provided by financing activities	$(10,907)	$8,023	$(44,349)	$(18,930)	$52,372

______________________________
(1) The repayment of long-term obligations is related to the repayment of the $75 million seller note from Pfizer.

(2) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.

(3) In 2019, our employees surrendered 80,186 shares of our common stock from vested restricted stock awards as consideration for approximately $18.6 million in minimum statutory withholding obligations paid on their behalf. In 2018, our employees surrendered 26,307 shares of our common stock from vested restricted stock awards as consideration for approximately $6.3 million in minimum statutory withholding obligations paid on their behalf. In 2017, our employees surrendered 27,636 shares of our common stock from vested restricted stock awards as consideration for approximately $4.1 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was authorized by our Board of Directors and publicly announced in August 2019.  This plan replaced our existing plan and has no expiration date. As of December 31, 2019, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 11 to the consolidated financial statements in Part II, Item 8 of this Form 10-K).

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

Contractual Obligations

We have contractual obligations, at December 31, 2019, of approximately the amount set forth in the table below. This amount excludes inventory-related purchase orders for goods and services for current delivery and other open orders for purchases that support normal operations. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a firm commitment liability on the blanket purchase orders. We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $14.5 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$42,748	$8,850	$7,412	$6,621	$6,204	$5,896	$7,765
Commitment fee on Credit Facility	652	229	228	195	—	—	—
Minimum purchase obligations	2,781	2,306	178	178	119	—	—
Warehouse service agreements	18,677	6,388	5,689	3,363	3,117	120	—
	$64,858	$17,773	$13,507	$10,357	$9,440	$6,016	$7,765

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

Revenue recognition

We recognize revenues when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. We offer certain volume-based rebates to our distribution customers, which we consider variable consideration when calculating the transaction price. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer.
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

Accounts receivable

Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on the age of the receivable or on specific past due accounts for which we consider collection to be doubtful. We rely on prior payment trends, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. We regularly review individual past due balances for collectability. Loss exposure is with international customers for whom normal payment terms are long in comparison to those of our other customers and with domestic distributors. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

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

If our excess and obsolete reserve changed by 1% our cost of goods sold and gross margin would be impacted by $0.7 million with no impact to our gross margin percentage.

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

•
Earn-out Liability - The fair value of the earn-out liabilities were valued using a Monte Carlo simulation (see Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for details).

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

◦
factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products, acquisition and integration of businesses and product lines, including Pursuit, the HIS business and SwabCap; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property, plant and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the U.S.; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

◦
new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; the impact of our acquisition of the HIS business; growth of our Clave products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; plans to convert existing space; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, accounts receivable and accounts payable. In our European operations, our net Euro asset position at December 31, 2019 was approximately €48.0 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the December 31, 2019 spot rate would impact our consolidated amounts on these balance sheet items by approximately $5.4 million, or 0.7% of these net assets. In our Canadian operations, our net Canadian dollar asset position at December 31, 2019 was approximately $18.8 million. A 10% change in the conversion of the Canadian dollar to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the December 31, 2019 spot rate would impact our consolidated amounts on these balance sheet items by approximately $1.4 million, or 0.2% of these net assets. We currently do not hedge our Canadian dollar or Euro foreign currency exposures.

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

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Chargeback Reserve- Refer to Note 1 and Note 4 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue for product sales net of a reserve for estimated chargebacks. Chargebacks are the difference between prices the Company charges distribution customers and contracted prices the Company has with the end-customer which are processed as credits to the distribution customers.
Chargebacks are accounted for as variable consideration when determining the transaction price for purposes of recognizing revenue. The Company estimates and reserves for chargebacks as a reduction of revenue at the time of sale to its distribution customers using information available at that time, including customer agreements and historical experience. Accounts receivables as of December 31, 2019 of $202 million and net sales for the year ended December 31, 2019 of $1,266 million are recorded net of estimated chargebacks.
Given the subjectivity and complexity of evaluating management’s assumptions used in the determination of the chargeback reserve, including the amount of monthly sales to distribution customers and the time to settle chargeback obligations, auditing the chargeback reserve requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the chargeback reserves included the following, among others:

•
We tested the effectiveness of controls related to chargeback reserves, management’s assessment of assumptions related to estimating the provision for chargeback reserves, and the processing and monitoring of chargeback transactions.

•	We tested chargeback estimates for purposes of determining whether net revenue recognized at the time of sale was recorded in the proper period.

•	We evaluated the methods and assumptions used by management to estimate the chargeback reserve by:

◦	Analyzing trends in chargeback provision as a percent of revenues and the chargeback reserve as a percent of revenues.

◦
Testing the underlying data, including historical sales to distributor customers and chargeback settlements with distributor customers, that are utilized as the basis for the chargeback reserve, to test whether the inputs to the estimate were reasonable.

◦
Developing an expectation of the chargeback reserve based on our evaluation of the amount of monthly sales to distribution customers and the time to settle chargeback obligations and comparing our expectation to the amount recorded by management.

◦
Performing a retrospective review comparing management’s estimates of the expected chargeback reserves to actual amounts incurred subsequent to management’s estimates to assess management’s ability to reasonably estimate these obligations and to identify potential bias in management’s assessment of the reserve.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 2, 2020

We have served as the Company's auditor since 2008

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value data)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$268,670	$344,781
Short-term investment securities	23,967	37,329
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	292,637	382,110
Accounts receivable, net of allowance for doubtful accounts of $20,219 and $5,768 at December 31, 2019 and 2018, respectively	202,219	176,298
Inventories	337,640	311,163
Prepaid income taxes	15,720	11,348
Prepaid expenses and other current assets	33,981	46,117
TOTAL CURRENT ASSETS	882,197	927,036

PROPERTY, PLANT AND EQUIPMENT, net	456,085	432,641
OPERATING LEASE RIGHT-OF-USE ASSETS	34,465	—
LONG-TERM INVESTMENT SECURITIES	—	2,025
GOODWILL	31,245	11,195
INTANGIBLE ASSETS, net	211,408	133,421
DEFERRED INCOME TAXES	27,998	38,654
OTHER ASSETS	48,984	40,419
TOTAL ASSETS	$1,692,382	$1,585,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$128,629	$120,469
Accrued liabilities	117,776	128,820
Income tax payable	2,063	—
TOTAL CURRENT LIABILITIES	248,468	249,289

CONTINGENT EARN-OUT LIABILITY	17,300	47,400
OTHER LONG-TERM LIABILITIES	32,820	20,592
DEFERRED INCOME TAXES	2,091	721
INCOME TAX LIABILITY	14,459	3,734
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued — 20,743 shares at December 31, 2019 and 20,492 at December 31, 2018 and outstanding — 20,742 shares at December 31, 2019 and 20,491 shares at December 31, 2018	2,074	2,049
Additional paid-in capital	668,947	657,899
Treasury stock, at cost	(157)	(95)
Retained earnings	721,782	620,747
Accumulated other comprehensive loss	(15,402)	(16,945)
TOTAL STOCKHOLDERS' EQUITY	1,377,244	1,263,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,692,382	$1,585,391
The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
REVENUES:
Net sales	$1,266,208	$1,400,040	$1,292,166
Other	—	—	447
TOTAL REVENUES	1,266,208	1,400,040	1,292,613
COST OF GOODS SOLD	794,344	830,012	866,518
GROSS PROFIT	471,864	570,028	426,095
OPERATING EXPENSES:
Selling, general and administrative	276,982	320,002	302,169
Research and development	48,611	52,867	51,253
Restructuring, strategic transaction and integration expense	80,574	105,390	77,967
Change in fair value of contingent earn-out	(47,400)	20,400	8,000
Contract settlement	5,737	41,613	—
TOTAL OPERATING EXPENSES	364,504	540,272	439,389
INCOME (LOSS) FROM OPERATIONS	107,360	29,756	(13,294)
BARGAIN PURCHASE GAIN	—	—	70,890
INTEREST EXPENSE	(549)	(709)	(2,047)
OTHER INCOME (EXPENSE), NET	7,896	(6,673)	(4,266)
INCOME BEFORE INCOME TAXES	114,707	22,374	51,283
(PROVISION) BENEFIT FOR INCOME TAXES	(13,672)	6,419	17,361
NET INCOME	$101,035	$28,793	$68,644
NET INCOME PER SHARE
Basic	$4.90	$1.41	$3.50
Diluted	$4.69	$1.33	$3.29
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,629	20,394	19,614
Diluted	21,545	21,601	20,858

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$101,035	$28,793	$68,644
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $392, $317 and $224 for the years ended December 31, 2019, 2018 and 2017, respectively	1,242	1,003	(365)
Foreign currency translation adjustment, net of tax of $0 for both the years ended December 31, 2019 and 2018, and $56 for the year ended December 31, 2017	372	(3,104)	6,694
Other adjustments, net of tax of $0 for all periods	(71)	115	(16)
Other comprehensive income (loss), net of tax	1,543	(1,986)	6,313
Comprehensive income	$102,578	$26,807	$74,957

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive (Loss) Income	Total
Balance, January 1, 2017	16,338	$1,633	$162,828	$(14)	$516,980	$(21,272)	$660,155
Issuance of restricted stock and exercise of stock options	676	66	27,866	4,071	—	—	32,003
Tax withholding payments related to net share settlement of equity awards	(27)	—	—	(4,057)	—	—	(4,057)
Issuance of common stock for acquisitions	3,200	320	412,819	—	—	—	413,139
Proceeds from employee stock purchase plan	23	2	2,703	—	—	—	2,705
Stock compensation	—	—	19,352	—	—	—	19,352
Other comprehensive income, net of tax	—	—	—	—	—	6,313	6,313
Net income	—	—	—	—	68,644	—	68,644
Balance, December 31, 2017	20,210	2,021	625,568	—	585,624	(14,959)	1,198,254
Cumulative effect of accounting change	—	—	—	—	6,330	—	6,330
Issuance of restricted stock and exercise of stock options	307	28	8,090	6,157	—	—	14,275
Tax withholding payments related to net share settlement of equity awards	(26)	—	—	(6,252)	—	—	(6,252)
Stock compensation	—	—	24,241	—	—	—	24,241
Other comprehensive loss, net of tax	—	—	—	—	—	(1,986)	(1,986)
Net income	—	—	—	—	28,793	—	28,793
Balance, December 31, 2018	20,491	2,049	657,899	(95)	620,747	(16,945)	1,263,655
Issuance of restricted stock and exercise of stock options	331	25	(10,870)	18,577	—	—	7,732
Tax withholding payments related to net share settlement of equity awards	(80)	—	—	(18,639)	—	—	(18,639)
Stock compensation	—	—	21,918	—	—	—	21,918
Other comprehensive income, net of tax	—	—	—	—	—	1,543	1,543
Net income	—	—	—	—	101,035	—	101,035
Balance, December 31, 2019	20,742	$2,074	$668,947	$(157)	$721,782	$(15,402)	$1,377,244
 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,035	$28,793	$68,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,916	74,735	66,569
Amortization of right-of-use assets	8,294	—	—
Provision for doubtful accounts	14,882	781	2,308
Provision for warranty and returns	(134)	5,353	845
Stock compensation	21,918	24,241	19,352
Loss on disposal or write-off of property, plant and equipment	12,872	8,867	3,778
Contract settlement	—	12,696	—
Write-off of acquired intangibles	—	5,000	—
Bond premium amortization	135	342	103
Debt issuance cost amortization	288	288	48
Impairment of assets held-for-sale	—	269	—
Bargain purchase gain	—	—	(70,890)
Change in fair value of contingent earn-out	(47,400)	20,400	8,000
Usage of spare parts	24,301	7,310	4,820
Other	447	3,856	(220)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(23,684)	(76,742)	(54,533)
Inventories	(24,997)	(21,770)	181,699
Prepaid expenses and other assets	8,588	3,719	(29,652)
Related-party receivables	—	97,443	(95,309)
Other assets	(29,837)	(9,086)	(6,975)
Accounts payable	(2,697)	23,270	46,648
Accrued liabilities	(43,689)	(29,553)	33,813
Income taxes, including excess tax benefits and deferred income taxes	4,680	(19,997)	(24,625)
Net cash provided by operating activities	101,918	160,215	154,423
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(97,312)	(92,720)	(74,479)
Proceeds from sale of assets	33	765	2
Proceeds from the disposal of assets held-for-sale, net	—	13,000	—
Intangible asset additions	(8,728)	(8,059)	(5,203)
Business acquisitions, net of cash acquired	(76,133)	(1,300)	(162,448)
Purchases of investment securities	(26,040)	(30,496)	(24,743)
Proceeds from sale of investment securities	41,292	15,440	—
Net cash used in investing activities	(166,888)	(103,370)	(266,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term obligations	—	—	(75,000)
Proceeds from exercise of stock options	7,732	14,275	32,003
Proceeds from employee stock purchase plan	—	—	2,705
Purchase of treasury stock/tax withholding payments on net share settlement of equity awards	(18,639)	(6,252)	(4,057)
Net cash (used in) provided by financing activities	(10,907)	8,023	(44,349)
Effect of exchange rate changes on cash	(234)	(10,159)	1,787
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(76,111)	54,709	(155,010)
CASH AND CASH EQUIVALENTS, beginning of period	344,781	290,072	445,082
CASH AND CASH EQUIVALENTS, end of period	$268,670	$344,781	$290,072
 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$9,675	$12,598	$5,109
Cash paid during the year for interest	$549	$709	$2,047

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for property, plant and equipment	$13,912	$26,522	$5,376

Detail of assets acquired and liabilities assumed in acquisitions:
Fair value of assets acquired	$91,019		$886,569
Cash paid for acquisitions, net of cash acquired	(76,133)		(162,448)
Non-cash seller note			(75,000)
Estimated working capital adjustment	—		4,253
Contingent consideration	(17,300)		(19,000)
Issuance of common stock for acquisitions	—		(413,139)
Bargain purchase gain	—		(70,890)
Goodwill, acquired during period	20,026		6,536
Liabilities assumed/Adjustments to liabilities assumed	$(17,612)		$(156,881)

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

ICU Medical, Inc. ("ICU" or "we"), a Delaware corporation, operates in one business segment engaged in the development, manufacturing and sale of innovative medical devices used in vascular therapy, and critical care applications. We are one of the world's leading pure-play infusion therapy companies with a wide-ranging product portfolio that includes IV solutions, IV smart pumps with pain management and safety software technology, dedicated and non-dedicated IV sets and needlefree connectors designed to help meet clinical, safety and workflow goals. We sell the majority of our products through our direct sales force and through independent distributors throughout the U. S. and internationally. Additionally, we sell our products on an original equipment manufacturer basis to other medical device manufacturers. The manufacturing for all product groups occurs in Salt Lake City, Utah, Austin, Texas, Mexico and Costa Rica.

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

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders' equity or cash flows as previously reported.     For the years ended December 31, 2018 and 2017, we reported foreign exchange gains and losses in other income (expense), net, and removed them from selling, general and administrative expenses. We reclassified related-party receivables to prepaid expenses and other current assets for the current year's presentation, as Pfizer, Inc. ("Pfizer") had sold all of its shares of our ICU common stock as of December 31, 2018, thereby ending its related-party relationship with us. For the year ended December 31, 2018, we reclassified operating cash flows due to the purchase and usage of spare parts. The operating cash flows due to the usage of spare parts are included as an adjustment to reconcile net income to net cash provided by operating activities and the purchase of spare parts are presented as cash outflows in operating assets and liabilities-other assets.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories consist of the following at December 31 (in thousands):

	2019	2018
Raw materials	$119,709	$104,104
Work in process	39,515	52,909
Finished goods	178,416	154,150
Total	$337,640	$311,163

Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31 (in thousands):

	2019	2018
Machinery and equipment	$219,057	$203,431
Land, building and building improvements	230,454	212,283
Molds	60,155	59,700
Computer equipment and software	83,217	80,420
Furniture and fixtures	7,498	7,409
Instruments placed with customers[1]	74,434	60,757
Construction in progress	101,425	70,864
Total property, plant and equipment, cost	776,240	694,864
Accumulated depreciation	(320,155)	(262,223)
Net property, plant and equipment	$456,085	$432,641
______________________________
1Instruments placed with customers consist of drug-delivery and monitoring systems placed with customer under operating leases.

All property, plant and equipment are stated at cost.  We use the straight-line method for depreciating property, plant and equipment over their estimated useful lives.  Estimated useful lives are:

Buildings	15 - 30 years
Building improvements	15 - 30 years
Machinery, equipment and molds	2 - 15 years
Furniture, fixtures and office equipment	2 - 5 years
Computer equipment and software	3 - 5 years
Instruments placed with customers	3 - 10 years

We capitalize expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred.  The costs and related accumulated depreciation applicable to property, plant and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of operations at the time of disposal. Depreciation expense was $59.3 million, $58.1 million and $51.6 million in the years ended December 31, 2019, 2018 and 2017, respectively.

Goodwill

We test goodwill for impairment on an annual basis in the month of November.  If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no accumulated impairment losses as of December 31, 2019, 2018 and 2017.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the carrying amount of our goodwill for 2019, 2018 and 2017 (in thousands):

Total
Balance as of January 1, 2017	$5,577
Goodwill acquired(1)	6,536
Other	244
Balance as of December 31, 2017	12,357
Goodwill acquired(2)	1,300
Other(3)	(2,462)
Balance as of December 31, 2018	11,195
Goodwill acquired(4)	20,026
Other	24
Balance as of December 31, 2019	$31,245
  ______________________________
(1) In 2017, the goodwill acquired primarily relates to our acquisition of Medical Australia Limited ("MLA").
(2) In 2018, we acquired the consulting arm of a small software company, which resulted in $1.3 million of goodwill.

(3) In 2018, "Other" relates to a $1.9 million measurement period adjustment on our MLA acquisition and foreign currency translation.

(4) In 2019, we acquired Pursuit Vascular, Inc. ("Pursuit"), which resulted in $19.1 million of goodwill. We also acquired a small foreign distributor, which resulted in $0.9 million of goodwill.

Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted Average Amortization Life in Years	December 31, 2019
		Cost	Accumulated Amortization	Net
Patents	10	$22,322	$13,519	$8,803
Customer contracts	12	10,122	5,506	4,616
Non-contractual customer relationships	9	57,296	19,787	37,509
Trademarks	4	425	425	—
Trade name	15	18,256	2,254	16,002
Developed technology	13	152,354	24,228	128,126
Non-compete	3	2,500	139	2,361
Total amortized intangible assets		$263,275	$65,858	$197,417

Internally developed software*		$13,991		$13,991

Total intangible assets		$277,266	$65,858	$211,408
 ____________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	December 31, 2018
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$19,399	$12,147	$7,252
Customer contracts	9	5,319	5,272	47
Non-contractual customer relationships	9	57,916	13,363	44,553
Trademarks	4	425	425	—
Trade name	15	7,456	1,618	5,838
Developed technology	11	82,857	15,361	67,496
Total		$173,372	$48,186	$125,186

Internally developed software*		$8,235		$8,235

Total intangible assets		$181,607	$48,186	$133,421

 ____________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Amortization expense in 2019, 2018 and 2017 was $17.7 million, $16.6 million and $15.0 million, respectively.

As of December 31, 2019 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

2020	$21,692
2021	22,587
2022	22,303
2023	21,461
2024	21,371
Thereafter	88,003
Total	$197,417

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Our investments currently consist of corporate bonds. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, management also evaluates whether we have the intent to sell or will likely be required to sell before its anticipated recovery. Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses on the disposal of investments. Our investments mature in 2020. All short-term investment securities are all callable within one year.

Our investment securities consist of the following (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	23,967	$—	$23,967
Long-term corporate bonds	—	—	—
Total investment securities	$23,967	$—	$23,967

	December 31, 2018
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$37,329	$—	$37,329
Long-term corporate bonds	2,025	—	2,025
Total investment securities	$39,354	$—	$39,354

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. Generally, we translate the financial statements of these subsidiaries to U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates during the year. Certain of our international subsidiaries consolidate first with another subsidiary that utilizes a functional currency other than U.S. dollars.  In those cases, we follow a step by step translation process utilizing the same sequence as the consolidation process.  Translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders' equity on our consolidated balance sheets and the effect of exchange rate changes on cash and cash equivalents are reflected on our consolidated statements of cash flows. Gains and losses for transactions denominated in a currency other than the functional currency of the entity are included in our statements of operations in other income (expense), net. Foreign currency transaction (gains) losses, net were $(0.7) million in 2019, $7.9 million in 2018 and $1.8 million in 2017.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

We recognize revenues when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. We offer certain volume-based rebates to our distribution customers, which we consider variable consideration when calculating the transaction price. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer.
Chargebacks are the difference between prices we charge our distribution customers and contracted prices we have with the end customer which are processed as credits to our distribution customers. In estimating the most likely rebate and chargeback amounts for use in determining the transaction price, we use information available at the time and our historical experience. We also warrant products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available and our historical experience. Our revenues are recorded at the net sales price, which includes an estimate for variable consideration related to rebates, chargebacks and product returns.

The vast majority of our sales of Infusion Consumables, Infusion Systems, IV Solutions and Critical Care products are sold on a standalone basis and control of these products transfers to the customer upon shipment.

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

Advertising Expenses

Advertising expenses are expensed as incurred and reflected in selling, general and administrative expenses in our consolidated statements of operations and were $0.1 million in 2019, $0.6 million in 2018 and $0.2 million in 2017.

Post-retirement and Post-employment Benefits

We sponsor a Section 401(k) retirement plan ("plan") for employees.  Our contributions to our 401(k) plan were approximately $11.4 million in 2019, $11.4 million in 2018 and $10.3 million in 2017. As a result of the Hospira Infusion Systems ("HIS") acquisition, we assumed certain post-retirement and post-employment obligations related to employees located in certain international countries. These obligations are immaterial to our financial statements taken as a whole.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. There were 10,760, 5,300 and 337 anti-dilutive shares in 2019, 2018 and 2017, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands except per share data):

	Year ended December 31, (in thousands, except per share data)
	2019	2018	2017
Net income	$101,035	$28,793	$68,644
Weighted average number of common shares outstanding (basic)	20,629	20,394	19,614
Dilutive securities	916	1,207	1,244
Weighted average common and common equivalent shares outstanding (diluted)	21,545	21,601	20,858
EPS - basic	$4.90	$1.41	$3.50
EPS - diluted	$4.69	$1.33	$3.29

New Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). The amendments in this update require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance required a modified retrospective adoption. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this update provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this update also provided lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease contract. This expedient is limited to circumstances in which the nonlease components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the lessor uses this practical expedient they would account for the lease contract in accordance with Topic 606 if the nonlease component is the predominant component otherwise, the lessor should account for the combined component as an operating lease in accordance with Topic 842. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU clarifies certain language in ASU 2016-02 and corrects certain references and inconsistencies. We adopted these standards effective January 1, 2019 (see Note 5, Leases for a discussion of the impact and required disclosures).

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1, 2019, which had no impact on our consolidated financial statements or related footnote disclosures. We adopted this ASU early ahead of our annual impairment test to reduce the complexity of the quantitative test if necessary.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal use software license. Costs to develop or obtain internal-use software that cannot be capitalized under subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines which project stage (that is, preliminary project stage, application development stage, or post-implementation stage) an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in this update require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective January 1, 2020. This ASU will not have a material impact on our consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820. The amendments remove from disclosure: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels 3; and the valuation processes for Level 3 fair value measurements. The amendments also made the following disclosure modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The amendments also added the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We adopted this ASU effective January 1, 2020. This ASU will not have a material impact on our consolidated financial statements or related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends the FASB's guidance on the impairment of financial instruments by requiring timelier recording of credit losses on loans and other financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The updated guidance requires a modified retrospective adoption. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. This update clarifies that receivables arising from operating leases are not within the scope of this guidance, instead, impairment of receivables arising from operating leases should be accounted for in accordance with the lease guidance. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. We adopted these ASUs effective January 1, 2020. These ASUs will not have a material impact on our consolidated financial statements or related disclosures.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. ACQUISITIONS

2019 Acquisitions

On November 2, 2019, we acquired 100% interest in Pursuit for cash consideration of approximately $75.0 million. Additionally, Pursuit's equity holders are potentially entitled up to $50.0 million in additional cash consideration contingent upon the achievement of certain sales and gross profit targets for specific customers. The earn-out paid will be calculated as a percentage of gross profit achieved during the earn-out period against a pre-determined target gross profit. However, the earn-out is not to exceed $50.0 million. The acquisition of Pursuit and their ClearGuard HD is a natural extension of our needlefree IV connector and other infection control technologies, which together provides us the best of breed solutions.

Preliminary Purchase Price

The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price related to the assets and liabilities purchased (in thousands):

Cash consideration for acquired assets, net	$71,533
Fair value of contingent consideration	17,300
Total Estimated Consideration	$88,833

Preliminary Purchase Price Allocation:
Trade receivables	$973
Inventories	2,464
Prepaid expenses and other current assets	74
Property, plant and equipment	609
Intangible assets(1)	82,300
Accounts payable	(215)
Accrued liabilities	(2,065)
Total identifiable net assets acquired	$84,140
Goodwill - not tax deductible	19,116
Deferred tax liability	(14,423)
Estimated Purchase Consideration	$88,833
____________________________________________
(1) Identifiable intangible assets includes $69.0 million of developed technology, $10.8 million of trade name and $2.5 million of non-compete agreement. The weighted amortization period for the total identifiable intangible assets is approximately fifteen years for developed technology, and trade name the weighted amortization period is fifteen years, and for the non-compete agreement the weighted amortization period is three years.

The identifiable intangible assets acquired have been valued as Level 3 assets at fair market value. The estimated fair value of identifiable intangible assets were developed using the income approach and are based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; royalty rates; and estimated useful lives. Fixed assets were valued with the consideration of remaining economic lives. The raw materials inventory was valued at historical cost and adjusted for any obsolescence and finished goods inventory was valued at estimated sales proceeds less a nominal profit and costs to sell. The trade receivables, prepaid expenses and other current assets and assumed liabilities were recorded at their carrying values as of the date of the acquisition, as their carrying values approximated their fair values due to their short-term nature.

The above purchase price and purchase price allocation are preliminary and subject to finalization.

During 2019, we also acquired a small foreign distributor for approximately $4.6 million in cash.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant 2017 Acquisitions

On February 3, 2017, we acquired 100% interest in Pfizer's HIS business for total cash consideration of approximately $260.0 million (net of estimated working capital adjustments paid at closing), which was financed with existing cash balances and a $75 million three-year interest-only seller note. We also issued 3.2 million shares of our common stock. The fair value of the common shares issued to Pfizer was determined based on the closing price of our common shares on the closing date, discounted to reflect a contractual lock-up period whereby Pfizer cannot transfer the shares, subject to certain exceptions, until the earlier of (i) the expiration of Pfizer’s services to us in the related transitional services agreement or (ii) eighteen months from the closing date. Additionally, Pfizer was entitled up to an additional $225 million in cash contingent consideration based on the achievement of performance targets for the combined company for the three years ending December 31, 2019 ("Earnout Period"). The Earn-out Period ended on December 31, 2019 and we did not meet the required performance targets in order to pay any of the earn-out. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. The acquisition of the HIS business, which includes IV pumps, solutions and consumable devices complements our pre-existing business by creating a company that has a complete infusion therapy product portfolio. We believe that the acquisition significantly enhances our global footprint and platform for continued competitiveness and growth.

With the acquisition of HIS, pre-existing long-term supply and distribution contracts between ICU and HIS were effectively terminated.

Deferred Closings

In the Asset Purchase Agreement between us and Pfizer, we agreed to defer the local closing of the HIS business in certain foreign jurisdictions (the “Deferred Closing Businesses”) for periods ranging by jurisdiction from 3 to 12 months after the February 3, 2017 closing date (the "Deferred Closing Period"). The net assets in these jurisdictions represent an immaterial portion of the total HIS business net assets.

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

Unaudited Pro Forma Information

The pro forma financial information in the table below summarizes the combined results of operations for ICU and HIS as though the companies were combined as of the beginning of fiscal 2016. The pro forma financial information includes the business combination accounting effects resulting from this acquisition including our amortization charges from acquired intangible assets, nonrecurring expense related to the fair value adjustment to acquisition-date inventory, acquisition and integration-related costs, interest expense on the Pfizer seller note and the related tax effects.

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

NOTE 3. RESTRUCTURING, STRATEGIC TRANSACTION AND INTEGRATION

Restructuring and strategic transaction and integration expenses were $80.6 million, $105.4 million and $78.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Restructuring

Restructuring charges were $8.4 million, $4.5 million and $18.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in the above restructuring, strategic transaction and integration amounts on a separate line item in our consolidated statement of operations.

During the year ended December 31, 2019, restructuring charges were primarily related to severance and facility closure costs. These charges were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility and other plant restructuring. The cumulative amount incurred to date in connection with the HIS acquisition is $25.1 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2018 and 2017, we incurred restructuring charges related to the acquisition of the HIS business (see Note 2, Acquisitions). The restructuring charges were incurred as a result of integrating the acquired operations into our business and include severance costs related to involuntary employee terminations and facility exit costs related to the closure of the Dominican Republic manufacturing facilities acquired from Pfizer.

In 2015, we incurred restructuring charges related to an agreement with Dr. Lopez, a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out Dr. Lopez's right to employment under his then-existing employment agreement, the buy-out, including payroll taxes, will be paid in equal monthly installments until December 2020. The remaining payments owed are included in accrued liabilities in our consolidated balance sheet.

The following table summarizes the activity for the restructuring-related charges discussed above and related accrual (in thousands):

	Accrued Balance January 1, 2018	Charges incurred	Payments	Other Adjustments	Accrued Balance December 31, 2018	Charges incurred	Payments	Other Adjustments	Accrued Balance December 31, 2019
Severance pay and benefits	$915	$4,311	$(4,549)	$—	$677	$5,634	$(2,433)	$—	$3,878
Employment agreement buyout	1,114	—	(368)	(7)	739	—	(279)	—	460
Retention and facility closure expenses	—	160	(160)	—	—	2,741	(1,530)	—	1,211
	$2,029	$4,471	$(5,077)	$(7)	$1,416	$8,375	$(4,242)	$—	$5,549

Strategic Transaction and Integration Expenses

During the years ended December 31, 2019, 2018 and 2017, we incurred $72.2 million, $100.9 million and $59.2 million, respectively, in transaction and integration costs. These costs were primarily related to the acquisition and integration of HIS business, (see Note 2, Acquisitions). The integration expenses for the year ended December 31, 2019, included a one-time strategic supply chain restructuring charge of $22.1 million, which reduces our contracted commitments to our third party manufacturer and charges related to our Pfizer separation costs, which included a $12.7 million non-cash write-off of related assets.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Topic 606, the license, which is considered functional IP, is considered to be transferred to the customer at a point in time, specifically, at the start of each annual renewal period. As a result, under ASC Topic 606, revenue related to our annual software license renewals is accelerated when compared to ASC Topic 605.

Revenue Recognition

Our primary product lines are Infusion Consumables, Infusion Systems, IV Solutions and Critical Care. The vast majority of our sales of these products are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment.

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

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands) and our disaggregated product line revenue as a percentage of total revenue:

	For the year ended December 31,
	2019		2018		2017
Product line	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Infusion Consumables	$477,611	37%	$483,039	35%	$365,665	28%
Infusion Systems	328,282	26%	355,484	25%	290,207	23%
IV Solutions	414,971	33%	507,985	36%	521,963	40%
Critical Care	45,344	4%	53,532	4%	49,961	4%
Other	—	—%	—	—%	64,817	5%
Total Revenues	$1,266,208	100%	$1,400,040	100%	$1,292,613	100%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We report revenue on a "where sold" basis, which reflects the revenue within the country or region in which the ultimate sale is made to our external customer.

The following table represents our revenues disaggregated by geography (in thousands):

	For the year ended December 31,
Geography	2019	2018	2017
Europe, the Middle East and Africa	$130,530	$134,363	$119,934
Other Foreign	212,336	210,996	192,640
Total Foreign	342,866	345,359	312,574
United States	923,342	1,054,681	980,039
Total Revenues	$1,266,208	$1,400,040	$1,292,613

Domestic sales accounted for 73%, 75% and 76% of total revenue in 2019, 2018 and 2017, respectively. International sales accounted for 27%, 25% and 24% of total revenue in 2019, 2018 and 2017, respectively.

Contract balances

Our contract balances (deferred revenue) are recorded in accrued liabilities and other long-term liabilities in our consolidated balance sheet (see Note 10, Accrued Liabilities and Other Long-term liabilities). The following table presents our changes in the contract balances for the years ended December 31, 2019 and 2018, (in thousands):

Contract Liabilities
Beginning balance, January 1, 2018	$(7,066)
Equipment revenue recognized	6,696
Equipment revenue deferred due to implementation	(4,196)
Software revenue recognized	6,553
Software revenue deferred due to implementation	(6,269)
Ending balance, December 31, 2018	$(4,282)
Equipment revenue recognized	8,807
Equipment revenue deferred due to implementation	(8,794)
Software revenue recognized	3,953
Software revenue deferred due to implementation	(4,539)
Ending balance, December 31, 2019	$(4,855)

During 2019, we recognized $3.8 million in revenue that was included in the opening contract balances for the year ended December 31, 2018. As of December 31, 2019, revenue from remaining performance obligations related to implementation of software and equipment is $3.3 million. We expect to recognize substantially all of this revenue within the next three months. Revenue from remaining performance obligations related to annual software licenses is $1.6 million. We expect to recognize substantially all of this revenue over the next twelve months.

Costs to Obtain a Contract with a Customer

As part of the cost to obtain a contract, we may pay incremental commissions to sales employees upon entering into a sales contract. Under ASC Topic 606, we have elected to expense these costs as incurred as the period of benefit is less than one year.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The impact of adopting this standard was the recognition of ROU assets and lease liabilities for our operating leases of $40.4 million as of January 1, 2019. The adoption of ASC 842 did not have a material impact on our consolidated earnings or on our cash flows.

Leases

We determine if an arrangement is a lease at inception. Our operating leases with a term greater than one year are included in operating lease ROU assets, accrued liabilities, and other long-term liabilities on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term based on the information available at commencement date. The operating lease ROU asset excludes initial direct costs incurred. Our lease terms include options to extend when it is reasonably certain that we will exercise that option. All of our operating leases have stated lease payments, which may include fixed rental increases. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have operating leases for corporate, R&D and sales and support offices, device service centers, distribution warehouses and certain equipment. Our leases have original lease terms of one year to fifteen years, some of which include options to extend the leases for up to an additional five years. For all of our leases, we do not include optional periods of extension in our current lease terms for the exercise of options to extend is not reasonably certain.

The following table presents the components of our lease cost (in thousands):

For the year ended December 31, 2019
Operating lease cost	$10,011

Short-term lease cost	322

Total lease cost	$10,333

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the supplemental cash flow information related to our leases (in thousands):

For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,344

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,230

The following table presents the supplemental balance sheet information related to our leases (in thousands, except lease term and discount rate):

As of December 31, 2019
Operating leases
Operating lease right-of-use assets	$34,465

Accrued liabilities	$7,362
Other long-term liabilities	28,896
Total operating lease liabilities	$36,258

Weighted Average Remaining Lease Term
Operating leases	6 years

Weighted Average Discount Rate
Operating leases	5.57%

As of December 31, 2019, the maturities of our lease liabilities for each of the next five years are approximately (in thousands):

Operating Leases
2020	$8,850
2021	7,412
2022	6,621
2023	6,204
2024	5,896
Thereafter	7,765
Total Lease Payments	42,748
Less imputed interest	(6,490)
Total	$36,258

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, the maturities of our operating lease liabilities for each of the next five years were approximately (in thousands):

Operating Leases
2019	$8,326
2020	8,572
2021	6,489
2022	5,914
2023	5,615
Thereafter	13,235
Total Lease Payments(1)	$48,151
____________________________
(1)The lease payment maturities as of December 31, 2018 are not calculated at present value.

During the third quarter 2019, we signed a ten-year lease for a 610,806 square foot warehouse.  The commencement of the lease is not expected until the first quarter of 2020 subject to the completion of landlord build-outs which will make the space available for use.  Over the ten-year lease term, we expect the lease payments to total at least $21.8 million.

NOTE 6. SHARE BASED AWARDS

We have a stock incentive plan for employees and directors and an employee stock purchase plan.  Shares to be issued under these plans will be issued either from authorized but unissued shares or from treasury shares.

We incur stock compensation expense for stock options, restricted stock units ("RSU"), performance restricted stock units ("PRSU") and in years prior to 2018 stock purchased under our employee stock purchase plan ("ESPP"), which was suspended in 2017. We receive a tax benefit on stock compensation expense and direct tax benefits from the exercise of stock options. We also have indirect tax benefits upon exercise of stock options related to research and development tax credits which are recorded as a reduction of income tax expense.

The table below summarizes compensation costs and related tax benefits (in thousands):

	Year ended December 31,
(In thousands)	2019	2018	2017
Stock compensation expense	$21,918	$24,241	$19,352
Tax benefit from stock-based compensation cost	$4,840	$5,706	$7,247
Indirect tax benefit	$680	$2,199	$1,374

As of December 31, 2019, we had $23.6 million of unamortized stock compensation cost which we will recognize as an expense over approximately 0.8 years.

Stock Incentive and Stock Option Plans

Our 2011 Stock Incentive Plan ("2011 Plan") replaced our 2003 Stock Option Plan (“2003 Plan”). Our 2011 Plan initially had 650,000 shares available for issuance, plus the remaining available shares for grant from the 2003 Plan and any shares that were forfeited, terminated or expired that would have otherwise returned to the 2003 Plan. In 2012, 2014 and 2017, our stockholders approved amendments to the 2011 plan that increased the shares available for issuance by 3,275,000, bringing the initial shares available for issuance to 3,925,000, plus the remaining 248,700 shares that remained available for grant from the 2003 Plan. As of December 31, 2019, the 2011 Plan has 4,188,300 shares of common stock reserved for issuance to employees, which includes 263,300 shares that transferred from the 2003 Plan.  Shares issued as options or stock appreciation rights ("SARs") are charged against the 2011 Plan's share reserve as one share for one share issued. Shares subject to awards other than options and SARs are charged against the 2011 Plan's share reserve as 2.09 shares for 1 share issued. Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2011 Plan may be

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“non-statutory stock options” which expire no more than ten years from date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended.

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

	Year ended December 31,
	2019	2018	2017
Number of time-based options granted	6,265	5,815	8,825
Grant date fair value of options granted (in thousands)	$424	$425	$375
Weighted average assumptions for stock option valuation:
Expected term (years)	5.5	5.5	5.5
Expected stock price volatility	28.0%	24.0%	27.0%
Risk-free interest rate	2.2%	2.3%	1.1%
Expected dividend yield	—%	—%	—%
Weighted average grant price per option	$225.27	$269.80	$158.20
Weighted average grant date fair value per option	$67.73	$73.14	$42.51

A summary of our stock option activity as of and for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,186,928	$63.66
Granted	6,265	$225.27
Exercised	(145,339)	$53.18
Forfeited or expired	—	$—
Outstanding at December 31, 2019	1,047,854	$66.08	4.1	$127,556
Exercisable at December 31, 2019	1,041,589	$65.12	4.0	$127,556
Vested and expected to vest, December 31, 2019	1,047,854	$66.08	4.1	$127,556

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The intrinsic values for options exercisable, outstanding and vested or expected to vest at December 31, 2019 is based on our closing stock price of $187.12 at December 31, 2019 and are before applicable taxes.

The following table presents information regarding stock option activity:

	Year ended December 31,
(In thousands)	2019	2018	2017
Intrinsic value of options exercised	$22,976	$51,105	$71,283
Cash received from exercise of stock options	$7,732	$14,275	$32,003
Tax benefit from stock option exercises	$9,653	$12,617	$20,004

Stock Awards

In 2019, we granted performance restricted stock units ("PRSU") to our executive officers. For the executive officers other than the Chief Executive Officer ("CEO") and the Chief Operations Officer ("COO"), the PRSUs will vest subject to a three-year time vesting and further subject to a determination by the Compensation Committee that the officers have met their individual performance goals for the applicable years. For the CEO and the COO, the performance shares will cliff-vest ending on March 6, 2022 and further subject to the achievement of a minimum Cumulative Adjusted EBITDA. If for the three year period ending on December 31, 2021 the Cumulative Adjusted EBITDA has a growth of at least 6% to 8%, 50% of the awarded units will vest. If on the vesting date the Cumulative Adjusted EBITDA has a growth of between 8% to 10%, 100% of the awarded units will vest. If on the vesting date the Cumulative Adjusted EBITDA has a growth of over 10%, 200% of the awarded units will vest. In 2019, we also granted PRSUs to one of our non-executive employees. These PRSUs will vest at the end of a three-year period ending on March 31, 2022, if certain minimum performance goals are met.

In 2018, we granted PRSUs to our executive officers. For the executive officers other than the CEO and the COO, the PRSUs will vest subject to a three-year time vesting and further subject to a determination by the Compensation Committee that the officers have met their individual performance goals for the applicable year. For the CEO and the COO, the performance shares will cliff-vest ending on February 15, 2021 and further subject to the achievement of a minimum Cumulative Adjusted EBITDA. If for the three year period ending on December 31, 2020 the Cumulative Adjusted EBITDA has a growth of at least 6% to 8%, 50% of the awarded units will vest. If on the vesting date the Cumulative Adjusted EBITDA has a growth of between 8% to 10%, 100% of the awarded units will vest. If on the vesting date the Cumulative Adjusted EBITDA has a growth of over 10%, 200% of the awarded units will vest.

In 2017, we granted PRSUs to our executive officers. The PRSUs were scheduled to vest, if at all, upon the achievement of a minimum Cumulative Adjusted EBITDA, subject to a three-year cliff vesting ending on December 31, 2019. If at that date, our Cumulative Adjusted EBITDA is at least $600 million but less than $650 million, 100% of the awarded units will vest. If our Cumulative Adjusted EBITDA is at least $650 million but less than $700 million, 200% of the awarded units will vest. If our Cumulative Adjusted EBITDA is at least $700 million, 300% of the awarded units will vest. On January 17, 2020, the Compensation Committee made the determination that the 2017 PRSU shares were earned by our executive officers at the 300% achievement level.

In 2016, we granted PRSUs to our executive officers, which vested on December 31, 2018. During the first quarter of 2019, the Compensation Committee determined the award granted vested at 300%, as a minimum specified compound annual growth rate ("CAGR") in adjusted EBITDA per share of greater than 12% was reached for the 3-year performance period January 1, 2016 through December 31, 2018. The total number of shares of 2016 PRSUs that were earned by our executive officers was 109,110 shares.

Restricted stock units ("RSU") are granted annually to our Board of Directors and vest on the first anniversary of the grant date.

In 2019, 2018 and 2017, we granted RSUs to certain employees that vest ratably on the anniversary of the grant over three years. We recognize forfeitures as they occur.

The grant date fair market value of our PRSUs and RSUs is determined by our stock price on the grant date.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes our restricted stock award activity (dollars in thousands):

	Year ended December 31,
(In thousands except shares and per share amounts)	2019	2018	2017
PRSU
Shares granted	37,657	30,348	20,686
Shares earned	114,032	—	—
Grant date fair value per share	$231.63	$248.65	$154.75
Grant date fair value	$8,723	$7,546	$3,201
Intrinsic value vested	$26,445	$—	$—

RSU
Shares granted	61,856	63,094	107,678
Grant date fair value per share	$227.42	$252.42	$156.49
Grant date fair value	$14,067	$15,926	$16,851
Intrinsic value vested	$16,753	$17,086	$9,813

The table below provides a summary of our PRSU and RSU activity as of and for the year ended December 31, 2019:

	Number of Units	Grant Date Fair Value Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Non-vested at December 31, 2018	340,704	$155.27
Change in units due to performance expectations (a)	(14,444)	$238.03
Granted	99,513	$229.01
Vested	(185,662)	$122.55
Forfeited	(7,584)	$216.29
Non-vested and expected to vest at December 31, 2019	232,527	$205.82	0.7	$43,510

___________________________
(a) Relates to 2018 and 2019 CEO and COO PRSUs, assumes attainment of a reduced payout rate based on performance expectations.

ESPP

We have an ESPP under which U.S. employees may purchase up to $25,000 annually of common stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of common stock reserved for issuance under the ESPP, which is subject to an annual increase of the least of 300,000 shares, two percent of the shares outstanding or such a number as determined by the Board.  To date, there have been no increases.  As of December 31, 2019, there were 133,487 shares available for future issuance. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We suspended our ESPP in 2017.

The fair value of rights to purchase shares under the ESPP is calculated using the Black-Scholes option valuation model.  The table below summarizes the number and intrinsic value of ESPP share purchases and the weighted average valuation assumptions for the 2017 purchase period.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017
ESPP shares purchased by employees	23,426
Intrinsic value of ESPP purchases (in thousands)	$986
Weighted average assumptions for ESPP valuation:
Expected term (in years)	0.5
Expected stock price volatility	28.1%
Risk-free interest rate	0.6%
Expected dividend yield	—%

NOTE 7. DERIVATIVES AND HEDGING ACTIVITIES

Hedge Accounting and Hedging Program

The purpose of our cash flow hedging program is to manage the foreign currency exchange rate risk on forecasted expenses denominated in currencies other than the functional currency of the operating unit. We do not issue derivatives for trading or speculative purposes.

In May 2017, we entered into a two-year cross-currency par forward contract to hedge a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instrument is recorded at fair value on the Consolidated Balance Sheets and is classified based on the instrument's maturity date. We record changes in the fair value of the effective portion of the derivative instrument as a component of Other Comprehensive Income (Loss) and we reclassify that gain or loss into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The term of this currency forward contract was May 1, 2017 to May 1, 2019. The derivative instrument had a fixed forward rate of 20.01MXN/USD over the term of the two-year contract.

In January 2018, we entered into an additional six-month cross-currency par forward contract that extended our previous hedge of a portion of our Mexico forecasted expenses denominated in MXN. The term of this six-month contract was May 1, 2019 to November 1, 2019. The derivative instrument had a fixed forward rate of 20.43 MXN/USD over the term of the six-month contract.

In November 2018, we entered into a one-year cross-currency par forward contract again extending the hedge of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of December 31, 2019 was approximately 364.8 million MXN. The term of the one-year hedge is November 1, 2019 to November 3, 2020. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair values of our derivative instruments included within the Consolidated Balance Sheets (in thousands):

	Derivatives
		December 31,
	Consolidated Balance Sheet Location	2019	2018
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:	Prepaid expenses and other current assets	$2,366	$187
	Other assets	—	545
Total derivatives designated as cash flow hedging instruments		$2,366	$732

The following table presents the amounts affecting the Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Line Item in the Consolidated Statements of Operations	2019	2018	2017
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$916	$743	$885

We recognized the following gains on our foreign exchange contract designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives			Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Year Ended December 31,				Year Ended December 31,
	2019	2018	2017	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2019	2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$2,550	$2,063	$296	Cost of goods sold	$916	$743	$885
Total derivatives designated as cash flow hedging instruments	$2,550	$2,063	$296		$916	$743	$885

As of December 31, 2019, we expect approximately $2.4 million of the deferred gain on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

In 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer was entitled up to $225 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 were achieved. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. The initial value assigned to the contingent consideration was a result of forecasted product demand of our HIS business, as discussed further in Note 2: Acquisitions. At each reporting date subsequent to the acquisition we remeasured the earn-out using the same methodology above and recognize any changes in value. As of December 31, 2019, it was determined that we did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability.

In the fourth quarter of 2019, we recognized an earn-out liability related to the acquisition of Pursuit (see Note 2, Acquisitions). Pursuit's equity holders are potentially entitled up to $50.0 million in additional cash consideration contingent upon the achievement of certain sales and gross profit targets for specific customers.The earn-out paid will be calculated as a percentage of gross profit achieved during the earn-out period against a pre-determined target gross profit, not to exceed $50.0 million. We used a Monte Carlo simulation model to determine the fair value of the earn-out. The Monte Carlo simulation model utilizes multiple input variables to determine the value of the earn-out including historical volatility, a risk free interest rate, counter party credit risk and projected future gross profit, see below simulation input table related to Pursuit. The historical volatility was based on the median of ICU and a certain peer group. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the term of the earn-out. The counter party credit risk is based on a synthetic credit rating of B1. If the probabilities in the model significantly change from what we initially and subsequently anticipate, the change could have a significant impact on our financial statements in the period recognized. Our contingent earn-out liability is separately stated in our consolidated balance sheets.

The following table provides a reconciliation of our Level 3 earn-out liabilities measured at estimated fair value based on an initial valuation and updated quarterly for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Earn-out Liability
Contingent earn-out liability, January 1, 2017	$—
Acquisition date fair value estimate of earn-out	19,000
Change in fair value of contingent earn-out (included in income from operations as a separate line item)	8,000
Contingent earn-out liability, December 31, 2017	$27,000
Acquisition date fair value estimate of earn-out	—
Change in fair value of contingent earn-out (included in income from operations as a separate line item)	20,400
Contingent earn-out liability, December 31, 2018	47,400
Acquisition date fair value estimate of earn-out(1)	17,300
Change in fair value of contingent earn-out (included in income from operations as a separate line item)	(47,400)
Contingent earn-out liability, December 31, 2019	$17,300

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_________________________
(1) Relates to our acquisition of Pursuit, (see Note 2, Acquisitions).

Changes in the fair value of the HIS earn-out subsequent to the fair value calculated at acquisition are due to a change in the forecast of the underlying target, adjusted EBITDA, and due to changes in other assumptions used in the Monte Carlo simulation, as detailed in the below table.

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities as of the acquisition date to December 31, 2019. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement.

HIS Earn-out

Simulation Input	As of December 31, 2018	As of December 31, 2017	At Acquisition February 3, 2017
Adjusted EBITDA Volatility	30.00%	26.00%	29.00%
WACC	8.25%	8.75%	10.00%
20-year risk free rate	2.87%	2.58%	2.82%
Market price of risk	5.24%	5.99%	6.93%
Cost of debt	5.25%	4.08%	4.16%

Pursuit Earn-out

Simulation Input	As of December 31, 2019	At Acquisition November 2, 2019
Revenue/Gross Profit Volatility	20.00%	20.00%
Discount Rate	15.00%	15.00%
Risk free rate	1.55%	1.55%
Counter Party Risk	6.00%	6.00%

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

There were no transfers between levels in 2019 or 2018.

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements at December 31, 2019
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale debt securities:
Short-term	$23,967	$—	$23,967	$—
Foreign exchange forwards:
Prepaid expenses and other current assets	2,366	—	2,366	—
Total Assets	$26,333	$—	$26,333	$—

Liabilities:

Earn-out liability	$17,300	$—	$—	$17,300
Total Liabilities	$17,300	$—	$—	$17,300

	Fair value measurements at December 31, 2018
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale debt securities:
Short-term	$37,329	$—	$37,329	$—
Long-term	2,025	—	2,025	—
Foreign exchange forwards:
Prepaid expenses and other current assets	187	$—	$187	$—
Other assets	545	$—	$545	$—
Total Assets	$39,354	$—	$39,354	$—

Liabilities:

Earn-out liability	$47,400	$—	$—	$47,400
Total Liabilities	$47,400	$—	$—	$47,400

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Deposits	$1,375	$1,087
Other prepaid expenses and receivables	13,778	12,476
Receivables from Pfizer related to HIS business acquisition(1)	—	20,137
Deferred costs	3,332	1,951
Prepaid insurance and property taxes	5,450	2,666
VAT/GST receivable	4,422	5,072
Deferred tax charge	1,266	1,180
Other	4,358	1,548
	$33,981	$46,117

___________________________________
(1) We reclassified the December 31, 2018 related-party receivable due from Pfizer to prepaid expenses and other current assets for current year presentation purposes. During the years 2018 and 2017, Pfizer was a related party to us as we issued 3.2 million shares of our common stock as partial consideration for the 2017 acquisition of HIS. As of December 31, 2018, Pfizer had sold all of its shares of our common stock. During 2018, in connection with the sale of the 2.5 million of the shares Pfizer held, we incurred a one-time fee payable to Pfizer in the amount of $8.0 million included in restructuring, strategic transaction and integration expense in our consolidated statement of operations.

Related-party revenue for goods manufactured for Pfizer under our Manufacturing and Supply Agreements with Pfizer (see Note 16, Collaborative and Other Arrangements) was $78.2 million and $72.4 million during the years 2018 and 2017, respectively, and the cost of product manufactured by Pfizer for us under those agreements was $81.0 million and $70.2 million during the years 2018 and 2017, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Salaries and benefits	$21,116	$20,538
Incentive compensation	15,221	42,913
Accrued supply chain restructuring costs	23,119	—
Operating lease liability-ST	7,362	—
Accrued professional fees	4,782	15,996
Accrued product field action	2,096	5,316
Consigned inventory	—	1,118
Third-party inventory	—	1,089
Legal accrual	826	1,400
Accrued sales taxes	2,615	2,941
Warranties and returns	782	1,124
Deferred revenue	4,761	3,814
Accrued other taxes	4,054	3,213
Distribution fees	3,942	3,977
Accrued freight	11,238	10,953
Restructuring accrual	5,459	1,046
Contract liabilities-ST	1,935	—
Contract settlement	1,667	2,083
Accrued research and development	—	1,451
Other	6,801	9,848
	$117,776	$128,820

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Operating lease liabilities-LT	$28,896	$—
Contract liabilities(1)	472	14,020
Deferred revenue	94	468
Benefits	1,131	962
Accrued rent	1,642	1,779
Contract settlement	—	1,667
Other	585	1,696
	$32,820	$20,592
__________________________________________
(1) Consists of contracts with customers and suppliers that were valued at below market at the time of the HIS acquisition.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. LONG-TERM OBLIGATIONS

Five-year Revolving Credit Facility ("Credit Facility")

On November 8, 2017, we entered into a five-year Revolving Credit Facility ("Credit Facility") with various lenders for $150 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. As of December 31, 2019 and 2018, we had no borrowings and $150 million of availability under the Credit Facility. The Credit Facility matures on November 8, 2022.

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

We were in compliance with all financial covenants as of December 31, 2019.

Three-Year Interest-Only Senior Note

On February 3, 2017, we partially funded the acquisition of the HIS business from Pfizer with a $75 million Seller Note issued by Pfizer contemporaneous with the acquisition. We had fully repaid the seller note as of December 31, 2017.

NOTE 12. INCOME TAXES

Income from continuing operations before taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$32,849	$(8,600)	$59,872
Foreign	81,858	30,974	(8,589)
	$114,707	$22,374	$51,283

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The (benefit) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$6,851	$492	$2,774
State	2,532	1,865	2,263
Foreign	7,994	9,136	3,170
	17,377	11,493	8,207
Deferred:
Federal	$(6,720)	$(9,118)	$(20,878)
State	(325)	(3,072)	(4,619)
Foreign	3,340	(5,722)	(71)
	(3,705)	(17,912)	(25,568)
	$13,672	$(6,419)	$(17,361)

We have accrued for tax contingencies for potential tax assessments, and in 2019 we recognized a $4.2 million net increase, most of which related to various federal, state and foreign tax reserves.

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

Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), a company selects between one of three scenarios to reflect the impact of the Tax Act in its financial statements within a measurement period. Those scenarios are (i) a final estimate which effectively closes the measurement period; (ii) a reasonable estimate leaving the measurement period open for future revisions; and (iii) no estimate as the law is still being analyzed in which case a company continues to apply its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. SAB 118 allows for the reporting provisional amounts for certain income tax effects in scenario (ii) and (iii). The measurement period begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. As of December 31, 2018, our accounting for the Tax Act was complete.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 A reconciliation of the provision for income taxes at the statutory rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$24,088	21.0%	$4,699	21.0%	$17,950	35.0%
State income tax, net of federal effect	1,269	1.1%	927	4.1%	(403)	(0.8)%
Tax credits	(2,896)	(2.5)%	(4,961)	(22.2)%	(2,783)	(5.4)%
Global intangible low-taxed income	6,118	5.3%	2,363	10.6%	—	—%
Foreign income tax differential	(5,939)	(5.2)%	(2,944)	(13.2)%	3,481	6.8%
Stock based compensation	(8,446)	(7.4)%	(11,040)	(49.3)%	(18,958)	(37.0)%
Impact of the Tax Act	—	—%	826	3.7%	3,076	6.0%
IP installment sale and repatriation	(2,118)	(1.8)%	3,252	14.5%	3,367	6.6%
Bargain purchase gain	—	—%	—	—%	(24,811)	(48.4)%
Section 162(m)	203	0.2%	456	2.0%	595	1.2%
Other	1,393	1.2%	3	0.1%	1,125	2.2%
	$13,672	11.9%	$(6,419)	(28.7)%	$(17,361)	(33.8)%

Tax credits in 2019, 2018 and 2017 consist principally of research and developmental tax credits.

The tax effect of the gain on bargain purchase is treated as a part of purchase accounting and is not a component of the income tax provision.

Certain intellectual property and assets were repatriated in 2019 from a liquidation of foreign subsidiaries to the U.S. parent. The tax effect of the repatriation is included as IP repatriation.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our deferred income tax assets (liabilities) are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax asset:
Accruals/other	2,632	11,109
Contingent consideration	—	12,451
Net operating loss carryforwards	—	12,686
Acquired future tax deductions	8,711	10,722
Stock-based compensation	9,654	10,775
Foreign currency translation adjustments	2,716	3,108
Tax credits	11,331	14,470
Inventory reserves	4,305	5,674
Allowance for doubtful accounts	4,242	830
Accrued restructuring	7,072	182
Chargebacks, discounts, customer concessions	20,975	—
Valuation allowance	(3,677)	(5,436)
	$67,961	$76,571
Deferred tax liability:
State income taxes	$2,600	$2,639
Foreign	997	612
Depreciation and amortization	23,839	35,387
Section 481(a) adjustment - change in accounting method	14,618	—
	$42,054	$38,638

Deferred tax asset, net	$25,907	$37,933

Tax Holidays and Carryforwards

Net operating loss ("NOL") carryforwards consist of: (a) federal NOL carryforwards of $14.8 million which will expire at various dates from 2020 to indefinite carryforward periods, (b) state NOL carryforwards of $1.4 million which will expire at various dates from 2029 to indefinite carryforward periods and (c) foreign NOL carryforwards of $18.4 million which will expire at various dates from 2020 to indefinite carryforward periods. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carryforwards, and the amount of federal NOL carryforwards recorded is the net federal benefit available.

Other carryforwards include state research and development (“R&D”) tax credit carryforwards of $14.7 million, which have an indefinite carryforward period.

A substantial portion of our manufacturing operations in Costa Rica operate under various tax holiday and tax incentive programs due to expire in whole or in part in 2027. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holiday and tax incentives was an increase to our net earnings by $7.8 million or $0.36 per diluted share in 2019 and by $8.8 million or $0.41 per diluted share in 2018.

Foreign currency translation adjustments, and related tax effects, are an element of “other comprehensive income” and are not included in net income other than the revaluation of the associated deferred tax asset due to the Tax Act.

As of December 31, 2019, we have estimated $78.5 million of undistributed foreign earnings and profits. Such earnings were previously subject to U.S. tax as a result of the Tax Act and much of any future remittances would generally be subject to no U.S. tax as a result of dividends received deductions and/or foreign tax credit relief. We intend to invest

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we incur significant additional costs upon repatriation of such amounts.

We are subject to taxation in the United States and various states and foreign jurisdictions. Our United States federal income tax returns for tax years 2016 and forward are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years 2012 and forward are subject to examination by the state tax authorities. The total gross amount of unrecognized tax benefits as of December 31, 2019 was $15.0 million which, if recognized, would impact the effective tax rate. We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. As of December 31, 2019, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We have not accrued any penalties or interest as of December 31, 2019 or December 31, 2018.

The following table summarizes our cumulative gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$10,824	$6,527	$2,000
Increases to prior year tax positions	138	—	77
Increases due to acquisitions	—	—	640
Increases to current year tax positions	4,231	4,536	3,992
Decreases to prior year tax positions	(3)	(146)	(12)
Decrease related to lapse of statute of limitations	(163)	(93)	(170)
Ending balance	$15,027	$10,824	$6,527

NOTE 13. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to the end customer. The manufacturers and distributors, in turn, sell our products to healthcare providers. We do not currently derive a significant portion of our revenues from any one customer.

Geographic Information

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of December 31,
	2019	2018
Costa Rica	$96,442	$81,920
Mexico	69,141	64,242
Other LATAM	31,905	22,828
Canada	4,769	4,545
Italy	7,921	7,819
Spain	6,411	6,516
Other Europe	3,135	2,427
APAC	17,200	15,152
Total Foreign	$236,924	$205,449
United States	539,316	489,415
Worldwide Total	$776,240	$694,864

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCKHOLDERS' EQUITY

Treasury Stock

In August 2019, our Board of Directors approved a common stock purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our prior plan and has no expiration date. We have $100.0 million remaining on this purchase plan. We did not purchase any of our common stock under our common stock purchase plan in 2019, 2018 or 2017. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility, (see Note 11, Long-Term Obligations).

In 2019, we withheld 80,186 shares of our common stock from employee vested restricted stock units in consideration for $18.6 million in payments for the employee's share award income tax withholding obligations. We had 850 shares remaining in treasury at December 31, 2019.

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

We use treasury stock to issue shares for stock option exercises, restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2017	$(21,272)	$—	$—	$(21,272)
Other comprehensive income (loss) before reclassifications	6,694	184	(16)	6,862
Amounts reclassified from AOCI	—	(549)	—	(549)
Other comprehensive income (loss)	6,694	(365)	(16)	6,313
Balance as of December 31, 2017	(14,578)	(365)	(16)	(14,959)
Other comprehensive (loss) income before reclassifications	(3,104)	1,568	115	(1,421)
Amounts reclassified from AOCI	—	(565)	—	(565)
Other comprehensive (loss) income	(3,104)	1,003	115	(1,986)
Balance as of December 31, 2018	$(17,682)	$638	$99	$(16,945)
Other comprehensive income (loss) before reclassifications	372	1,938	(71)	2,239
Amounts reclassified from AOCI	—	(696)	—	(696)
Other comprehensive income (loss)	372	1,242	(71)	1,543
Balance as of December 31, 2019	$(17,310)	$1,880	$28	$(15,402)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

In March 2018, a dispute with a product partner resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement. In March 2018, the resolution of the dispute resulted in a $28.9 million net charge to the consolidated statement of operations. In addition, during the fourth quarter of 2018, we incurred $12.7 million in additional contract settlement charges related to this arrangement as a result of the write-off of assets and additional expenses associated with the restructuring of products.

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

Contingencies

We had a contractual earn-out arrangement in connection with our acquisition of the HIS business that ended on December 31, 2019, whereby Pfizer was entitled up to an additional $225 million in cash upon achievement of performance

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

targets for the company for the three years ending December 31, 2019. We did not meet the performance targets required for payout of this earn-out.

During November 2019, we acquired Pursuit (see Note 2, Acquisitions). Total consideration for the acquisition includes a potential contractual earn-out of up to $50.0 million calculated based upon the achievement of certain performance targets during the earn-out period.

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

On February 3, 2017, as part of the HIS business acquisition, we had entered into an agreement with Pfizer, whereby Pfizer were to provide certain transitional services to us for finance, business technology, regulatory, human resources, global operations, procurement, quality and global commercial operation services ("Enabling Function Services"). We paid a monthly service fee for each service provided, and shared equally with Pfizer in certain set-up costs and, as applicable, service exit costs. Our share of the set-up costs and service exit costs, in the aggregate, were not to exceed $22.0 million. The service fees were subject to a fee cap of (i) $62.5 million during the initial twelve month period and (ii) $31.3 million during the subsequent six month period. Only the Enabling Function Services were subject to the fee cap, any services provided after expiration of the agreement or services that were not Enabling Function Services were to result in service fees outside the fee cap. The service fees were intended to reasonably approximate Pfizer’s cost of providing the Enabling Function Services. We had also entered into a reverse transitional services agreement, where we provided to Pfizer certain transitional services ranging in term from three to eighteen months. Services included support for real estate, research and development, infrastructure, logistics, quality, site operations, safety, commercial and finance, and regulatory support services. This transitional service agreement with Pfizer ended in 2018.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(in thousands except per share data)
2019
Total revenue	$330,932	$312,282	$307,471	$315,523
Gross profit	$135,303	$103,869	$118,552	$114,140
Net income	$30,998	$22,833	$26,563	$20,641
Net income per share:
Basic	$1.51	$1.11	$1.29	$1.00
Diluted	$1.44	$1.06	$1.24	$0.96
2018
Total revenue	$372,033	$360,460	$327,169	$340,378
Gross profit	$149,001	$151,800	$134,587	$134,640
Net income (loss)	$4,875	$31,054	$219	$(7,355)
Net income (loss) per share:
Basic	$0.24	$1.53	$0.01	$(0.36)
Diluted	$0.23	$1.44	$0.01	$(0.36)

______________________________________
Net loss for the quarter ended December 31, 2018 included the impact of $41.1 million in restructuring, strategic transaction and integration expenses. We also incurred an $8.6 million non-cash charge in the quarter ended December 31, 2018 associated

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Based on this criteria, management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2019.

Our independent registered public accounting firm that audited the December 31, 2019 financial statements included in this Annual Report on Form 10-K has independently assessed the effectiveness of our internal control over financial reporting and its report is below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ICU Medical, Inc and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements.

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
March 2, 2020

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K is set forth under the captions Executive Officers, Election of Directors, Audit Committee and Compliance with Section 16(a) Beneficial Ownership Reporting Compliance in our definitive
Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

We have a Code of Business Conduct and Ethics for Directors and Officers. A copy is available on our website, www.icumed.com. We will disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics for Directors and Officers on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K is set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K is set forth under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K is set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Director Independence in our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K is set forth under the caption Ratification of Auditors in our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Form 10-K Page No.
	The following documents are filed as part of this report:

1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.	48

2.	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.	97

3.	Financial Statement Schedules. The Financial Statement Schedules required to be filed as a part of this Report are:

	Schedule II — Valuation and Qualifying Accounts	99

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Amended and Restated Stock and Asset Purchase Agreement, dated as of January 5, 2017, by and between Pfizer Inc., a Delaware corporation, and ICU Medical, Inc., a Delaware corporation. Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed January 5, 2017, and incorporated herein by reference.

3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014, and incorporated herein by reference.

3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed August 3, 2016, and incorporated herein by reference.

4.1	Description of Securities Registered Under Section 12 of the Exchange Act.

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

10.3
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

10.5	Executive officer compensation*

10.6	Non-employee director compensation*

10.7	2008 Performance-Based Incentive Plan, as amended.* Filed as Annex A to Registrant's proxy statement filed April 3, 2013 (File No. 001-34634), and incorporated herein by reference.

10.8
Amendment No. 1 to 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed October 22, 2009 (File No. 000-19974), and incorporated herein by reference.

10.9
Amendment No. 2 to 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed October 22, 2009 (File No. 000-19974), and incorporated herein by reference.

10.10
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

10.12	First Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan.

10.13	2014 Inducement Stock Incentive Plan.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 26, 2014 (File No. 001-34634) and incorporated herein by reference.

10.14
Amended and Restated Executive Employment Agreement, dated as of May 8, 2017, by and between ICU Medical, Inc. and Vivek Jain.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed May 8, 2017, and incorporated herein by reference.

10.15
Buy-Out Agreement between Registrant and George A. Lopez, M.D. effective September 30, 2015.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed October 1, 2015, and incorporated herein by reference.

10.16
Letter agreement between the Registrant and Alison Burcar, effective April 1, 2019. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019, and incorporated herein by reference.

10.17	ICU Medical, Inc. Executive Severance Plan.* Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed January 6, 2017, and incorporated herein by reference.

10.18	First Amendment to the ICU Medical, Inc. Executive Severance Plan. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed January 6, 2020, and incorporated herein by reference.

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

21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________________________________
*Executive compensation plan or other arrangement

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2017:
Allowance for doubtful accounts	$1,073	$2,308	$90	$(160)	$3,311
Warranty and return reserve - accounts receivable	$1,122	$604	$—	$—	$1,726
Deferred tax asset valuation allowance	$—	$7,385	$—	$—	$7,385

For the year ended December 31, 2018:
Allowance for doubtful accounts	$3,311	$781	$1,676	$—	$5,768
Warranty and return reserve - accounts receivable	$1,726	$2,445	$2,581	$—	$6,752
Warranty and return reserve - inventory	$(503)	$2,908	$133	$—	$2,538
Deferred tax asset valuation allowance	$7,385	$—	$—	$(1,949)	$5,436

For the year ended December 31, 2019:
Allowance for doubtful accounts	$5,768	$14,882	$(431)	$—	$20,219
Warranty and return reserve - accounts receivable	$6,752	$83	$(458)	$—	$6,377
Warranty and return reserve - inventory	$2,538	$217	$722		$3,477
Deferred tax asset valuation allowance	$5,436	$—	$(1,584)	$(175)	$3,677

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	March 2, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Jain	Chairman of the Board and	March 2, 2020
Vivek Jain	Chief Executive Officer
(Principal Executive Officer)

/s/ Scott E. Lamb	Chief Financial Officer	March 2, 2020
Scott E. Lamb	(Principal Financial Officer)

/s/ Kevin J. McGrody	Chief Accounting Officer	March 2, 2020
Kevin J. McGrody	(Principal Accounting Officer)

/s/ George A. Lopez, M.D.	Director	March 2, 2020
George A. Lopez, M.D.

/s/ Robert S. Swinney, M.D.	Director	March 2, 2020
Robert S. Swinney, M.D.

/s/ David C. Greenberg	Director	March 2, 2020
David C. Greenberg

/s/ Elisha W. Finney	Director	March 2, 2020
Elisha W. Finney

/s/ David F. Hoffmeister	Director	March 2, 2020
David F. Hoffmeister

/s/ Donald M. Abbey	Director	March 2, 2020
Donald M. Abbey