Form 10-Q
period 2020-03-31
ICU MEDICAL INC/DE
filed 2020-05-08
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2020
Common	20,832,404

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31, 2020	December 31, 2019
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$419,557	$268,670
Short-term investment securities	20,115	23,967
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	439,672	292,637
Accounts receivable, net of allowance for doubtful accounts of $19,856 at March 31, 2020 and $20,219 at December 31, 2019	198,158	202,219
Inventories	311,604	337,640
Prepaid income tax	18,140	15,720
Prepaid expenses and other current assets	34,601	33,981
TOTAL CURRENT ASSETS	1,002,175	882,197

PROPERTY AND EQUIPMENT, net	455,624	456,085
OPERATING LEASE RIGHT-OF-USE ASSETS	50,430	34,465
GOODWILL	30,767	31,245
INTANGIBLE ASSETS, net	206,837	211,408
DEFERRED INCOME TAXES	21,904	27,998
OTHER ASSETS	49,242	48,984
TOTAL ASSETS	$1,816,979	$1,692,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,348	$128,629
Accrued liabilities	120,009	117,776
Short-term debt	150,000	—
Income tax liability	944	2,063
TOTAL CURRENT LIABILITIES	357,301	248,468

CONTINGENT EARN-OUT LIABILITY	17,300	17,300
OTHER LONG-TERM LIABILITIES	50,041	32,820
DEFERRED INCOME TAXES	1,985	2,091
INCOME TAX LIABILITY	14,459	14,459
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued — 20,833 shares at March 31, 2020 and 20,743 shares at December 31, 2019 and outstanding — 20,825 shares at March 31, 2020 and 20,742 shares at December 31, 2019	2,083	2,074
Additional paid-in capital	665,679	668,947
Treasury stock, at cost	(1,573)	(157)
Retained earnings	738,616	721,782
Accumulated other comprehensive loss	(28,912)	(15,402)
TOTAL STOCKHOLDERS' EQUITY	1,375,893	1,377,244
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,816,979	$1,692,382
______________________________________________________
(1) December 31, 2019 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2020	2019
TOTAL REVENUES	$328,607	$330,932
COST OF GOODS SOLD	207,192	195,629
GROSS PROFIT	121,415	135,303
OPERATING EXPENSES:
Selling, general and administrative	72,305	72,633
Research and development	10,746	12,823
Restructuring, strategic transaction and integration	12,307	24,392
Change in fair value of contingent earn-out	—	(7,700)
Contract settlement	—	2,783
TOTAL OPERATING EXPENSES	95,358	104,931
INCOME FROM OPERATIONS	26,057	30,372
INTEREST EXPENSE	(196)	(133)
OTHER (EXPENSE) INCOME, net	(5,480)	3,191
INCOME BEFORE INCOME TAXES	20,381	33,430
PROVISION FOR INCOME TAXES	(3,547)	(2,432)
NET INCOME	$16,834	$30,998
NET INCOME PER SHARE
Basic	$0.81	$1.51
Diluted	$0.78	$1.44
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,780	20,527
Diluted	21,507	21,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended March 31,
	2020	2019
NET INCOME	$16,834	$30,998
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of taxes of $932 and $205 for the three months ended March 31, 2020 and 2019, respectively	(2,952)	650
Foreign currency translation adjustment, net of taxes of $0 for all periods	(10,477)	(1,592)
Other adjustments, net of taxes of $0 for all periods	(81)	6
Other comprehensive loss, net of taxes	(13,510)	(936)
TOTAL COMPREHENSIVE INCOME	$3,324	$30,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2020	20,742	$2,074	$668,947	$(157)	$721,782	$(15,402)	$1,377,244
Issuance of restricted stock and exercise of stock options	155	9	(10,207)	10,758	—	—	560
Tax withholding payments related to net share settlement of equity awards	(64)	—	—	(12,174)	—	—	(12,174)
Stock compensation	—	—	6,939	—	—	—	6,939
Other comprehensive loss, net of tax	—	—	—	—	—	(13,510)	(13,510)
Net income	—	—	—	—	16,834	—	16,834
Balance, March 31, 2020	20,833	$2,083	$665,679	$(1,573)	$738,616	$(28,912)	$1,375,893

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2019	20,492	$2,049	$657,899	$(95)	$620,747	$(16,945)	$1,263,655
Issuance of restricted stock and exercise of stock options	254	18	(4,289)	5,196	—	—	925
Tax withholding payments related to net share settlement of equity awards	(78)	—	—	(18,157)	—	—	(18,157)
Stock compensation	—	—	6,209	—	—	—	6,209
Other comprehensive loss, net of tax	—	—	—	—	—	(936)	(936)
Net income	—	—	—	—	30,998	—	30,998
Balance, March 31, 2019	20,668	$2,067	$659,819	$(13,056)	$651,745	$(17,881)	$1,282,694

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,834	$30,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,957	19,074
Amortization of right-of-use assets	2,305	—
Provision for doubtful accounts	5	2,096
Provision for warranty and returns	(821)	2,692
Stock compensation	6,939	6,209
Loss on disposal of property and equipment and other assets	562	12,682
Bond premium amortization	34	28
Debt issuance costs amortization	72	72
Change in fair value of contingent earn-out	—	(7,700)
Product-related charges	2,626	—
Usage of spare parts	4,900	6,362
Other	876	(1,991)
Changes in operating assets and liabilities:
Accounts receivable	899	(49,534)
Inventories	19,372	(11,968)
Prepaid expenses and other assets	2,634	10,319
Other assets	(6,402)	(7,542)
Accounts payable	(35,063)	3,075
Accrued liabilities	465	(34,814)
Income taxes, including excess tax benefits and deferred income taxes	2,325	(1,068)
Net cash provided by (used in) operating activities	39,519	(21,010)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,463)	(28,671)
Proceeds from sale of asset	131	16
Intangible asset additions	(1,958)	(1,949)
Purchases of investment securities	(7,082)	(4,409)
Proceeds from sale of investment securities	10,900	24,500
Net cash used in investing activities	(23,472)	(10,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term debt	150,000	—
Proceeds from exercise of stock options	560	925
Tax withholding payments related to net share settlement of equity awards	(12,174)	(18,157)
Net cash provided by (used in) financing activities	138,386	(17,232)
Effect of exchange rate changes on cash	(3,546)	18
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	150,887	(48,737)
CASH AND CASH EQUIVALENTS, beginning of period	268,670	344,781
CASH AND CASH EQUIVALENTS, end of period	$419,557	$296,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Three months ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$7,112	$13,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., ("ICU") a Delaware corporation, filed with the SEC for the year ended December 31, 2019.

We are engaged in the development, manufacturing and sale of innovative medical products used in vascular therapy and critical care applications.  We sell the majority of our products through our direct sales force and through independent distributors throughout the U.S. and internationally.  Additionally, we sell our products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements.  All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders' equity or cash flows as previously reported. We reclassified the usage of spare parts to separately state the amounts as an adjustment to reconcile net income to net cash provided by (used in) operating activities. The usage of spare parts was reported in the "Other" line item in the previously reported operating cash flows.

Note 2:    New Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal use software license. Costs to develop or obtain internal-use software that cannot be capitalized under subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines which project stage (that is, preliminary project stage, application development stage, or post-implementation stage) an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in this update require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective January 1, 2020. This ASU did not have a material impact on our condensed consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820. The amendments remove from disclosure: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The amendments also made the following disclosure modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The amendments also added the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We adopted this ASU effective January 1, 2020. This ASU did not have a material impact on our condensed consolidated financial statements or related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends the FASB's guidance on the impairment of financial instruments by requiring timelier recording of credit losses on loans and other financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses and in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses to Topic 326, Financial Instruments - Targeted Transition Relief. ASU 2019-04 clarifies and corrects certain areas of the Codification and ASU 2019-05 provides entities with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The amendments in these updates will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. The updated guidance requires a modified retrospective adoption. We adopted this ASU effective January 1, 2020. This ASU did not have a material impact on our condensed consolidated financial statements or related disclosures.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden for reference rate reform on financial reporting. Due to concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. Optional expedients may be applied to contracts that are modified as a result of the reference rate reform. Modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. Modifications of contracts within the scope of ASC 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (incremental borrowing rate). Exceptions to Topic 815, Derivatives and Hedging, results in not having a dedesignation of a hedging relationship if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently reviewing the impact of this ASU on our contracts.

Note 3: Restructuring, Strategic Transaction and Integration

Restructuring, strategic transaction and integration expenses were $12.3 million and $24.4 million for the three months ended March 31, 2020 and 2019, respectively.

Restructuring

During the three months ended March 31, 2020 and 2019, restructuring charges were $7.2 million and $0.8 million, respectively. Restructuring charges for the three months ended March 31, 2020, were primarily related to severance and costs related to office and other facility closures.

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

The following table summarizes the details of changes in our restructuring-related accrual for the period ended March 31, 2020 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accrued Balance January 1, 2020	Charges Incurred	Payments	Accrued Balance March 31, 2020
Severance pay and benefits	$3,878	$3,111	$(2,620)	$4,369
Employment agreement buyout	460	—	(186)	274
Facility closure expenses	1,211	4,062	(3,501)	1,772
	$5,549	$7,173	$(6,307)	$6,415

Strategic transaction and integration expenses

We incurred and expensed $5.1 million and $23.6 million in strategic transaction and integration expenses during the three months ended March 31, 2020 and 2019, respectively. The strategic transaction and integration expenses during the three months ended March 31, 2020 and 2019, were primarily related to the integration of the Hospira Infusion Systems ("HIS") business acquired in 2017 from Pfizer. For the three months ended March 31, 2020, the expenses included the migration of IT systems at our Austin facility. The strategic transaction and integration expenses during the three months ended March 31, 2019, were primarily related to our final Pfizer separation costs and clean-up, which included a $12.7 million non-cash write-off of related assets.

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

Revenue disaggregated

The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended March 31,
Geography	2020	2019
Europe, the Middle East and Africa	$37,928	$32,378
Other Foreign	60,521	51,361
Total Foreign	98,449	83,739
United States	230,158	247,193
Total Revenues	$328,607	$330,932

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents our revenues disaggregated by product (in thousands):

	For the three months ended March 31,
Product line	2020	2019
Infusion Consumables	$123,507	$120,580
Infusion Systems	88,380	84,282
IV Solutions	104,291	113,182
Critical Care	12,429	12,888
Total Revenues	$328,607	$330,932

Contract balances

The following table presents our changes in the contract balances for the three months ended March 31, 2020 and 2019 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2020	$(4,855)
Equipment revenue recognized	1,802
Equipment revenue deferred due to implementation	(3,990)
Software revenue recognized	1,235
Software revenue deferred due to implementation	(2,664)
Ending balance, March 31, 2020	$(8,472)

Beginning balance, January 1, 2019	$(4,282)
Equipment revenue recognized	448
Equipment revenue deferred due to implementation	(1,343)
Software revenue recognized	345
Software revenue deferred due to implementation	(1,593)
Ending balance, March 31, 2019	$(6,425)

As of March 31, 2020, revenue from remaining performance obligations related to implementation of software and equipment is $6.8 million. We expect to recognize substantially all of this revenue within the next three to six months dependent on implementation restriction due to COVID-19. Revenue from remaining performance obligations related to annual software licenses is $1.6 million. We expect to recognize substantially all of this revenue over the next twelve months.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Leases

Leases

We determine if an arrangement is a lease at inception. Our operating lease assets are separately stated in operating lease right-of-use ("ROU") assets and our financing lease assets are included in other assets on our condensed consolidated balance sheets. Our lease liabilities are included in accrued liabilities, and other long-term liabilities on our condensed consolidated balance sheets. We have elected not to recognize an ROU asset and lease liability for leases with terms of twelve months or less.

Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term based on the information available at commencement date. Our lease ROU assets exclude lease incentives and initial direct costs incurred. Our lease terms include options to extend when it is reasonably certain that we will exercise that option. All of our operating leases have stated lease payments, which may include fixed rental increases. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Our leases are for corporate offices, sales and support offices, a distribution facility, device service centers and certain equipment. Our leases have original lease terms of one year to fifteen years, some of which include options to extend the leases for up to an additional five years. For all of our leases, we do not include optional periods of extension in our current lease terms for the exercise of options to extend is not reasonably certain.

The following table presents the components of our lease cost (in thousands):

	For the three months ended March 31,
	2020	2019
Operating lease cost	$2,791	$2,430

Finance lease cost	29	—

Short-term lease cost	54	96

Total lease cost	$2,874	$2,526

The following table presents the supplemental cash flow information related to our leases (in thousands):

	For the three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,457	$2,219
Operating cash flows from finance leases	$29	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,094	$98
Finance leases	$800	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of March 31, 2020	As of December 31, 2019
Operating leases
Operating lease right-of-use assets	$50,430	$34,465

Accrued liabilities	$7,544	$7,362
Other long-term liabilities	45,166	28,896
Total operating lease liabilities	$52,710	$36,258

Weighted Average Remaining Lease Term
Operating leases	7.3 years	6.0 years

Weighted Average Discount Rate
Operating leases	5.06%	5.57%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

As of March 31, 2020
Financing leases
Financing lease right-of-use assets	$789

Accrued liabilities	$188
Other long-term liabilities	601
Total financing lease liabilities	$789

Weighted Average Remaining Lease Term
Financing leases	4.0 years

Weighted Average Discount Rate
Financing leases	4.32%

As of March 31, 2020, the maturities of our operating and financing lease liabilities for each of the next five years is approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$7,195	$174
2021	10,021	218
2022	9,309	218
2023	8,494	218
2024	8,094	25
2025	4,816	—
Thereafter	14,906	—
Total Lease Payments	62,835	853
Less imputed interest	(10,125)	(64)
Total	$52,710	$789

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6:     Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. There were 15,333 and 9,998 anti-dilutive securities for the three months ended March 31, 2020 and 2019, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Net income	$16,834	$30,998
Weighted-average number of common shares outstanding (for basic calculation)	20,780	20,527
Dilutive securities	727	1,024
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,507	21,551
EPS — basic	$0.81	$1.51
EPS — diluted	$0.78	$1.44

Note 7:    Derivatives and Hedging Activities

Hedge Accounting and Hedging Program

The purpose of our hedging program is to manage the foreign currency exchange rate risk on forecasted expenses denominated in currencies other than the functional currency of the operating unit. We do not issue derivatives for trading or speculative purposes.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The par forward contract is designated and qualifies as a cash flow hedge. Our derivative instruments are recorded at fair value on the condensed consolidated balance sheets and are classified based on the instrument's maturity date. We record changes in the intrinsic value of the effective portion of the gain or loss on the derivative instrument as a component of Other Comprehensive Income and we reclassify that gain or loss into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.

In March 2020, we entered into a one-year cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). The total notional amount of this outstanding derivative as of March 31, 2020 was approximately 473.2 million MXN. The term of the one-year contract is November 3, 2020 to December 1, 2021. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

In November 2018, we entered into a one-year cross-currency par forward contract that hedges of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of March 31, 2020 was approximately 265.3 million MXN. The term of the one-year hedge is November 1, 2019 to November 3, 2020. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives
	Condensed Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$—	$2,366
	Accrued liabilities	(1,006)	—
	Other long-term liabilities	(512)	—
Total derivatives designated as cash flow hedging instruments		$(1,518)	$2,366

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended March 31,
		2020	2019
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$692	$155

We recognized the following (losses) gains on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended March 31,			Three months ended March 31,

	2020	2019	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2020	2019
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$(3,192)	$1,010	Cost of goods sold	$692	$155
Total derivatives designated as cash flow hedging instruments	$(3,192)	$1,010		$692	$155

As of March 31, 2020, we expect approximately $1.0 million of the deferred losses on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next twelve months concurrent with the underlying hedged transactions also being reported in net income.

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

Earn-out Liability

In 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer was entitled up to $225 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 were achieved. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. The initial value assigned to the contingent consideration was a result of forecasted product demand of our HIS business. At each reporting date subsequent to the acquisition we remeasured the earn-out using the same methodology above and recognized any changes in value. As of December 31, 2019, it was determined that we did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability.

In the fourth quarter of 2019, we recognized an earn-out liability related to the acquisition of Pursuit Vascular, Inc. ("Pursuit"). Pursuit's former equity holders are potentially entitled up to $50.0 million in additional cash consideration contingent upon the achievement of certain sales and gross profit targets for specific customers. The earn-out paid will be calculated as a percentage of gross profit achieved during the earn-out period against a pre-determined target gross profit, not to exceed $50.0 million. We used a Monte Carlo simulation model to determine the fair value of the earn-out liability. The Monte Carlo simulation model utilizes multiple input variables to determine the value of the earn-out liability including historical volatility, a risk free interest rate, counter party credit risk and projected future gross profit, see below simulation input table related to Pursuit. The historical volatility was based on the median of ICU and a certain peer group. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the term of the earn-out. The counter party credit risk is based on a synthetic credit rating of B1. If the probabilities in the model significantly change from what we initially and subsequently anticipate, the change could have a significant impact on our financial statements in the period recognized. Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Pursuit
Earn-out Liability
Accrued balance, January 1, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2020	$17,300

HIS
Earn-out Liability
Accrued balance, January 1, 2019	$47,400
Change in fair value of earn-out (included in income from operations as a separate line item)	(7,700)
Accrued balance, March 31, 2019	$39,700

The fair value of the earn-out was the same at March 31, 2020 as the fair value calculated at December 31, 2019 as the underlying target forecast did not change.

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuit Earn-out

Simulation Input	As of March 31, 2020	At Acquisition November 2, 2019
Revenue/Gross Profit Volatility	20.00%	20.00%
Discount Rate	15.00%	15.00%
Risk Free Rate	1.55%	1.55%
Counter Party Risk	6.00%	6.00%

HIS Earn-out

Simulation Input	As of March 31, 2019	As of December 31, 2018
Adjusted EBITDA Volatility	30.00%	30.00%
WACC	8.25%	8.25%
20-year risk free rate	2.63%	2.87%
Market price of risk	5.47%	5.24%
Cost of debt	4.35%	5.25%

Investments and Foreign Currency Contracts

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at March 31, 2020
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$20,115	$—	$20,115	$—
Total Assets	$20,115	$—	$20,115	$—

Liabilities:
Earn-out liability	$17,300	$—	$—	$17,300
Foreign exchange forwards:
Accrued liabilities	1,006	—	1,006	—
Other long-term liabilities	512	—	512	—
Total Liabilities	$18,818	$—	$1,518	$17,300

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements at December 31, 2019
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$23,967	$—	$23,967	$—
Foreign exchange forwards:
Prepaid expenses and other current assets	2,366	—	2,366	—
Total Assets	$26,333	$—	$26,333	$—

Liabilities:
Earn-out liability	$17,300	$—	$—	$17,300
Total Liabilities	$17,300	$—	$—	$17,300

Note 9: Investment Securities

Our investment securities currently consist of short-term corporate bonds. Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in investment income in other income on our condensed consolidated statements of operations. There have been no realized gains or losses on their disposal. Realized gains and losses are accounted for on the specific identification method. The scheduled maturities of the debt securities are between 2020 and 2021. All short-term investment securities are callable within one year.

Our short investment securities consisted of the following (in thousands):

	As of March 31, 2020
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$20,115	$—	$20,115

	As of December 31, 2019
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$23,967	$—	$23,967

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10:     Prepaid Expenses, Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Other prepaid expenses and receivables	15,407	13,778
Deferred costs	6,493	3,332
Prepaid insurance and property taxes	4,548	5,450
VAT/GST receivable	3,913	4,422
Deferred tax charge	1,266	1,266
Deposits	1,316	1,375
Other	1,658	4,358
	$34,601	$33,981

Note 11: Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs consist of those costs directly attributable to products prior to sale including among other things raw material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$121,674	$119,709
Work in process	36,291	39,515
Finished goods	153,639	178,416
Total inventories	$311,604	$337,640

Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Machinery and equipment	$241,059	$219,057
Land, building and building improvements	233,548	230,454
Molds	60,312	60,155
Computer equipment and software	93,475	83,217
Furniture and fixtures	7,416	7,498
Instruments placed with customers(1)	74,292	74,434
Construction in progress	77,483	101,425
Total property and equipment, cost	787,585	776,240
Accumulated depreciation	(331,961)	(320,155)
Property and equipment, net	$455,624	$456,085

______________________________
(1)Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers.

Depreciation expense was $15.2 million and $15.1 million for the three months ended March 31, 2020 and 2019, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Goodwill and Intangible Assets, Net

Goodwill

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2020	$31,245
Currency translation	(478)
Balance as of March 31, 2020	$30,767

Intangible Assets, Net

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted Average	March 31, 2020
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$22,854	$13,886	$8,968
Customer contracts	12	10,093	5,584	4,509
Non-contractual customer relationships	9	56,258	21,102	35,156
Trademarks	4	425	425	—
Trade name	15	18,237	2,555	15,682
Developed technology	13	152,893	27,403	125,490
Non-compete	3	2,500	347	2,153
Total amortized intangible assets		$263,260	$71,302	$191,958

Internally developed software*		$14,879		$14,879

Total intangible assets		$278,139	$71,302	$206,837
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	December 31, 2019
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$22,322	$13,519	$8,803
Customer contracts	12	10,122	5,506	4,616
Non-contractual customer relationships	9	57,296	19,787	37,509
Trademarks	4	425	425	—
Trade name	15	18,256	2,254	16,002
Developed technology	13	152,354	24,228	128,126
Non-compete	3	2,500	139	2,361

Total amortized intangible assets		$263,275	$65,858	$197,417

Internally developed software*		$13,991		$13,991

Total intangible assets		$277,266	$65,858	$211,408

______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three months ended March 31, 2020 and 2019, intangible asset amortization expense was $5.8 million and $4.0 million, respectively.

As of March 31, 2020 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2020	$17,424
2021	22,997
2022	22,355
2023	21,512
2024	21,422
2025	15,629
Thereafter	70,619
Total	$191,958

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Salaries and benefits	$27,616	$21,116
Incentive compensation	8,638	15,221
Accrued supply chain restructuring costs	22,998	23,119
Operating lease liability-ST	7,544	7,362
Accrued product field action	547	2,096
Accrued sales taxes	3,205	2,615
Restructuring accrual	6,935	5,459
Deferred revenue	8,290	4,761
Accrued other taxes	1,154	4,054
Accrued professional fees	4,745	4,782
Legal accrual	970	826
Distribution fees	3,405	3,942
Warranties and returns	716	782
Accrued freight	12,623	11,238
Contract liabilities-ST	1,485	1,935
Contract settlement	1,250	1,667
Other	7,888	6,801
	$120,009	$117,776

Other long-term liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Operating lease liability-LT	$45,166	$28,896
Benefits	1,148	1,131
Accrued rent	1,460	1,642
Contract liabilities-LT	438	472
Financing lease liability-LT	601	—
Deferred revenue	182	94
Other	1,046	585
	$50,041	$32,820

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 17% and 7% for the three months ended March 31, 2020 and 2019, respectively.

The effective tax rate for the three months ended March 31, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits.
The effective tax rate for the three months ended March 31, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI and tax credits. The effective tax rate during the three months ended March 31, 2019 included a discrete tax benefit of $5.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. In addition, the effective tax rate during the three months ended March 31, 2019 included a discrete tax provision of $1.8 million as a result of a revaluation of the contingent consideration.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16:     Long-Term Obligations

Five-year Senior Secured Revolving Credit Facility ("Credit Facility")

On November 8, 2017, we entered into a Credit Facility with various lenders for $150.0 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. During March 2020, as a result of market uncertainty caused by the novel coronavirus ("COVID-19"), we preemptively borrowed $150.0 million on our Credit Facility as a conservative measure to manage any potential short-term liquidity risk. We plan to hold the proceeds of these borrowings as cash while the COVID-19 situation and market conditions remain uncertain.

As of March 31, 2020, we had $150.0 million in borrowings and no availability under the Credit Facility. Principal payments on the revolving Credit Facility are made at our discretion with the unpaid amount due at maturity. The Credit Facility matures on November 8, 2022. Interest on borrowings under the Credit Facility, at our option, is based on the Base Rate plus applicable margin or the London Interbank Offered Rate ("LIBOR") plus applicable margin, see further details in Part II, Item 8, of our 2019 Annual Report on Form 10-K.

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

We were in compliance with all financial covenants as of March 31, 2020.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Stockholders' Equity

Treasury Stock

In August 2019, our Board of Directors approved a new share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. During the three months ended March 31, 2020, we did not purchase any shares of our common stock under our stock purchase plans. As of March 31, 2020, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

For the three months ended March 31, 2020, we withheld 63,511 shares of our common stock from employee vested restricted stock units in consideration for $12.2 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. For the three months ended March 31, 2019, we withheld 77,642 shares of our common stock from employee vested restricted stock units in consideration for $18.2 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2020	$(17,310)	$1,880	$28	$(15,402)
Other comprehensive loss before reclassifications	(10,477)	(2,426)	(81)	(12,984)
Amounts reclassified from AOCI	—	(526)	—	(526)
Other comprehensive loss	(10,477)	(2,952)	(81)	(13,510)
Balance as of March 31, 2020	$(27,787)	$(1,072)	$(53)	$(28,912)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2019	$(17,682)	$638	$99	$(16,945)
Other comprehensive (loss) income before reclassifications	(1,592)	768	6	(818)
Amounts reclassified from AOCI	—	(118)	—	(118)
Other comprehensive (loss) income	(1,592)	650	6	(936)
Balance as of March 31, 2019	$(19,274)	$1,288	$105	$(17,881)

Note 18: Commitments and Contingencies

Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer, Inc. subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that U.S. manufacturer defendants conspired together to restrict output and artificially fix, raise, maintain and/or stabilize the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On July 5, 2018, the District Court granted defendants’ motion to dismiss the operative complaint for failing to state a

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valid antitrust claim, but allowed the plaintiffs to file a second amended complaint. On September 6, 2018, plaintiffs filed a second amended complaint adding new allegations in support of their conspiracy claims and adding ICU as a defendant. All defendants filed a motion to dismiss this second amended complaint and on April 3, 2020, the District Court granted Defendants’ motion to dismiss the second amended complaint. The District Court concluded that it would be futile to permit plaintiffs to amend their complaint again, and dismissed the case with prejudice.  The plaintiffs may file an appeal or other type of challenge to the District Court’s order. On February 3, 2017, we completed the acquisition of the HIS business from Pfizer. This litigation is the subject of a claim for indemnification against us by Pfizer and a cross-claim for indemnification against Pfizer by us under the HIS stock and asset purchase agreement.

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

Contingencies

During November 2019, we acquired Pursuit. Total consideration for the acquisition includes a potential contractual earn-out of up to $50.0 million, to be paid to former Pursuit equity holders, calculated based upon the achievement of certain performance targets during the earn-out period (see Note 8: Fair Value Measurement).

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

Note 20:     Subsequent Events

In late 2019, a novel coronavirus (“COVID-19”) was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. The ultimate disruption caused by the outbreak is uncertain; however, it may result in a material adverse impact on our financial position, results of operations and cash flows. Possible impact may include, but is not limited to: lost revenue or additional costs associated with a disruption to our production or distribution facilities; customers may experience financial difficulties and may be unable to pay within payment terms for the products they purchased; reduced revenue due to restricted access to healthcare customers; lower revenue and income due to foreign currency fluctuations; lower travel and entertainment costs due to travel restrictions; and lower income due to a delay in cost savings projects. While our operations have been designated as essential activities by certain state and city jurisdictions, COVID-19 is likely to negatively impact our operating results and financial position, the extent and duration cannot be reasonably estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes in this Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K.

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

We categorize our products into four main product lines: Infusion Consumables, Infusion Systems, IV Solutions and Critical Care. We have presented our financial results in accordance with these product lines, with our primary products in each line listed below.

Operations Overview

COVID-19 Update

In late 2019, a novel coronavirus (“COVID-19”) was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and elsewhere, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel restrictions, border closings, business closures, quarantines and shelter-in-place orders. Additionally, the COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the economy across many industries. As such, COVID-19 pandemic may pose significant risks to our business. We operate globally and the COVID-19 pandemic and its adverse effects have impacted most of the locations where we, our customers and our suppliers conduct business and as a result, during the first quarter of 2020, we have experienced some disruption to our operations, most notably due to self-imposed travel restrictions.

As a result of the COVID-19 pandemic, we have temporarily closed our non-essential offices and facilities, including our corporate headquarters. With a large number of employees now working remotely there is a potential loss of productivity, which could negatively impact our future results.

Our manufacturing, distribution, and pump service facilities are operating under our business continuity plan due to the need for our critical healthcare products, however, we have taken certain precautionary measures including the following to maximize the safety of our employees and to mitigate disruption to our operations:

•	implemented physical distancing measures;

•	enhanced hygiene protocols and increased frequency of cleaning procedures;

•	acquired additional personal protective equipment;

•	developed contingency plans and protocols to assess employee illness;

•	helped employees with childcare issues due to school and daycare closures;

•	implemented COVID-19 temperature screening for employees entering our manufacturing and distribution facilities; and

•	initiated a visitor pre-entry questionnaire to limit potential exposure in our facilities.

During the quarter ended March 31, 2020, we saw increased demand for our products as a result of customer stocking, particularly within our IV Solutions and Infusion Systems product lines. We also experienced foreign exchange losses related to the strengthening of the U.S. dollar relative to certain foreign currencies as general economic conditions declined. During March 2020, as a precautionary measure in response to market uncertainty driven by COVID-19, we preemptively increased our liquidity by borrowing $150.0 million under our Senior Secured Revolving Credit Facility ("Credit Facility").

The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be fully predicted at this time, as such, the impact of the pandemic on our future results of operations and overall financial performance remain uncertain and can not as yet be quantified. However, our future results could be impacted by the following:

•	lost revenue or additional costs associated with either disruptions at our production and distribution facilities or interruptions in our supply chain;

•	fluctuations in demand from customers as a result of an increase in COVID-19 patient admissions in hospitals offset by the decline in non-COVID-19 patient admissions;

•	healthcare customers that defer the more profitable elective procedures may experience financial difficulties and may be unable to pay within payment terms for the products they purchased;

•	potential lower demand in future periods due to over-purchasing of our products due to the COVID-19 pandemic;

•	reduced revenue due to delays in implementation of our infusion systems and oncology products at hospital locations due to restricted access;

•	higher operating costs related to additional compensation paid to our manufacturing and distribution facility workers;

•	volatility in revenue and income due to foreign currency fluctuations;

•	lower travel and entertainment costs due to global travel restrictions;

•	lower income due to a delay in cost savings projects as a result of the travel and social distancing requirements of COVID-19; and

•	lower interest income on cash balances due to recent reductions in interest rates along with higher interest expense from borrowing $150.0 million under our Credit Facility.

See Risk Factors for further information regarding the actual and potential future impacts of the COVID-19 pandemic on us, our operations and our business.

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

•	SwabCap disinfecting cap, used to protect and disinfect any needlefree connector, including competitive brands of connectors;

•	TegoTM hemodialysis connector used to cap and protect hemodialysis central venous catheter hubs;

•	NovaCath™ and SuperCath™ peripheral IV catheters (PIV); and

•	ClearGuard HD antimicrobial barrier caps for hemodialysis catheters.

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

IV Solutions

We provide a broad portfolio of IV solutions to meet our customers’ clinical needs, providing a consistent supply of IV solutions, irrigation, and nutritionals to help provide safe and effective patient care. Our primary IV Solutions products are:

IV Therapy and Diluents:

•	Including Sodium Chloride, Dextrose, Balanced Electrolyte Solutions, Lactated Ringer's, Ringer's, Mannitol, Sodium Chloride/Dextrose and Sterile Water.

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

The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended March 31,
	2020		2019
	$	% of Revenue	$	% of Revenue
Domestic	$230.2	70%	$247.2	75%
International	98.4	30%	83.7	25%
Total Revenue	$328.6	100%	$330.9	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended March 31,
Product line	2020	2019
Infusion Consumables	37%	36%
Infusion Systems	27%	26%
IV Solutions	32%	34%
Critical Care	4%	4%
	100%	100%

We manage our product distribution in the U.S. through a network of three owned and one leased distribution facilities, as well as, through direct channels, which include independent distributors and the end users of our products, and as original equipment manufacturer suppliers. Most of our independent distributors handle the full line of our products. Internationally, we manage distribution utilizing international regional hubs and through independent distributors.

In the U.S. a substantial amount of our products are sold to group purchasing organization member hospitals. We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships to secure long-term contracts with large healthcare providers and major buying organizations.  Although we believe that we are not dependent on any single distributor, large healthcare provider or major buying organization for distribution of our products, the loss of a strategic relationship with any one of these organizations or a decline in the demand for our products could have a material adverse effect on our operating results.

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

Consolidated Results of Operations

We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three months ended March 31, 2020 and 2019, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2020	2019
Total revenue	100%	100%
Gross margin	37%	41%
Selling, general and administrative expenses	22%	22%
Research and development expenses	3%	4%
Restructuring and strategic transaction	4%	7%
Change in fair value of contingent earn-out	—%	(2)%
Contract settlement	—%	1%
Total operating expenses	29%	32%
Income from operations	8%	9%
Interest expense	—%	—%
Other (expense) income, net	(2)%	1%
Income before income taxes	6%	10%
Provision for income taxes	(1)%	(1)%
Net income	5%	9%

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

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended March 31,
	2020	2019	$ Change	% Change
Infusion Consumables	$123.5	$120.5	$3.0	2.5%

Infusion Consumables revenue increased for the three months ended March 31, 2020, as compared to the same period in the prior year driven by the addition of new customers for our oncology products and increased orders from distributors partly due to the global COVID-19 pandemic. On a constant currency basis, Infusion Consumables revenue would have been $125.0 million for the three months ended March 31, 2020, an increase of $4.5 million or 3.6%, as compared to the same period in the prior year.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended March 31,
	2020	2019	$ Change	% Change
Infusion Systems	$88.4	$84.3	$4.1	4.9%

Infusion Systems revenue increased for the three months ended March 31, 2020, as compared to the same period in the prior year due to high demand for our infusion pumps and increased orders from distributors primarily driven by the global COVID-19 pandemic. On a constant currency basis Infusion Systems revenue would have been $90.5 million for the three months ended March 31, 2020, an increase of $6.2 million or 7.4%, as compared to the same period in the prior year.

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended March 31,
	2020	2019	$ Change	% Change
IV Solutions	$104.3	$113.2	$(8.9)	(7.9)%

IV Solutions sales decreased for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to lower contract manufacturing sales to Pfizer. IV Solutions revenue was positively impacted in the period by stocking orders related to the global COVID-19 pandemic.

Critical Care

The following table summarizes our total Critical Care revenue (in millions):

	Three months ended March 31,
	2020	2019	$ Change	% Change
Critical Care	$12.4	$12.9	$(0.5)	(3.9)%

Critical Care revenue decreased for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily as a result of manufacturing challenges that resulted in supply constraints of certain products.

Gross Margins

For the three months ended March 31, 2020 and 2019, gross margins were 36.9% and 40.9%, respectively. The decrease in gross margin for the three months ended March 31, 2020, as compared to the same period in the prior year was primarily due to lower IV Solutions manufacturing volumes and charges related to the disposal of certain infusion sets.

Selling, General and Administrative (“SG&A”) Expenses

The following table summarizes our total SG&A Expenses (in millions):

	Three months ended March 31,
	2020	2019	$ Change	% Change
SG&A	$72.3	$72.6	$(0.3)	(0.4)%

SG&A expenses in total were flat for the three months ended March 31, 2020, as compared to the same period in the prior year. For the three months ended March 31, 2020 as compared to the same period in the prior year, bad debt expense decreased $2.5 million, consulting expense decreased $1.8 million, and travel expenses decreased $1.0 million. Offsetting these decreases was a $2.3 million increase in dealer fees and a $1.8 million increase in amortization expense. Bad debt expense is estimated based on an analysis of the expected losses on the accounts receivables at the reporting date, which varies from period-to-period due to the quality of those receivables. Consulting expense was higher in the prior year due to the integration of our HIS business acquired in 2017. Travel expenses decreased in the current year, as compared to the same prior year period, due to our ongoing efforts to reduce travel costs, and to a lesser extent due to self-imposed travel restrictions in response to COVID-19. Dealer fees increased due to an increase in revenue from distributors. Amortization expense increased as a result of the increase in amortization base due to the November 2019 acquisition of Pursuit Vascular, Inc ("Pursuit").

Research and Development (“R&D”) Expenses

The following table summarizes our total R&D Expenses (in millions):

	Three months ended March 31,
	2020	2019	$ Change	% Change
R&D	$10.7	$12.8	$(2.1)	(16.4)%

R&D expenses decreased for the three months ended March 31, 2020, as compared to the same period in the prior year. R&D expense primarily relates to compensation and related benefit expenses on current R&D projects.

Restructuring and Strategic Transaction and Integration Expenses

Restructuring and strategic transaction and integration expenses were $12.3 million and $24.4 million for the three months ended March 31, 2020 and 2019, respectively.

Restructuring charges

Restructuring charges were $7.2 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. Restructuring charges for the three months ended March 31, 2020, were primarily related to severance and other costs related to office and facility closures. For the three months ended March 31, 2019, the restructuring charges were related to the integration of our acquired HIS business. We expect to pay our unpaid restructuring charges as of March 31, 2020 by the end of the year.

Strategic transaction and integration expenses

Strategic transaction and integration expenses were $5.1 million and $23.6 million for the three months ended March 31, 2020 and 2019, respectively. The strategic transaction and integration expenses during the three months ended March 31, 2020 were primarily related to the integration of HIS which included the migration of IT systems at our Austin facility. The strategic transaction and integration expenses during the three months ended March 31, 2019, were primarily related to our final Pfizer separation costs and clean-up, which included a $12.7 million non-cash write-off of related assets.

Change in Fair Value of Earn-out

For the three months ended March 31, 2020, there was no change in fair value of the Pursuit earn-out liability as the underlying target forecasts did not change. For the three months ended March 31, 2019, we conducted a revaluation of the fair value of our HIS contingent earn-out liability that resulted in a decrease of value of $7.7 million.

Contract Settlement

For the three months ended March 31, 2019, we incurred an expense of $2.9 million related to the resolution of a dispute with a product partner, which resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement.

Interest Expense

Interest expense was $0.2 million and $0.1 million or the three months ended March 31, 2020 and 2019, respectively. The interest expense for all periods is related to the per annum commitment fee charged on the unused portion of the revolver under our Credit Facility, the amortization of financing costs incurred as of year-end December 31, 2017, in connection with entering into the Credit Facility, and for the three months ended March 31, 2020, interest incurred on borrowings under the Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information). Interest expense for the remainder of 2020 will increase due to the borrowing under the revolving Credit Facility.

Other (Expense) Income, net

Other (expense) income netted to ($5.5) million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the other expense, net was primarily related to $6.1 million in foreign exchange losses as a result of the strengthening of the U.S. dollar from the impact of COVID-19, partially offset by interest income. For the three months ended March 31, 2019, the other income, net was primarily interest income and foreign exchange gains.

Income Taxes

For the three months ended March 31, 2020 and 2019, income taxes were accrued at an estimated effective tax rate of 17% and 7%, respectively.

The effective tax rate for the three months ended March 31, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits.
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
Liquidity and Capital Resources

During the first three months of 2020, our cash, cash equivalents and short-term investments increased by $147.0 million from $292.6 million at December 31, 2019 to $439.7 million at March 31, 2020.

We are continuously assessing our liquidity and anticipated capital requirements due to the uncertainty created by COVID-19. We are currently closely monitoring and managing our receivable and payable balances.

Cash Flows from Operating Activities

Our net cash provided by operations for the three months ended March 31, 2020 was $39.5 million. Net income plus adjustments for non-cash net expenses contributed $55.3 million. Net cash used in operations as a result of changes in operating assets and liabilities was $15.8 million. The changes in operating assets and liabilities included a $35.1 million decrease in accounts payable, and a $6.4 million increase in other assets. Offsetting these amounts was a $19.4 million decrease in inventories, a $2.6 million decrease in prepaid expenses and other current assets, $2.3 million in net changes in income taxes, including excess tax benefits and deferred income taxes, a $0.9 million decrease in accounts receivables, and a $0.5 million increase in accrued liabilities. The decrease in accounts payable was due to the timing of payments. The increase in other assets was due to the purchase of spare parts. The decrease in inventory was primarily due to improved inventory management and increased demand for certain products driven by the global COVID-19 pandemic. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs. The net changes in income taxes was a result of the timing of payments.

Our net cash used in operations for the three months ended March 31, 2019 was $21.0 million. Net income plus adjustments for non-cash net expenses contributed $70.5 million. Net cash used in operations as a result of changes in operating assets and liabilities was $91.5 million.  The changes in operating assets and liabilities included a $49.5 million increase in accounts receivable, a $34.8 million decrease in accrued liabilities, a $12.0 million increase in inventories, a $7.5 million increase in other assets and $1.1 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $10.3 million decrease in prepaid expenses and other current assets and a $3.1 million increase in accounts payable. The increase in accounts receivable was mainly due to the reclassification of receivables from Pfizer and the timing of revenue and collections. In 2019, receivables from Pfizer are included in accounts receivable and not in a separate related-party receivable line item as in 2018. As of December 31, 2018, Pfizer had sold all of its shares of ICU common stock thereby ending its related-party relationship with ICU. The decrease in accrued liabilities was primarily a result of the payout of accrued compensation. The increase in inventory was primarily due to an increase in our finished goods safety stock. The increase in other assets was primarily related to the purchase of spare parts. The net changes in income taxes was a result of the timing of payments. The decrease in prepaid expenses and other current assets was primarily due to the collection of receivable amounts owed from Pfizer. The increase in accounts payable was due to the timing of payments.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2020	2019	Change
Investing Cash Flows:
Purchases of property and equipment	$(25,463)	$(28,671)	$3,208	(1)
Proceeds from sale of assets	131	16	115
Intangible asset additions	(1,958)	(1,949)	(9)
Purchases of investment securities	(7,082)	(4,409)	(2,673)	(2)
Proceeds from sale of investment securities	10,900	24,500	(13,600)	(3)
Net cash used in investing activities	$(23,472)	$(10,513)	$(12,959)
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

While we can provide no assurances, we estimate that our capital expenditures in 2020 will be approximately $85.0 million to $90.0 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, the U.S. and Mexico to support new and existing products, in infusion devices that are placed with customers outside the U.S., and in IT to benefit world-wide operations. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2020	2019	Change
Financing Cash Flows:
Proceeds from short-term debt	$150,000	$—	$150,000	(1)
Proceeds from exercise of stock options	560	925	(365)	(2)
Tax withholding payments related to net share settlement of equity awards	(12,174)	(18,157)	5,983	(3)
Net cash provided by (used in) financing activities	$138,386	$(17,232)	$155,618
______________________________
(1) During March 2020, as a result of market uncertainty caused by COVID-19, we borrowed $150.0 million under our revolving Credit Facility.

(2)	Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the three months ended March 31, 2020, our employees surrendered 63,511 shares of our common stock from vested restricted stock awards as consideration for approximately $12.2 million in minimum statutory withholding obligations paid on their behalf. During the three months ended March 31, 2019, our employees surrendered 77,642 shares of our common stock from vested restricted stock awards as consideration for approximately $18.2 million in minimum statutory withholding obligations paid on their behalf.

In August 2019, our Board of Directors approved a share purchase plan to purchase up to $100.0 million of our common stock.  This plan replaced our existing plan and has no expiration date.  As of March 31, 2020, all of the $100 million available for purchase was remaining under the plan.

We have a substantial cash and investment security position generated from operations and from borrowings under our revolving Credit Facility. We maintain this position to address any operational challenges related to COVID-19, fund our growth, meet increasing working capital requirements, fund capital expenditures and to take advantage of acquisition opportunities that may arise.  Our primary investment goal is capital preservation.

Access to Capital

We believe that our existing cash and cash equivalents along with funds expected to be generated from future operations will provide us with sufficient funds to finance our current operations for the next twelve months.  In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions.

Credit Facility

We have a five-year Credit Facility with various lenders for $150.0 million, with Wells Fargo Bank, N.A. as the administrative agent (see Note 16: Long-Term Obligations). The Credit Facility has an accordion feature that would enable us to increase the borrowing capacity of the Credit Facility by the greater of (i) $100.0 million and (ii) 2.00x Total Leverage. Under the terms of the Credit Facility, we will be subject to certain financial covenants pertaining to leverage and fixed charge coverage ratios. Borrowings under the Credit Facility will bear interest at LIBOR plus an applicable margin tied to the leverage ratio in effect. Any unused portion of the Credit Facility will be subject to a per annum commitment fee which is also calculated using the leverage ratio in effect. The Credit Facility matures in 2022. During March 2020, as a precautionary measure in response to market uncertainty driven by the COVID-19 pandemic, we preemptively increased our liquidity by borrowing $150.0 million under our Credit Facility.

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

We were in compliance with all financial covenants as of March 31, 2020.

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

Contractual Obligations

During 2019, we signed ten-year lease for a 610,806 square foot warehouse, which commenced during the first quarter of 2020. Over the ten-year lease term, lease payment will be approximately $21.9 million. There have been no other material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Annual Report").

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2019, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other reports filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

•the impacts of the COVID-19 pandemic on us, our business and on domestic and global economies generally;
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
•unanticipated production problems;
•the availability of patent protection and the cost of enforcing and of defending patent claims; and
•natural disasters and outbreak of disease or illness.
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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of our borrowings under our Credit Facility used to increase liquidity as a precautionary measure in response to market uncertainty driven by COVID-19.

During March 2020, we drew down $150 million on our Credit Facility. Interest on the borrowed portion of the Credit Facility bears interest at our option, based on the Base Rate plus applicable margin or the LIBOR rate plus applicable margin, see further details in Part II, Item 8, of our 2019 Annual Report on Form 10-K. As a result of our Credit Facility, we are exposed to interest rate risk from changes in these interest rates. We use a sensitivity analysis to measure our interest risk exposure.

Based on our Credit Facility balance of $150.0 million at March 31, 2020 and assuming the use of the LIBOR rate, a 1% change in interest rates could potentially result in additional annual interest expense or savings of $1.5 million.

Foreign Exchange Risk

We have foreign currency exchange risk related to foreign-denominated cash, accounts receivable and accounts payable and accrued liabilities.

In our European operations, our net Euro asset position at March 31, 2020 was approximately €55.9 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the March 31, 2020 spot rate would impact our consolidated amounts on these balance sheet items by approximately $6.1 million, or 0.7% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. In our Canadian operations, our net Canadian dollar asset position at March 31, 2020 was approximately $24.5 million. A 10% change in the conversion of the Canadian dollar to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the March 31, 2020 spot rate would impact our consolidated amounts on these balance sheet items by approximately $1.6 million, or 0.2% of these net assets. We currently do not hedge our Canadian dollar or Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 18. Commitments and Contingencies to the Condensed Consolidated Financial Statements, and is incorporated herein by reference.

Item 1A.	Risk Factors

The COVID-19 pandemic has disrupted how we, our suppliers and our customers operate and the duration and extent to which this will impact our business, future results of operations, liquidity and overall financial performance remains uncertain.

In late 2019, a novel coronavirus (“COVID-19”) was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and elsewhere, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel restrictions, border closings, business closures, quarantines and shelter-in-place orders. Additionally, the COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the economy across many industries. As such, COVID-19 pandemic may pose significant risks to our business. We operate globally and the COVID-19 pandemic and its adverse effects have impacted most of the locations where we, our customers and our suppliers conduct business and as a result, during the first quarter of 2020, we have experienced some disruption to our operations, most notably due to self-imposed travel restrictions.

As a result of the COVID-19 pandemic, we have temporarily closed certain offices and facilities deemed non-essential under applicable guidance from relevant authorities, including our corporate headquarters. With a large number of employees now working remotely there is a potential loss of productivity, which could negatively impact our future results.

Our manufacturing, distribution, and pump service facilities are operating under our business continuity plan due to the need for our critical healthcare products, however, we have taken certain precautionary measures including the following to maximize the safety of our employees and to mitigate disruption to our operations:

•	implemented physical distancing measures;

•	enhanced hygiene protocols and increased frequency of cleaning procedures;

•	acquired additional personal protective equipment;

•	developed contingency plans and protocols to assess employee illness;

•	helped employees with childcare issues due to school and daycare closures;

•	implemented COVID-19 temperature screening for employees entering our manufacturing and distribution facilities; and

•	initiated a visitor pre-entry questionnaire to limit potential exposure in our facilities.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect to take additional measures as the information available to us continues to develop. These actions, and any future actions we may take in response to the COVID-19 pandemic, could negatively impact our business, financial condition and results of operations.

Additionally, the effect of the COVID-19 pandemic on our business will not be fully reflected in our results of operations and overall financial performance until future periods. The duration and extent of the impact on our business from the COVID-19 pandemic depends on future developments that cannot be fully predicted at this time, as such, the impact of the COVID-19 pandemic on our future results of operations and overall financial performance remain uncertain and cannot as yet be quantified. For example, a decline in the global economy could delay or significantly decrease purchases of our products in the future. Adverse economic and market conditions could also harm the parties with whom we do business, including our customers, distributors and suppliers. Additional factors that have contributed or may contribute to the adverse impact of the COVID-19 pandemic, on our business, results of operations, financial condition and liquidity include, without limitation, the following:

•	lost revenue or additional costs associated with either disruptions at our production and distribution facilities or interruptions in our supply chain;

•	fluctuations in demand from customers as a result of an increase in COVID-19 patient admissions in hospitals offset by the decline in non-COVID-19 patient admissions;

•	healthcare customers that defer the more profitable elective procedures may experience financial difficulties and may be unable to pay within payment terms for the products they purchased;

•	potential lower demand in future periods due to over-purchasing of our products due to the COVID-19 pandemic;

•	reduced revenue due to delays in implementation of our infusion systems and oncology products at hospital locations due to restricted access;

•	higher operating costs related to additional compensation paid to our manufacturing and distribution facility workers;

•	volatility in revenue and income due to foreign currency fluctuations;

•	lower travel and entertainment costs due to global travel restrictions;

•	lower income due to a delay in cost savings projects as a result of the travel and social distancing requirements of COVID-19; and

•	lower interest income on cash balances due to recent reductions in interest rates along with higher interest expense from borrowing $150.0 million under our Credit Facility.

To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us, our suppliers and our customers, it may also have the effect of heightening many of the risks described in this ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and many of the risks described under the caption ‘‘Risk Factors’’ and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, including the risks resulting from our dependency on key personnel; impairment of our supply chain or manufacturing facilities; and the impact of negative economic conditions. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us or our business.

Our ability to manufacture products may be materially adversely impacted by COVID-19.

We manufacture out of four main facilities, Austin, Texas, Salt Lake City, Utah, Costa Rica and Mexico. If the manufacturing capabilities of any of these sites are impacted as a result of COVID-19, we may not be able to timely manufacture our products at the required levels or at all. A disruption at any of our manufacturing facilities could have a material, adverse effect on our business, results of operations, financial condition and cash flows. For example, the COVID-19 pandemic could have a substantial impact on our employees’ attendance and productivity due to a variety of factors, such as shelter-in-place orders, quarantines and short and long term illness, all of which could interrupt and delay the manufacture of our products.

Our suppliers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with the raw materials and components required for our products. Any delay or shortages of raw materials or components from our suppliers could interrupt and delay the manufacturing of our products.

Our sales may be materially adversely impacted by COVID-19.

We have temporarily closed our non-essential offices and facilities, including our corporate headquarters, and a large number of employees are now working remotely. In addition to this potentially hindering productivity, our sales force typically operates by meeting in person with customers to discuss our products. As many hospitals are currently restricting access to their facilities to essential personnel, this may negatively affect demand for our products by limiting the ability of our sales personnel to negotiate new and maintain existing contracts with customers. We may also experience significant reductions in demand for certain products as our health care customers re-prioritize the treatment of patients, delay elective procedures and shift resources and operations to fight COVID-19 and the complications it causes. Additionally, the COVID-19 pandemic will potentially adversely affect our distributors as they may not be able to maintain the current levels of sales. As such, the impacts of COVID-19 on our sales force and our distributors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The COVID-19 pandemic has resulted in significant financial market and foreign currency volatility, which could adversely affect our earnings and cash flows.

The COVID-19 pandemic has led to periods of significant volatility in financial markets and foreign currency exchange rates. Given that our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rate changes can have a significant impact on our financial results. During the first quarter of 2020, we recognized $6.1 million in net foreign exchange losses in our results of operations.

We are subject to risks associated with debt financing.

The credit agreement governing our Credit Facility contains, among other things, certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends, enter into certain transactions with affiliates, and transfer or dispose of assets as well as financial covenants requiring us to maintain a specified consolidated total leverage ratio and a specified consolidated fixed charge coverage ratio. While we have not previously breached and are not currently in breach of these or any other covenants contained in our credit agreement, there can be no guarantee that we will not breach these covenants in the future.

Additionally, our ability to comply with these covenants may be affected by events beyond our control, including the COVID-19 pandemic. A breach of any of these covenants could result in a default under the credit agreement, which could cause all of the outstanding indebtedness under our Credit Facility to become immediately due and payable. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business. As such, these restrictive covenants contained in our Credit Facility may restrict our ability to pursue our business strategies.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019, including the risks resulting from our foreign currency exchange rates, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following is a summary of our stock repurchasing activity during the first quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
01/01/2020 — 01/31/2020	—	$—	—	$100,000,000
02/01/2020 — 02/29/2020	—	$—	—	$100,000,000
03/01/2020 — 03/31/2020	—	$—	—	$100,000,000
First quarter of 2020 total	—	$—	—	$100,000,000
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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	May 8, 2020
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1
Retirement and Separation Agreement, dated as of February 27, 2020, by and between ICU Medical, Inc. and Scott Lamb. Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed February 28, 2020 and incorporated herein by reference.

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