Form 10-Q
period 2020-06-30
ICU MEDICAL INC/DE
filed 2020-08-10
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2020
Common	20,937,857

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2020

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$446,134	$268,670
Short-term investment securities	14,564	23,967
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	460,698	292,637
Accounts receivable, net of allowance for doubtful accounts of $19,648 at June 30, 2020 and $20,219 at December 31, 2019	197,775	202,219
Inventories	322,766	337,640
Prepaid income tax	11,694	15,720
Prepaid expenses and other current assets	43,772	33,981
TOTAL CURRENT ASSETS	1,036,705	882,197

PROPERTY AND EQUIPMENT, net	454,824	456,085
OPERATING LEASE RIGHT-OF-USE ASSETS	49,712	34,465
GOODWILL	32,472	31,245
INTANGIBLE ASSETS, net	203,720	211,408
DEFERRED INCOME TAXES	28,776	27,998
OTHER ASSETS	52,853	48,984
TOTAL ASSETS	$1,859,062	$1,692,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$101,127	$128,629
Accrued liabilities	107,083	117,776
Short-term debt	150,000	—
Income tax liability	941	2,063
TOTAL CURRENT LIABILITIES	359,151	248,468

CONTINGENT EARN-OUT LIABILITY	20,000	17,300
OTHER LONG-TERM LIABILITIES	49,883	32,820
DEFERRED INCOME TAXES	2,091	2,091
INCOME TAX LIABILITY	16,140	14,459
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued — 20,937 shares at June 30, 2020 and 20,743 shares at December 31, 2019 and outstanding — 20,936 shares at June 30, 2020 and 20,742 shares at December 31, 2019	2,094	2,074
Additional paid-in capital	675,497	668,947
Treasury stock, at cost	(140)	(157)
Retained earnings	757,524	721,782
Accumulated other comprehensive loss	(23,178)	(15,402)
TOTAL STOCKHOLDERS' EQUITY	1,411,797	1,377,244
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,859,062	$1,692,382
______________________________________________________
(1) December 31, 2019 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
TOTAL REVENUES	$303,379	$312,282	$631,986	$643,214
COST OF GOODS SOLD	197,095	208,413	404,287	404,042
GROSS PROFIT	106,284	103,869	227,699	239,172
OPERATING EXPENSES:
Selling, general and administrative	67,242	67,824	139,547	140,457
Research and development	10,279	11,199	21,025	24,022
Restructuring, strategic transaction and integration	6,482	37,041	18,789	61,433
Change in fair value of contingent earn-out	2,700	(39,500)	2,700	(47,200)
Contract settlement	25	1,039	25	3,822
TOTAL OPERATING EXPENSES	86,728	77,603	182,086	182,534
INCOME FROM OPERATIONS	19,556	26,266	45,613	56,638
INTEREST EXPENSE	(771)	(139)	(967)	(272)
OTHER INCOME (EXPENSE), net	2,053	1,479	(3,427)	4,670
INCOME BEFORE INCOME TAXES	20,838	27,606	41,219	61,036
PROVISION FOR INCOME TAXES	(1,930)	(4,773)	(5,477)	(7,205)
NET INCOME	$18,908	$22,833	$35,742	$53,831
NET INCOME PER SHARE
Basic	$0.91	$1.11	$1.72	$2.62
Diluted	$0.88	$1.06	$1.66	$2.50
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,880	20,622	20,831	20,577
Diluted	21,506	21,520	21,545	21,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
NET INCOME	$18,908	$22,833	$35,742	$53,831
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of taxes of $356 and $116 for the three months ended June 30, 2020 and 2019, respectively, and ($577) and $322 for the six months ended June 30, 2020 and 2019, respectively	1,126	369	(1,826)	1,019
Foreign currency translation adjustment, net of taxes of $0 for all periods	4,604	2,838	(5,872)	1,246
Other adjustments, net of taxes of $0 for all periods	4	—	(78)	6
Other comprehensive income (loss), net of taxes	5,734	3,207	(7,776)	2,271
TOTAL COMPREHENSIVE INCOME	$24,642	$26,040	$27,966	$56,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2020	20,742	$2,074	$668,947	$(157)	$721,782	$(15,402)	$1,377,244
Issuance of restricted stock and exercise of stock options	155	9	(10,207)	10,758	—	—	560
Tax withholding payments related to net share settlement of equity awards	(64)	—	—	(12,174)	—	—	(12,174)
Stock compensation	—	—	6,939	—	—	—	6,939
Other comprehensive loss, net of tax	—	—	—	—	—	(13,510)	(13,510)
Net income	—	—	—	—	16,834	—	16,834
Balance, March 31, 2020	20,833	$2,083	$665,679	$(1,573)	$738,616	$(28,912)	$1,375,893
Issuance of restricted stock and exercise of stock options	106	11	4,408	1,820	—	—	6,239
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(387)	—	—	(387)
Stock compensation	—	—	5,410	—	—	—	5,410
Other comprehensive income, net of tax	—	—	—	—	—	5,734	5,734
Net income	—	—	—	—	18,908	—	18,908
Balance, June 30, 2020	20,937	$2,094	$675,497	$(140)	$757,524	$(23,178)	$1,411,797

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2019	20,492	$2,049	$657,899	$(95)	$620,747	$(16,945)	$1,263,655
Issuance of restricted stock and exercise of stock options	254	18	(4,289)	5,196	—	—	925
Tax withholding payments related to net share settlement of equity awards	(78)	—	—	(18,157)	—	—	(18,157)
Stock compensation	—	—	6,209	—	—	—	6,209
Other comprehensive loss, net of tax	—	—	—	—	—	(936)	(936)
Net income	—	—	—	—	30,998	—	30,998
Balance, March 31, 2019	20,668	$2,067	$659,819	$(13,056)	$651,745	$(17,881)	$1,282,694
Issuance of restricted stock and exercise of stock options	—	—	(8,505)	11,514	—	—	3,009
Tax withholding payments related to net share settlement of equity awards	—	—	—	(108)	—	—	(108)
Stock compensation	—	—	6,229	—	—	—	6,229
Other comprehensive income, net of tax	—	—	—	—	—	3,207	3,207
Net income	—	—	—	—	22,833	—	22,833
Balance, June 30, 2019	20,668	$2,067	$657,543	$(1,650)	$674,578	$(14,674)	$1,317,864

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,742	$53,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,575	37,838
Amortization of right-of-use assets	4,527	4,150
Provision for doubtful accounts	162	5,838
Provision for warranty and returns	(1,221)	1,249
Stock compensation	12,349	12,438
Loss on disposal of property and equipment and other assets	1,078	12,845
Bond premium amortization	85	68
Debt issuance costs amortization	144	144
Change in fair value of contingent earn-out	2,700	(47,200)
Product-related charges	2,626	—
Usage of spare parts	5,045	14,649
Other	1,615	(346)
Changes in operating assets and liabilities:
Accounts receivable	5,293	(46,861)
Inventories	8,481	(16,060)
Prepaid expenses and other assets	(9,333)	6,111
Other assets	(7,223)	(18,079)
Accounts payable	(23,305)	2,032
Accrued liabilities	(15,257)	(21,124)
Income taxes, including excess tax benefits and deferred income taxes	2,657	735
Net cash provided by operating activities	68,740	2,258
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,517)	(48,726)
Proceeds from sale of asset	147	19
Business acquisitions, net of cash acquired	—	(4,600)
Intangible asset additions	(4,104)	(4,088)
Purchases of investment securities	(7,082)	(17,994)
Proceeds from sale of investment securities	16,400	33,400
Net cash used in investing activities	(33,156)	(41,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term debt	150,000	—
Proceeds from exercise of stock options	6,799	3,934
Payments on finance leases	(116)	—
Tax withholding payments related to net share settlement of equity awards	(12,561)	(18,265)
Net cash provided by (used in) financing activities	144,122	(14,331)
Effect of exchange rate changes on cash	(2,242)	1,148
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	177,464	(52,914)
CASH AND CASH EQUIVALENTS, beginning of period	268,670	344,781
CASH AND CASH EQUIVALENTS, end of period	$446,134	$291,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Six months ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$9,775	$11,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:Basis of Presentation

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Note 3: Restructuring, Strategic Transaction and Integration

        Restructuring, strategic transaction and integration expenses were $6.5 million and $18.8 million for the three and six months ended June 30, 2020, respectively, as compared to $37.0 million and $61.4 million for the three and six months ended June 30, 2019, respectively.

Restructuring

        During the three and six months ended June 30, 2020, restructuring charges were $0.9 million and $8.1 million, respectively. During the three and six months ended June 30, 2019, restructuring charges were $6.9 million and $7.7 million, respectively. Restructuring charges for the three and six months ended June 30, 2020 were primarily related to severance and costs related to office and other facility closures. Restructuring charges for the three and six months ended June 19, 2019 were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility. Restructuring charges are included in the restructuring, strategic transaction and integration line item in our condensed consolidated statement of operations.

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

        The following table summarizes the details of changes in our restructuring-related accrual for the period ended June 30, 2020 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accrued Balance January 1, 2020	Charges Incurred	Payments	Currency Translation	Accrued Balance June 30, 2020
Severance pay and benefits	$3,878	$3,706	$(4,219)	$(83)	$3,282
Employment agreement buyout	460	—	(279)	—	181
Facility closure expenses	1,211	4,384	(4,239)	203	1,559
	$5,549	$8,090	$(8,737)	$120	$5,022

Strategic transaction and integration expenses

        We incurred and expensed $5.6 million and $10.7 million in strategic transaction and integration expenses during the three and six months ended June 30, 2020, respectively, as compared to $30.1 million and $53.7 million during the three and six months ended June 30, 2019, respectively. The strategic transaction and integration expenses during the three and six months ended June 30, 2020 and 2019, were primarily related to the integration of the Hospira Infusion Systems ("HIS") business acquired in 2017 from Pfizer, which for the six months ended June 30, 2020, included expenses for the migration of IT systems at our Austin facility. The strategic transaction and integration expenses during the three and six months ended June 30, 2019, included a one-time strategic supply chain restructuring charge of $22.1 million, which reduced our contracted commitments to our third party manufacturer. The six months ended June 30, 2019 also included a $12.7 million non-cash write-off of assets related to our final Pfizer separation costs.

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

Revenue disaggregated

        The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Geography	2020	2019	2020	2019
Europe, the Middle East and Africa	$28,583	$32,978	$66,511	$65,356
Other Foreign	66,572	51,594	127,093	102,955
Total Foreign	95,155	84,572	193,604	168,311
United States	208,224	227,710	438,382	474,903
Total Revenues	$303,379	$312,282	$631,986	$643,214

        The following table represents our revenues disaggregated by product (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the three months ended June 30,		For the six months ended June 30,
Product line	2020	2019	2020	2019
Infusion Consumables	$110,993	$117,669	$234,500	$238,249
Infusion Systems	91,088	81,309	179,468	165,591
IV Solutions	89,178	102,635	193,469	215,817
Critical Care	12,120	10,669	24,549	23,557
Total Revenues	$303,379	$312,282	$631,986	$643,214

Contract balances

        The following table presents our changes in the contract balances for the six months ended June 30, 2020 and 2019 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2020	$(4,855)
Equipment revenue recognized	3,263
Equipment revenue deferred due to implementation	(10,347)
Software revenue recognized	3,340
Software revenue deferred due to implementation	(3,643)
Ending balance, June 30, 2020	$(12,242)

Beginning balance, January 1, 2019	$(4,282)
Equipment revenue recognized	2,669
Equipment revenue deferred due to implementation	(3,860)
Software revenue recognized	1,947
Software revenue deferred due to implementation	(2,366)
Ending balance, June 30, 2019	$(5,892)

        As of June 30, 2020, revenue from remaining performance obligations related to implementation of software and equipment is $10.7 million. We expect to recognize substantially all of this revenue within the next three to six months dependent on implementation restrictions due to COVID-19. Revenue from remaining performance obligations related to annual software licenses is $1.5 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

        Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term based on the information available at commencement date. Our lease ROU assets exclude lease incentives and initial direct costs incurred. Our lease terms include options to extend when it is reasonably certain that we will exercise that option. All of our leases have stated lease payments, which may include fixed rental increases. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

        The following table presents the components of our lease cost (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,776	$2,101	$5,567	$4,531

Finance lease cost - interest	26	—	32	—

Finance lease cost - amortization of ROU asset	102	—	126	—

Short-term lease cost	73	84	128	180

Total lease cost	$2,977	$2,185	$5,853	$4,711

Interest expense on our finance leases is included in other income (expense), net in our condensed consolidated statement of operations. The amortization of the operating and finance ROU asset is included in selling, general and administrative expenses in our condensed consolidated statement of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	For the six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,706	$4,838
Operating cash flows from finance leases	$32	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,175	$1,040
Finance leases	$2,815	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of June 30, 2020	As of December 31, 2019
Operating leases
Operating lease right-of-use assets	$49,712	$34,465

Accrued liabilities	$8,245	$7,362
Other long-term liabilities	44,281	28,896
Total operating lease liabilities	$52,526	$36,258

Weighted Average Remaining Lease Term
Operating leases	7.0 years	6.0 years

Weighted Average Discount Rate
Operating leases	5.04%	5.57%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

As of June 30, 2020
Financing leases
Financing lease right-of-use assets	$2,728

Accrued liabilities	$439
Other long-term liabilities	2,298
Total financing lease liabilities	$2,737

Weighted Average Remaining Lease Term
Financing leases	7.3 years

Weighted Average Discount Rate
Financing leases	4.26%

        As of June 30, 2020, the maturities of our operating and financing lease liabilities for each of the next five years is approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$5,260	$272
2021	10,484	544
2022	9,563	544
2023	8,649	544
2024	8,214	264
2025	4,937	189
Thereafter	15,039	806
Total Lease Payments	62,146	3,163
Less imputed interest	(9,620)	(426)
Total	$52,526	$2,737

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6:  Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. There were 57,091 and 6,462 anti-dilutive securities for the three months ended June 30, 2020 and 2019, respectively. There were 15,045 and 5,908 anti-dilutive securities for the six months ended June 30, 2020 and 2019, respectively.

        The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$18,908	$22,833	$35,742	$53,831
Weighted-average number of common shares outstanding (for basic calculation)	20,880	20,622	20,831	20,577
Dilutive securities	626	898	714	969
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,506	21,520	21,545	21,546
EPS — basic	$0.91	$1.11	$1.72	$2.62
EPS — diluted	$0.88	$1.06	$1.66	$2.50

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

        In March 2020, we entered into a one-year cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). The total notional amount of this outstanding derivative as of June 30, 2020 was approximately 473.2 million MXN. The term of the one-year contract is November 3, 2020 to December 1, 2021. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

        In November 2018, we entered into a one-year cross-currency par forward contract that hedges of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of June 30, 2020 was approximately 165.8 million MXN. The term of the one-year hedge is November 1, 2019 to November 3, 2020. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

        The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives
	Condensed Consolidated Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$—	$2,366
	Other assets	38	—
	Accrued liabilities	(75)	—
Total derivatives designated as cash flow hedging instruments		$(37)	$2,366

        The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$(219)	$190	$473	$345

        We recognized the following gains (losses) on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of (Loss) Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended June 30,			Three months ended June 30,

	2020	2019	Location of (Loss) Gain Reclassified From Accumulated Other Comprehensive Income into Income	2020	2019
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$1,262	$675	Cost of goods sold	$(219)	$190
Total derivatives designated as cash flow hedging instruments	$1,262	$675		$(219)	$190

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Six months ended June 30,			Six months ended June 30,

	2020	2019	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2020	2019
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$(1,930)	$1,685	Cost of goods sold	$473	$345
Total derivatives designated as cash flow hedging instruments	$(1,930)	$1,685		$473	$345

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2020, we expect approximately $75,000 of the deferred losses on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next twelve months concurrent with the underlying hedged transactions also being reported in net income.

Note 8: Fair Value Measurement

        Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value:

•Level 1: quoted prices in active markets for identical assets or liabilities;
•Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or
•Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Earn-out Liability

        In 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer was entitled up to $225 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 were achieved. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. The initial value assigned to the contingent consideration was a result of forecasted product demand of our HIS business. At each reporting date subsequent to the acquisition we remeasured the earn-out using the same methodology above and recognized any changes in value. As of December 31, 2019, we determined that we did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. As of the date of this filing, Pfizer has disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met. If we do not reach agreement on this issue with Pfizer, the dispute will be resolved by binding arbitration, that will likely be concluded in the second half of this calendar year.

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

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuit
Earn-out Liability
Accrued balance, January 1, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	2,700
Accrued balance, June 30, 2020	$20,000

HIS
Earn-out Liability
Accrued balance, January 1, 2019	$47,400
Change in fair value of earn-out (included in income from operations as a separate line item)	(7,700)
Accrued balance, March 31, 2019	$39,700
Change in fair value of earn-out (included in income from operations as a separate line item)	(39,500)
Accrued balance, June 30, 2019	$200

The fair value of the Pursuit earn-out increased at June 30, 2020 from the fair value calculated at December 31, 2019 primarily due to changes in the probabilities within the valuation model.

        The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities:

Pursuit Earn-out

Simulation Input	As of June 30, 2020	At Acquisition November 2, 2019
Revenue/Gross Profit Volatility	30.00%	20.00%
Discount Rate	12.50%	15.00%
Risk Free Rate	0.16%	1.55%
Counter Party Risk	6.30%	6.00%

HIS Earn-out

Simulation Input	As of June 30, 2019	As of December 31, 2018
Adjusted EBITDA Volatility	30.00%	30.00%
WACC	8.25%	8.25%
20-year risk free rate	2.31%	2.87%
Market price of risk	5.77%	5.24%
Cost of debt	4.13%	5.25%

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements at June 30, 2020
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$14,564	$—	$14,564	$—
Foreign exchange forwards:
Other assets	38	—	38	—
Total Assets	$14,602	$—	$14,602	$—

Liabilities:
Earn-out liability	$20,000	$—	$—	$20,000
Foreign exchange forwards:
Accrued liabilities	75	—	75	—
Total Liabilities	$20,075	$—	$75	$20,000

	Fair value measurements at December 31, 2019
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$23,967	$—	$23,967	$—
Foreign exchange forwards:
Prepaid expenses and other current assets	2,366	—	2,366	—
Total Assets	$26,333	$—	$26,333	$—

Liabilities:
Earn-out liability	$17,300	$—	$—	$17,300
Total Liabilities	$17,300	$—	$—	$17,300

Note 9: Investment Securities

        Our investment securities currently consist of short-term corporate bonds. Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in investment income in other income (expense), net on our condensed consolidated statements of operations. There have been no realized gains or losses on their disposal. Realized gains and losses are accounted for on the specific identification method. The scheduled maturities of the debt securities are between 2020 and 2021. All short-term investment securities are callable within one year.

        Our short investment securities consisted of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2020
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,564	$—	$14,564

	As of December 31, 2019
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$23,967	$—	$23,967

Note 10:  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Other prepaid expenses and receivables	16,213	13,778
Deferred costs	13,519	3,332
Prepaid insurance and property taxes	2,862	5,450
VAT/GST receivable	3,991	4,422
Deferred tax charge	4,398	1,266
Deposits	1,327	1,375
Other	1,462	4,358
	$43,772	$33,981

Note 11: Inventories

        Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs consist of those costs directly attributable to products prior to sale including among other things raw material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$128,972	$119,709
Work in process	40,548	39,515
Finished goods	153,246	178,416
Total inventories	$322,766	$337,640

Note 12:  Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Machinery and equipment	$246,955	$219,057
Land, building and building improvements	233,931	230,454
Molds	60,378	60,155
Computer equipment and software	96,711	83,217
Furniture and fixtures	7,495	7,498
Instruments placed with customers(1)	80,445	74,434
Construction in progress	76,733	101,425
Total property and equipment, cost	802,648	776,240
Accumulated depreciation	(347,824)	(320,155)
Property and equipment, net	$454,824	$456,085
______________________________
(1) Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

        Depreciation expense was $15.8 million and $31.0 million for the three and six months ended June 30, 2020, respectively, as compared to $14.7 million and $29.8 million for the three and six months ended June 30, 2019, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

        The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2020	$31,245
Other (1)	1,346
Currency translation	(119)
Balance as of June 30, 2020	$32,472
_______________________________________________
(1) Other relates to a measurement period adjustment to deferred taxes related to our 2019 acquisition of Pursuit.

Intangible Assets, Net

        Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	June 30, 2020
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$23,579	$14,263	$9,316
Customer contracts	12	10,192	5,671	4,521
Non-contractual customer relationships	9	56,868	22,924	33,944
Trademarks	4	425	425	—
Trade name	15	18,253	2,871	15,382
Developed technology	13	152,893	30,578	122,315
Non-compete	3	2,500	556	1,944
Total amortized intangible assets		$264,710	$77,288	$187,422

Internally developed software*		$16,298		$16,298

Total intangible assets		$281,008	$77,288	$203,720
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted Average	December 31, 2019
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$22,322	$13,519	$8,803
Customer contracts	12	10,122	5,506	4,616
Non-contractual customer relationships	9	57,296	19,787	37,509
Trademarks	4	425	425	—
Trade name	15	18,256	2,254	16,002
Developed technology	13	152,354	24,228	128,126
Non-compete	3	2,500	139	2,361

Total amortized intangible assets		$263,275	$65,858	$197,417

Internally developed software*		$13,991		$13,991

Total intangible assets		$277,266	$65,858	$211,408
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three and six months ended June 30, 2020, intangible asset amortization expense was $5.8 million and $11.6 million, respectively, as compared to $4.0 million and $8.0 million for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2020	$11,828
2021	23,076
2022	22,434
2023	21,591
2024	21,502
2025	16,679
Thereafter	70,312
Total	$187,422

Note 14:  Accrued Liabilities and Other Long-Term Liabilities

        Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Salaries and benefits	$26,181	$21,116
Incentive compensation	14,234	15,221
Accrued supply chain restructuring costs	1,475	23,119
Operating lease liability-ST	8,245	7,362
Accrued product field action	334	2,096
Accrued sales taxes	3,983	2,615
Restructuring accrual	5,022	5,459
Deferred revenue	12,480	4,761
Accrued other taxes	2,440	4,054
Accrued professional fees	3,070	4,782
Legal accrual	889	826
Distribution fees	5,993	3,942
Warranties and returns	985	782
Accrued freight	11,833	11,238
Contract liabilities-ST	1,035	1,935
Contract settlement	833	1,667
Other	8,051	6,801
	$107,083	$117,776

Other long-term liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liability-LT	$44,281	$28,896
Benefits	1,114	1,131
Accrued rent	1,466	1,642
Contract liabilities-LT	404	472
Financing lease liability-LT	2,298	—
Other	320	679
	$49,883	$32,820

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15:  Income Taxes

Income taxes were accrued at an estimated effective tax rate of 9% and 13% for the three and six months ended June 30, 2020, respectively, as compared to 17% and 12% for the three and six months ended June 30, 2019, respectively.

        The effective tax rate for the three and six months ended June 30, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three and six months ended June 30, 2020 included a discrete tax benefit of $3.0 million and $3.5 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.
        The effective tax rate for the three and six months ended June 30, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI and tax credits. The effective tax rate during the three and six months ended June 30, 2019 included a discrete tax benefit of $1.8 million and $7.4 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. In addition, the effective tax rate during the three and six months ended June 30, 2019 included a discrete tax provision of $9.5 million and $11.3 million as a result of a revaluation of the contingent consideration.

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

        As of June 30, 2020, we had $150.0 million in borrowings and no availability under the Credit Facility. Principal payments on the revolving Credit Facility are made at our discretion with the unpaid amount due at maturity. The Credit Facility matures on November 8, 2022. Interest on borrowings under the Credit Facility, at our option, is based on the Base Rate plus applicable margin or the London Interbank Offered Rate ("LIBOR") plus applicable margin, see further details in Part II, Item 8, of our 2019 Annual Report on Form 10-K.

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

         We were in compliance with all financial covenants as of June 30, 2020.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 17: Stockholders' Equity

Treasury Stock

        In August 2019, our Board of Directors approved a new share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. During the six months ended June 30, 2020, we did not purchase any shares of our common stock under our stock purchase plans. As of June 30, 2020, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

        For the six months ended June 30, 2020, we withheld 65,392 shares of our common stock from employee vested restricted stock units in consideration for $12.6 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. For the six months ended June 30, 2019, we withheld 78,108 shares of our common stock from employee vested restricted stock units in consideration for $18.3 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive (Loss) Income

        The components of accumulated other comprehensive (loss) income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2020	$(17,310)	$1,880	$28	$(15,402)
Other comprehensive loss before reclassifications	(10,477)	(2,426)	(81)	(12,984)
Amounts reclassified from AOCI	—	(526)	—	(526)
Other comprehensive loss	(10,477)	(2,952)	(81)	(13,510)
Balance as of March 31, 2020	$(27,787)	$(1,072)	$(53)	$(28,912)
Other comprehensive loss before reclassifications	4,604	960	4	5,568
Amounts reclassified from AOCI	—	166	—	166
Other comprehensive loss	4,604	1,126	4	5,734
Balance as of June 30, 2020	$(23,183)	$54	$(49)	$(23,178)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2019	$(17,682)	$638	$99	$(16,945)
Other comprehensive (loss) income before reclassifications	(1,592)	768	6	(818)
Amounts reclassified from AOCI	—	(118)	—	(118)
Other comprehensive (loss) income	(1,592)	650	6	(936)
Balance as of March 31, 2019	$(19,274)	$1,288	$105	$(17,881)
Other comprehensive income before reclassifications	2,838	513	—	3,351
Amounts reclassified from AOCI	—	(144)	—	(144)
Other comprehensive income	2,838	369	—	3,207
Balance as of June 30, 2019	$(16,436)	$1,657	$105	$(14,674)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 18: Commitments and Contingencies

Legal Proceedings

Beginning in November 2016, purported class actions were filed in the U.S. District Court for the Northern District of Illinois against Pfizer, Inc. subsidiaries, Hospira, Inc., Hospira Worldwide, Inc. and certain other defendants relating to the intravenous saline solutions part of the HIS business. Plaintiffs seek to represent classes consisting of all persons and entities in the U.S. who directly purchased intravenous saline solution sold by any of the defendants from January 1, 2013 until the time the defendants’ allegedly unlawful conduct ceases. Plaintiffs allege that U.S. manufacturer defendants conspired together to restrict output and artificially fix, raise, maintain and/or stabilize the prices of intravenous saline solution sold throughout the U.S. in violation of federal antitrust laws. Plaintiffs seek treble damages (for themselves and on behalf of the putative classes) and an injunction against defendants for alleged price overcharges for intravenous saline solution in the U.S. since January 1, 2013. On July 5, 2018, the District Court granted defendants’ motion to dismiss the operative complaint for failing to state a valid antitrust claim, but allowed the plaintiffs to file a second amended complaint. On September 6, 2018, plaintiffs filed a second amended complaint adding new allegations in support of their conspiracy claims and adding ICU as a defendant. All defendants filed a motion to dismiss this second amended complaint and on April 3, 2020, the District Court granted Defendants’ motion to dismiss the second amended complaint. The District Court concluded that it would be futile to permit plaintiffs to amend their complaint again, and dismissed the case with prejudice. The plaintiffs did not file an appeal.

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

Note 20:  COVID-19 Pandemic

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Operations Overview

COVID-19 Update

        In late 2019, a novel coronavirus (“COVID-19”) was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and elsewhere, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel restrictions, border closings, business closures, quarantines and shelter-in-place orders. Additionally, the COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the economy across many industries. As such, COVID-19 pandemic may pose significant risks to our business. We operate globally and the COVID-19 pandemic and its adverse effects have impacted most of the locations where we, our customers and our suppliers conduct business.

        As a result of the COVID-19 pandemic, our non-essential offices and facilities, including our corporate headquarters remain closed to non-essential employees. With a large number of employees now working remotely there is a potential loss of productivity, which could negatively impact our future results.

        Our manufacturing, distribution, and pump service facilities are operating under our business continuity plan due to the need for our critical healthcare products, however, we have taken certain precautionary measures including the following to maximize the safety of our employees and to mitigate disruption to our operations:

•implemented physical distancing measures;

•enhanced hygiene protocols and increased frequency of cleaning procedures;
•acquired additional personal protective equipment;
•developed contingency plans and protocols to assess employee illness;
•helped employees with childcare issues due to school and daycare closures;
•implemented COVID-19 temperature screening for employees entering our manufacturing and distribution facilities; and
•initiated a visitor pre-entry questionnaire to limit potential exposure in our facilities.

        During the first quarter ended March 31, 2020, we saw increased demand for our products as a result of customer stocking, particularly within our IV Solutions and Infusion Systems product lines. We also experienced foreign exchange losses related to the strengthening of the U.S. dollar relative to certain foreign currencies as general economic conditions declined. During March 2020, as a precautionary measure in response to market uncertainty driven by COVID-19, we preemptively increased our liquidity by borrowing $150.0 million under our Senior Secured Revolving Credit Facility ("Credit Facility").

During the second quarter ended June 30, 2020, the COVID-19 pandemic continued to have an impact on our results of operations. We saw a meaningful decline in demand for our dedicated infusion sets in our Infusion Consumables and IV Solutions product portfolios, although the impact on our results of operations was partially offset by an increase in the demand for our infusion pumps.

        The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be fully predicted at this time, as such, the impact of the pandemic on our future results of operations and overall financial performance remain uncertain and cannot as yet be quantified. However, our future results could be impacted by the following:

•lost revenue or additional costs associated with either disruptions at our production and distribution facilities or interruptions in our supply chain;
•fluctuations in demand from customers as a result of an increase in COVID-19 patient admissions in hospitals offset by the decline in non-COVID-19 patient admissions;
•healthcare customers that defer the more profitable elective procedures may experience financial difficulties and may be unable to pay within payment terms for the products they purchased;
•potential lower demand in future periods due to over-purchasing of our products due to the COVID-19 pandemic;
•reduced revenue due to delays in implementation of our infusion systems and oncology products at hospital locations due to restricted access;
•higher operating costs related to additional compensation paid to our manufacturing and distribution facility workers;
•volatility in revenue and income due to foreign currency fluctuations;
•lower travel and entertainment costs due to global travel restrictions;
•lower income due to a delay in cost savings projects as a result of the travel and social distancing requirements of COVID-19; and
•lower interest income on cash balances due to recent reductions in interest rates along with higher interest expense from borrowing $150.0 million under our Credit Facility.

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

Infusion Consumables

Infusion therapy sets, used in hospitals and ambulatory clinics, consist of a tube running from a bottle or plastic bag containing a solution to a catheter inserted in a patient’s vein, that may or may not be used with an IV pump.  Our primary Infusion Consumable products are:

•Clave™ needlefree products, including the MicroClave, MicroClave Clear, and NanoClave™ brand of connectors, accessories, extension and administration sets used for the administration of IV fluids and medications and the Neutron catheter patency device, used to help maintain patency of central venous catheters;

•SwabCap disinfecting cap, used to protect and disinfect any needlefree connector, including competitive brands of connectors;

•TegoTM hemodialysis connector used to cap and protect hemodialysis central venous catheter hubs;

•NovaCath™ and SuperCath™ peripheral IV catheters (PIV); and

•ClearGuard HD antimicrobial barrier caps for hemodialysis catheters.

        Closed System Transfer Devices ("CSTD") and hazardous drug compounding systems are used to prepare and deliver hazardous IV medications such as those used in chemotherapy, which, if released, can have harmful effects on the healthcare worker and environment. Our products are:

•ChemoLockTM CSTD which utilizes a proprietary needlefree connection method, is used for the preparation and administration of hazardous drugs. ChemoLock is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury;

•ChemoClaveTM, an ISO Connection standard and universally compatible CSTD used for the preparation and administration of hazardous drugs. ChemoClave utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems. ChemoClave also is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminate the risk of needlestick injury; and

•DianaTM hazardous drug compounding system, an automated sterile compounding system that incorporates ChemoClave and ChemoLock CSTD consumables and IV workflow technology for the accurate, safe, and efficient preparation of hazardous drugs. It is a user-controlled automated system that provides repeatable accuracy of drug mixes and minimizes clinician exposure to hazardous drugs while helping to maintain the sterility of the drugs being mixed.

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

Infusion Systems

        We offer a wide range of infusion pumps, dedicated IV sets and software. Our primary Infusion System products are dedicated IV sets and the following:

Infusion Pump Hardware:

◦Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. Plum 360 was named the 2018, 2019 and 2020 Best in KLAS winner as top-performing IV smart pump and is the first medical device to be awarded UL Cybersecurity Assurance Program Certification; and

◦LifeCare PCA™: The LifeCare PCA infusion pump is an ICU Medical MedNet™ ready patient-controlled analgesia pump ("PCA"), providing complete IV-EHR interoperability since 2016.

        IV Mediation Safety Software:

•ICU Medical MedNet™: ICU Medical MedNet is an enterprise-class medication management platform for any sized healthcare system that can help reduce medication errors, improve quality of care, streamline workflows and maximize revenue capture. ICU Medical MedNet connects our industry-leading smart pumps to a hospital’s Electronic Health Records ("EHR"), asset tracking systems, and alarm notification platforms with the largest array of integration partners.

Professional Services:

•In addition to the products above, our teams of clinical, information technology, and professional services experts work with customers to develop and deliver safe and efficient infusion systems, providing customized and personalized configuration, implementation, and data analytics services to complement our infusion hardware and software.

IV Solutions

        We provide a broad portfolio of IV solutions to meet our customers’ clinical needs, providing a consistent supply of IV solutions, irrigation, and nutritionals to help provide safe and effective patient care. Our primary IV Solutions products are:

        IV Therapy and Diluents:

•Including Sodium Chloride, Dextrose, Balanced Electrolyte Solutions, Lactated Ringer's, Ringer's, Mannitol, Sodium Chloride/Dextrose and Sterile Water.

Irrigation:

•Including Sodium Chloride Irrigation, Sterile Water Irrigation, Physiologic Solutions, Ringer's Irrigation, Ringer's Irrigation, Acetic Acid Irrigation, Glycine Irrigation, Sorbitol-Mannitol Irrigation, Flexible Containers and Pour Bottle Options.

Critical Care

        Our Critical Care products help clinicians get accurate real-time access to patients’ hemodynamic and cardiac status with an extensive portfolio of monitoring systems and advanced sensors & catheters.  Measurements provided by our systems help clinicians determine how well the heart is pumping blood and how efficiently oxygen from the blood is being used by the tissues. Our primary Critical Care products are:

•Cogent™ 2-in-1 hemodynamic monitoring system;
•CardioFlo™ hemodynamic monitoring system;
•TDQ™ and OptiQ™ cardiac output monitoring catheters;
•TriOxTM venous oximetry catheters;
•Transpac™ blood pressure transducers; and
•SafeSet™ closed blood sampling and conservation system.

        The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$208.2	69%	$227.7	73%	$438.4	69%	$474.9	74%
International	95.2	31%	84.6	27%	193.6	31%	168.3	26%
Total Revenue	$303.4	100%	$312.3	100%	$632.0	100%	$643.2	100%
The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
Product line	2020	2019	2020	2019
Infusion Consumables	37%	38%	37%	37%
Infusion Systems	30%	26%	28%	26%
IV Solutions	29%	33%	31%	33%
Critical Care	4%	3%	4%	4%
	100%	100%	100%	100%
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

Consolidated Results of Operations

        We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and six months ended June 30, 2020 and 2019, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total revenue	100%	100%	100%	100%
Gross margin	35%	33%	36%	37%
Selling, general and administrative expenses	22%	22%	22%	22%
Research and development expenses	3%	4%	3%	4%
Restructuring and strategic transaction	2%	12%	3%	10%
Change in fair value of contingent earn-out	1%	(13)%	—%	(7)%
Contract settlement	—%	—%	—%	1%
Total operating expenses	28%	25%	28%	30%
Income from operations	7%	8%	8%	7%
Interest expense	—%	—%	—%	—%
Other income (expense), net	1%	—%	(1)%	1%
Income before income taxes	8%	8%	7%	8%
Provision for income taxes	(1)%	(2)%	(1)%	(1)%
Net income	7%	6%	6%	7%

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

Infusion Consumables

        The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Infusion Consumables	$111.0	$117.7	$(6.7)	(5.7)%	$234.5	$238.2	$(3.7)	(1.6)%

Infusion Consumables revenue decreased for the three and six months ended June 30, 2020, as compared to the same periods in the prior year. For the three months ended June 30, 2020, growth in our oncology business was more than offset by the impact of lower demand from hospital customers due to COVID-19 and by the impact of foreign exchange rates. For the six months ended June 30, 2020, the revenue decrease was driven primarily by the impact of foreign exchange rates. On a constant currency basis, Infusion Consumables revenue would have been $112.3 million for the three months ended June 30, 2020, a decrease of $5.4 million or 4.6%, as compared to the same period in the prior year. On a constant currency basis, Infusion Consumables revenue would have been $237.2 million for the six months ended June 30, 2020, a decrease of $1.0 million or 0.4%, as compared to the same period in the prior year.

Infusion Systems

        The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Infusion Systems	$91.1	$81.3	$9.8	12.1%	$179.5	$165.6	$13.9	8.4%

Infusion Systems revenue increased for the three and six months ended June 30, 2020, as compared to the same periods in the prior year due to high demand for our infusion pumps during the global COVID-19 pandemic. On a constant currency basis Infusion Systems revenue would have been $93.6 million for the three months ended June 30, 2020, an increase of $12.3 million or 15.1%, as compared to the same period in the prior year. On a constant currency basis Infusion Systems revenue would have been $184.0 million for the six months ended June 30, 2020, an increase of $18.4 million or 11.1%, as compared to the same period in the prior year.

IV Solutions

        The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
IV Solutions	$89.2	$102.6	$(13.4)	(13.1)%	$193.5	$215.8	$(22.3)	(10.3)%

IV Solutions sales decreased for the three and six months ended June 30, 2020, as compared to the same periods in the prior year. For the three months ended June 30, 2020, the decrease was related to lower demand from hospital customers due to the COVID-19 pandemic and lower contract manufacturing sales to Pfizer, offset partially by an increase in sales to new customers. For the six months ended June 30, 2020, the decrease was related to lower contract manufacturing sales to Pfizer, lower demand from hospital customers due to the COVID-19 pandemic and higher sales in the first quarter of 2019 to non-contracted customers.

Critical Care

        The following table summarizes our total Critical Care revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Critical Care	$12.1	$10.7	$1.4	13.1%	$24.5	$23.6	$0.9	3.8%

Critical Care revenue increased for the three and six months ended June 30, 2020, as compared to the same periods in the prior year, primarily as a result of growth in the Asia region.

Gross Margins

        For the three and six months ended June 30, 2020, gross margins were 35.0% and 36.0%, respectively. For the three and six months ended June 30, 2019, gross margins were 33.3% and 37.2%, respectively. The increase in gross margin for the three months ended June 30, 2020, as compared to the same period in the prior year was primarily due to one-time charges related to our IV Solutions product line in the prior year period. The decrease in gross margin for the six months ended June 30, 2020, as compared to the same period in the prior year was primarily due to lower IV Solutions manufacturing volumes and unfavorable product mix.

Selling, General and Administrative (“SG&A”) Expenses

        The following table summarizes our total SG&A Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
SG&A	$67.2	$67.8	$(0.6)	(0.9)%	$139.5	$140.5	$(1.0)	(0.7)%

SG&A expenses in total were essentially flat for the three and six months ended June 30, 2020, as compared to the same periods in the prior year. For the three months ended June 30, 2020 as compared to the same period in the prior year, bad debt expense decreased $3.7 million, travel expenses decreased $1.9 million, and sales and marketing expenses decreased $1.3 million. Offsetting these decreases was a $3.4 million increase in compensation expense, $2.4 million increase in depreciation and amortization expense, and a $2.1 million increase in dealer fees. Bad debt expense is estimated based on an analysis of the expected losses on the accounts receivables at the reporting date, which varies from period-to-period due to the quality of those receivables. Travel expenses decreased in the current period, as compared to the same prior year period, due to travel restrictions in response to COVID-19. Sales and marketing expenses decreased due to the impact of COVID-19 on trade shows, conferences, and related expenses. Compensation expense increased as a result of lower incentive compensation recognized in the prior year due to forecasted results trending below performance targets. Depreciation and amortization expense increased primarily as a result of the increase in amortization base due to the November 2019 acquisition of Pursuit Vascular, Inc ("Pursuit"). Dealer fees increased due to an increase in revenue from distributors.

For the six months ended June 30, 2020 as compared to the same period in the prior year, bad debt expense decreased $6.2 million, travel expenses decreased $2.8 million, consulting expenses decreased $2.7 million, and sales and marketing expenses decreased $1.7 million. Offsetting these decreases was a $4.4 million increase in dealer fees, a $4.1 million increase in depreciation and amortization expense and a $2.4 million increase in compensation expense. See the above explanations for the three months ended June 30, 2020, which also apply to the six months ended June 30, 2020. Consulting expense was higher in the prior year due to charges incurred related to regulatory and tax compliance.

Research and Development (“R&D”) Expenses

        The following table summarizes our total R&D Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
R&D	$10.3	$11.2	$(0.9)	(8.0)%	$21.0	$24.0	$(3.0)	(12.5)%

R&D expenses decreased for the three and six months ended June 30, 2020, as compared to the same periods in the prior year. R&D expense primarily relates to compensation and related benefit expenses on current R&D projects.

Restructuring and Strategic Transaction and Integration Expenses

        Restructuring and strategic transaction and integration expenses were $6.5 million and $18.8 million for the three and six months ended June 30, 2020, respectively, as compared to $37.0 million and $61.4 million for the three and six months ended June 30, 2019, respectively.

Restructuring charges

        Restructuring charges were $0.9 million and $8.1 million for the three and six months ended June 30, 2020, respectively, as compared to $6.9 million and $7.7 million for the three and six months ended June 30, 2019, respectively. Restructuring charges for the three and six months ended June 30, 2020, were primarily related to severance and other costs related to office and facility closures. For the three and six months ended June 30, 2019, the restructuring charges were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility. We expect to pay our unpaid restructuring charges as of June 30, 2020 by the end of the year.

Strategic transaction and integration expenses

        Strategic transaction and integration expenses were $5.6 million and $10.7 million for the three and six months ended June 30, 2020, respectively, as compared to $30.1 million and $53.7 million for the three and six months ended June 30, 2019, respectively. The strategic transaction and integration expenses during the three and six months ended June 30, 2020 were primarily related to the integration of HIS, which for the six months ended June 30, 2020 included the migration of IT systems at our Austin facility. The strategic transaction and integration expenses during the three and six months ended June 30, 2019 included a one-time strategic supply chain restructuring charge of $22.1 million, which reduced our contracted commitments to our third party manufacturer. The six months ended June 30, 2019, also included charges related to our final Pfizer separation costs, which included a $12.7 million non-cash write-off of related assets.

Change in Fair Value of Contingent Earn-out

        For the three and six months ended June 30, 2020, the fair value revaluation of our Pursuit earn-out liability resulted in an increase in value of $2.7 million, respectively. For the three and six months ended June 30, 2019, the fair value revaluation of our HIS contingent earn-out liability resulted in a decrease of value of $39.5 million and $47.2 million, respectively.

Contract Settlement

        For the three and six months ended June 30, 2019, we incurred a contract settlement expense of $1.0 million and $3.8 million, respectively, related to the resolution of a dispute with a product partner, which resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement.

Interest Expense

        Interest expense was $0.8 million and $1.0 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively. The three and six months ended June 30, 2020 primarily includes interest expense incurred on borrowings under the Credit Facility and the amortization of financing costs that were incurred in 2017 in connection with entering into the Credit Facility. The three and six months ended June 30, 2019 includes the amortization of financing costs and interest expense related to the per annum commitment fee charged on the unused portion of the revolver under our Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Other Income (Expense), net

        Other income (expense) netted to $2.1 million and ($3.4) million for the three and six months ended June 30, 2020, respectively, as compared to $1.5 million and $4.7 million for the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2020, the other income, net was primarily related to $1.5 million in foreign exchange gains. For the six months ended June 30, 2020, the other expense, net was primarily related to $4.7 million in foreign exchange losses as a result of the strengthening of the U.S. dollar from the impact of COVID-19 during the first quarter, partially offset by interest income. For the three and six months ended June 30, 2019, the other income, net was primarily related to interest income.

Income Taxes

        For the three and six months ended June 30, 2020, income taxes were accrued at an estimated effective tax rate of 9% and 13%, respectively, as compared to 17% and 12%, for the three and six months ended June 30, 2019, respectively.

        The effective tax rate for the three and six months ended June 30, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three and six months ended June 30, 2020 included a tax benefit of $3.0 million and $3.5 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the periods.
        The effective tax rate for the three and six months ended June 30, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI and tax credits. The effective tax rate during the three and six months ended June 30, 2019 included a tax benefit of $1.8 million and $7.4 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the periods.

Liquidity and Capital Resources

During the first six months of 2020, our cash, cash equivalents and short-term investments increased by $168.1 million from $292.6 million at December 31, 2019 to $460.7 million at June 30, 2020.

We are continuously assessing our liquidity and anticipated capital requirements due to the uncertainty created by COVID-19. We are currently closely monitoring and managing our receivable and payable balances.

Cash Flows from Operating Activities

Our net cash provided by operations for the six months ended June 30, 2020 was $68.7 million. Net income plus adjustments for non-cash net expenses contributed $107.4 million. Net cash used in operations as a result of changes in operating assets and liabilities was $38.7 million. The changes in operating assets and liabilities included a $23.3 million decrease in accounts payable, a $15.3 million decrease in accrued liabilities, a $9.3 million increase in prepaid expenses and other current assets and a $7.2 million increase in other assets. Offsetting these amounts was a $8.5 million decrease in inventories, a $5.3 million decrease in accounts receivables, and a $2.7 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts payable was due to the timing of payments. The decrease in accrued liabilities was due to the payment of accrued supply chain reorganization costs. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs. The increase in other assets was due to the purchase of spare parts. The decrease in inventory was primarily due to improved inventory management and increased demand for certain products driven by the global COVID-19 pandemic. The decrease in accounts receivable is due to lower sales and collections partially due to decreased demand from hospital customers due to COVID-19. The net changes in income taxes was a result of the timing of payments.

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

Cash Flows from Investing Activities

        The following table summarizes the changes in our investing cash flows (in thousands):

	Six months ended June 30,
	2020	2019	Change
Investing Cash Flows:
Purchases of property and equipment	$(38,517)	$(48,726)	$10,209	(1)
Proceeds from sale of assets	147	19	128
Business acquisitions, net of cash acquired	—	(4,600)	4,600	(2)
Intangible asset additions	(4,104)	(4,088)	(16)
Purchases of investment securities	(7,082)	(17,994)	10,912	(3)
Proceeds from sale of investment securities	16,400	33,400	(17,000)	(4)
Net cash used in investing activities	$(33,156)	$(41,989)	$8,833

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

Cash Flows from Financing Activities

        The following table summarizes the changes in our financing cash flows (in thousands):

	Six months ended June 30,
	2020	2019	Change
Financing Cash Flows:
Proceeds from short-term debt	$150,000	$—	$150,000	(1)
Proceeds from exercise of stock options	6,799	3,934	2,865	(2)
Payments on finance leases	(116)	—	(116)
Tax withholding payments related to net share settlement of equity awards	(12,561)	(18,265)	5,704	(3)
Net cash provided by (used in) financing activities	$144,122	$(14,331)	$158,453
______________________________
(1) During March 2020, as a result of market uncertainty caused by COVID-19, we borrowed $150.0 million under our revolving Credit Facility.
(2) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(2) During the six months ended June 30, 2020, our employees surrendered 65,392 shares of our common stock from vested restricted stock awards as consideration for approximately $12.6 million in minimum statutory withholding obligations paid on their behalf. During the six months ended June 30, 2019, our employees surrendered 78,108 shares of our common stock from vested restricted stock awards as consideration for approximately $18.3 million in minimum statutory withholding obligations paid on their behalf.

In August 2019, our Board of Directors approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. As of June 30, 2020, all of the $100 million available for purchase was remaining under the plan.

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

        We were in compliance with all financial covenants as of June 30, 2020.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We are exposed to interest rate changes primarily as a result of our borrowings under our Credit Facility used to increase liquidity as a precautionary measure in response to market uncertainty driven by COVID-19.

        During March 2020, we drew down $150.0 million on our Credit Facility. Interest on the borrowed portion of the Credit Facility bears interest at our option, based on the Base Rate plus applicable margin or the LIBOR rate plus applicable margin, see further details in Part II, Item 8, of our 2019 Annual Report on Form 10-K. As a result of our Credit Facility, we are exposed to interest rate risk from changes in these interest rates. We use a sensitivity analysis to measure our interest risk exposure.

        Based on our Credit Facility balance of $150.0 million at June 30, 2020 and assuming the use of the LIBOR rate, a 1% change in interest rates could potentially result in additional annual interest expense or savings of $1.5 million.

Foreign Exchange Risk

        We have foreign currency exchange risk related to foreign-denominated cash, accounts receivable and accounts payable and accrued liabilities.

        In our European operations, our net Euro asset position at June 30, 2020 was approximately €50.8 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the June 30, 2020 spot rate would impact our consolidated amounts on these balance sheet items by approximately $5.7 million, or 0.7% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. In our Canadian operations, our net Canadian dollar asset position at June 30, 2020 was approximately $32.8 million. A 10% change in the conversion of the Canadian dollar to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the June 30, 2020 spot rate would impact our consolidated amounts on these balance sheet items by approximately $2.4 million, or 0.3% of these net assets. We currently do not hedge our Canadian dollar or Euro foreign currency exposures.

        We have manufacturing facilities and conduct business transactions denominated in the Mexican Peso. We hedge a portion of our manufacturing spend, which reduces our exposure to the foreign currency exchange risk related to the Mexican Peso (see Note 7: Derivatives and Hedging to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q).

Item 4.Controls and Procedures

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

        Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 18. Commitments and Contingencies to the Condensed Consolidated Financial Statements, and is incorporated herein by reference.

Item 1A.Risk Factors

The COVID-19 pandemic has disrupted how we, our suppliers and our customers operate and the duration and extent to which this will impact our business, future results of operations, liquidity and overall financial performance remains uncertain.

        In late 2019, a novel coronavirus (“COVID-19”) was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and elsewhere, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel restrictions, border closings, business closures, quarantines and shelter-in-place orders. Additionally, the COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the economy across many industries. As such, COVID-19 pandemic may pose significant risks to our business. We operate globally and the COVID-19 pandemic and its adverse effects have impacted most of the locations where we, our customers and our suppliers conduct business and as a result, during the second quarter of 2020, we have experienced some disruption to our operations, most notably due to reduced demand for our disposable product portfolio.

        As a result of the COVID-19 pandemic, our non-essential offices and facilities, including our corporate headquarters remain closed to non-essential employees. With a large number of employees now working remotely there is a potential loss of productivity, which could negatively impact our future results.

        Our manufacturing, distribution, and pump service facilities are operating under our business continuity plan due to the need for our critical healthcare products, however, we have taken certain precautionary measures including the following to maximize the safety of our employees and to mitigate disruption to our operations:

•implemented physical distancing measures;
•enhanced hygiene protocols and increased frequency of cleaning procedures;
•acquired additional personal protective equipment;
•developed contingency plans and protocols to assess employee illness;
•helped employees with childcare issues due to school and daycare closures;
•implemented COVID-19 temperature screening for employees entering our manufacturing and distribution facilities; and
•initiated a visitor pre-entry questionnaire to limit potential exposure in our facilities.

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

        Additionally, the effect of the COVID-19 pandemic on our business will not be fully reflected in our results of operations and overall financial performance until future periods. The duration and extent of the impact on our business from the COVID-19 pandemic depends on future developments that cannot be fully predicted at this time, as such, the impact of the COVID-19 pandemic on our future results of operations and overall financial performance remain uncertain and cannot as yet be quantified. For example, a decline in the global economy could delay or significantly decrease purchases of our products in the future. Adverse economic and market conditions could also harm the parties with whom we do business, including our customers, distributors and suppliers. Additional factors that have contributed or may contribute to the adverse impact of the COVID-19 pandemic, on our business, results of operations, financial condition and liquidity include, without limitation, the following:

•lost revenue or additional costs associated with either disruptions at our production and distribution facilities or interruptions in our supply chain;
•fluctuations in demand from customers as a result of an increase in COVID-19 patient admissions in hospitals offset by the decline in non-COVID-19 patient admissions;
•healthcare customers that defer the more profitable elective procedures may experience financial difficulties and may be unable to pay within payment terms for the products they purchased;
•potential lower demand in future periods due to over-purchasing of our products due to the COVID-19 pandemic;
•reduced revenue due to delays in implementation of our infusion systems and oncology products at hospital locations due to restricted access;
•higher operating costs related to additional compensation paid to our manufacturing and distribution facility workers;
•volatility in revenue and income due to foreign currency fluctuations;
•lower travel and entertainment costs due to global travel restrictions;
•lower income due to a delay in cost savings projects as a result of the travel and social distancing requirements of COVID-19; and
•lower interest income on cash balances due to recent reductions in interest rates along with higher interest expense from borrowing $150.0 million under our Credit Facility.

        To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us, our suppliers and our customers, it may also have the effect of heightening many of the risks described in this ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and many of the risks described under the caption ‘‘Risk Factors’’ and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, including the risks resulting from our dependency on key personnel; impairment of our supply chain or manufacturing facilities; and the impact of negative economic conditions. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us or our business.

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

        Our non-essential offices and facilities remain closed to our non-essential employees, including our corporate headquarters, and a large number of employees continue to work remotely. In addition to this potentially hindering productivity, our sales force typically operates by meeting in person with customers to discuss our products. As many hospitals are currently restricting access to their facilities to essential personnel, this may negatively affect demand for our products by limiting the ability of our sales personnel to negotiate new and maintain existing contracts with customers. We may also experience significant reductions in demand for certain products as our health care customers re-prioritize the treatment of patients, delay elective procedures and shift resources and operations to fight COVID-19 and the complications it causes. For example, during the second quarter of 2020, we have experienced lower demand from hospital customers for our Infusion Consumables and IV Solutions due to COVID-19. Additionally, the COVID-19 pandemic will potentially adversely affect our distributors as they may not be able to maintain the current levels of sales. As such, the impacts of COVID-19 on our sales force and our distributors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The COVID-19 pandemic has resulted in significant financial market and foreign currency volatility, which could adversely affect our earnings and cash flows.

        The COVID-19 pandemic has led to periods of significant volatility in financial markets and foreign currency exchange rates. Given that our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rate changes can have a significant impact on our financial results. During the first half of 2020, we recognized $4.7 million in net foreign exchange losses in our results of operations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

        The following is a summary of our stock repurchasing activity during the second quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
0401/2020 — 04/30/2020	—	$—	—	$100,000,000
05/01/2020 — 05/31/2020	—	$—	—	$100,000,000
06/01/2020 — 06/30/2020	—	$—	—	$100,000,000
Second quarter of 2020 total	—	$—	—	$100,000,000
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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	August 10, 2020
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