Form 10-Q
period 2020-09-30
ICU MEDICAL INC/DE
filed 2020-11-06
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2020
Common	20,981,128

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2020

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$350,993	$268,670
Short-term investment securities	12,544	23,967
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	363,537	292,637
Accounts receivable, net of allowance for doubtful accounts of $22,299 at September 30, 2020 and $20,219 at December 31, 2019	164,538	202,219
Inventories	321,961	337,640
Prepaid income tax	8,032	15,720
Prepaid expenses and other current assets	42,071	33,981
TOTAL CURRENT ASSETS	900,139	882,197

PROPERTY AND EQUIPMENT, net	456,348	456,085
OPERATING LEASE RIGHT-OF-USE ASSETS	47,802	34,465
GOODWILL	32,651	31,245
INTANGIBLE ASSETS, net	200,428	211,408
DEFERRED INCOME TAXES	36,373	27,998
OTHER ASSETS	55,795	48,984
TOTAL ASSETS	$1,729,536	$1,692,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,027	$128,629
Accrued liabilities	103,397	117,776
Income tax liability	935	2,063
TOTAL CURRENT LIABILITIES	185,359	248,468

CONTINGENT EARN-OUT LIABILITY	24,300	17,300
OTHER LONG-TERM LIABILITIES	48,750	32,820
DEFERRED INCOME TAXES	2,091	2,091
INCOME TAX LIABILITY	16,816	14,459
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued — 20,969 shares at September 30, 2020 and 20,743 shares at December 31, 2019 and outstanding — 20,968 shares at September 30, 2020 and 20,742 shares at December 31, 2019	2,097	2,074
Additional paid-in capital	683,326	668,947
Treasury stock, at cost	(180)	(157)
Retained earnings	782,510	721,782
Accumulated other comprehensive loss	(15,533)	(15,402)
TOTAL STOCKHOLDERS' EQUITY	1,452,220	1,377,244
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,729,536	$1,692,382
______________________________________________________
(1) December 31, 2019 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
TOTAL REVENUES	$318,567	$307,471	$950,553	$950,685
COST OF GOODS SOLD	204,643	188,919	608,930	592,961
GROSS PROFIT	113,924	118,552	341,623	357,724
OPERATING EXPENSES:
Selling, general and administrative	70,854	65,876	210,401	206,333
Research and development	10,126	12,002	31,151	36,024
Restructuring, strategic transaction and integration	4,114	7,975	22,903	69,408
Change in fair value of contingent earn-out	4,300	(200)	7,000	(47,400)
Contract settlement	(1,000)	—	(975)	3,822
TOTAL OPERATING EXPENSES	88,394	85,653	270,480	268,187
INCOME FROM OPERATIONS	25,530	32,899	71,143	89,537
INTEREST EXPENSE	(616)	(139)	(1,583)	(411)
OTHER INCOME (EXPENSE), net	1,252	(10)	(2,175)	4,660
INCOME BEFORE INCOME TAXES	26,166	32,750	67,385	93,786
PROVISION FOR INCOME TAXES	(1,180)	(6,187)	(6,657)	(13,392)
NET INCOME	$24,986	$26,563	$60,728	$80,394
NET INCOME PER SHARE
Basic	$1.19	$1.29	$2.91	$3.90
Diluted	$1.16	$1.24	$2.82	$3.73
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,948	20,666	20,870	20,607
Diluted	21,556	21,487	21,561	21,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
NET INCOME	$24,986	$26,563	$60,728	$80,394
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of taxes of ($321) and $118 for the three months ended September 30, 2020 and 2019, respectively, and $256 and ($204) for the nine months ended September 30, 2020 and 2019, respectively	1,016	(375)	(810)	644
Foreign currency translation adjustment, net of taxes of $0 for all periods	6,626	(7,533)	754	(6,287)
Other adjustments, net of taxes of $0 for all periods	3	—	(75)	6
Other comprehensive income (loss), net of taxes	7,645	(7,908)	(131)	(5,637)
TOTAL COMPREHENSIVE INCOME	$32,631	$18,655	$60,597	$74,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2020	20,742	$2,074	$668,947	$(157)	$721,782	$(15,402)	$1,377,244
Issuance of restricted stock and exercise of stock options	155	9	(10,207)	10,758	—	—	560
Tax withholding payments related to net share settlement of equity awards	(64)	—	—	(12,174)	—	—	(12,174)
Stock compensation	—	—	6,939	—	—	—	6,939
Other comprehensive loss, net of tax	—	—	—	—	—	(13,510)	(13,510)
Net income	—	—	—	—	16,834	—	16,834
Balance, March 31, 2020	20,833	$2,083	$665,679	$(1,573)	$738,616	$(28,912)	$1,375,893
Issuance of restricted stock and exercise of stock options	106	11	4,408	1,820	—	—	6,239
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(387)	—	—	(387)
Stock compensation	—	—	5,410	—	—	—	5,410
Other comprehensive income, net of tax	—	—	—	—	—	5,734	5,734
Net income	—	—	—	—	18,908	—	18,908
Balance, June 30, 2020	20,937	$2,094	$675,497	$(140)	$757,524	$(23,178)	$1,411,797
Issuance of restricted stock and exercise of stock options	33	3	1,564	220	—	—	1,787
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(260)	—	—	(260)
Stock compensation	—	—	6,265	—	—	—	6,265
Other comprehensive income, net of tax	—	—	—	—	—	7,645	7,645
Net income	—	—	—	—	24,986	—	24,986
Balance, September 30, 2020	20,969	$2,097	$683,326	$(180)	$782,510	$(15,533)	$1,452,220

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) - CONTINUED
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2019	20,492	$2,049	$657,899	$(95)	$620,747	$(16,945)	$1,263,655
Issuance of restricted stock and exercise of stock options	254	18	(4,289)	5,196	—	—	925
Tax withholding payments related to net share settlement of equity awards	(78)	—	—	(18,157)	—	—	(18,157)
Stock compensation	—	—	6,209	—	—	—	6,209
Other comprehensive loss, net of tax	—	—	—	—	—	(936)	(936)
Net income	—	—	—	—	30,998	—	30,998
Balance, March 31, 2019	20,668	$2,067	$659,819	$(13,056)	$651,745	$(17,881)	$1,282,694
Issuance of restricted stock and exercise of stock options	—	—	(8,505)	11,514	—	—	3,009
Tax withholding payments related to net share settlement of equity awards	—	—	—	(108)	—	—	(108)
Stock compensation	—	—	6,229	—	—	—	6,229
Other comprehensive income, net of tax	—	—	—	—	—	3,207	3,207
Net income	—	—	—	—	22,833	—	22,833
Balance, June 30, 2019	20,668	$2,067	$657,543	$(1,650)	$674,578	$(14,674)	$1,317,864
Issuance of restricted stock and exercise of stock options	4	—	(1,556)	1,863	—	—	307
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(213)	—	—	(213)
Stock compensation	—	—	3,722	—	—	—	3,722
Other comprehensive loss, net of tax	—	—	—	—	—	(7,908)	(7,908)
Net income	—	—	—	—	26,563	—	26,563
Balance, September 30, 2019	20,671	$2,067	$659,709	$—	$701,141	$(22,582)	$1,340,335

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,728	$80,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,037	57,025
Amortization of right-of-use assets	6,859	6,149
Provision for doubtful accounts	2,785	7,839
Provision for warranty and returns	(1,296)	1,277
Stock compensation	18,614	16,161
Loss on disposal of property and equipment and other assets	1,673	13,350
Bond premium amortization	126	103
Debt issuance costs amortization	216	216
Change in fair value of contingent earn-out	7,000	(47,400)
Product-related charges	2,626	—
Usage of spare parts	8,391	20,044
Other	2,523	1,757
Changes in operating assets and liabilities:
Accounts receivable	38,933	(32,484)
Inventories	8,859	(30,924)
Prepaid expenses and other assets	(6,535)	8,815
Other assets	(12,121)	(29,494)
Accounts payable	(38,032)	(3,038)
Accrued liabilities	(20,417)	(23,214)
Income taxes, including excess tax benefits and deferred income taxes	(743)	6,478
Net cash provided by operating activities	144,226	53,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62,362)	(73,253)
Proceeds from sale of asset	154	19
Business acquisitions, net of cash acquired	—	(4,600)
Intangible asset additions	(6,325)	(6,461)
Purchases of investment securities	(9,603)	(17,994)
Proceeds from sale of investment securities	20,900	36,400
Net cash used in investing activities	(57,236)	(65,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	150,000	—
Repayment of short-term debt	(150,000)	—
Proceeds from exercise of stock options	8,586	4,240
Payments on finance leases	(231)	—
Tax withholding payments related to net share settlement of equity awards	(12,821)	(18,478)
Net cash used in financing activities	(4,466)	(14,238)
Effect of exchange rate changes on cash	(201)	(1,759)
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	82,323	(28,832)
CASH AND CASH EQUIVALENTS, beginning of period	268,670	344,781
CASH AND CASH EQUIVALENTS, end of period	$350,993	$315,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Nine months ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$3,633	$11,365

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

Note 3: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $4.1 million and $22.9 million for the three and nine months ended September 30, 2020, respectively, as compared to $8.0 million and $69.4 million for the three and nine months ended September 30, 2019, respectively.

Restructuring

    During the three and nine months ended September 30, 2020, restructuring charges were $0.0 million and $8.1 million, respectively. During the three and nine months ended September 30, 2019, restructuring charges were $0.8 million and $8.4 million, respectively. Restructuring charges for the nine months ended September 30, 2020 were primarily related to severance and costs related to office and other facility closures. Restructuring charges for the three and nine months ended September 30, 2019 were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility and other plant restructuring. Restructuring charges are included in the restructuring, strategic transaction and integration line item in our condensed consolidated statement of operations.

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

    The following table summarizes the details of changes in our restructuring-related accrual for the period ended September 30, 2020 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accrued Balance January 1, 2020	Charges Incurred	Payments	Currency Translation	Accrued Balance September 30, 2020
Severance pay and benefits	$3,878	$3,706	$(5,215)	$(43)	$2,326
Employment agreement buyout	460	—	(370)	—	90
Facility closure expenses	1,211	4,402	(4,299)	230	1,544
	$5,549	$8,108	$(9,884)	$187	$3,960

Strategic transaction and integration expenses

    We incurred and expensed $4.1 million and $14.8 million in strategic transaction and integration expenses during the three and nine months ended September 30, 2020, respectively, as compared to $7.2 million and $61.0 million during the three and nine months ended September 30, 2019, respectively. The strategic transaction and integration expenses during the three and nine months ended September 30, 2020 and 2019, were primarily related to the integration of the Hospira Infusion Systems ("HIS") business acquired in 2017 from Pfizer, which for the nine months ended September 30, 2020, included expenses for the migration of IT systems at our Austin facility. The strategic transaction and integration expenses during the nine months ended September 30, 2019, included a one-time strategic supply chain restructuring charge of $22.1 million, which reduced our contracted commitments to our third party manufacturer. The nine months ended September 30, 2019 also included a $12.7 million non-cash write-off of assets related to our final Pfizer separation costs.

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

Revenue disaggregated

    The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Geography	2020	2019	2020	2019
Europe, the Middle East and Africa	$32,596	$31,474	$99,107	$96,830
Other Foreign	48,525	53,398	175,618	156,353
Total Foreign	81,121	84,872	274,725	253,183
United States	237,446	222,599	675,828	697,502
Total Revenues	$318,567	$307,471	$950,553	$950,685

    The following table represents our revenues disaggregated by product (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the three months ended September 30,		For the nine months ended September 30,
Product line	2020	2019	2020	2019
Infusion Consumables	$116,054	$119,745	$350,554	$357,994
Infusion Systems	88,388	78,932	267,856	244,523
IV Solutions	101,900	98,159	295,369	313,976
Critical Care	12,225	10,635	36,774	34,192
Total Revenues	$318,567	$307,471	$950,553	$950,685

Contract balances

    The following table presents our changes in the contract balances for the nine months ended September 30, 2020 and 2019 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2020	$(4,855)
Equipment revenue recognized	9,920
Equipment revenue deferred due to implementation	(13,679)
Software revenue recognized	4,715
Software revenue deferred due to implementation	(5,033)
Ending balance, September 30, 2020	$(8,932)

Beginning balance, January 1, 2019	$(4,282)
Equipment revenue recognized	3,619
Equipment revenue deferred due to implementation	(6,869)
Software revenue recognized	2,955
Software revenue deferred due to implementation	(3,115)
Ending balance, September 30, 2019	$(7,692)

    As of September 30, 2020, revenue from remaining performance obligations related to implementation of software and equipment is $7.6 million. We expect to recognize substantially all of this revenue within the next three to six months dependent on implementation restrictions due to the novel coronavirus ("COVID-19"). Revenue from remaining performance obligations related to annual software licenses is $1.3 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

    The following table presents the components of our lease cost (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$2,861	$2,996	$8,428	$7,528

Finance lease cost - interest	29	—	62	—

Finance lease cost - amortization of ROU asset	125	—	252	—

Short-term lease cost	74	49	200	229

Total lease cost	$3,089	$3,045	$8,942	$7,757

Interest expense on our finance leases is included in other income (expense), net in our condensed consolidated statement of operations. The amortization of the operating and finance ROU asset is included in selling, general and administrative expenses in our condensed consolidated statement of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	For the nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,303	$7,161
Operating cash flows from finance leases	$62	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,264	$2,495
Finance leases	$2,870	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of September 30, 2020	As of December 31, 2019
Operating leases
Operating lease right-of-use assets	$47,802	$34,465

Accrued liabilities	$8,456	$7,362
Other long-term liabilities	42,512	28,896
Total operating lease liabilities	$50,968	$36,258

Weighted Average Remaining Lease Term
Operating leases	6.8 years	6.0 years

Weighted Average Discount Rate
Operating leases	5.03%	5.57%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

As of September 30, 2020
Financing leases
Financing lease right-of-use assets	$2,729

Accrued liabilities	$473
Other long-term liabilities	2,274
Total financing lease liabilities	$2,747

Weighted Average Remaining Lease Term
Financing leases	7.0 years

Weighted Average Discount Rate
Financing leases	4.27%

    As of September 30, 2020, the maturities of our operating and financing lease liabilities for each of the next five years is approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$2,789	$145
2021	10,571	578
2022	9,639	578
2023	8,685	578
2024	8,235	283
2025	4,958	189
Thereafter	15,113	804
Total Lease Payments	59,990	3,155
Less imputed interest	(9,022)	(408)
Total	$50,968	$2,747

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6:     Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. There were 14,017 and 20,116 anti-dilutive securities for the three months ended September 30, 2020 and 2019, respectively. There were 12,182 and 9,375 anti-dilutive securities for the nine months ended September 30, 2020 and 2019, respectively.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$24,986	$26,563	$60,728	$80,394
Weighted-average number of common shares outstanding (for basic calculation)	20,948	20,666	20,870	20,607
Dilutive securities	608	821	691	949
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,556	21,487	21,561	21,556
EPS — basic	$1.19	$1.29	$2.91	$3.90
EPS — diluted	$1.16	$1.24	$2.82	$3.73

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

    In March 2020, we entered into a one-year cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). The total notional amount of this outstanding derivative as of September 30, 2020 was approximately 473.2 million MXN. The term of the one-year contract is November 3, 2020 to December 1, 2021. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

    In November 2018, we entered into a one-year cross-currency par forward contract that hedges of a portion of our Mexico forecasted expenses denominated in MXN. The total notional amount of this outstanding derivative as of September 30, 2020 was approximately 66.3 million MXN. The term of the one-year hedge is November 1, 2019 to November 3, 2020. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

    The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives
	Condensed Consolidated Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$1,090	$2,366
	Other assets	216	—
	Accrued liabilities	(6)	—
Total derivatives designated as cash flow hedging instruments		$1,300	$2,366

    The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$(49)	$229	$423	$573

    We recognized the following gains (losses) on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of (Loss) Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended September 30,			Three months ended September 30,

	2020	2019	Location of (Loss) Gain Reclassified From Accumulated Other Comprehensive Income into Income	2020	2019
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$1,287	$(264)	Cost of goods sold	$(49)	$229
Total derivatives designated as cash flow hedging instruments	$1,287	$(264)		$(49)	$229

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Nine months ended September 30,			Nine months ended September 30,

	2020	2019	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2020	2019
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$(642)	$1,421	Cost of goods sold	$423	$573
Total derivatives designated as cash flow hedging instruments	$(642)	$1,421		$423	$573

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2020, we expect approximately $1.1 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next twelve months concurrent with the underlying hedged transactions also being reported in net income.

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

Earn-out Liability

    In 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer was entitled up to $225 million in cash if certain performance targets for the combined company for the three years ending December 31, 2019 were achieved. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. The initial value assigned to the contingent consideration was a result of forecasted product demand of our HIS business. At each reporting date subsequent to the acquisition we remeasured the earn-out using the same methodology above and recognized any changes in value. As of December 31, 2019, we determined that we did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. As of the date of this filing, Pfizer has disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met. If we do not reach agreement on this issue with Pfizer, the dispute will be resolved by binding arbitration, that will likely be concluded within the next three to six months.

In the fourth quarter of 2019, we recognized an earn-out liability related to the acquisition of Pursuit Vascular, Inc. ("Pursuit"). Pursuit's former equity holders are entitled up to $50.0 million in additional cash consideration contingent upon the achievement of certain sales and gross profit targets for specific customers. The earn-out will be calculated as a percentage of gross profit achieved during the earn-out period against a pre-determined target gross profit, not to exceed $50.0 million. We used a Monte Carlo simulation model to determine the fair value of the earn-out liability. The Monte Carlo simulation model utilizes multiple input variables to determine the value of the earn-out liability including historical volatility, a risk free interest rate, counter party credit risk and projected future gross profit, see below simulation input table related to Pursuit. The historical volatility was based on the median of ICU and a certain peer group. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the term of the earn-out. The counter party credit risk is based on a synthetic credit rating of B1. If the probabilities in the model significantly change from what we initially and subsequently anticipate, the change could have a significant impact on our financial statements in the period recognized. Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuit
Earn-out Liability
Accrued balance, January 1, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	2,700
Accrued balance, June 30, 2020	$20,000
Change in fair value of earn-out (included in income from operations as a separate line item)	4,300
Accrued balance, September 30, 2020	$24,300

HIS
Earn-out Liability
Accrued balance, January 1, 2019	$47,400
Change in fair value of earn-out (included in income from operations as a separate line item)	(7,700)
Accrued balance, March 31, 2019	$39,700
Change in fair value of earn-out (included in income from operations as a separate line item)	(39,500)
Accrued balance, June 30, 2019	$200
Change in fair value of earn-out (included in income from operations as a separate line item)	(200)
Accrued balance, September 30, 2019	$—

The fair value of the Pursuit earn-out increased at September 30, 2020 from the fair value calculated at December 31, 2019 primarily due to changes in the probabilities within the valuation model.

    The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities:

Pursuit Earn-out

Simulation Input	As of September 30, 2020	At Acquisition November 2, 2019
Revenue/Gross Profit Volatility	35.00%	20.00%
Discount Rate	12.50%	15.00%
Risk Free Rate	0.12%	1.55%
Counter Party Risk	4.50%	6.00%

HIS Earn-out

Simulation Input	As of December 31, 2018
Adjusted EBITDA Volatility	30.00%
WACC	8.25%
20-year risk free rate	2.87%
Market price of risk	5.24%
Cost of debt	5.25%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at September 30, 2020
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$12,544	$—	$12,544	$—
Foreign exchange forwards:
Prepaid expenses and other current assets	1,090	—	1,090	—
Other assets	216	—	216	—
Total Assets	$13,850	$—	$13,850	$—

Liabilities:
Earn-out liability	$24,300	$—	$—	$24,300
Foreign exchange forwards:
Accrued liabilities	6	—	6	—
Total Liabilities	$24,306	$—	$6	$24,300

	Fair value measurements at December 31, 2019
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$23,967	$—	$23,967	$—
Foreign exchange forwards:
Prepaid expenses and other current assets	2,366	—	2,366	—
Total Assets	$26,333	$—	$26,333	$—

Liabilities:
Earn-out liability	$17,300	$—	$—	$17,300
Total Liabilities	$17,300	$—	$—	$17,300

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

    Our short investment securities consisted of the following (in thousands):

	As of September 30, 2020
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$12,544	$—	$12,544

	As of December 31, 2019
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$23,967	$—	$23,967

Note 10:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Other prepaid expenses and receivables	17,384	13,778
Deferred costs	11,047	3,332
Prepaid insurance and property taxes	1,034	5,450
VAT/GST receivable	3,982	4,422
Deferred tax charge	4,769	1,266
Deposits	1,334	1,375
Other	2,521	4,358
	$42,071	$33,981

Note 11: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs consist of those costs directly attributable to products prior to sale including among other things raw material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$126,475	$119,709
Work in process	30,151	39,515
Finished goods	165,335	178,416
Total inventories	$321,961	$337,640

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Machinery and equipment	$258,083	$219,057
Land, building and building improvements	234,368	230,454
Molds	60,379	60,155
Computer equipment and software	96,990	83,217
Furniture and fixtures	7,602	7,498
Instruments placed with customers(1)	83,844	74,434
Construction in progress	78,557	101,425
Total property and equipment, cost	819,823	776,240
Accumulated depreciation	(363,475)	(320,155)
Property and equipment, net	$456,348	$456,085
______________________________
(1) Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

    Depreciation expense was $15.6 million and $46.7 million for the three and nine months ended September 30, 2020, respectively, as compared to $14.8 million and $44.6 million for the three and nine months ended September 30, 2019, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2020	$31,245
Other (1)	1,346
Currency translation	60
Balance as of September 30, 2020	$32,651
_______________________________________________
(1) Other relates to a measurement period adjustment to deferred taxes related to our 2019 acquisition of Pursuit.

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	September 30, 2020
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$24,260	$14,654	$9,606
Customer contracts	12	10,251	5,758	4,493
Non-contractual customer relationships	9	57,261	24,722	32,539
Trademarks	4	425	425	—
Trade name	15	18,258	3,183	15,075
Developed technology	13	152,893	33,752	119,141
Non-compete	3	2,500	764	1,736
Total amortized intangible assets		$265,848	$83,258	$182,590

Internally developed software*		$17,838		$17,838

Total intangible assets		$283,686	$83,258	$200,428
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted Average	December 31, 2019
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$22,322	$13,519	$8,803
Customer contracts	12	10,122	5,506	4,616
Non-contractual customer relationships	9	57,296	19,787	37,509
Trademarks	4	425	425	—
Trade name	15	18,256	2,254	16,002
Developed technology	13	152,354	24,228	128,126
Non-compete	3	2,500	139	2,361

Total amortized intangible assets		$263,275	$65,858	$197,417

Internally developed software*		$13,991		$13,991

Total intangible assets		$277,266	$65,858	$211,408
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three and nine months ended September 30, 2020, intangible asset amortization expense was $5.8 million and $17.4 million, respectively, as compared to $4.4 million and $12.4 million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2020	$6,363
2021	23,148
2022	22,506
2023	21,663
2024	21,573
2025	16,666
Thereafter	70,671
Total	$182,590

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Salaries and benefits	$26,536	$21,116
Incentive compensation	20,030	15,221
Accrued supply chain restructuring costs	753	23,119
Operating lease liability-ST	8,456	7,362
Accrued product field action	334	2,096
Accrued sales taxes	2,160	2,615
Restructuring accrual	3,960	5,459
Deferred revenue	8,425	4,761
Accrued other taxes	3,738	4,054
Accrued professional fees	2,128	4,782
Legal accrual	700	826
Distribution fees	7,153	3,942
Warranties and returns	1,067	782
Accrued freight	10,065	11,238
Contract liabilities-ST	—	1,935
Contract settlement	417	1,667
Other	7,475	6,801
	$103,397	$117,776

Other long-term liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Operating lease liability-LT	$42,512	$28,896
Benefits	1,064	1,131
Accrued rent	1,445	1,642
Contract liabilities-LT	371	472
Financing lease liability-LT	2,274	—
Other	1,084	679
	$48,750	$32,820

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 5% and 10% for the three and nine months ended September 30, 2020, respectively, as compared to 19% and 14% for the three and nine months ended September 30, 2019, respectively.

    The effective tax rate for the three and nine months ended September 30, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII"), tax credits and the following discrete tax items recognized during the interim periods:

•Excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the three and nine months ended September 30, 2020 of $0.1 million and $3.6 million, respectively.
•The revaluation of the contingent consideration during the three and nine months ended September 30, 2020, which resulted in a tax benefit of $0.7 million and $1.1 million, respectively.
•U.S. federal and state return-to-provision adjustments net of related reserve changes for the year ended December 31, 2019 resulted in a tax benefit of $3.8 million primarily due to changes in estimates for GILTI, FDII, and related foreign tax credits.

    The effective tax rate for the three and nine months ended September 30, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI and tax credits and the following discrete tax items recognized during the interim periods:

•Excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the three and nine months ended September 30, 2019 of $0.3 million and $7.7 million, respectively.
•The revaluation of the contingent consideration during the nine months ended September 30, 2019 resulted in a tax expense of $11.4 million.
•The repatriation of certain intellectual property and assets from one of our foreign subsidiaries to the U.S. parent resulted in a net tax benefit of $3.8 million.
•A return-to-provision adjustment for the year ended December 31, 2018 included a tax expense of $2.2 million primarily due to changes in estimates for GILTI.

Note 16:     Long-Term Obligations

Five-year Senior Secured Revolving Credit Facility ("Credit Facility")

    On November 8, 2017, we entered into a Credit Facility with various lenders for $150.0 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. During March 2020, as a result of market uncertainty caused by COVID-19, we preemptively borrowed $150.0 million on our Credit Facility as a conservative measure to manage any potential short-term liquidity risk. In September 2020, we fully repaid the borrowings under our Credit Facility.

    As of September 30, 2020, we had no borrowings and $150.0 million of availability under the Credit Facility. Principal payments on the revolving Credit Facility are made at our discretion with the unpaid amount due at maturity. The Credit Facility matures on November 8, 2022. Interest on borrowings under the Credit Facility, at our option, is based on the Base Rate plus applicable margin or the London Interbank Offered Rate ("LIBOR") plus applicable margin, see further details in Part II, Item 8, of our 2019 Annual Report on Form 10-K.

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

     We were in compliance with all financial covenants as of September 30, 2020.

Note 17: Stockholders' Equity

Treasury Stock

    In August 2019, our Board of Directors approved a new share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. During the nine months ended September 30, 2020, we did not purchase any shares of our common stock under our stock purchase plans. As of September 30, 2020, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

    For the nine months ended September 30, 2020, we withheld 66,749 shares of our common stock from employee vested restricted stock units in consideration for $12.8 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. For the nine months ended September 30, 2019, we withheld 79,313 shares of our common stock from employee vested restricted stock units in consideration for $18.5 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive (Loss) Income

    The components of accumulated other comprehensive (loss) income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2020	$(17,310)	$1,880	$28	$(15,402)
Other comprehensive loss before reclassifications	(10,477)	(2,426)	(81)	(12,984)
Amounts reclassified from AOCI	—	(526)	—	(526)
Other comprehensive loss	(10,477)	(2,952)	(81)	(13,510)
Balance as of March 31, 2020	$(27,787)	$(1,072)	$(53)	$(28,912)
Other comprehensive income before reclassifications	4,604	960	4	5,568
Amounts reclassified from AOCI	—	166	—	166
Other comprehensive income	4,604	1,126	4	5,734
Balance as of June 30, 2020	$(23,183)	$54	$(49)	$(23,178)
Other comprehensive income before reclassifications	6,626	978	3	7,607
Amounts reclassified from AOCI	—	38	—	38
Other comprehensive income	6,626	1,016	3	7,645
Balance as of September 30, 2020	$(16,557)	$1,070	$(46)	$(15,533)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2019	$(17,682)	$638	$99	$(16,945)
Other comprehensive (loss) income before reclassifications	(1,592)	768	6	(818)
Amounts reclassified from AOCI	—	(118)	—	(118)
Other comprehensive (loss) income	(1,592)	650	6	(936)
Balance as of March 31, 2019	$(19,274)	$1,288	$105	$(17,881)
Other comprehensive income before reclassifications	2,838	513	—	3,351
Amounts reclassified from AOCI	—	(144)	—	(144)
Other comprehensive income	2,838	369	—	3,207
Balance as of June 30, 2019	$(16,436)	$1,657	$105	$(14,674)
Other comprehensive income before reclassifications	(7,533)	(201)	—	(7,734)
Amounts reclassified from AOCI	—	(174)	—	(174)
Other comprehensive income	(7,533)	(375)	—	(7,908)
Balance as of September 30, 2019	$(23,969)	$1,282	$105	$(22,582)

Note 18: Commitments and Contingencies

Legal Proceedings

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

We had a contractual obligation in connection with our 2017 acquisition of HIS, which as of December 31, 2019 we determined did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. As of the date of this filing, Pfizer has disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met. If we do not reach agreement on this issue with Pfizer, the dispute will be resolved by binding arbitration (see Note 8, Fair Value Measurements).

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

Note 20:     COVID-19 Pandemic

    In late 2019, a novel coronavirus (“COVID-19”) was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. During the first nine months of 2020, our operations have been impacted globally by lower admission rates and procedural volumes at our hospital customers. Specifically, since the beginning of the second quarter we have generally seen decreased demand for products within our Infusion Consumables and IV Solutions businesses along with the dedicated infusion sets within Infusion Systems. This decline has been partially offset by increased demand for infusion pump hardware within Infusion Systems. We have also incurred increased expenses as a result of COVID-19 for additional compensation paid to our manufacturing and distribution facility workers along with personal protection equipment and other items. At the same time, we have seen some expense decreases due to reductions in travel and other discretionary spending. We have also incurred foreign exchange losses related to fluctuations in certain foreign currencies as a result of deteriorating economic conditions. However, the impacts of COVID-19 and the measures taken to limit its spread may increase in severity and may result in a material adverse impact on our financial position, results of operations and cash flows in the future. In addition to the effects discussed above, possible impact may include, but is not limited to: lost revenue or additional costs associated with a disruption to our production or distribution facilities; customers may experience financial difficulties and may be unable to pay within payment terms for the products they purchased; reduced revenue due to restricted access to healthcare customers; lower revenue and income due to foreign currency fluctuations; lower travel and entertainment costs due to travel restrictions; and lower income due to a delay in cost savings projects. While our operations have been designated as essential activities by certain state and city jurisdictions, COVID-19 is likely to negatively impact our operating results and financial position, the extent and duration cannot be reasonably estimated at this time.

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

    Our manufacturing, distribution, and pump service facilities are operating under our business continuity plan due to the need for our critical healthcare products; however, we have taken certain precautionary measures including the following to maximize the safety of our employees and to mitigate disruption to our operations:

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

During March 2020, as a precautionary measure in response to market uncertainty driven by COVID-19, we preemptively increased our liquidity by borrowing $150.0 million under our Credit Facility. As we now have a greater insight into how we are able to operate during COVID-19, we decided to fully repay the $150.0 million borrowed during the first quarter under our Credit Facility.

During the third quarter ended September 30, 2020, our results of operations were impacted by an increase in the demand for our infusion pump hardware that was partially offset by a decline in the demand for certain products in our Infusion Consumables product portfolio.

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

•lower income due to a delay in cost savings projects as a result of the travel and social distancing requirements of COVID-19; and
•lower interest income on cash balances due to recent reductions in interest rates along with higher interest expense from borrowings under our $150.0 million Credit Facility if necessary to maintain adequate liquidity.

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

Irrigation:

•Including Sodium Chloride Irrigation, Sterile Water Irrigation, Physiologic Solutions, Ringer's Irrigation, Acetic Acid Irrigation, Glycine Irrigation, Sorbitol-Mannitol Irrigation, Flexible Containers and Pour Bottle Options.

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

    The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$237.4	75%	$222.6	72%	$675.8	71%	$697.5	73%
International	81.2	25%	84.9	28%	274.8	29%	253.2	27%
Total Revenue	$318.6	100%	$307.5	100%	$950.6	100%	$950.7	100%
The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
Product line	2020	2019	2020	2019
Infusion Consumables	36%	39%	37%	38%
Infusion Systems	28%	26%	28%	26%
IV Solutions	32%	32%	31%	33%
Critical Care	4%	3%	4%	3%
	100%	100%	100%	100%

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

Consolidated Results of Operations

    We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and nine months ended September 30, 2020 and 2019, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total revenue	100%	100%	100%	100%
Gross margin	36%	39%	36%	38%
Selling, general and administrative expenses	22%	21%	22%	22%
Research and development expenses	3%	4%	3%	4%
Restructuring and strategic transaction	1%	3%	2%	7%
Change in fair value of contingent earn-out	1%	—%	1%	(5)%
Contract settlement	—%	—%	—%	—%
Total operating expenses	27%	28%	28%	28%
Income from operations	9%	11%	8%	10%
Interest expense	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Income before income taxes	9%	11%	8%	10%
Provision for income taxes	—%	(2)%	(1)%	(1)%
Net income	9%	9%	7%	9%

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

Infusion Consumables

    The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Infusion Consumables	$116.1	$119.8	$(3.7)	(3.1)%	$350.6	$358.0	$(7.4)	(2.1)%

Infusion Consumables revenue decreased for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year. For the three months ended September 30, 2020, the revenue decrease was driven primarily by the impact of lower demand from hospital customers due to COVID-19, particularly in international markets, offset partially by sales of our ClearGuard HD product, which we acquired in our fourth quarter 2019 acquisition of Pursuit Vascular, Inc ("Pursuit"). For the nine months ended September 30, 2020, the revenue decrease was driven primarily by the impact of lower demand from hospital customers globally due to COVID-19, offset by Oncology growth internationally and sales of our ClearGuard HD product. On a constant currency basis, Infusion Consumables revenue would have been $115.3 million for the three months ended September 30, 2020, a decrease of $4.5 million or 3.8%, as compared to the same period in the prior year. On a constant currency basis, Infusion Consumables revenue would have been $352.5 million for the nine months ended September 30, 2020, a decrease of $5.5 million or 1.5%, as compared to the same period in the prior year.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Infusion Systems	$88.4	$78.9	$9.5	12.0%	$267.9	$244.5	$23.4	9.6%

Infusion Systems revenue increased for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year due to higher demand for our infusion pump hardware, offset somewhat by lower demand for our dedicated infusion sets during the global COVID-19 pandemic. On a constant currency basis Infusion Systems revenue would have been $88.9 million for the three months ended September 30, 2020, an increase of $10.0 million or 12.7%, as compared to the same period in the prior year. On a constant currency basis Infusion Systems revenue would have been $273.0 million for the nine months ended September 30, 2020, an increase of $28.5 million or 11.7%, as compared to the same period in the prior year.

IV Solutions

    The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
IV Solutions	$101.9	$98.2	$3.7	3.8%	$295.4	$314.0	$(18.6)	(5.9)%

IV Solutions sales increased for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to an increase in sales to new customers. IV Solutions sales decreased for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to lower contract manufacturing sales to Pfizer, lower demand from hospital customers due to the COVID-19 pandemic and higher sales in the first quarter of 2019 to non-contracted customers.

Critical Care

    The following table summarizes our total Critical Care revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Critical Care	$12.2	$10.6	$1.6	15.1%	$36.7	$34.2	$2.5	7.3%

Critical Care revenue increased for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year, primarily as a result of growth in the Asia region.

Gross Margins

    For the three and nine months ended September 30, 2020, gross margins were 35.8% and 35.9%, respectively. For the three and nine months ended September 30, 2019, gross margins were 38.6% and 37.6%, respectively. The decrease in gross margin for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year was primarily due to lower IV Solutions manufacturing volumes, unfavorable product mix, and increased product quality costs.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
SG&A	$70.9	$65.9	$5.0	7.6%	$210.4	$206.3	$4.1	2.0%

SG&A expenses in total increased for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year. For the three months ended September 30, 2020 as compared to the same period in the prior year, dealer fees increased $4.3 million, stock compensation increased $2.7 million, and depreciation and amortization expense increased $1.9 million. Offsetting these expense increases was a decrease of $1.7 million in travel expenses, and a decrease of $1.2 million in consulting expenses. Dealer fees increased due to an increase in revenue from distributors. Stock compensation increased in the current period due to a change in the number of performance shares estimated to vest on one of our non-executive performance awards. Depreciation and amortization expense increased primarily as a result of the increase in amortization base due to the November 2019 acquisition of Pursuit. Travel expenses decreased in the current period, as compared to the same prior year period, due to travel restrictions in response to COVID-19. Consulting expense was higher in the prior year due to charges incurred related to tax compliance and IT infrastructure expenses.

For the nine months ended September 30, 2020 as compared to the same period in the prior year, dealer fees increased $8.7 million, depreciation and amortization expense increased $6.0 million, compensation expense increased $2.7 million, and stock compensation increased $2.4 million. Offsetting these expense increases was a $5.2 decrease in bad debt expense, a $4.6 million decrease in travel expenses, a $3.9 million decrease in consulting expenses, and a $2.6 million decrease in sales and marketing expenses. See the above explanations for the three months ended September 30, 2020, which also apply to the nine months ended September 30, 2020. Compensation expense increased as a result of lower incentive compensation recognized in the prior year due to forecasted results trending below performance targets. Bad debt expense is estimated based on an analysis of the expected losses on the accounts receivables at the reporting date, which varies from period-to-period due to the quality of those receivables. Sales and marketing expenses decreased due to the impact of COVID-19 on trade shows, conferences, and related expenses.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
R&D	$10.1	$12.0	$(1.9)	(15.8)%	$31.2	$36.0	$(4.8)	(13.3)%

R&D expenses decreased for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year. R&D expense primarily relates to compensation and related benefit expenses on current R&D projects.

Restructuring and Strategic Transaction and Integration Expenses

    Restructuring and strategic transaction and integration expenses were $4.1 million and $22.9 million for the three and nine months ended September 30, 2020, respectively, as compared to $8.0 million and $69.4 million for the three and nine months ended September 30, 2019, respectively.

Restructuring charges

    Restructuring charges were $0.0 million and $8.1 million for the three and nine months ended September 30, 2020, respectively, as compared to $0.8 million and $8.4 million for the three and nine months ended September 30, 2019, respectively. Restructuring charges for the nine months ended September 30, 2020, were primarily related to severance and other costs related to office and facility closures. For the three and nine months ended September 30, 2019, the restructuring charges were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility and other plant restructuring. We expect to pay our unpaid restructuring charges as of September 30, 2020 by the end of the year.

Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $4.1 million and $14.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $7.2 million and $61.0 million for the three and nine months ended September 30, 2019, respectively. The strategic transaction and integration expenses during the three and nine months ended September 30, 2020 were primarily related to the integration of HIS, which for the nine months ended September 30, 2020 included the migration of IT systems at our Austin facility. The strategic transaction and integration expenses during the nine months ended September 30, 2019 included a one-time strategic supply chain restructuring charge of $22.1 million, which reduced our contracted commitments to our third party manufacturer. The nine months ended September 30, 2019, also included charges related to our final Pfizer separation costs, which included a $12.7 million non-cash write-off of related assets.

Change in Fair Value of Contingent Earn-out

    For the three and nine months ended September 30, 2020, the fair value revaluation of our Pursuit earn-out liability resulted in an increase in value of $4.3 million and $7.0 million, respectively. For the three and nine months ended September 30, 2019, the fair value revaluation of our HIS contingent earn-out liability resulted in a decrease of value of $0.2 million and $47.4 million, respectively.

Contract Settlement

    For the three and nine months ended September 30, 2020, we recorded $1.0 million in contract settlement income related to the resolution of a dispute with one of our suppliers. For the nine months ended September 30, 2019, we incurred a contract settlement expense of $3.8 million, related to the resolution of a dispute with a product partner, which resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement.

Interest Expense

    Interest expense was $0.6 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively. The three and nine months ended September 30, 2020 primarily includes interest expense incurred on borrowings under the Credit Facility and the amortization of financing costs that were incurred in 2017 in connection with entering into the Credit Facility. The three and nine months ended September 30, 2019 includes the amortization of financing costs and interest expense related to the per annum commitment fee charged on the unused portion of the revolver under our Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Other Income (Expense), net

    Other income (expense) netted to $1.3 million and ($2.2) million for the three and nine months ended September 30, 2020, respectively, as compared to $0.0 million and $4.7 million for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2020, the other income, net was related to $2.5 million of miscellaneous income and $0.8 million of interest income, partially offset by $1.4 million in foreign exchange losses and $0.6 million of loss from disposed assets. For the nine months ended September 30, 2020, the other expense, net was primarily related to $6.0 million in foreign exchange losses and $1.7 million of loss from disposed assets, partially offset by $2.5 million in miscellaneous income and $3.0 million in interest income. The foreign exchange losses are primarily as a result of the strengthening of the U.S. dollar from the impact of COVID-19. For the three months ended September 30, 2019, the other income, netted out as interest income was mostly offset by foreign exchange losses For the nine months ended September 30, 2020, the other income, net was primarily related to interest income, partially offset by foreign exchange losses.

Income Taxes

    For the three and nine months ended September 30, 2020, income taxes were accrued at an estimated effective tax rate of 5% and 10%, respectively, as compared to 19% and 14%, for the three and nine months ended September 30, 2019, respectively.

    The effective tax rate for the three and nine months ended September 30, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three and nine months ended September 30, 2020 included a tax benefit of $0.1 million and $3.6 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the periods. The effective tax rate for the three and nine months ended September 30, 2020 also included U.S. federal and state return-to-provision adjustments net of related reserve changes for the year ended December 31, 2019 of $3.8 million tax benefit primarily due to changes in estimates for GILTI, FDII, and related foreign tax credits.

    The effective tax rate for the three and nine months ended September 30, 2019 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI and tax credits. The effective tax rate during the three and nine months ended September 30, 2019 included a tax benefit of $0.3 million and $7.7 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the periods. The effective tax rate for the three and nine months ended September 30, 2019 was also impacted by the repatriation of certain intellectual property and assets from a liquidation of one of our foreign subsidiaries to the U.S. parent. In accordance with the changes to the accounting for income tax effects of such intra-entity transfers of assets, we recorded a net tax benefit of $3.8 million related to the liquidation. Lastly, the effective tax rate during the three and nine months ended September 30, 2019 included a tax expense of $2.2 million related to return-to-provision adjustments for the year ended December 31, 2018 primarily due to changes in estimates for our U.S. GILTI inclusion.

Liquidity and Capital Resources

During the first nine months of 2020, our cash, cash equivalents and short-term investments increased by $70.9 million from $292.6 million at December 31, 2019 to $363.5 million at September 30, 2020.

We are continuously assessing our liquidity and anticipated capital requirements due to the uncertainty created by COVID-19. We are currently closely monitoring and managing our receivable and payable balances.

Cash Flows from Operating Activities

Our net cash provided by operations for the nine months ended September 30, 2020 was $144.2 million. Net income plus adjustments for non-cash net expenses contributed $174.3 million. Net cash used in operations as a result of changes in operating assets and liabilities was $30.1 million. The changes in operating assets and liabilities included a $38.0 million decrease in accounts payable, a $20.4 million decrease in accrued liabilities, a $12.1 million increase in other assets, a $6.5 million increase in prepaid expenses, and $0.7 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $38.9 million decrease in accounts receivables, and a $8.9 million decrease in inventories. The decrease in accounts payable was due to the timing of payments. The decrease in accrued liabilities was due to the payment of accrued supply chain reorganization costs. The increase in other assets was due to the purchase of spare parts. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs. The net changes in income taxes was a result of the timing of payments. The decrease in inventory was primarily due to improved inventory management and increased demand for certain products driven by the global COVID-19 pandemic. The decrease in accounts receivable is primarily due to collection efforts. The net changes in income taxes was a result of the timing of payments.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Nine months ended September 30,
	2020	2019	Change
Investing Cash Flows:
Purchases of property and equipment	$(62,362)	$(73,253)	$10,891	(1)
Proceeds from sale of assets	154	19	135
Business acquisitions, net of cash acquired	—	(4,600)	4,600	(2)
Intangible asset additions	(6,325)	(6,461)	136
Purchases of investment securities	(9,603)	(17,994)	8,391	(3)
Proceeds from sale of investment securities	20,900	36,400	(15,500)	(4)
Net cash used in investing activities	$(57,236)	$(65,889)	$8,653
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

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Nine months ended September 30,
	2020	2019	Change
Financing Cash Flows:
Proceeds from short-term debt	$150,000	$—	$150,000	(1)
Repayment of short-term debt	(150,000)	—	(150,000)	(1)
Proceeds from exercise of stock options	8,586	4,240	4,346	(2)
Payments on finance leases	(231)	—	(231)
Tax withholding payments related to net share settlement of equity awards	(12,821)	(18,478)	5,657	(3)
Net cash provided by (used in) financing activities	$(4,466)	$(14,238)	$9,772
______________________________
(1) During March 2020, as a result of market uncertainty caused by COVID-19, we borrowed $150.0 million under our revolving Credit Facility. We fully repaid the amounts borrowed under our revolving Credit Facility in September 2020.
(2)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(3) During the nine months ended September 30, 2020, our employees surrendered 66,749 shares of our common stock from vested restricted stock awards as consideration for approximately $12.8 million in minimum statutory withholding obligations paid on their behalf. During the nine months ended September 30, 2019, our employees surrendered 79,313 shares of our common stock from vested restricted stock awards as consideration for approximately $18.5 million in minimum statutory withholding obligations paid on their behalf.

In August 2019, our Board of Directors approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. As of September 30, 2020, all of the $100 million available for purchase was remaining under the plan.

We have a substantial cash and investment security position generated from operations. We maintain this position to address any operational challenges related to COVID-19, fund our growth, meet increasing working capital requirements, fund capital expenditures and to take advantage of acquisition opportunities that may arise. Our primary investment goal is capital preservation.

Access to Capital

We believe that our existing cash and cash equivalents along with funds expected to be generated from future operations will provide us with sufficient funds to finance our current operations for the next twelve months. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions.

Credit Facility

    We have a five-year Credit Facility with various lenders for $150.0 million, with Wells Fargo Bank, N.A. as the administrative agent (see Note 16: Long-Term Obligations). The Credit Facility has an accordion feature that would enable us to increase the borrowing capacity of the Credit Facility by the greater of (i) $100.0 million and (ii) 2.00x Total Leverage. Under the terms of the Credit Facility, we will be subject to certain financial covenants pertaining to leverage and fixed charge coverage ratios. Borrowings under the Credit Facility will bear interest at LIBOR plus an applicable margin tied to the leverage ratio in effect. Any unused portion of the Credit Facility will be subject to a per annum commitment fee which is also calculated using the leverage ratio in effect. The Credit Facility matures in 2022. During March 2020, as a precautionary measure in response to market uncertainty driven by the COVID-19 pandemic, we preemptively increased our liquidity by borrowing $150.0 million under our Credit Facility. In September 2020, we fully repaid the borrowings under our Credit Facility.

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

    We were in compliance with all financial covenants as of September 30, 2020.

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

    In our European operations, our net Euro asset position at September 30, 2020 was approximately €51.2 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the September 30, 2020 spot rate would impact our consolidated amounts on these balance sheet items by approximately $6.0 million, or 0.8% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

    In late 2019, a novel coronavirus (“COVID-19”) was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and elsewhere, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel restrictions, border closings, business closures, quarantines and shelter-in-place orders. Additionally, the COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the economy across many industries. As such, COVID-19 pandemic may pose significant risks to our business. We operate globally and the COVID-19 pandemic and its adverse effects have impacted most of the locations where we, our customers and our suppliers conduct business and as a result, during the second and third quarter of 2020, we have experienced some disruption to our operations, most notably due to reduced demand for our disposable product portfolio.

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

•implemented COVID-19 temperature screening for employees and visitors entering our manufacturing and distribution facilities; and
•initiated a visitor pre-entry questionnaire to limit potential exposure in our facilities.

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

     During the first nine months of 2020, our operations have been impacted globally by lower admission rates and procedural volumes at our hospital customers. We have also incurred increased expenses as a result of COVID-19 for additional compensation paid to our manufacturing and distribution facility workers along with personal protection equipment and other items. At the same time, we have seen some expense decreases due to reductions in travel and other discretionary spending. The total impact of the COVID-19 pandemic on our business will not be fully reflected in our results of operations and overall financial performance until future periods. The duration and extent of the impact on our business from the COVID-19 pandemic depends on future developments that cannot be fully predicted at this time, as such, the impact of the COVID-19 pandemic on our future results of operations and overall financial performance remain uncertain and cannot as yet be quantified. A continued decline in the global economy could delay or significantly decrease purchases of our products in the future. Adverse economic and market conditions could also harm the parties with whom we do business, including our customers, distributors and suppliers. Additional factors that have contributed or may contribute to the adverse impact of the COVID-19 pandemic, on our business, results of operations, financial condition and liquidity include, without limitation, the following:

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
•lower income due to a delay in cost savings projects as a result of the travel and social distancing requirements of COVID-19; and
•lower interest income on cash balances due to recent reductions in interest rates along with higher interest expense from borrowing under our Credit Facility if necessary to maintain adequate liquidity.

    To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us, our suppliers and our customers, it may also have the effect of heightening many of the risks described in this ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and many of the risks described under the caption ‘‘Risk Factors’’ and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, including the risks resulting from our dependency on key personnel; impairment of our supply chain or manufacturing facilities; and the impact of negative economic conditions. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us or our business.

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

    Our non-essential offices and facilities remain closed to our non-essential employees, including our corporate headquarters, and a large number of employees continue to work remotely. In addition to this potentially hindering productivity, our sales force typically operates by meeting in person with customers to discuss our products. As many hospitals are currently restricting access to their facilities to essential personnel, this may negatively affect demand for our products by limiting the ability of our sales personnel to negotiate new and maintain existing contracts with customers. We may also experience significant reductions in demand for certain products as our health care customers re-prioritize the treatment of patients, delay elective procedures and shift resources and operations to fight COVID-19 and the complications it causes. For example, during the second and third quarters of 2020, we have experienced lower demand from hospital customers for our products other than our infusion pump hardware due to COVID-19. Additionally, the COVID-19 pandemic will potentially adversely affect our distributors as they may not be able to maintain the current levels of sales. As such, the impacts of COVID-19 on our sales force and our distributors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The COVID-19 pandemic has resulted in significant financial market and foreign currency volatility, which could adversely affect our earnings and cash flows.

    The COVID-19 pandemic has led to periods of significant volatility in financial markets and foreign currency exchange rates. Given that our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rate changes can have a significant impact on our financial results. During the nine months ended September 30, 2020, we recognized $6.0 million in net foreign exchange losses in our results of operations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the third quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
07/01/2020 — 07/31/2020	—	$—	—	$100,000,000
08/01/2020 — 08/31/2020	—	$—	—	$100,000,000
09/01/2020 — 09/30/2020	—	$—	—	$100,000,000
Third quarter of 2020 total	—	$—	—	$100,000,000
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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	November 6, 2020
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