Form 10-K
period 2020-12-31
ICU MEDICAL INC/DE
filed 2021-02-26
CIK 883984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or

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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2020, the last business day of registrant’s most recently completed second fiscal quarter, was $3,594,086,791*.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2021 was 21,138,567.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2021 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

____________________________
*  Without acknowledging that any person other than Dr. George A. Lopez is an affiliate, all directors and executive officers have been included as affiliates solely for purposes of this computation.

ICU Medical, Inc.
Form 10-K
For the Year Ended December 31, 2020

PART I

ITEM 1. BUSINESS

First person pronouns used in this Report, such as “we,” “us,” and “our,” refer to ICU Medical, Inc. ("ICU") and its subsidiaries unless context requires otherwise.

Company Background and Overview of Business

    ICU is one of the world's leading pure-play infusion therapy companies with global operations and a wide-ranging product portfolio that includes IV solutions, IV smart pumps with pain management and safety software technology, dedicated and nondedicated IV sets and needlefree connectors designed to help meet clinical, safety and workflow goals. In addition, ICU manufactures automated pharmacy IV compounding systems with workflow technology, closed system transfer devices for preparing and administering hazardous IV drugs and cardiac monitoring systems for critically ill patients.

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

•ClearGuard HD antimicrobial barrier caps for hemodialysis catheters; and

•TegoTM hemodialysis connector used to cap and protect hemodialysis central venous catheter hubs.

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

Infusion Systems

    We offer a wide range of infusion pumps, dedicated IV sets and software. Our primary Infusion System products are dedicated IV sets and the following:

Infusion Pump Hardware:

◦Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. Plum 360 was named the 2018, 2019 and 2020 Best in KLAS winner as top-performing IV smart pump and was the first medical device to be awarded UL Cybersecurity Assurance Program Certification. Also, in 2021, the Plum 360 won the first ever award as the top-performing Smart Pump EMR-Integrated; and

◦LifeCare PCA™: The LifeCare PCA infusion pump is an ICU Medical MedNet™ ready patient-controlled analgesia pump ("PCA").

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

IV Therapy and Diluents:

•Including Sodium Chloride, Dextrose, Balanced Electrolyte Solutions, Lactated Ringer's, Ringer's, Mannitol, Sodium Chloride/Dextrose, and Sterile Water.

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

Manufacturing

    As of December 31, 2020, we operate four primary manufacturing facilities globally, which are discussed in Part I, Item 2 of this report. We operate four main service centers globally. We also rely on certain outside manufacturers for certain product lines in Infusion Systems and IV Solutions.

    Our four primary manufacturing sites are:

•La Aurora de Heredia, Costa Rica, which manufactures most of our infusion pumps and dedicated disposables, as well as a portion of our non-dedicated infusion consumables products;

•Ensenada, Mexico, which manufactures infusion consumables products;

•Salt Lake City, Utah, which produces primarily our proprietary brands of connector and CSTD components, and sends those products to Costa Rica or Mexico for finished goods assembly; and

•Austin, Texas, which produces our IV Solutions products.

    Additionally, we leverage a long-term supply agreement with Pfizer (described below) to provide additional IV Solution products to us.

We have four main regional device service centers in Sligo, Ireland; San Laurent, Quebec, Canada; Taipei, Taiwan and Rydalmere, Australia.

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

Sales, Marketing and Administration

We ship around the world with the majority of our sales denominated in U.S. dollars, Euro and Canadian dollars. We are not dependent on any single customer.

Distribution

    Our products are marketed to medical product manufacturers, independent distributors and directly to end users.

    The U.S. distribution of solutions, IV sets and accessories is supported by a network of two owned and one leased distribution centers, which include King of Prussia, Pennsylvania; Los Angeles, California; and Dallas, Texas. We also utilize a number of public warehouses as part of our supply chain.

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

Other Healthcare Laws

    We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These laws include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

•the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain health care professionals beginning in 2022, and teaching hospitals and ownership and investment interests held by the physicians described above and their immediate family members, and payments or other “transfers of value” to such physician owners; and

•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to track and report information related to payments and other “transfers of value” to physicians and other healthcare providers or pricing, marketing expenditures and information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Health Care Reform

    In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to limit payments by governmental payors for medical devices, and the procedures in which medical devices are used. For example, in March 2010, comprehensive healthcare reform legislation was enacted through the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act (the “Affordable Care Act”), which, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, the Tax Cuts and Jobs Act, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it remains unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act or our business.

    In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. Such legislation and regulation of healthcare costs may, however, result in decreased lower reimbursements by governmental and private payors to our customers, which may adversely affect our business, financial condition and results of operations.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act (the “CCPA”), which went into effect January 1, 2020. The CCPA applies to certain businesses that collect personal information from California residents, whether directly or indirectly. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including PHI maintained by covered entities and business associates, the CCPA may increase our compliance costs and potential liability.

Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

    In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the EU. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Data privacy laws in the EU and the EEA are developing rapidly and, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield. In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.

Competition

    Our industry is highly competitive. We believe our ability to effectively compete in this industry will be determined by our ability to provide a wide breadth of cost-effective, high quality products. We believe the added breadth of our acquired product portfolios have increased our competitiveness as we can now provide a one-stop shop for customers and offer more flexible competitive pricing. We also believe our acquired infusion pump product offering will enable us to pull through a larger volume of higher margin infusion consumables, and we believe we have a wider customer reach through our unified distribution channels.

 Infusion Consumables

We believe that our ability to effectively compete in the Infusion Consumables market depends upon our ability to differentiate our products based on continued innovation, safety, quality, convenience, reliability, patent protection, ease of use and the pricing of our products, in addition to access to distribution channels. We encounter significant competition in this market both from global, large, established medical device manufacturers and from smaller companies. We compete with products and systems marketed by Becton Dickinson ("BD"), Baxter International ("Baxter"), and B. Braun Medical, Inc. ("B. Braun"). Our CSTD used for the preparation and safe handling of oncology drugs, compete with similar products from BD, and

B. Braun. We believe that our current CSTD product offering provides benefits over these competing systems in several areas related to safety, ease of use, quality, and cost; however, ongoing innovation in this market space will be required.

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

    Our success may depend in part on our ability to obtain patent protection for our products and to operate without infringing the proprietary rights of third parties. While we have obtained certain patents and applied for additional U.S. and foreign patents covering certain of our products, there is no assurance that any additional patents will be issued, that the scope of any patent protection will prevent competitors from introducing similar devices or that any of our patents will be held valid if subsequently challenged. Our patents are important in preventing others from introducing competing products that are as effective as our products. The loss of patent protection on the Clave/MicroClave, Neutron, Tego Connector, Swabcap, Clearguard, ChemoClave and ChemoLock technologies, could adversely affect our ability to exclude other manufacturers from producing effective competitive products and could have an adverse impact on our financial results.

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

Research and Development

    Our research and development costs include personnel costs and expenses related to the development of new products. Research and development costs were $42.9 million in 2020, $48.6 million in 2019 and $52.9 million in 2018.

Human Capital Management

We believe our employees are the foundation of our business and are key to executing our strategy globally. The knowledge, skills and abilities of our diverse workforce is paramount in upholding our mission of connecting patients and caregivers through safe, life-saving, life enhancing IV therapy products, systems, and services.

We believe the health and well-being of our employees are cornerstones for our successful operations. Whether you are a machine operator in one of our four manufacturing locations, a material handler in a distribution center, a service technician supporting our products in the field, or a clinician training the use of our products in a hospital, we strive to prioritize the safety of our team members. This includes designing our work environments with a safety first mindset, providing personal protective equipment, and safety training beginning day one.

Our ability to attract and retain talented individuals globally begins with our commitment to offer a career that gives people a unique opportunity to work in an exhilarating, fast-paced, inspiring, and collaborative environment where what they do makes a difference. We offer competitive salaries and participation to all employees in incentive plans based on individual and company performance.

We believe the development of our workforce is critical for personal growth and the success of our company as well. We reinforce this with challenging, yet rewarding assignments, continued learning and training programs through our global iLearning platform, and support continued education globally through tuition reimbursement programs. Our team believes in diversity, collaboration, and removing barriers to communication—all to create an environment where innovation and creativity can flourish. This is principal for us in attracting, developing, retaining and rewarding talent on a global scale.

Finally, our leadership team, with its broad, and deep category knowledge and averaging approximately 17 years of experience in IV therapy has the necessary experience to effectively lead the execution of our strategy.

At December 31, 2020, we had approximately 7,900 employees located in over 20 countries.

Geographic Data

    Information regarding financial data by geography is set forth in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K in Note 4 and 13 to the Consolidated Financial Statements, and is incorporated herein by reference.

COVID-19 Pandemic

In late 2019, a novel strain of coronavirus ("COVID-19") was first reported in Wuhan, China and on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The COVID-19 pandemic has spread globally and has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel restrictions, border closings, business closures, quarantines and shelter-in-place orders. Additionally, the COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the economy across many industries. As such, the COVID-19 pandemic may pose significant risks to our business. We operate globally and the COVID-19 pandemic and its adverse effects have impacted most of the locations where we, our customers and our suppliers conduct business. We expect COVID-19 will continue to have an impact on our financial condition and results of operations in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion regarding the impact of the COVID-19 pandemic on our financial results. Also, see “Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with the COVID-19 pandemic.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, detail below. These risks include, among others, the following:

•The COVID-19 pandemic has had a material impact on the global economy and has disrupted our operations and could continue to have an adverse impact on our employees, suppliers and customers, which could adversely and materially impact our business, financial condition and results of operations.

•We operate in a highly competitive industry, our ability to compete effectively to maintain or gain market share depends upon numerous factors, such as product innovation, the quality, convenience and reliability of our products, access to distribution channels and patent protection and pricing. We can give no assurance that we will be successful in implementing any of our competitive strategies.

•We are dependent on certain key suppliers; any supply interruptions could materially harm our business, financial condition and results of operations.

•Damage to our manufacturing facilities or any other supply chain restrictions could materially impact our business, financial condition and results of operations.

•Changes in or failure to comply with certain federal, state, foreign, legal and health regulations may harm our business and financial condition.

•We depend on the leadership of our executive management team and other key personnel; the loss of one or more of our key employees could disrupt our business.

•Our stock price may be volatile and you may be unable to sell your shares at or above your purchase price.

Business and Operating Risks

The COVID-19 pandemic has disrupted how we, our suppliers and our customers operate and the duration and extent to which this will impact our business, future results of operations, liquidity and overall financial performance remains uncertain.

    The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption. The global spread of COVID-19 led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel restrictions, border closings, business closures, quarantines and shelter-in-place orders. The COVID-19 pandemic and the measures taken to limit its spread have negatively impacted the global economy across many industries. As such, the COVID-19 pandemic may continue to pose significant risks to our business. We operate globally and the COVID-19 pandemic and its adverse effects have impacted most of the locations where we, our customers and our suppliers conduct business and, as a result, we have experienced some disruption to our operations, most notably due to reduced demand for our disposable product portfolio.

    As a result of the COVID-19 pandemic, our non-essential offices and facilities, including our corporate headquarters remain closed to non-essential employees. Similarly, many hospitals are restricting access to their facilities to essential personnel, which may negatively affect demand for our products by limiting the ability of our sales personnel to negotiate new and maintain existing contracts with customers. We may also experience significant reductions in demand for certain products as our health care customers re-prioritize the treatment of patients, delay elective procedures and shift resources and operations to fight COVID-19 and the complications it causes. For example, during 2020, we have experienced lower demand from hospital customers for our Infusion Consumables non-dedicated sets and lower demand for our Infusion Systems dedicated sets. Additionally, the COVID-19 pandemic could potentially adversely affect our distributors if they are not able to maintain their historical levels of sales.

    Our manufacturing, distribution and pump service facilities are operating under our business continuity plan due to the need for our critical healthcare products, however, we have taken certain precautionary measures including the following to maximize the safety of our employees and to mitigate disruption to our operations:

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

    The duration and extent of the impact on our business from the COVID-19 pandemic depends on future developments that cannot be fully predicted at this time, as such, the impact of the COVID-19 pandemic on our future results of operations and overall financial performance remain uncertain and cannot as yet be quantified. Additional factors that have contributed or may contribute to the adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity include, without limitation, the following:

•lost revenue or additional costs associated with either disruptions at our production and distribution facilities or interruptions in our supply chain, including shortages of raw materials or components for our products;
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
•volatility in cash flow, revenue and income due to foreign currency fluctuations and volatility;
•lower income due to a delay in cost savings projects as a result of the travel and social distancing requirements of COVID-19; and
•lower interest income on cash balances due to reductions in interest rates along with higher interest expense from borrowing under our Credit Facility, if necessary, to maintain adequate liquidity.

    To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us, our suppliers and our customers, it may also have the effect of heightening many of the risks described in this ‘‘Risk Factors’’ section and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020, including the risks resulting from our dependency on key personnel; impairment of our supply chain or manufacturing facilities; and the impact of negative economic conditions. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us or our business.

We are dependent on single and limited source third-party suppliers, which subjects our business and results of operations to risks of supplier business interruptions, and a loss or degradation in performance in our suppliers could have an adverse effect on our business and financial condition.

Although we have risk mitigation plans in place with key suppliers, we have materials (such as resins) that are critical to our ability to manufacture our products, the supply of which is currently from a sole supplier. We cannot be certain that our current suppliers will continue to provide us with the quantities of materials that we require or satisfy our anticipated specifications and quality requirements on a timely basis or at all. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Furthermore, our contract manufacturers could require us to move to another one of their production facilities. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, materials or services and if we cannot then obtain an acceptable substitute. Additionally, we are subject to FDA regulations, which could further delay our ability to obtain a qualified alternative supplier. Any performance failure on the part of our suppliers could delay the development and manufacture of our products, which could have a material adverse effect on our business. Due to the highly competitive nature of the healthcare industry and the cost controls of our customers and third party payors, we may be unable to pass along cost increases for any key components or raw materials increases through higher prices to our customers. If the cost of key components or raw materials increases and we are unable to fully recover those increased costs through price increases or offset these increases through other cost reductions, we could experience an adverse effect on our financial condition.

Damage to any of our manufacturing facilities or supply chain network could impair our ability to produce our products.

    A severe weather event, other natural or man-made disaster, or any other significant disruption, such as outbreak of disease (including the COVID-19 pandemic), affecting our manufacturing facilities or our suppliers and logistics partners could materially and adversely impact our business, financial condition and results of operations. The COVID-19 pandemic has caused us to temporarily shut down some of our facilities, to date these shut downs have not had a material impact on our business.

We have a single manufacturing facility for our Clave products located in Salt Lake City, Utah. Our Salt Lake City facility also produces other components on which our manufacturing operations in Mexico and Costa Rica rely. Our IV Solutions are manufactured at our manufacturing facility in Austin, Texas and by a third party manufacturer, Pfizer, in Rocky Mount, North Carolina or our suppliers’ facilities. If our facilities are inoperable, for even a short period of time, it could adversely affect our ability to manufacture and distribute our products in a timely or cost-effective manner, and our ability to make product sales. Furthermore, our facilities and the equipment we use to perform our manufacturing processes could be unavailable or costly and time-consuming to repair or replace.

Damage to any of our facilities could render us unable to manufacture our products or require us to reduce the output of products at the damaged facility. Two of our manufacturing facilities are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We carry insurance for damage to our property and disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our facilities and business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

    The consumable medical device segment of the health care industry and in particular the infusion products market is intensely competitive and is experiencing both horizontal and vertical consolidation. We believe that our ability to compete depends upon numerous factors including, among other things, continued product innovation, the quality, convenience and reliability of our products, access to distribution channels, patent protection and pricing. The ability to compete effectively depends on our ability to differentiate our products based on these factors, as well as our ability to perceive and respond to changing customer needs. We encounter significant competition in our markets both from large established medical device manufacturers and from smaller companies. Many of these companies have introduced competitive products with features not provided by the conventional products and methods they are intended to replace. Most of our current and prospective competitors have economic and other resources substantially greater than ours and are well established in the healthcare industry. Several large, established competitors offer broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals and group purchasing organizations to supply all of their infusion product requirements. Due to the highly competitive nature of the group purchasing organizations (“GPOs”) or integrated delivery networks (“IDNs”) contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our products portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products thereby affecting our profitability. While having a contract with a GPO or IDN can facilitate sales to members of that GPO or IDN, it is no assurance that the sales volume of those products will be maintained. The members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability. In addition, distributors of our products may begin to negotiate terms of sale more aggressively in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing or other terms of sale could adversely affect our results of operations and financial condition. In addition, if we fail to implement distribution arrangements successfully, it could cause us to lose market share to our competitors. Moreover, there is no assurance that our competitors will not substantially increase resources devoted to the development, manufacture and marketing of products competitive with our products. The successful implementation of such a strategy by one or more of our competitors could materially and adversely affect us.

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

    Innovations generally require a substantial investment in product development before we can determine their commercial viability, and we may not have the financial resources necessary to fund these innovations. Even if we succeed in creating new product candidates from these innovations, those innovations still may fail to result in commercially successful products. The success of new product offerings for device products depends on several factors, including our ability to anticipate and meet customers' or patients’ needs, obtain timely regulatory approvals or clearances, and manufacture quality products in an economic and timely manner. Even if we are able to develop successful new products or enhancements, we may not produce sales exceeding the costs of development, and we may not avoid infringing the proprietary rights of third parties. Moreover, innovations may not be successful due to difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies, or obtaining favorable pricing on those products. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice and uncertainty over third-party reimbursement.

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

We have been and will be ordering production molds and equipment for our new products. We expect to order semi-automated or fully automated assembly machines for other new Infusion Consumables products in 2021. We also are adding additional IV Solutions capacity as we transition certain product lines to our Austin manufacturing facility from Rocky Mount. If we do not achieve significant sales of these new/transitioned products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because its costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

Continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement may adversely affect our prices. If we cannot reduce manufacturing costs of existing and new products, our sales may not grow and our profitability may decline.

    Increasing awareness of healthcare costs, public interest in healthcare reform and continuing pressure from Medicare, Medicaid, group purchasing organizations and other payors, both domestic and international, to reduce costs in the healthcare industry, as well as increasing competition from other protective products, could make it more difficult for us to sell our products at current prices. Our products are purchased by hospitals, physicians and other healthcare providers that typically bill various third-party payors, such as governmental programs, private insurance plans and managed care plans, for the healthcare services and products provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for healthcare services and products from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

    Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies will provide coverage for procedures in which our products are used. If we are not successful in reversing existing non-coverage policies, or if third-party payors that currently cover or reimburse our products and related procedures reverse or limit their coverage in the future, or if other third-party payors issue similar policies, this could have a material adverse effect on our business.

    Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate, which could have an adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

    Implementation of further legislative or administrative reforms in the reimbursement system in the U.S. and abroad or adverse decisions relating to coverage or reimbursement could have an impact on acceptance of and demand for our products and the prices that our customers are willing to pay for them. In the event that the market will not accept current prices for our products, our sales and profits could be adversely affected. We believe that our ability to increase our market share and operate profitably in the long term may depend in part on our ability to reduce manufacturing costs on a per unit basis through high volume production using highly automated molding and assembly systems. If we are unable to reduce unit manufacturing costs, we may be unable to increase our market share for our products or may lose market share to alternative products, including competitors’ products. Similarly, if we cannot reduce unit manufacturing costs of new products as production volumes increase, we may not be able to sell new products profitably or gain any meaningful market share. Any of these results would adversely affect our future results of operations.

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

Changes in and failures to comply with foreign, federal, and state data privacy and security laws, regulations and standards may adversely affect our business, operations and financial performance.

    We are subject to various federal, state and foreign laws that govern the collection, use, disclosure, retention and security of personal information, including patient health information. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the privacy, security and breach notification rules promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) establish a set of national privacy and security standards for the protection of protected health information (“PHI”) by health plans, health care clearinghouses and certain health care providers, called covered entities, and the business associates with whom such covered entities contract for services that involve creating, receiving, maintaining or transmitting PHI. HIPAA also requires covered entities to provide individuals with certain rights with respect to their PHI, and requires covered entities to enter into a written business associate contract or other arrangement with the business associate that establishes specifically what the business associate has been engaged to do and requires the business associate to comply with the requirements of HIPAA.
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
Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the nature of violation and could include civil monetary or criminal penalties. HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018 (the "CCPA") went into effect on January 1, 2020. The CCPA applies to certain businesses that collect personal information from California residents, whether directly or indirectly. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including PHI maintained by covered entities and business associates, the CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

Foreign data protection laws, including the EU General Data Protection Regulation (the “GDPR”), which became effective in May 2018, and EU and EEA member state data protection legislation, may also apply to health-related and other personal data obtained outside of the United States. The GDPR imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process data about them. Fines for non-compliance with the GDPR are significant-the greater of €20 million or 4% of global turnover. The GDPR provides that EU and EEA member states may impose further obligations relating to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Data privacy laws in the EU and the EEA are developing rapidly and, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield. Further, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which may expose us to further compliance risk.

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

The market for small and mid-market capitalization companies can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. From January 2018 through December 2020, our trading price ranged from a high of $321.70 per share to a low of $148.89 per share. We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, acquisitions or divestitures, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders, market rumors, general economic trends (including the COVID-19 pandemic) and substantial product orders could contribute to the volatility in the price of our common stock.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for approximately 58% of our outstanding shares at the end of 2020. If one or more of the institutions or if our other large stockholders should decide to reduce or eliminate their position in our common stock, it could cause a significant decrease in the price of our common stock.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Legal, Compliance, and Regulatory Risks

We are subject to certain fraud and abuse and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
    There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers;
•the federal civil and criminal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payors. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•the federal Physician Sunshine Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP") to report annually to the US Department of Health and Human Services Centers for Medicare and Medicaid Services ("CMS") information related to payments and other transfers of value to physicians, certain other healthcare providers beginning in 2022, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS;
•HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation; and
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; and state laws related to insurance fraud in the case of claims involving private insurers.

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

    Our profitability and operations are subject to risks relating to changes in government and private reimbursement programs and policies and changes in legal requirements in the U.S. and in the world. There have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability in the U.S. and abroad. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Affordable Care Act”) were signed into law introducing comprehensive health insurance and healthcare reforms in the U.S. The Affordable Care Act, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

    Since its enactment, there have been efforts to challenge, repeal or replace the Affordable Care Act. For example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance, beginning in 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the Affordable Care Act’s individual mandate to carry insurance coverage is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it remains unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act or our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted that reduced payments to Medicare providers. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

    We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial payors to reduce costs while expanding individual healthcare benefits. The ultimate implementation of any healthcare reform legislation and any new laws and regulations, and its impact on us, is impossible to predict, particularly in light of the new presidential administration. Any significant reforms made to the healthcare system in the U.S., or in other jurisdictions, may have an adverse effect on our financial condition and results of operations.

Our business could be materially and adversely affected if we fail to defend and enforce our patents or other proprietary rights, if our products are found to infringe patents or other proprietary rights owned by others or if the cost to protect our patent or other proprietary rights becomes excessive or as our patents expire.

We rely on a combination of patents, trademarks, copyrights, trade secrets, business methods, software and nondisclosure agreements to protect our proprietary intellectual property. Our efforts to protect our intellectual and proprietary rights may not be sufficient. Further, there is no assurance that patents pending will issue or that the protection from patents which have issued or may issue in the future will be broad enough to prevent competitors from introducing similar devices, that such patents, if challenged, will be upheld by the courts or that we will be able to prove infringement and damages in litigation.

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

In the past, we have faced patent infringement claims related to our Clave products, the CLC2000 Connector and Tego Connector. We believe these claims had no merit, and all have been settled or dismissed. We may also face claims in the future. Additionally, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Patent infringement litigation, which may be necessary to enforce patents issued to us or to defend ourselves against claimed infringement of the rights of others, can be expensive and may involve a substantial commitment of our resources which may divert resources from other uses. Adverse determinations in litigation or settlements could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, could prevent us from manufacturing and selling our products or could fail to prevent competitors from manufacturing products similar to ours. Any of these results could materially and adversely affect our business.

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

Our ability to market our products in the U.S. and other countries may be adversely affected if our products fail to comply with the applicable requirements of the FDA and regulatory agencies in other countries.

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

    The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. The FDA enforces these regulatory requirements through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities which may include any of the following sanctions:

•untitled letters or warning letters;
•fines, injunctions, consent decrees and civil penalties;
•recalls, termination of distribution, administrative detention, or seizure of our products;
•customer notifications or repair, replacement or refunds;
•operating restrictions or partial suspension or total shutdown of production;
•delays in or refusal to grant our requests for future 510(k) clearances, PMA approvals or foreign regulatory approvals of new products, new intended uses, or modifications to existing products;
•withdrawals or suspensions of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;
•FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•criminal prosecution.

    The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. For example, the results of the 2020 Presidential election may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these requirement will be implemented, or whether they will be rescinded or replaced under a Biden Administration. The policies and priorities of an incoming administration are unknown and could materially impact the regulation governing our products.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our future products under development. For example, in May 2019, the FDA solicited public feedback on its plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates, including whether the FDA should publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA requested public feedback on whether it should consider certain actions that might require new authority, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

More recently, in September 2019, the FDA finalized the aforementioned guidance to describe an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway, by demonstrating that such device meets objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to maintain a list of device types appropriate for the “safety and performance based pathway” and develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

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

    We and some of our component manufacturers are required to comply with regulatory requirements known as the FDA's Quality System Regulation, or QSR, a complex regulatory scheme which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA's current Good Manufacturing Practices, or cGMPs apply to the manufacture of medical device components and finished medical devices. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with applicable cGMPs for our products, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

•untitled letters or warning letters;
•fines, injunctions, consent decrees and civil penalties;
•customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying our requests for clearance or approval of new products or modified products;
•withdrawing clearances or approvals that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.

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

    In May 2017, the Medical Device Regulation (Regulation 2017/745) entered into force to replace the Medical Device Directive, as amended. Unlike directives, which must be implemented into the national laws of the European Economic Area member States (the “EEA member States”), the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation became effective May 26, 2020. The Medical Devices Regulation among other things does the following. The Medical Devices Regulation was meant to become applicable three years after publication (in May 2020). However, on April 23, 2020, to take the pressure off EEA national authorities, notified bodies, manufacturers and other parties so they can focus fully on urgent priorities related to the COVID-19 pandemic, the European Council and Parliament adopted Regulation 2020/561, postponing the date of application of the Medical Devices Regulation by one year (to May 2021). Once applicable, the Medical Devices Regulation will among other things:

•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the EU;
•strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

    In addition, physicians may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients.

Litigation, product liability claims or product recalls could be costly and could expose us to loss.

The use of our products exposes us to an inherent risk of product liability. Further, the medical device industry has historically been subject to extensive litigation and we cannot offer any assurance that we will not face product liability or other suits in the future. Patients, healthcare workers, healthcare providers or others who claim that our products have resulted in injury could initiate product liability litigation seeking large damage awards against us. Costs of the defense of such litigation, even if successful, could be substantial. We maintain insurance against product liability and defense costs in the amount of $40,000,000 per occurrence. However, legal proceedings are inherently unpredictable, and the outcome can result in judgments that affect how we operate our business, or we may enter into settlements of claims for monetary damages that exceed our insurance coverage, if any is available. A successful claim against us in excess of insurance coverage could materially and adversely affect us, and result in substantial liabilities and reputational harm including product recalls or withdrawals from the market, withdrawal of clinical trial participants, the inability to commercialize our existing or new products, distraction of management’s attention from our primary business or decreased demand for our products or, if cleared or approved, products in development.

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

Additionally, we generally offer a limited warranty for product returns which are due to defects in quality and workmanship. We attempt to estimate our potential liability for future product returns and establish reserves on our financial statements in amounts that we believe will be sufficient to address our warranty obligations; however, our actual liability for product returns may significantly exceed the amount of our reserves. If we underestimate our potential liability for future product returns, or if unanticipated events result in returns that exceed our historical experience, our financial condition and operating results could be materially and adversely affected.

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

Geographic Risks

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

We currently do not hedge against our foreign currency exchange rate risks, other than certain exposures related to the Mexican Peso and therefore believe our exposure to these risks may be higher than if we entered into hedging transactions, including forward exchange contracts or similar instruments. If we decide in the future to enter into forward foreign exchange contracts to attempt to reduce the risk related to foreign currency exchange rates, these contracts may not mitigate the potential adverse impact on our financial results due to the limitations and difficulty forecasting future activity. In addition, these types of contracts may themselves cause financial harm to us and have inherent levels of counter-party risk over which we would have no control. During 2020, primarily during the first quarter, we recorded $7.2 million in foreign exchange losses due to the volatility of foreign exchange rates as a result of declining economic conditions caused by the COVID-19 pandemic.

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

Risks Related to our Strategic Transactions

We have and may continue to acquire businesses, form strategic alliances or make investments in businesses or technologies that could adversely impact our business and our operating results and such transactions could result in unforeseen operating difficulties, expenditures and require significant management resources, charges or write-downs.

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

    The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. Difficulties in assimilating acquired businesses include a number of special risks in addition to the difficulty of integrating cultures and operations and the diversion of management’s attention, including adverse short-term effects on our reported operating results, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could materially and adversely affect our operations and financial performance. Integration of an acquired business also may disrupt our ongoing operations and require management resources that we would otherwise focus on developing our existing business. For example, we acquired the HIS business in February 2017, which includes IV pumps, solutions, and devices in order to create a leading pure-play infusion therapy company. We invested significant time and resources into the HIS integration in order to achieve the anticipated benefits of the transaction. In addition, in connection with the HIS business acquisition, we also entered into two manufacturing and supply agreements (the “MSAs”) with Pfizer under which, (i) Pfizer manufactures and supplies us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, with a one-time two-year option to extend. Our facility in Austin, Texas manufactures and supplies these products to Pfizer under the MSAs, which, for certain products, could expire as early as 2022. The expiration of these MSAs may adversely impact our production capacity utilization of our Austin facility, which could result in unforeseen operating difficulties and may impact our profitability.

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

We intend to continue to expand our marketing and distribution capability, which may include external expansion through acquisitions of companies or product lines both in the U.S. and foreign markets. We can provide no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.

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

    The increasing burdens on our management resources and financial controls resulting from internal growth and acquisitions could adversely affect our operating results. Failure to manage this growth could adversely effect our operations through higher manufacturing costs, declining product quality, slower responses to competitive challenges, among other things. A failure in any one of these areas could make it difficult for us to meet market expectations for our products, and could damage our reputation and our financial performance may be adversely affected.

General Risk Factors

We are subject to risks associated with doing business outside of the U.S.

We operate in a global market and global operations are subject to a number of risks. Sales to customers outside of the U.S. made up approximately 28% of our revenue in 2020 and as our operations and sales located in Europe and other areas outside the U.S. increase, we may face new challenges and uncertainties, although we can give no assurance that such operations and sales will increase.

The risks associated with our operations outside the U.S. also include:

•economic and political uncertainty in the United Kingdom and the EU following the United Kingdom’s withdrawal from the EU on January 31, 2020;
•changes in non-U.S. government programs;
•multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products;
•different local medical practices, product preferences and product requirements;
•possible failure to comply with trade protection and restriction measures and import or export licensing requirements;
•difficulty in establishing, staffing and managing non-U.S. operations;
•different labor regulations or work stoppages or strikes;
•political instability and actual or anticipated military or political conflicts;
•economic instability, including the European financial crisis or other economic instability in other parts of the world and the impact on interest rates, inflation and the credit worthiness of our customers;
•uncertainties regarding judicial systems and procedures;
•minimal or diminished protection of intellectual property in some countries;
•natural disasters or outbreak of diseases (including COVID-19); and
•imposition of government controls.

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

Disruptions in financial markets worldwide and other worldwide macro-economic challenges may cause our customers and suppliers to experience cash flow concerns. If job losses and the resulting loss of health insurance and personal savings cause individuals to forego or postpone treatment, the resulting decreased hospital use could affect the demand for our products. As a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us and suppliers may impose different payment terms. Any inability of current and/or potential customers to pay us for our products or any demands by suppliers for different payment terms may adversely affect our earnings and cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

    Our material properties used by us in connection with our corporate administrative operations, manufacturing, distribution, research and development and service centers as of December 31, 2020, are as follows:

Location	Approximate Square Footage	Primary Use	Owned/Leased
San Clemente, California, U.S.	39,000	Corporate Headquarters and R&D	Owned
San Clemente, California, U.S.	28,108	Corporate Headquarters	Leased
San Diego, California, U.S.	44,779	Corporate Offices and R&D	Leased
Lake Forest, Illinois, U.S.	137,498	Corporate Offices	Leased
Houten, Netherlands	7,341	Corporate Offices	Leased
Montreal, Canada	16,414	Corporate Offices/Device service center	Leased
Chennai, India	36,879	R&D	Leased
Rydalmere, NSW Australia	14,735	Corporate Offices/Device service center	Leased

Austin, Texas, U.S.	594,602	Manufacturing	Owned
Ensenada, Baja California, Mexico	265,021	Manufacturing	Owned
La Aurora, Costa Rica	626,869	Manufacturing	Owned
Salt Lake City, Utah, U.S.	450,000	Manufacturing	Owned

Round Rock, Texas, U.S.	71,960	Warehouse/Manufacturing	Owned

Dallas, Texas, U.S.	610,806	Distribution Warehouse	Leased
King of Prussia, Pennsylvania, U.S.	105,571	Distribution Warehouse	Owned
Santa Fe Springs, California, U.S.	76,794	Distribution Warehouse	Owned

Sligo, Ireland	26,000	Device service center	Leased

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

Stockholders

As of January 31, 2021, we had 54 stockholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Securities authorized for issuance under equity compensation plans are discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the fourth quarter of 2020:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
10/01/2020 - 10/31/2020	—	$—	—	$100,000,000
11/01/2020 - 11/30/2020	—	$—	—	$100,000,000
12/01/2020 - 12/31/2020	—	$—	—	$100,000,000
Fourth quarter 2020 total	—	$—	—	$100,000,000
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

ITEM 6. SELECTED FINANCIAL DATA
    The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our Consolidated Financial Statements. Beginning in 2017, our results reflect our acquisition of HIS. During 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements. Our historical operating results are not necessarily indicative of future operating results and should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	(in thousands, except per share data)
	2020	2019	2018	2017	2016
INCOME DATA:
REVENUE
Net sales	$1,271,004	$1,266,208	$1,400,040	$1,292,166	$379,339
Other	—	—	—	447	33
TOTAL REVENUE	1,271,004	1,266,208	1,400,040	1,292,613	379,372
COST OF GOODS SOLD	809,507	794,344	830,012	866,518	177,974
GROSS PROFIT	461,497	471,864	570,028	426,095	201,398
Selling, general and administrative expenses	283,953	276,982	320,002	302,169	89,426
Research and development expenses	42,948	48,611	52,867	51,253	12,955
Restructuring, strategic transaction and integration	28,409	80,574	105,390	77,967	15,348
Contract settlement	(975)	5,737	41,613	—	—
Change in fair value of contingent earn-out	9,000	(47,400)	20,400	8,000	—
Impairment of assets held for sale	—	—	—	—	728
TOTAL OPERATING EXPENSES	363,335	364,504	540,272	439,389	118,457
INCOME (LOSS) FROM OPERATIONS	98,162	107,360	29,756	(13,294)	82,941
BARGAIN PURCHASE GAIN	—	—	—	70,890	1,456
INTEREST EXPENSE	(1,753)	(549)	(709)	(2,047)	(118)
OTHER INCOME (EXPENSE), net	1,085	7,896	(6,673)	(4,266)	885
INCOME BEFORE INCOME TAXES	97,494	114,707	22,374	51,283	85,164
(PROVISION) BENEFIT FOR INCOME TAXES	(10,624)	(13,672)	6,419	17,361	(22,080)
NET INCOME	$86,870	$101,035	$28,793	$68,644	$63,084
NET INCOME PER SHARE
Basic	$4.16	$4.90	$1.41	$3.50	$3.90
Diluted	$4.02	$4.69	$1.33	$3.29	$3.66
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,907	20,629	20,394	19,614	16,168
Diluted	21,591	21,545	21,601	20,858	17,254
Cash dividends per share	$—	$—	$—	$—	$—
CASH FLOW DATA:
Total cash flows from operations	$222,752	$101,918	$160,215	$154,423	$89,941

	As of December 31,
	(in thousands)
	2020	2019	2018	2017	2016
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investment securities	$410,784	$292,637	$382,110	$300,133	$445,082
Working capital	$725,289	$633,729	$677,747	$654,370	$528,560
Total assets	$1,763,691	$1,692,382	$1,585,391	$1,496,951	$704,688
Stockholders’ equity	$1,502,265	$1,377,244	$1,263,655	$1,198,254	$660,155

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Business Overview and Highlights

    We are one of the world's leading pure-play infusion therapy companies with global operations and a wide-ranging product portfolio that includes IV solutions, IV smart pumps with pain management and safety software technology, dedicated and nondedicated IV sets and needlefree connectors designed to help meet clinical, safety and workflow goals. In addition, we manufacture automated pharmacy IV compounding systems with workflow technology, closed system transfer devices for preparing and administering hazardous IV drugs and cardiac monitoring systems for critically ill patients.

COVID-19 Pandemic

As a result of the COVID-19 pandemic, our non-essential offices and facilities, including our corporate headquarters are closed to non-essential employees.

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

During the first quarter in 2020, as a precautionary measure in response to market uncertainty driven by COVID-19, we preemptively increased our liquidity by borrowing $150.0 million under our Senior Secured Revolving Credit Facility ("Credit Facility"). As 2020 progressed, financial institutions demonstrated adequate liquidity in meeting the funding needs of the market and our internal operations remained stable, as such, we fully repaid the $150.0 million borrowed under our Credit Facility during the third quarter.

During 2020, due to the COVID-19 pandemic, we saw a meaningful decline in demand for our Infusion Consumables non-dedicated sets, a decline in demand for our Infusion Systems dedicated sets and an increase in demand for our Infusion Systems hardware. During 2020, most notably in the first quarter, we also experienced foreign exchange losses related to the strengthening of the U.S. dollar relative to certain foreign currencies as general economic conditions declined in response to COVID-19.

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
•volatility in cash flow, revenue and income due to foreign currency fluctuations and volatility;
•lower travel and entertainment costs due to global travel restrictions;
•lower income due to a delay in cost savings projects as a result of the travel and social distancing requirements of COVID-19; and
•lower interest income on cash balances due to reductions in interest rates along with higher interest expense from borrowings under our $150.0 million Credit Facility, if necessary, to maintain adequate liquidity.

Consolidated Results of Operations

    The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Year Ended December 31,
	2020		2019		2018
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$910.6	72%	$923.3	73%	$1,054.7	75%
International	360.4	28%	342.9	27%	345.3	25%
Total Revenue	$1,271.0	100%	$1,266.2	100%	$1,400.0	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Year Ended December 31,
Product line	2020	2019	2018
Infusion Consumables	37%	37%	35%
Infusion Systems	28%	26%	25%
IV Solutions	31%	33%	36%
Critical Care	4%	4%	4%
	100%	100%	100%

    We manage our product distribution in the U.S. through a network of two owned and one leased distribution facilities, as well as, through direct channels, which include independent distributors and the end users of our products, and as original equipment manufacturer suppliers. Most of our independent distributors handle the full line of our products. Internationally, we manage distribution utilizing international regional hubs and through independent distributors.

In the U.S. a substantial amount of our products are sold to group purchasing organization ("GPO") member hospitals. We believe that as healthcare providers continue to either consolidate or join major buying organizations, the success of our products will depend, in part, on our ability, either independently or through strategic relationships to secure long-term contracts with large healthcare providers and major buying organizations.  Although we believe that we are not dependent on any single distributor, large healthcare provider or major buying organization for distribution of our products, the loss of a strategic relationship with any one of these organizations or a decline in demand for our products could have a material adverse effect on our operating results.

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

	Percentage of Revenues
	2020	2019	2018
Total revenues	100%	100%	100%
Gross profit	36%	37%	41%
Selling, general and administrative	22%	22%	23%
Research and development	3%	4%	4%
Restructuring, strategic transaction and integration	2%	6%	8%
Change in fair value of contingent earn-out	1%	(4)%	1%
Contract settlement	—%	—%	3%
Total operating expenses	28%	28%	39%
Income from operations	8%	9%	2%
Interest expense	—%	—%	—%
Other income (expense), net	—%	1%	—%
Income before income taxes	8%	10%	2%
Provision (benefit) for income taxes	1%	1%	—%
Net income	7%	9%	2%

    Total revenues for 2020, 2019 and 2018 were $1.3 billion, $1.3 billion and $1.4 billion, respectively.

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

Infusion Consumables

    The following table summarizes our total Infusion Consumables revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2020	2019	2018	2020 over 2019		2019 over 2018
Infusion Consumables	$473.7	$477.6	$483.0	$(3.9)	(0.8)%	$(5.4)	(1.1)%

Infusion Consumables revenue decreased in 2020, as compared to 2019. The decrease was mostly driven by overall lower demand for our products due to the COVID-19 pandemic, partially offset by sales from new customers and sales of our ClearGuard HD product, which we acquired in our fourth quarter 2019 acquisition of Pursuit. On a constant currency basis,

Infusion Consumables revenue was comparable at $474.0 million for 2020, as the full year impact of foreign currency was negligible.

Infusion Consumables revenue decreased in 2019, as compared to 2018. The decrease was mostly driven by foreign exchange rates. On a constant currency basis, Infusion Consumables revenue would have been $485.8 million for 2019, an increase of $2.8 million or 0.6%, as compared to 2018.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2020	2019	2018	2020 over 2019		2019 over 2018
Infusion Systems	$359.7	$328.3	$355.5	$31.4	9.6%	$(27.2)	(7.7)%

Infusion Systems revenue increased in 2020, as compared to 2019. The increase in revenue was primarily due to high demand for our infusion pumps during the COVID-19 pandemic, offset partially by lower demand for our dedicated infusion sets and losses of our non-core ambulatory pump business. On a constant currency basis Infusion Systems revenue in 2020 would have been $364.7 million, an increase of $36.4 million or 11.1%, as compared to 2019.

Infusion Systems revenue decreased in 2019, as compared to 2018. The decrease in revenue was primarily due to the impact of exchange rates and losses of our non-core ambulatory and patient controlled analgesia pumps business. On a constant currency basis Infusion Systems revenue in 2019 would have been $338.6 million, a decrease of $16.9 million or 4.8%, as compared to 2018.

IV Solutions

    The following table summarizes our total IV Solutions revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2020	2019	2018	2020 over 2019		2019 over 2018
IV Solutions	$389.0	$415.0	$508.0	$(26.0)	(6.3)%	$(93.0)	(18.3)%

    IV Solutions sales decreased in 2020, as compared to 2019, due to lower contract manufacturing sales to Pfizer and higher sales in the first quarter of 2019 to non-contracted customers.

IV Solutions sales decreased in 2019, as compared to 2018. Supply constraints at our competitors beginning in the second quarter of 2017 and continuing through 2018 caused some temporary customer purchases and stock-up of IV Solutions in 2018. These market shortages temporarily drove up the demand for our product during the latter part of 2017, in 2018 and during the first part of 2019. The temporary increase in IV Solutions sales that we had as a result of competitor supply constraints normalized in mid-2019 as customers returned to their original contract supplier.

Critical Care

    The following table summarizes our total Critical Care revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2020	2019	2018	2020 over 2019		2019 over 2018
Critical Care	$48.6	$45.3	$53.5	$3.3	7.3%	$(8.2)	(15.3)%

    Critical Care revenue increased in 2020, as compared to 2019, primarily as a result of growth in the Asia region and improved manufacturing capacity.

Critical Care revenue decreased in 2019, as compared to 2018, primarily due to manufacturing constraints.

Gross Profits

    Gross profits for 2020, 2019 and 2018 were 36.3%, 37.3%, and 40.7%, respectively.

    The decrease in gross profit in 2020, as compared to 2019 was primarily due to lower IV Solutions manufacturing volumes and unfavorable product mix as a result of lower demand for our consumables products during the COVID-19 pandemic.

The decrease in gross profit in 2019, as compared to 2018 was primarily due to the slowdown in manufacturing of IV Solutions and additional supply chain costs related to higher than optimal inventory levels. In 2019, we also recorded a one-time supply chain inventory optimization charge of $16.3 million for the initial ramp down of IV Solution production to align supply to market demand.

Selling, General and Administrative ("SG&A") Expenses

    The following table summarizes our SG&A expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2020	2019	2018	2020 over 2019		2019 over 2018
SG&A	$284.0	$277.0	$320.0	$7.0	2.5%	$(43.0)	(13.4)%

Consolidated SG&A expenses increased in 2020, as compared to 2019. Dealer fees increased $9.3 million, depreciation and amortization expense increased $7.1 million, compensation expense increased $5.5 million, and stock compensation increased $2.0 million. Offsetting these expense increases was a $6.3 decrease in bad debt expense, a $6.3 million decrease in travel expenses, a $3.7 million decrease in consulting expenses, and a $2.8 million decrease in sales and marketing expenses. Dealer fees increased due to a change to a distribution model from a direct model in Canada and an increase in revenue from distributors. Depreciation and amortization expense increased primarily as a result of the increase in amortization base due to the November 2019 acquisition of Pursuit. Compensation expense increased as a result of lower incentive compensation recognized in the prior year due to results below performance targets. Stock compensation increased in the current year due to a change in the number of performance shares estimated to vest on one of our non-executive performance awards. Bad debt expense is estimated based on an analysis of the expected losses on the accounts receivables at the reporting date, which varies from period-to-period due to the quality of those receivables. Travel expenses decreased in the current year, as compared to prior year, due to travel restrictions in response to COVID-19. Consulting expense was higher in 2019 due to charges incurred related to tax compliance and IT infrastructure expenses. Sales and marketing expenses decreased due to the impact of COVID-19 on trade shows, conferences, and related expenses.

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

Research and Development ("R&D") Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2020	2019	2018	2020 over 2019		2019 over 2018
R&D	$42.9	$48.6	$52.9	$(5.7)	(11.7)%	$(4.3)	(8.1)%

    R&D expenses decreased in 2020, as compared to 2019, and decreased in 2019, as compared to 2018. R&D expenses are primarily related to compensation and benefit expenses incurred on our R&D projects in progress during each year.

Restructuring, Strategic Transaction and Integration Expenses

     Restructuring, strategic transaction and integration expenses were $28.4 million, $80.6 million and $105.4 million in 2020, 2019 and 2018, respectively.

Restructuring Charges

In 2020, restructuring charges were $7.9 million. These charges were primarily related to severance and costs related to office and other facility closures. We expect to pay unpaid restructuring charges as of December 31, 2020, in 2021.

    In 2019, restructuring charges were $8.4 million. These charges were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility and other plant restructuring.

    In 2018, restructuring charges were $4.5 million. These charges were related to severance costs from the reduction in our workforce as a result of the continued integration of HIS.

Strategic Transaction and Integration Expenses

In 2020, we incurred $20.5 million in strategic transaction and integration expenses primarily related to the integration of HIS, which included the migration of IT systems at our Austin facility.

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

Change in fair value of contingent earn-out

In 2020, the fair value revaluation of our Pursuit contingent earn-out liability resulted in an increase in value of $9.0 million.

    In 2019, the fair value revaluation of our HIS contingent earn-out liability resulted in a change in value of $47.4 million reducing the liability balance to zero. The earn-out period ended on December 31, 2019. As of the date of this filing, Pfizer has disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met. We expect the dispute will be resolved by binding arbitration unless both parties are able to come to an agreement on this issue.

    In 2018, the fair value revaluation of our HIS contingent earn-out liability resulted in a change in fair value of $20.4 million.

Contract Settlement

    In 2020, we recorded $1.0 million in contract settlement income related to the resolution of a dispute with one of our suppliers. In 2019 and 2018, we incurred a $5.7 million and $41.6 million charge, respectively, related to the resolution of a dispute with a product partner, which resulted in a redefinition of our contractual arrangement and in the rights and remedies determined under such arrangement.

Interest Expense

    Interest expense was $1.8 million, $0.5 million and $0.7 million in 2020, 2019 and 2018, respectively.

    In 2020, interest expense was primarily related to borrowings under our five-year Revolving Credit Facility ("Credit Facility") and the amortization of financing costs that were incurred in 2017 in connection with entering into the Credit Facility.

In 2019 and 2018, the interest expense includes the amortization of financing costs and a per annum commitment fee charged on the unused portion of the revolver under such Credit Facility.

    Borrowing under the Credit Facility bears interest, at our option, based on the Base Rate (as defined in Note 11 in our accompanying consolidated financial statements) plus applicable margin or the London Interbank Offered Rate plus applicable margin. The per annum commitment fee is based on consolidated total leverage ratio in effect and can range between 0.15% to 0.30% on the unused portion of the Credit Facility (see Note 11, Long-Term Obligations in our accompanying consolidated financial statements for additional information).

Other Income (Expense), net

    Other income (expense), net was $1.1 million, $7.9 million and $(6.7) million in 2020, 2019 and 2018, respectively.  In 2020, the other income, net was primarily related to interest income of $3.7 million, miscellaneous income, net of $2.8 million and gain from the disposal of property, plant and equipment of $1.8 million, which was mostly offset by $7.2 million in foreign exchange losses incurred as a result of the strengthening of the U.S. dollar from the impact of COVID-19 during the first half of the year. In 2019, other income, net was primarily due to interest income of $6.8 million related to our banking and investment accounts. In 2018, other expense, net included $8.1 million of foreign exchange losses and a $3.9 million loss on disposal of or write-off of property, plant and equipment offset by $5.4 million of interest income.

Income taxes

    Income taxes were accrued at an estimated annual effective tax rate of 11%, 12% and (29%) in 2020, 2019 and 2018, respectively.

The effective tax rate in 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits. The effective tax rate in 2020 included a tax benefit of $5.3 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate for 2020 also included U.S. federal and state return-to-provision adjustments net of related reserve changes for the year ended December 31, 2019 of $3.8 million tax benefit primarily due to changes in estimates for GILTI, FDII, and related foreign tax credits.

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

Liquidity and Capital Resources

Introduction

Our primary sources of cash are cash flows from operating activities, proceeds from the exercise of employee options and borrowings under our Credit Facility (as defined above). Our primary uses of cash are to meet working capital requirements, finance capital expenditures and acquisitions along with acquisition-related incremental transaction and integration costs.

During 2020, our cash, cash equivalents and short-term investment securities increased by $118.1 million from $292.6 million at December 31, 2019 to $410.8 million at December 31, 2020. Our cash provided by operations was partially offset by purchases of property and equipment and cash taxes paid by us on behalf of employees related to net share settlement of their equity awards.

Future Cash Flows

Short-term

Our five-year $150 million Credit Facility provides us with fast, flexible funding for future acquisition and operational needs.

Our short-term investment portfolio is invested in corporate bonds and our primary investment goal is capital preservation.

While we can provide no assurances, we estimate that our capital expenditures in 2021 will approximate $75 million to $85 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, the U.S. and Mexico to support new and existing products and in infusion pumps that get placed with customers outside the U.S. We expect to use our cash and cash equivalents to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

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

Credit Facility

    On November 8, 2017, we entered into a five year revolving Credit Facility with various lenders which includes
$150 million in borrowing capacity available for revolving credit loans and may also be used to borrow, on same-day notice under a swingline, the lesser of $10 million and the aggregate unused amount of the revolving credit available. During the first quarter in 2020, as a result of market uncertainty caused by COVID-19, we preemptively increased our liquidity as a precautionary measure by borrowing $150.0 million under our revolving Credit Facility. As 2020 progressed, financial institutions demonstrated adequate liquidity in meeting the funding needs of the market and our internal operations remained stable, as such, we fully repaid the $150.0 million borrowed under our Credit Facility during the third quarter. As of December 31, 2020, we had $150 million of availability under the revolving Credit Facility.

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

    We were in compliance with all financial covenants as of December 31, 2020.

Historical Cash Flows

Cash Flows from Operating Activities:

Our cash provided by operations was $222.8 million in 2020. Net income plus adjustments for non-cash net expenses contributed $239.7 million to cash provided by operations. Net cash used in operations as a result of changes in operating assets and liabilities was $17.0 million. The changes in operating assets and liabilities included a $46.4 million decrease in accounts payable, a $29.4 million decrease in accrued liabilities, $18.0 million in net changes in income taxes, including excess tax benefits and deferred income taxes, a $16.1 million increase in other assets, and a $4.3 million increase in prepaid expenses and other current assets. Offsetting these amounts was a $78.0 million decrease in accounts receivable and a $19.2 million decrease in inventories. The decrease in accounts payable was due to the payment of integration-related expenses with extended payment terms and the timing of other payments. The decrease in accrued liabilities was due to the payment of one-time accrued supply chain reorganization costs. The increase in other assets was due to the purchase of spare parts. The net changes in income taxes was a result of the timing of payments. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs. The decrease in accounts receivable is primarily due to collection efforts. The decrease in inventory was primarily due to improved inventory management and increased demand for certain products driven by the COVID-19 pandemic at the end of the year.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2020	2019	2018	2020	2019
Investing Cash Flows:
Purchases of property, plant and equipment	$(92,005)	$(97,312)	$(92,720)	$5,307	$(4,592)	(1)
Proceeds from sale of assets	6,176	33	765	6,143	(732)	(2)
Proceeds from the disposal of assets held-for-sale, net	—	—	13,000	—	(13,000)	(3)
Intangible asset additions	(8,385)	(8,728)	(8,059)	343	(669)
Business acquisitions, net of cash acquired	—	(76,133)	(1,300)	76,133	(74,833)	(4)
Purchases of investment securities	(32,825)	(26,040)	(30,496)	(6,785)	4,456	(5)
Proceeds from sale of investment securities	28,900	41,292	15,440	(12,392)	25,852	(6)
Net cash used in investing activities	$(98,139)	$(166,888)	$(103,370)	$68,749	$(63,518)
______________________________
(1) Our purchases of property, plant and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.

(2) In 2020, we sold our Farmers Branch, Texas, U.S. distribution facility for $6.0 million.

(3) In 2018, we sold the land and building related to our Dominican Republic manufacturing facilities acquired as part of the 2017 HIS acquisition.

(4) Our business acquisitions will vary from period to period based upon our current growth strategy and our ability to execute on desirable target companies. In 2019, we acquired Pursuit for approximately $75.0 million in cash consideration and we acquired a small foreign distributor for approximately $4.6 million.

(5) Our purchases of investment securities will vary from period to period based on current cash needs, planning for known future transactions and changes in our investment strategy. Our investment policy allows for the purchase of securities with final maturities in excess of one year. If cash is not needed for known future transactions our investment strategy takes advantage of the long-term securities with higher yields. Typically, our longer term securities have maturities up to three years.

(6) Proceeds from the sale of our investment securities will vary based on the maturity dates of the investments.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2020	2019	2018	2020	2019
Financing Cash Flows:
Proceeds from short-term debt	$150,000	$—	$—	$150,000	$—	(1)
Repayment of short-term debt	(150,000)	—	—	(150,000)	—	(1)
Proceeds from exercise of stock options	13,193	7,732	14,275	5,461	(6,543)	(2)
Payments on finance leases	(357)	—	—	(357)	—
Tax withholding payments related to net share settlement of equity awards	(12,876)	(18,639)	(6,252)	5,763	(12,387)	(3)
Net cash (used in) provided by financing activities	$(40)	$(10,907)	$8,023	$10,867	$(18,930)
______________________________

(1) During 2020, as a result of market uncertainty caused by COVID-19, we borrowed $150.0 million under our revolving Credit Facility as a precautionary measure to increase liquidity. We had fully repaid all amounts borrowed as of December 31, 2020.
(2) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(3) In 2020, our employees surrendered 67,041 shares of our common stock from vested restricted stock awards as consideration for approximately $12.9 million in minimum statutory withholding obligations paid on their behalf. In 2019, our employees surrendered 80,186 shares of our common stock from vested restricted stock awards as consideration for approximately $18.6 million in minimum statutory withholding obligations paid on their behalf. In 2018, our employees surrendered 26,307 shares of our common stock from vested restricted stock awards as consideration for approximately $6.3 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was authorized by our Board of Directors and publicly announced in August 2019.  This plan replaced our existing plan and has no expiration date. As of December 31, 2020, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 11 to the consolidated financial statements in Part II, Item 8 of this Form 10-K).

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

Contractual Obligations

    We have contractual obligations, at December 31, 2020, of approximately the amount set forth in the table below. This amount excludes inventory-related purchase orders for goods and services for current delivery and other open orders for purchases that support normal operations. The majority of our inventory purchase orders are blanket purchase orders that represent an estimated forecast of goods and services. We do not have a firm commitment liability on the blanket purchase orders. We have excluded from the table below pursuant to ASC 740-10-25 (formerly FIN 48), an interpretation of ASC 740-10 (formerly SFAS 109), a non-current income tax liability of $16.4 million due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities.

	(in thousands)
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	$58,274	$10,981	$9,956	$8,767	$8,279	$5,002	$15,289
Commitment fee on Credit Facility	423	228	195	—	—	—	—
Warehouse service agreements	12,026	5,426	3,363	3,117	120	—	—
	$70,723	$16,635	$13,514	$11,884	$8,399	$5,002	$15,289

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. In preparing our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments on a regular basis and apply our accounting policies on a consistent basis. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, accounts receivable, inventories, property, plant and equipment and related depreciation, and business combinations have the most potential impact on our consolidated financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.

Revenue recognition

    We recognize revenues when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. We offer certain volume-based rebates to our distribution customers, which we consider variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time and our historical experience with each customer to estimate the most likely rebate amount. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer. Chargebacks are the difference between prices we charge our distribution customers and contracted prices we have with the end customer which are processed as credits to our distribution customers. In estimating the expected value of chargeback amounts for use in determining the transaction price, we use information available at the time, including our historical experience. We also warrant products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available and our historical experience. Our revenues are recorded at the net sales price, which includes an estimate for variable consideration related to rebates, chargebacks and product returns.

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

Accounts receivable

    Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on an analysis of the age of the receivable, on specific past due accounts for which we consider collection to be doubtful and based on current receivables where known economic conditions specific to individual significant customers may indicate collection is doubtful. We rely on prior payment trends, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. We regularly review individual past due balances for collectability. Loss exposure is with international customers for whom normal payment terms are long in comparison to those of our other customers and with domestic distributors. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

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

    If our excess and obsolete reserve changed by 1% our cost of goods sold and gross margin would be impacted by $0.4 million with no meaningful impact to our gross margin percentage.

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

    Examples of critical estimates in valuing certain of the tangible and intangible assets we have acquired, and certain liabilities assumed include but are not limited to:

•Inventories - we used the comparative sales method, which estimates the selling price of finished goods and work-in-progress inventory, reduced by estimated costs expected to be incurred in selling the inventory and a profit on those costs. The fair value of inventory is recognized in our statements of operations as the inventory is sold. Based on internal forecasts and estimates of inventory turnover, acquisition date inventory is sold and recognized in cost of goods sold over an estimated period of six months after the acquisition date.

•Property, Plant and Equipment - the fair value estimate of acquired property, plant and equipment is determined based upon the nature of the asset using either the cost approach, the sales comparison approach or the income capitalization approach. The cost approach measures the value of an asset by estimating the cost to acquire or reproduce comparable assets. The sales comparison approach measures the value of an asset through an analysis of comparable property sales. The income approach values the asset based on its earnings potential. The fair value of land was estimated using a sales comparison approach. Land and building improvements were valued using the cost approach. Personal property assets, such as, leasehold improvements, tooling, laboratory equipment, furniture and fixtures, and equipment, computer hardware, computer software, dies and molds were all valued using the cost approach. Transportation equipment and major manufacturing and equipment were valued using the sales comparison method. Construction-in-progress assets were valued based on the cost approach less adjustments for the nature of the assets. The fair value of property, plant and equipment will be recognized in our statements of operations over the expected useful life of the individual depreciable assets.

•Identifiable Intangible Assets - The fair value of the significant acquired identifiable intangible assets generally is determined using varying methods under the income approach. This method starts with a forecast of all of the expected future net cash flows associated with the asset and then adjusts the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

•Earn-out Liability - The fair value of the earn-out liabilities were valued using a Monte Carlo simulation (see Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for details).

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

Forward Looking Statements

    Various portions of this Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and documents referenced herein, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we may identify them by using words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "will," "continue," "could," "may," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

◦future growth; future operating results and various elements of operating results, including future expenditures and effects with respect to sales and marketing and product development and acquisition efforts; future sales and unit volumes of products; expected increases and decreases in sales; deferred revenue; accruals for restructuring charges, future license, royalty and revenue share income; production costs; gross margins; litigation expense; future SG&A and R&D expenses; manufacturing expenses; future costs of expanding our business; income; losses; cash flow; amortization; source of funds for capital purchases and operations; future tax rates; alternative sources of capital or financing; changes in working capital items such as receivables and inventory; selling prices; and income taxes;

◦factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products, acquisition and integration of businesses and product lines, including the HIS business and Pursuit; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property, plant and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the U.S.; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

◦new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; the impact of our acquisition of the HIS business; growth of our Clave products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months;

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
•unexpected changes in our arrangements with our large customers;
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

Foreign Exchange Risk

We transact business globally in multiple currencies, some of which are considered volatile. Our international revenues and expenses and working capital positions denominated in these foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. As the receiver of foreign currencies we are adversely affected by the strengthening of the U.S. dollar relative to the foreign currency. We currently do not hedge our foreign currency exposures other than the Mexican Peso described below.

In our European operations, our net Euro asset position at December 31, 2020 was approximately €37.8 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the December 31, 2020 spot rate would impact our consolidated amounts on these balance sheet items by approximately $4.6 million, or 0.7% of these net assets.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Chargeback Reserve— Refer to Note 1 and Note 4 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue for product sales net of a reserve for estimated chargebacks. Chargebacks are the difference between prices the Company charges distribution customers and contracted prices the Company has with the end-customer which are processed as credits to the distribution customers.

Chargebacks are accounted for as variable consideration when determining the transaction price for purposes of recognizing revenue. The Company estimates and reserves for chargebacks as a reduction of revenue at the time of sale to its distribution customers using information available at that time, including historical experience. Accounts receivable as of December 31, 2020 of $124 million and total revenues for the year ended December 31, 2020 of $1,271 million are recorded net of estimated chargebacks.

Given the subjectivity and complexity of evaluating management’s assumptions used in the determination of the chargeback reserve, including the chargeback amounts related to monthly sales to distribution customers and the time to settle chargeback obligations, auditing the chargeback reserve requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the chargeback reserve included the following, among others:

•We tested the effectiveness of controls related to:

◦Management’s assessment of assumptions related to estimating the provision for chargeback reserves.

◦The provisioning, processing and monitoring of chargeback transactions.

◦The reconciliation of chargeback reserves.

•We tested chargeback estimates for purposes of determining whether revenues recognized at the time of sale were recorded in the proper period.

•We evaluated the methods and assumptions used by management to estimate the chargeback reserve by:

◦Analyzing trends in the chargeback provision as a percent of revenues and the chargeback reserve as a percent of revenues.

◦Testing the underlying data, including historical sales to distribution customers and chargeback settlements with distribution customers, that are utilized as the basis for the chargeback reserve, to test whether the inputs to the estimate were reasonable.

◦Developing an expectation of the chargeback reserve based on monthly sales to distribution customers, historical experience, and the time to settle chargeback obligations, and comparing our expectation to the amount recorded by management.

◦Performing retrospective reviews comparing management’s estimates of expected chargeback reserves to actual amounts incurred subsequent to the dates of estimation, to assess management’s ability to reasonably estimate these obligations and to identify potential bias in management’s assessment of the reserve.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 26, 2021

We have served as the Company's auditor since 2008

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$396,097	$268,670
Short-term investment securities	14,687	23,967
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	410,784	292,637
Accounts receivable, net of allowance for doubtful accounts of $21,490 and $20,219 at December 31, 2020 and 2019, respectively	124,093	202,219
Inventories	314,928	337,640
Prepaid income taxes	29,480	15,720
Prepaid expenses and other current assets	41,492	33,981
TOTAL CURRENT ASSETS	920,777	882,197

PROPERTY, PLANT AND EQUIPMENT, net	466,628	456,085
OPERATING LEASE RIGHT-OF-USE ASSETS	46,571	34,465
LONG-TERM INVESTMENT SECURITIES	12,974	—
GOODWILL	33,001	31,245
INTANGIBLE ASSETS, net	197,231	211,408
DEFERRED INCOME TAXES	31,034	27,998
OTHER ASSETS	55,475	48,984
TOTAL ASSETS	$1,763,691	$1,692,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,864	$128,629
Accrued liabilities	97,021	117,776
Income tax payable	303	2,063
Contingent earn-out liability	26,300	—
TOTAL CURRENT LIABILITIES	195,488	248,468

CONTINGENT EARN-OUT LIABILITY	—	17,300
OTHER LONG-TERM LIABILITIES	47,835	32,820
DEFERRED INCOME TAXES	1,663	2,091
INCOME TAX LIABILITY	16,440	14,459
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value — Authorized—80,000 shares; Issued and outstanding — 21,058 shares at December 31, 2020 and issued 20,743 at December 31, 2019 and outstanding — 20,742 shares at December 31, 2019	2,106	2,074
Additional paid-in capital	693,068	668,947
Treasury stock, at cost (209 and 850 shares, respectively)	(39)	(157)
Retained earnings	808,652	721,782
Accumulated other comprehensive loss	(1,522)	(15,402)
TOTAL STOCKHOLDERS' EQUITY	1,502,265	1,377,244
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,763,691	$1,692,382
The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
TOTAL REVENUES	$1,271,004	$1,266,208	$1,400,040
COST OF GOODS SOLD	809,507	794,344	830,012
GROSS PROFIT	461,497	471,864	570,028
OPERATING EXPENSES:
Selling, general and administrative	283,953	276,982	320,002
Research and development	42,948	48,611	52,867
Restructuring, strategic transaction and integration expense	28,409	80,574	105,390
Change in fair value of contingent earn-out	9,000	(47,400)	20,400
Contract settlement	(975)	5,737	41,613
TOTAL OPERATING EXPENSES	363,335	364,504	540,272
INCOME FROM OPERATIONS	98,162	107,360	29,756
INTEREST EXPENSE	(1,753)	(549)	(709)
OTHER INCOME (EXPENSE), NET	1,085	7,896	(6,673)
INCOME BEFORE INCOME TAXES	97,494	114,707	22,374
(PROVISION) BENEFIT FOR INCOME TAXES	(10,624)	(13,672)	6,419
NET INCOME	$86,870	$101,035	$28,793
NET INCOME PER SHARE
Basic	$4.16	$4.90	$1.41
Diluted	$4.02	$4.69	$1.33
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	20,907	20,629	20,394
Diluted	21,591	21,545	21,601

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended December 31,
	2020	2019	2018
Net income	$86,870	$101,035	$28,793
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $285, $392 and $317 for the years ended December 31, 2020, 2019 and 2018, respectively	904	1,242	1,003
Foreign currency translation adjustment, net of tax of $0 for all periods	12,929	372	(3,104)
Other adjustments, net of tax of $0 for all periods	47	(71)	115
Other comprehensive income (loss), net of tax	13,880	1,543	(1,986)
Comprehensive income	$100,750	$102,578	$26,807

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive (Loss) Income	Total
Balance, January 1, 2018	20,210	$2,021	$625,568	$—	$585,624	$(14,959)	$1,198,254
Cumulative effect of accounting change	—	—	—	—	6,330	—	6,330
Issuance of restricted stock and exercise of stock options	307	28	8,090	6,157	—	—	14,275
Tax withholding payments related to net share settlement of equity awards	(26)	—	—	(6,252)	—	—	(6,252)
Stock compensation	—	—	24,241	—	—	—	24,241
Other comprehensive loss, net of tax	—	—	—	—	—	(1,986)	(1,986)
Net income	—	—	—	—	28,793	—	28,793
Balance, December 31, 2018	20,491	2,049	657,899	(95)	620,747	(16,945)	1,263,655
Issuance of restricted stock and exercise of stock options	331	25	(10,870)	18,577	—	—	7,732
Tax withholding payments related to net share settlement of equity awards	(80)	—	—	(18,639)	—	—	(18,639)
Stock compensation	—	—	21,918	—	—	—	21,918
Other comprehensive income, net of tax	—	—	—	—	—	1,543	1,543
Net income	—	—	—	—	101,035	—	101,035
Balance, December 31, 2019	20,742	2,074	668,947	(157)	721,782	(15,402)	1,377,244
Issuance of restricted stock and exercise of stock options	383	32	167	12,994	—	—	13,193
Tax withholding payments related to net share settlement of equity awards	(67)	—	—	(12,876)	—	—	(12,876)
Stock compensation	—	—	23,954	—	—	—	23,954
Other comprehensive income, net of tax	—	—	—	—	—	13,880	13,880
Net income	—	—	—	—	86,870	—	86,870
Balance, December 31, 2020	21,058	$2,106	$693,068	$(39)	$808,652	$(1,522)	$1,502,265

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,870	$101,035	$28,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,631	76,916	74,735
Amortization of right-of-use assets	9,216	8,294	—
Provision for doubtful accounts	7,137	14,882	781
Provision for warranty and returns	(1,576)	(134)	5,353
Stock compensation	23,954	21,918	24,241
(Gain) loss on disposal or write-off of property, plant and equipment	(1,789)	12,872	8,867
Contract settlement	—	—	12,696
Write-off of acquired intangibles	—	—	5,000
Bond premium amortization	231	135	342
Debt issuance cost amortization	288	288	288
Impairment of assets held-for-sale	—	—	269
Change in fair value of contingent earn-out	9,000	(47,400)	20,400
Product-related charges	2,626	—	—
Usage of spare parts	11,191	24,301	7,310
Other	6,939	447	3,856
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	78,049	(23,684)	(76,742)
Inventories	19,196	(24,997)	(21,770)
Prepaid expenses and other assets	(4,311)	8,588	3,719
Related-party receivables	—	—	97,443
Other assets	(16,069)	(29,837)	(9,086)
Accounts payable	(46,415)	(2,697)	23,270
Accrued liabilities	(29,379)	(43,689)	(29,553)
Income taxes, including excess tax benefits and deferred income taxes	(18,037)	4,680	(19,997)
Net cash provided by operating activities	222,752	101,918	160,215
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(92,005)	(97,312)	(92,720)
Proceeds from sale of assets	6,176	33	765
Proceeds from the disposal of assets held-for-sale, net	—	—	13,000
Intangible asset additions	(8,385)	(8,728)	(8,059)
Business acquisitions, net of cash acquired	—	(76,133)	(1,300)
Purchases of investment securities	(32,825)	(26,040)	(30,496)
Proceeds from sale of investment securities	28,900	41,292	15,440
Net cash used in investing activities	(98,139)	(166,888)	(103,370)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	150,000	—	—
Repayment of short-term debt	(150,000)	—	—
Proceeds from exercise of stock options	13,193	7,732	14,275
Payments on finance leases	(357)	—	—
Tax withholding payments related to net share settlement of equity awards	(12,876)	(18,639)	(6,252)
Net cash (used in) provided by financing activities	(40)	(10,907)	8,023
Effect of exchange rate changes on cash	2,854	(234)	(10,159)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,427	(76,111)	54,709
CASH AND CASH EQUIVALENTS, beginning of period	268,670	344,781	290,072
CASH AND CASH EQUIVALENTS, end of period	$396,097	$268,670	$344,781

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$31,628	$9,675	$12,598
Cash paid during the year for interest	$1,753	$549	$709

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for property, plant and equipment	$2,211	$13,912	$26,522

Detail of assets acquired and liabilities assumed in acquisitions:
Fair value of assets acquired		$91,019
Cash paid for acquisitions, net of cash acquired		(76,133)
Contingent consideration		(17,300)
Goodwill, acquired during period		20,026
Liabilities assumed/Adjustments to liabilities assumed		$(17,612)

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

ICU Medical, Inc. ("ICU" or "we"), a Delaware corporation, operates in one business segment engaged in the development, manufacturing and sale of innovative medical devices used in infusion therapy, and critical care applications. We are one of the world's leading pure-play infusion therapy companies with a wide-ranging product portfolio that includes IV solutions, IV smart pumps with pain management and safety software technology, dedicated and non-dedicated IV sets and needlefree connectors designed to help meet clinical, safety and workflow goals. We sell the majority of our products through our direct sales force and through independent distributors throughout the U. S. and internationally. Additionally, we sell our products on an original equipment manufacturer basis to other medical device manufacturers. The manufacturing for all product groups occurs in Salt Lake City, Utah, Austin, Texas, Mexico and Costa Rica.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method.  Inventory costs include material, labor and overhead related to the manufacturing of our products.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories consist of the following at December 31 (in thousands):

	As of December 31,
	2020	2019
Raw materials	$126,499	$119,709
Work in process	33,053	39,515
Finished goods	155,376	178,416
Total	$314,928	$337,640

Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31 (in thousands):

	As of December 31,
	2020	2019
Machinery and equipment	$291,331	$219,057
Land, building and building improvements	241,199	230,454
Molds	60,381	60,155
Computer equipment and software	98,311	83,217
Furniture and fixtures	7,767	7,498
Instruments placed with customers[1]	90,383	74,434
Construction in progress	53,724	101,425
Total property, plant and equipment, cost	843,096	776,240
Accumulated depreciation	(376,468)	(320,155)
Property, plant and equipment, net	$466,628	$456,085
______________________________
1 Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

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

We capitalize expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred. The costs and related accumulated depreciation applicable to property, plant and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of operations at the time of disposal. Depreciation expense was $62.4 million, $59.3 million and $58.1 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Goodwill

    We test goodwill for impairment on an annual basis in the month of November.  If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no accumulated impairment losses as of December 31, 2020, 2019 and 2018.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table presents the changes in the carrying amount of our goodwill for 2020, 2019 and 2018 (in thousands):

Total
Balance as of January 1, 2018	$12,357
Goodwill acquired(1)	1,300
Other(2)	(2,462)
Balance as of December 31, 2018	11,195
Goodwill acquired(3)	20,026
Other	24
Balance as of December 31, 2019	31,245
Other(4)	1,756
Balance as of December 31, 2020	$33,001
  ______________________________
(1) In 2018, we acquired the consulting arm of a small software company, which resulted in $1.3 million of goodwill.

(2) In 2018, "Other" relates to a $1.9 million measurement period adjustment on our Medical Australia Limited acquisition and foreign currency translation.

(3) In 2019, we acquired Pursuit Vascular, Inc. ("Pursuit"), which resulted in $19.1 million of goodwill. We also acquired a small foreign distributor, which resulted in $0.9 million of goodwill.

(4) In 2020, "Other" relates to a $1.3 million measurement period adjustment to deferred taxes related to the Pursuit acquisition and foreign currency translation.

Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted Average Amortization Life in Years	December 31, 2020
		Cost	Accumulated Amortization	Net
Patents	10	$24,797	$15,056	$9,741
Customer contracts	12	10,365	5,852	4,513
Non-contractual customer relationships	9	58,061	26,711	31,350
Trademarks	4	425	425	—
Trade name	15	18,270	3,500	14,770
Developed technology	13	152,893	36,927	115,966
Non-compete	3	2,500	972	1,528
Total amortized intangible assets		$267,311	$89,443	$177,868

Internally developed software*		$19,363		$19,363

Total intangible assets		$286,674	$89,443	$197,231
 ____________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	December 31, 2019
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$22,322	$13,519	$8,803
Customer contracts	12	10,122	5,506	4,616
Non-contractual customer relationships	9	57,296	19,787	37,509
Trademarks	4	425	425	—
Trade name	15	18,256	2,254	16,002
Developed technology	13	152,354	24,228	128,126
Non-compete	3	$2,500	$139	$2,361
Total		$263,275	$65,858	$197,417

Internally developed software*		$13,991		$13,991

Total intangible assets		$277,266	$65,858	$211,408
 ____________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Amortization expense in 2020, 2019 and 2018 was $23.2 million, $17.7 million and $16.6 million, respectively.

As of December 31, 2020 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

2021	$23,563
2022	22,747
2023	21,724
2024	21,635
2025	17,095
Thereafter	71,104
Total	$177,868

    Our intangible assets that are not subject to amortization are reviewed annually for impairment or more often if there are indications of possible impairment. We perform our annual intangible assets impairment test in November of each year. We did not have any intangible asset impairments in 2020, 2019 or 2018.

Long-Lived Assets

    We periodically evaluate the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk. We did not have any long-lived asset impairments in 2020, 2019 or 2018.

Investment Securities

Short-term investments, exclusive of cash equivalents, are marketable securities intended to be sold within one year and may include trading securities, available-for-sale securities, and held-to-maturity securities (if maturing within one year at

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the time of acquisition). Long-term investments are marketable securities intended to be sold after one year and may include trading securities, available-for-sale securities, and held-to-maturity securities.

Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Our investments currently consist of corporate bonds. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, management also evaluates whether we have the intent to sell or will likely be required to sell before its anticipated recovery. Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses on the disposal of investments. Our investments mature in 2021 and 2022. All short-term investment securities are all callable within one year.

Our investment securities consist of the following (in thousands):

	As of December 31, 2020
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,687	$—	$14,687
Long-term corporate bonds	12,974	—	12,974
Total investment securities	$27,661	$—	$27,661

	As of December 31, 2019
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$23,967	$—	$23,967

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

Foreign Currency

    Generally, the functional currency of our international subsidiaries is the local currency. Generally, we translate the financial statements of these subsidiaries to U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates during the year. Certain of our international subsidiaries consolidate first with another subsidiary that utilizes a functional currency other than U.S. dollars. In those cases, we follow a step by step translation process utilizing the same sequence as the consolidation process. Translation adjustments are recorded as a component of accumulated other comprehensive (loss) income, a separate component of stockholders' equity on our consolidated balance sheets and the effect of exchange rate changes on cash and cash equivalents are reflected on our consolidated statements of cash flows. Gains and losses for transactions denominated in a currency other than the functional

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currency of the entity are included in our statements of operations in other income (expense), net. Foreign currency transaction losses (gains), net were $7.2 million in 2020, $(0.7) million in 2019 and $7.9 million in 2018.

Revenue Recognition
     We recognize revenues when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. We offer certain volume-based rebates to our distribution customers, which we consider variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time and our historical experience with each customer to estimate the most likely rebate amount. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer. Chargebacks are the difference between prices we charge our distribution customers and contracted prices we have with the end customer which are processed as credits to our distribution customers. In estimating the expected value of chargeback amounts for use in determining the transaction price, we use information available at the time, including our historical experience. We also warrant products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available and our historical experience. Our revenues are recorded at the net sales price, which includes an estimate for variable consideration related to rebates, chargebacks and product returns.

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

Advertising Expenses

    Advertising expenses are expensed as incurred and reflected in selling, general and administrative expenses in our consolidated statements of operations and were $0.2 million in 2020, $0.1 million in 2019 and $0.6 million in 2018.

Post-retirement and Post-employment Benefits

We sponsor a Section 401(k) retirement plan ("plan") for employees. Our contributions to our 401(k) plan were approximately $10.7 million in 2020, $11.4 million in 2019 and $11.4 million in 2018. We also have post-retirement and post-employment obligations related to employees located in certain international countries. These obligations are immaterial to our financial statements taken as a whole.

Research and Development

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of our research and development costs are expensed as incurred. In certain circumstances when an asset will have an alternative future use we capitalize the costs related to those assets. Research and development costs include salaries and related benefits, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock are not included in the treasury stock method calculation. Restricted stock units that are anti-dilutive are not included in the treasury stock method. There were 12,083, 10,760 and 5,300 anti-dilutive shares in 2020, 2019 and 2018, respectively.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands except per share data):

	Year ended December 31, (in thousands, except per share data)
	2020	2019	2018
Net income	$86,870	$101,035	$28,793
Weighted average number of common shares outstanding (basic)	20,907	20,629	20,394
Dilutive securities	684	916	1,207
Weighted average common and common equivalent shares outstanding (diluted)	21,591	21,545	21,601
EPS - basic	$4.16	$4.90	$1.41
EPS - diluted	$4.02	$4.69	$1.33

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends the FASB's guidance on the impairment of financial instruments by requiring timelier recording of credit losses on loans and other financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses. The ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses and in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses to (Topic 326)- Targeted Transition Relief. ASU 2019-04 clarifies and corrects certain areas of the Codification and ASU 2019-05 provides entities with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The amendments in these updates are effective for fiscal years beginning after December 15, 2019. The updated guidance requires a modified retrospective adoption. We adopted this ASU effective January 1, 2020. This ASU did not have a material impact on our consolidated financial statements or related disclosures.

    Recently Issued Accounting Standards

    In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden for reference rate reform on financial reporting. Due to concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. Optional expedients may be applied to contracts that are modified as a result of the reference rate reform. Modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. Modifications of contracts within the scope of ASC 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (incremental borrowing rate). Exceptions to Topic 815, Derivatives and Hedging, results in not having a dedesignation of a hedging relationship if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The impact of this ASU on our contracts has not been material.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Final Purchase Price

    The following table summarizes the final purchase price and the final allocation of the purchase price related to the assets and liabilities purchased (in thousands):

Cash consideration for acquired assets, net	$71,533
Fair value of contingent consideration	17,300
Total Consideration	$88,833

Final Purchase Price Allocation:
Trade receivables	$973
Inventories	2,464
Prepaid expenses and other current assets	74
Property, plant and equipment	609
Intangible assets(1)	82,300
Accounts payable	(215)
Accrued liabilities	(2,065)
Total identifiable net assets acquired	$84,140
Goodwill - not tax deductible	20,462
Deferred tax liability	(15,769)
Purchase Consideration	$88,833
____________________________________________
(1) Identifiable intangible assets included $69.0 million of developed technology, $10.8 million of trade name and $2.5 million of non-compete agreement. The weighted amortization period for the total identifiable intangible assets is approximately fifteen years for developed technology, and trade name the weighted amortization period is fifteen years, and for the non-compete agreement the weighted amortization period is three years.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. RESTRUCTURING, STRATEGIC TRANSACTION AND INTEGRATION

    Restructuring, strategic transaction and integration expenses were $28.4 million, $80.6 million and $105.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Restructuring

    Restructuring charges were $7.9 million, $8.4 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in the above restructuring, strategic transaction and integration expenses in our consolidated statement of operations.

In 2020, restructuring charges were primarily related to severance and costs related to office and other facility closures.

    In 2019, restructuring charges were primarily related to severance and facility closure costs. These charges were primarily related to a one-time charge to move our U.S. pump service depot to our existing Salt Lake City facility and other plant restructuring.

    In 2018, we incurred restructuring charges related our 2017 acquisition of Hospira Infusion Systems ("HIS"). The restructuring charges were incurred as a result of integrating the acquired operations into our business and include severance costs related to involuntary employee terminations and facility exit costs related to the closure of the Dominican Republic manufacturing facilities acquired from Pfizer.

    In 2015, we incurred restructuring charges related to an agreement with Dr. Lopez, a member of our Board of Directors and a former employee in our research and development department, pursuant to which we bought out Dr. Lopez's right to employment under his then-existing employment agreement, the buy-out, including payroll taxes, were paid in equal monthly installments until December 2020. This has been fully paid as of December 31, 2020.

    The following table summarizes the activity for the restructuring-related charges discussed above and related accrual (in thousands):

	Accrued Balance January 1, 2019	Charges incurred	Payments	Accrued Balance December 31, 2019	Charges incurred	Payments	Currency Translation	Accrued Balance December 31, 2020
Severance pay and benefits	$677	$5,634	$(2,433)	$3,878	$4,288	$(6,331)	$23	$1,858
Employment agreement buyout	739	—	(279)	460	—	(460)	—	—
Retention and facility closure expenses	—	2,741	(1,530)	1,211	3,641	(3,570)	281	1,563
	$1,416	$8,375	$(4,242)	$5,549	$7,929	$(10,361)	$304	$3,421

Strategic Transaction and Integration Expenses

    During the years ended December 31, 2020, 2019 and 2018, we incurred $20.5 million, $72.2 million and $100.9 million, respectively, in strategic transaction and integration expenses, which are included in restructuring, strategic transaction and integration expenses in our consolidated statement of operations. The integration expenses during 2020 were related to the integration of HIS and included expenses for the migration of IT systems at our Austin facility. The strategic transaction and integration expenses during 2019 were primarily related to HIS, included a one-time strategic supply chain restructuring charge of $22.1 million, which reduced our contracted commitments to our third party manufacturer and charges related to our Pfizer separation costs, which included a $12.7 million non-cash write-off of related assets. In 2018, our integration expenses were also primarily related to HIS. During 2018, in connection with the sale of the 2.5 million of the shares Pfizer held in our common stock, we incurred a one-time fee payable to Pfizer in the amount of $8.0 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: REVENUE

Revenue Recognition

    Our primary product lines are Infusion Consumables, Infusion Systems, IV Solutions and Critical Care. The vast majority of our sales of these products are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment. Our software licenses and renewals are considered to be transferred to a customer at a point in time therefore revenue is recognized at the start of the license term.

    Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We offer certain volume-based rebates to our distribution customers, which we record as variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time and our historical experience with each customer to estimate the most likely rebate amount. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer. We use information available at the time, including our historical experience to estimate the expected value in recording provisions for chargebacks.

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

    The most significant judgments related to these arrangements include:

•Identifying the various performance obligations of these arrangements.
•Estimating the relative standalone selling price of each performance obligation, typically using directly observable method or calculated on a cost plus margin basis method.

Revenue disaggregated

    The following table represents our revenues disaggregated by product line (in thousands) and our disaggregated product line revenue as a percentage of total revenue:

	Year ended December 31,
	2020		2019		2018
Product line	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Infusion Consumables	$473,740	37%	$477,611	37%	$483,039	35%
Infusion Systems	359,691	28%	328,282	26%	355,484	25%
IV Solutions	388,971	31%	414,971	33%	507,985	36%
Critical Care	48,602	4%	45,344	4%	53,532	4%
Total Revenues	$1,271,004	100%	$1,266,208	100%	$1,400,040	100%

    We report revenue on a "where sold" basis, which reflects the revenue within the country or region in which the ultimate sale is made to our external customer.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table represents our revenues disaggregated by geography (in thousands):

	Year ended December 31,
Geography	2020	2019	2018
Europe, the Middle East and Africa	$132,763	$130,530	$134,363
Other Foreign	227,614	212,336	210,996
Total Foreign	360,377	342,866	345,359
United States	910,627	923,342	1,054,681
Total Revenues	$1,271,004	$1,266,208	$1,400,040

Domestic sales accounted for 72%, 73% and 75% of total revenue in 2020, 2019 and 2018, respectively. International sales accounted for 28%, 27% and 25% of total revenue in 2020, 2019 and 2018, respectively.

Contract balances

    Our contract balances (deferred revenue) are recorded in accrued liabilities and other long-term liabilities in our consolidated balance sheet (see Note 10, Accrued Liabilities and Other Long-term liabilities). The following table presents our changes in the contract balances for the years ended December 31, 2020 and 2019, (in thousands):

Contract Liabilities
Beginning balance, January 1, 2019	$(4,282)
Equipment revenue recognized	8,807
Equipment revenue deferred due to implementation	(8,794)
Software revenue recognized	3,953
Software revenue deferred due to implementation	(4,539)
Ending balance, December 31, 2019	$(4,855)
Equipment revenue recognized	14,408
Equipment revenue deferred due to implementation	(14,341)
Software revenue recognized	5,721
Software revenue deferred due to implementation	(7,363)
Ending balance, December 31, 2020	$(6,430)

    During 2020, we recognized $4.7 million in revenue that was included in the opening contract balances for the year ended December 31, 2019. As of December 31, 2020, revenue from remaining performance obligations related to implementation of software and equipment is $4.8 million. We expect to recognize substantially all of this revenue within the next three to six months. Revenue from remaining performance obligations related to annual software licenses is $1.7 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leases

    We determine if an arrangement is a lease at inception. Our operating leases with a term greater than one year are included in operating lease ROU assets and our financing lease assets are included in other assets. Our lease liabilities are included in accrued liabilities, and other long-term liabilities on our consolidated balance sheets.

    Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term based on the information available at commencement date. The lease ROU asset excludes initial direct costs incurred. Our lease terms include options to extend when it is reasonably certain that we will exercise that option. All of our operating leases have stated lease payments, which may include fixed rental increases. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

    We have operating leases for corporate, R&D and sales and support offices, a distribution facility, device service centers, and certain equipment. Our leases have original lease terms of one year to fifteen years, some of which include options to extend the leases for up to an additional five years. For all of our leases, we do not include optional periods of extension in our current lease terms for the exercise of options to extend is not reasonably certain.

    The following table presents the components of our lease cost (in thousands):

	Year ended December 31,
	2020	2019
Operating lease cost	$11,284	$10,011
Finance lease cost - interest	91	—
Finance lease cost - amortization of ROU asset	383	—
Short-term lease cost	263	322
Total lease cost	$12,021	$10,333

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table presents the supplemental cash flow information related to our leases (in thousands):

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,185	$10,344
Operating cash flows from finance leases	$91	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,847	$3,230
Finance leases	$3,062	$—

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$46,571	$34,465

Accrued liabilities	$8,740	$7,362
Other long-term liabilities	41,019	28,896
Total operating lease liabilities	$49,759	$36,258

Weighted Average Remaining Lease Term
Operating leases	6.7 years	6 years

Weighted Average Discount Rate
Operating leases	5.02%	5.57%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

As of December 31,
2020
Finance leases
Finance lease right-of-use assets	$2,915

Accrued liabilities	$554
Other long-term liabilities	2,388
Total finance lease liabilities	$2,942

Weighted Average Remaining Lease Term
Finance leases	6.4 years

Weighted Average Discount Rate
Finance leases	4.27%

    As of December 31, 2020, the maturities of our lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
2021	$10,981	$666
2022	9,956	666
2023	8,767	666
2024	8,279	338
2025	5,002	207
Thereafter	15,289	805
Total Lease Payments	58,274	3,348
Less imputed interest	(8,515)	(406)
Total	$49,759	$2,942

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. SHARE BASED AWARDS

We have a stock incentive plan for employees and directors and an employee stock purchase plan.  Shares to be issued under these plans will be issued either from authorized but unissued shares or from treasury shares.

We incur stock compensation expense for stock options, restricted stock units ("RSU"), performance restricted stock units ("PRSU") and in years prior to 2018 stock purchased under our employee stock purchase plan ("ESPP"), which was suspended in 2017. We receive a tax benefit on stock compensation expense and direct tax benefits from the exercise of stock options and vesting of restricted stock units. We also have indirect tax benefits upon exercise of stock options and vesting of restricted stock units related to research and development tax credits which are recorded as a reduction of income tax expense.

The table below summarizes compensation costs and related tax benefits (in thousands):

	Year ended December 31,
(In thousands)	2020	2019	2018
Stock compensation expense	$23,954	$21,918	$24,241
Tax benefit from stock-based compensation cost	$5,564	$4,840	$5,706
Indirect tax benefit	$1,203	$680	$2,199

As of December 31, 2020, we had $26.3 million of unamortized stock compensation cost which we will recognize as an expense over a weighted-average period of approximately 0.9 years.
Stock Incentive and Stock Option Plans

Our 2011 Stock Incentive Plan ("2011 Plan") replaced our 2003 Stock Option Plan (“2003 Plan”). Our 2011 Plan initially had 650,000 shares available for issuance, plus the remaining available shares for grant from the 2003 Plan and any shares that were forfeited, terminated or expired that would have otherwise returned to the 2003 Plan. In 2012, 2014 and 2017, our stockholders approved amendments to the 2011 plan that increased the shares available for issuance by 3,275,000, bringing the initial shares available for issuance to 3,925,000, plus the remaining 248,700 shares that remained available for grant from the 2003 Plan. As of December 31, 2020, the 2011 Plan has 4,188,300 shares of common stock reserved for issuance to employees, which includes 263,300 shares that transferred from the 2003 Plan. Shares issued as options or stock appreciation rights ("SARs") are charged against the 2011 Plan's share reserve as one share for one share issued. Shares subject to awards other than options and SARs are charged against the 2011 Plan's share reserve as 2.09 shares for 1 share issued. Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2011 Plan may be “non-statutory stock options” which expire no more than ten years from date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended.

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

The table below summarizes the total time-based stock options granted, total valuation and the weighted average assumptions (dollars in thousands, except per option amounts):

	Year ended December 31,
	2020	2019	2018
Number of time-based options granted	7,190	6,265	5,815
Grant date fair value of options granted (in thousands)	$425	$424	$425
Weighted average assumptions for stock option valuation:
Expected term (years)	5.5	5.5	5.5
Expected stock price volatility	35.0%	28.0%	24.0%
Risk-free interest rate	0.4%	2.2%	2.3%
Expected dividend yield	—%	—%	—%
Weighted average grant price per option	$181.99	$225.27	$269.80
Weighted average grant date fair value per option	$59.09	$67.73	$73.14

    A summary of our stock option activity as of and for the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,047,854	$66.08
Granted	7,190	$181.99
Exercised	(237,244)	$55.60
Forfeited or expired	—	$—
Outstanding at December 31, 2020	817,800	$70.13	3.3	$118,444
Exercisable at December 31, 2020	810,616	$69.14	3.3	$118,210
Vested and expected to vest, December 31, 2020	817,800	$70.13	3.3	$118,444

    The intrinsic values for options exercisable, outstanding and vested or expected to vest at December 31, 2020 is based on our closing stock price of $214.49 at December 31, 2020 and are before applicable taxes.

    The following table presents information regarding stock option activity:

	Year ended December 31,
(In thousands)	2020	2019	2018
Intrinsic value of options exercised	$32,915	$22,976	$51,105
Cash received from exercise of stock options	$13,193	$7,732	$14,275
Tax benefit from stock option exercises	$5,179	$9,653	$12,617

Stock Awards

In 2020, we granted PRSUs to our executive officers. For the executive officers other than the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and the Chief Operations Officer ("COO"), the PRSUs will vest subject to a three-year time vesting and further subject to a determination by the Compensation Committee that the officers have met their individual performance goals for the applicable years. For the CEO, CFO and the COO, the performance shares will cliff-vest

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ending on March 6, 2023 and further be subject to the achievement of minimum three-year cumulative revenue and EPS targets, which when reviewed against a predetermined vesting matrix could result in 0% to 250% of the awarded units that could vest.

    In 2019, we granted PRSUs to our executive officers. For the executive officers other than the CEO and the COO, the PRSUs will vest subject to a three-year time vesting and further subject to a determination by the Compensation Committee that the officers have met their individual performance goals for the applicable years. For the CEO and the COO, the performance shares will cliff-vest ending on March 6, 2022 and further subject to the achievement of a minimum Cumulative Adjusted EBITDA. If for the three year period ending on December 31, 2021 the Cumulative Adjusted EBITDA has a growth of at least 6% to 8%, 50% of the awarded units will vest. If on the vesting date the Cumulative Adjusted EBITDA has a growth of between 8% to 10%, 100% of the awarded units will vest. If on the vesting date the Cumulative Adjusted EBITDA has a growth of over 10%, 200% of the awarded units will vest. In 2019, we also granted PRSUs to one of our non-executive employees. These PRSUs will vest at the end of a three-year period ending on March 31, 2022, if certain minimum performance goals are met.

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

Restricted stock units are granted annually to our Board of Directors and vest on the first anniversary of the grant date, or the date of our annual meeting, whichever occurs first.

In 2020, 2019 and 2018, we granted RSUs to certain employees that vest ratably on the anniversary of the grant over three years. We recognize forfeitures as they occur.

The grant date fair market value of our PRSUs and RSUs is determined by our stock price on the grant date.

The table below summarizes our restricted stock award activity (dollars in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
(In thousands except shares and per share amounts)	2020	2019	2018
PRSU
Shares granted	38,633	37,657	30,348
Shares earned (a)	80,654	114,032	—
Grant date fair value per share	$188.34	$231.63	$248.65
Grant date fair value	$7,276	$8,723	$7,546
Intrinsic value vested	$15,627	$26,445	$—

RSU
Shares granted	87,830	61,856	63,094
Grant date fair value per share	$188.13	$227.42	$252.42
Grant date fair value	$16,523	$14,067	$15,926
Intrinsic value vested	$12,314	$16,753	$17,086
___________________________
(a) PRSU shares earned in 2019 were related to performance awards granted to executives in 2016 and 2018 and PRSU shares earned in 2020 were related to performance awards granted to executives in 2017, 2018, and 2019.

The table below provides a summary of our PRSU and RSU activity as of and for the year ended December 31, 2020:

	Number of Units	Grant Date Fair Value Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Non-vested at December 31, 2019	232,527	$205.82
Change in units due to performance expectations (a)	15,454	$238.66
Granted	126,463	$188.19
Vested	(145,820)	$187.97
Forfeited	(7,864)	$207.02
Non-vested and expected to vest at December 31, 2020	220,760	$209.77	1.0	$47,351
___________________________
(a) Relates to 2018 CEO and COO PRSUs granted and 2019 and 2020 PRSUs granted to a non-executive employee, assumes attainment of an increased payout rate based on performance expectations.

ESPP

We have an ESPP under which U.S. employees may purchase up to $25,000 annually of common stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of common stock reserved for issuance under the ESPP, which is subject to an annual increase of the least of 300,000 shares, two percent of the shares outstanding or such a number as determined by the Board. To date, there have been no increases. As of December 31, 2020, there were 133,487 shares available for future issuance. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We suspended our ESPP in 2017.

NOTE 7. DERIVATIVES AND HEDGING ACTIVITIES

    Hedge Accounting and Hedging Program

     The purpose of our cash flow hedging program is to manage the foreign currency exchange rate risk on forecasted expenses denominated in currencies other than the functional currency of the operating unit. We do not issue derivatives for trading or speculative purposes.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We began hedging a portion of our Mexico forecasted expenses denominated in Pesos ("MXN") in May 2017 by entering into a two-year cross-currency par forward contract. The term of this currency forward contract was May 1, 2017 to May 1, 2019. The derivative instrument had a fixed forward rate of 20.01 MXN/USD over the term of the two-year contract.

    In January 2018, we entered into a six-month cross-currency par forward contract. The term of this six-month contract was May 1, 2019 to November 1, 2019. The derivative instrument had a fixed forward rate of 20.43 MXN/USD over the term of the six-month contract.

    In November 2018, we entered into a one-year cross-currency par forward contract. The term of the one-year hedge was November 1, 2019 to November 3, 2020. The derivative instrument matured in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

In March 2020, we entered into a one-year cross-currency par forward contract. The total notional amount of this outstanding derivative as of December 31, 2020 was approximately 436.8 million MXN. The term of the one-year contract is November 3, 2020 to December 1, 2021. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

    The following table presents the fair values of our derivative instruments included within the Consolidated Balance Sheets (in thousands):

	Derivatives
		As of December 31,
	Consolidated Balance Sheet Location	2020	2019
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:	Prepaid expenses and other current assets	$3,555	$2,366
Total derivatives designated as cash flow hedging instruments		$3,555	$2,366

    The following table presents the amounts affecting the Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Location of Gain in the Consolidated Statements of Operations	2020	2019	2018
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$790	$916	$743

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized the following gains on our foreign exchange contract designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives			Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Year Ended December 31,				Year Ended December 31,
	2020	2019	2018	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2020	2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$1,980	$2,550	$2,063	Cost of goods sold	$790	$916	$743
Total derivatives designated as cash flow hedging instruments	$1,980	$2,550	$2,063		$790	$916	$743

    As of December 31, 2020, we expect approximately $3.6 million of the deferred gain on the outstanding derivatives in accumulated other comprehensive (loss) income to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent earn-out liabilities

    In 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer was entitled to receive between $191.3 million and $225.0 million in additional cash consideration based on the achievement of certain performance targets for the combined company for the three years ending December 31, 2019. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. The initial value assigned to the contingent consideration was a result of forecasted product demand of our HIS business. At each reporting date subsequent to the acquisition we remeasured the earn-out using the same methodology above and recognized any changes in value. As of December 31, 2019, we determined that we did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. As of the date of this filing, Pfizer has disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met. We expect the dispute will be resolved by binding arbitration unless both parties are able to come to an agreement on this issue, that will likely be concluded during 2021.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    The following table provides a reconciliation of our Level 3 earn-out liabilities measured at estimated fair value based on an initial valuation and updated quarterly for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Earn-out Liability
Contingent earn-out liability, January 1, 2018	$27,000
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(1)	20,400
Contingent earn-out liability, December 31, 2018	$47,400
Acquisition date fair value estimate of earn-out(2)	17,300
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(3)	(47,400)
Contingent earn-out liability, December 31, 2019	17,300
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(4)	9,000
Contingent earn-out liability, December 31, 2020	$26,300
_________________________
(1) Changes in the fair value of the HIS earn-out during the performance period are due to a change in the forecast of the underlying target, adjusted EBITDA, and due to changes in other assumptions used in the Monte Carlo simulation.

(2) Relates to our acquisition of Pursuit, (see Note 2, Acquisitions).

(3) The change in the fair value of the HIS earn-out was based on actual results as compared to the earn-out performance targets.

(4) The fair value of the Pursuit earn-out increased during 2020 primarily due to changes in the probabilities within the valuation model.

    The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities as of the acquisition date to December 31, 2020. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement.

HIS Earn-out

Simulation Input	As of December 31, 2018	At January 1, 2018
Adjusted EBITDA Volatility	30.00%	26.00%
WACC	8.25%	8.75%
20-year risk free rate	2.87%	2.58%
Market price of risk	5.24%	5.99%
Cost of debt	5.25%	4.08%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuit Earn-out

	As of December 31,		At Acquisition
Simulation Input	2020	2019	November 2, 2019
Revenue/Gross Profit Volatility	25.00%	20.00%	20.00%
Discount Rate	12.50%	15.00%	15.00%
Risk free rate	0.09%	1.55%	1.55%
Counter Party Risk	3.10%	6.00%	6.00%

Investments and foreign currency contracts

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

    There were no transfers between levels in 2020 or 2019.

    Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements as of December 31, 2020
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale debt securities:
Short-term	$14,687	$—	$14,687	$—
Long-term	12,974	—	12,974	—
Foreign exchange forwards:
Prepaid expenses and other current assets	3,555	—	3,555	—
Total Assets	$31,216	$—	$31,216	$—

Liabilities:
Earn-out liability	$26,300	$—	$—	$26,300
Total Liabilities	$26,300	$—	$—	$26,300

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2019
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale debt securities:
Short-term	$23,967	$—	$23,967	$—
Foreign exchange forwards:
Prepaid expenses and other current assets	2,366	—	2,366	—
Total Assets	$26,333	$—	$26,333	$—

Liabilities:

Earn-out liability	$17,300	$—	$—	$17,300
Total Liabilities	$17,300	$—	$—	$17,300

NOTE 9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2020	2019
Other prepaid expenses and receivables	$14,964	$13,778
Deferred costs	6,402	3,332
Prepaid insurance and property taxes	6,178	5,450
VAT/GST receivable	3,676	4,422
Deferred tax charge	3,542	1,266
Foreign exchange forward contract	3,555	2,366
Deposits	1,353	1,375
Other	1,822	1,992
	$41,492	$33,981

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

    Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Salaries and benefits	$25,786	$21,116
Incentive compensation	27,023	15,221
Accrued supply chain restructuring costs	—	23,119
Operating lease liability-ST	8,740	7,362
Accrued professional fees	1,273	4,782
Accrued product field action	—	2,096
Legal accrual	900	826
Accrued sales taxes	2,146	2,615
Warranties and returns	1,027	782
Deferred revenue	5,566	4,761
Accrued other taxes	3,540	4,054
Distribution fees	5,300	3,942
Accrued freight	6,784	11,238
Restructuring accrual	3,421	5,459
Contract liabilities-ST	—	1,935
Contract settlement	—	1,667
Other	5,515	6,801
	$97,021	$117,776

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Operating lease liabilities-LT	$41,019	$28,896
Finance lease liability-LT	2,388	—
Contract liabilities(1)	337	472
Deferred revenue	864	94
Benefits	1,183	1,131
Accrued rent	1,462	1,642
Other	582	585
	$47,835	$32,820
__________________________________________
(1) Consists of contracts with customers and suppliers that were valued at below market at the time of the HIS acquisition.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. LONG-TERM OBLIGATIONS

Five-year Senior Secured Revolving Credit Facility ("Credit Facility")

    On November 8, 2017, we entered into a five-year Revolving Credit Facility ("Credit Facility") with various lenders for $150 million, with Wells Fargo Bank, N.A. as the administrative agent, swingline lender and issuing lender. During March 2020, as a result of market uncertainty caused by the COVID-19 pandemic, we preemptively borrowed $150.0 million on our Credit Facility as a conservative measure to manage any potential short-term liquidity risk. As of December 31, 2020, we had fully repaid all amounts borrowed. As of December 31, 2020 and 2019, we had no borrowings and $150 million of availability under the Credit Facility. The Credit Facility matures on November 8, 2022.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

    We were in compliance with all financial covenants as of December 31, 2020.

NOTE 12. INCOME TAXES

Income from continuing operations before taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$41,194	$32,849	$(8,600)
Foreign	56,300	81,858	30,974
	$97,494	$114,707	$22,374

    The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$6,032	$6,851	$492
State	2,422	2,532	1,865
Foreign	7,290	7,994	9,136
	15,744	17,377	11,493
Deferred:
Federal	$(5,319)	$(6,720)	$(9,118)
State	(1,850)	(325)	(3,072)
Foreign	2,049	3,340	(5,722)
	(5,120)	(3,705)	(17,912)
	$10,624	$13,672	$(6,419)

We have accrued for tax contingencies for potential tax assessments, and in 2020 we recognized a $3.2 million net increase, most of which related to various federal, state and foreign tax reserves.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation of the provision for income taxes at the statutory rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$20,474	21.0%	$24,088	21.0%	$4,699	21.0%
State income tax, net of federal effect	2,099	2.2%	1,269	1.1%	927	4.1%
Tax credits	(3,269)	(3.4)%	(2,896)	(2.5)%	(4,961)	(22.2)%
Global intangible low-taxed income	(2,555)	(2.6)%	6,118	5.3%	2,363	10.6%
Foreign income tax differential	(3,888)	(4.0)%	(5,939)	(5.2)%	(2,944)	(13.2)%
Stock based compensation	(4,686)	(4.8)%	(8,446)	(7.4)%	(11,040)	(49.3)%
Impact of the Tax Act	—	—%	—	—%	826	3.7%
IP installment sale and repatriation	—	—%	(2,118)	(1.8)%	3,252	14.5%
Contingent consideration	1,566	1.6%	—	—%	—	—%
Section 162(m)	1,079	1.1%	203	0.2%	456	2.0%
Other	(196)	(0.2)%	1,393	1.2%	3	0.1%
	$10,624	10.9%	$13,672	11.9%	$(6,419)	(28.7)%

Tax credits in 2020, 2019 and 2018 consist principally of research and developmental tax credits.

    Certain intellectual property and assets were repatriated in 2019 from a liquidation of foreign subsidiaries to the U.S. parent. The tax effect of the repatriation is included as IP installment sale and repatriation.

    The components of our deferred income tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax asset:
Accruals/other	$5,668	$2,632
Acquired future tax deductions	7,781	8,711
Stock-based compensation	7,138	9,654
Foreign currency translation adjustments	2,406	2,716
Tax credits	12,444	11,331
Inventory reserves	8,493	4,305
Allowance for doubtful accounts	4,460	4,242
Accrued restructuring	1,293	7,072
Chargebacks, discounts, customer concessions	22,874	20,975
Valuation allowance	(3,891)	(3,677)
	$68,666	$67,961
Deferred tax liability:
State income taxes	$2,398	$2,600
Foreign	776	997
Depreciation and amortization	26,375	23,839
Section 481(a) adjustment - change in accounting method	9,746	14,618
	$39,295	$42,054

Deferred tax asset, net	$29,371	$25,907

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Holidays and Carryforwards

    Net operating loss ("NOL") carryforwards consist of: (a) federal NOL carryforwards of $7.0 million which will expire at various dates from 2023 to indefinite carryforward periods, (b) state NOL carryforwards of $6.1 million which will expire at various dates from 2026 to indefinite carryforward periods and (c) foreign NOL carryforwards of $19.7 million which will expire at various dates from 2021 to indefinite carryforward periods. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carryforwards, and the amount of federal NOL carryforwards recorded is the net federal benefit available.

    Other carryforwards include state research and development (“R&D”) tax credit carryforwards of $16.7 million, which have an indefinite carryforward period.

    A substantial portion of our manufacturing operations in Costa Rica operate under various tax holiday and tax incentive programs due to expire in whole or in part in 2027. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holiday and tax incentives was an increase to our net earnings by $8.0 million or $0.37 per diluted share in 2020 and by $7.8 million or $0.36 per diluted share in 2019.

Foreign currency translation adjustments, and related tax effects, are an element of “other comprehensive income” and are not included in net income other than the revaluation of the associated deferred tax asset due to the Tax Act.

    As of December 31, 2020, we have estimated $97.8 million of undistributed foreign earnings and profits. Such earnings were previously subject to U.S. tax as a result of the Tax Act and much of any future remittances would generally be subject to no U.S. tax as a result of dividends received deductions and/or foreign tax credit relief. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we incur significant additional costs upon repatriation of such amounts.

We are subject to taxation in the United States and various states and foreign jurisdictions. Our United States federal income tax returns for tax years 2017 and forward are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years 2012 and forward are subject to examination by the state tax authorities. The total gross amount of unrecognized tax benefits as of December 31, 2020 was $18.4 million which, if recognized, would impact the effective tax rate. We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. As of December 31, 2020, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We have not accrued any penalties or interest as of December 31, 2020 or December 31, 2019.

The following table summarizes our cumulative gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$15,027	$10,824	$6,527
Increases to prior year tax positions	502	138	—
Increases to current year tax positions	2,987	4,231	4,536
Decreases to prior year tax positions	(15)	(3)	(146)
Decrease related to lapse of statute of limitations	(58)	(163)	(93)
Ending balance	$18,443	$15,027	$10,824

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Geographic Information

    The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of December 31,
	2020	2019
Costa Rica	$104,015	$96,442
Mexico	76,004	69,141
Other LATAM	37,485	31,905
Canada	4,672	4,769
Italy	11,098	7,921
Spain	8,701	6,411
Other Europe	3,795	3,135
APAC	19,836	17,200
Total Foreign	$265,606	$236,924
United States	577,490	539,316
Worldwide Total	$843,096	$776,240

NOTE 14. STOCKHOLDERS' EQUITY

Treasury Stock

    In August 2019, our Board of Directors approved a common stock purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. We have $100.0 million remaining on this purchase plan. We did not purchase any of our common stock under our common stock purchase plan in 2020, 2019 or 2018. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility, (see Note 11, Long-Term Obligations).

    In 2020, we withheld 67,041 shares of our common stock from employee vested restricted stock units in consideration for $12.9 million in payments for the employee's share award income tax withholding obligations. We had 209 shares remaining in treasury at December 31, 2020.

In 2019, we withheld 80,186 shares of our common stock from employee vested restricted stock units in consideration for $18.6 million in payments for the employee's share award income tax withholding obligations. We have 850 shares remaining in treasury at December 31, 2019.

In 2018, we withheld 26,307 shares of our common stock from employee vested restricted stock units in consideration for $6.3 million in payments for the employee's share award income tax withholding obligations. We had 408 shares remaining in treasury at December 31, 2018.

We use treasury stock to issue shares for stock option exercises and restricted stock grants.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2018	$(14,578)	$(365)	$(16)	$(14,959)
Other comprehensive (loss) income before reclassifications	(3,104)	1,568	115	(1,421)
Amounts reclassified from AOCI	—	(565)	—	(565)
Other comprehensive (loss) income	(3,104)	1,003	115	(1,986)
Balance as of December 31, 2018	(17,682)	638	99	(16,945)
Other comprehensive income (loss) before reclassifications	372	1,938	(71)	2,239
Amounts reclassified from AOCI	—	(696)	—	(696)
Other comprehensive income (loss)	372	1,242	(71)	1,543
Balance as of December 31, 2019	$(17,310)	$1,880	$28	$(15,402)
Other comprehensive income before reclassifications	12,929	1,505	47	14,481
Amounts reclassified from AOCI	—	(601)	—	(601)
Other comprehensive income	12,929	904	47	13,880
Balance as of December 31, 2020	$(4,381)	$2,784	$75	$(1,522)

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Contingencies

    We had a contractual earn-out arrangement in connection with our 2017 acquisition of HIS, which as of December 31, 2019 we determined did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. Pfizer was entitled to receive between $191.3 million and $225.0 million in additional cash consideration based on the achievement of certain performance targets for the combined company for the three years ending December 31, 2019. As of the date of this filing, Pfizer has disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met. We expect the dispute will be resolved by binding arbitration unless both parties are able to come to an agreement on this issue (see Note 8, Fair Value Measurements).

    During November 2019, we acquired Pursuit (see Note 2, Acquisitions). Total consideration for the acquisition includes a potential contractual earn-out of up to $50.0 million calculated based upon the achievement of certain performance targets during the earn-out period.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Related-party revenue for goods manufactured for Pfizer under our Manufacturing and Supply Agreements with Pfizer was $78.2 million during 2018, and the cost of product manufactured by Pfizer for us under those agreements was $81.0 million during 2018.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(in thousands except per share data)
2020
Total revenue	$328,607	$303,379	$318,567	$320,451
Gross profit	$121,415	$106,284	$113,924	$119,874
Net income	$16,834	$18,908	$24,986	$26,142
Net income per share:
Basic	$0.81	$0.91	$1.19	$1.24
Diluted	$0.78	$0.88	$1.16	$1.21
2019
Total revenue	$330,932	$312,282	$307,471	$315,523
Gross profit	$135,303	$103,869	$118,552	$114,140
Net income (loss)	$30,998	$22,833	$26,563	$20,641
Net income (loss) per share:
Basic	$1.51	$1.11	$1.29	$1.00
Diluted	$1.44	$1.06	$1.24	$0.96

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

Based on this criteria, management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2020.

    Our independent registered public accounting firm that audited the December 31, 2020 financial statements included in this Annual Report on Form 10-K has independently assessed the effectiveness of our internal control over financial reporting and its report is below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ICU Medical, Inc and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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
February 26, 2021

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K is set forth under the captions Executive Officers, Election of Directors, Audit Committee and Compliance with Section 16(a) Beneficial Ownership Reporting Compliance in our definitive
Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

We have a Code of Business Conduct and Ethics for Directors and Officers. A copy is available on our website, www.icumed.com. We will disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics for Directors and Officers on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K is set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K is set forth under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K is set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Director Independence in our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K is set forth under the caption Ratification of Auditors in our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Form 10-K Page No.
	The following documents are filed as part of this report:

1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.	50

2.	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.	94

3.	Financial Statement Schedules. The Financial Statement Schedules required to be filed as a part of this Report are:

	Schedule II — Valuation and Qualifying Accounts	97

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Amended and Restated Stock and Asset Purchase Agreement, dated as of January 5, 2017, by and between Pfizer Inc., a Delaware corporation, and ICU Medical, Inc., a Delaware corporation. Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed January 5, 2017, and incorporated herein by reference.

3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014, and incorporated herein by reference.

3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed August 3, 2016, and incorporated herein by reference.

4.1	Description of Securities Registered Under Section 12 of the Exchange Act. Filed as an Exhibit to Registrant's Annual Report of Form 10-K for the year ended December 31, 2019, filed March 2, 3020, and incorporated herein by reference.

10.1	Form of Indemnification Agreement with Directors and Executive Officers. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, filed October 22, 2010 (File No. 001-34634), and incorporated herein by reference.

10.2	Registrant's 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002 (File No. 000-19974), and incorporated herein by reference.

10.3	Registrant's 2002 Employee Stock Purchase Plan.* Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002 (File No. 000-19974), and incorporated herein by reference.

10.4	Registrant's 2003 Stock Option Plan.* Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 25, 2003 (File No. 000-19974), and incorporated herein by reference.

10.5	Executive officer compensation*

10.6	Non-employee director compensation*

10.7	2008 Performance-Based Incentive Plan, as amended.* Filed as Annex A to Registrant's proxy statement filed April 3, 2013 (File No. 001-34634), and incorporated herein by reference.

10.8	Amendment No. 1 to 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed October 22, 2009 (File No. 000-19974), and incorporated herein by reference.

10.9	Amendment No. 2 to 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed October 22, 2009 (File No. 000-19974), and incorporated herein by reference.

10.10	Amendment No. 3 to 2001 Directors' Stock Option Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed October 22, 2009 (File No. 000-19974), and incorporated herein by reference.

10.11	Amended and Restated ICU Medical, Inc. 2011 Stock Incentive Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018, and incorporated herein by reference.

10.12	First Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (File No.001-34634) and incorporated herein by reference.

10.13	2014 Inducement Stock Incentive Plan.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed February 26, 2014 (File No. 001-34634) and incorporated herein by reference.

10.14	Amended and Restated Executive Employment Agreement, dated as of May 8, 2017, by and between ICU Medical, Inc. and Vivek Jain.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed May 8, 2017, and incorporated herein by reference.

10.15	Buy-Out Agreement between Registrant and George A. Lopez, M.D. effective September 30, 2015.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed October 1, 2015, and incorporated herein by reference.

10.16	Letter agreement between the Registrant and Alison Burcar, effective April 1, 2019. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019, and incorporated herein by reference.

10.17	Retirement and Separation Agreement, dated as of February 27, 2020, by and between ICU Medical, Inc. and Scott Lamb. Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed February 28, 2020 and incorporated herein by reference.

10.18	ICU Medical, Inc. Executive Severance Plan.* Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed January 6, 2017, and incorporated herein by reference.

10.19	First Amendment to the ICU Medical, Inc. Executive Severance Plan. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed January 6, 2020, and incorporated herein by reference.

10.20	Revolving Credit Agreement, dated as of November 8, 2017, among ICU Medical, Inc., as borrower, certain lenders party thereto and Wells Fargo Bank, N.A., as administrative agent and swingline lender. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, and incorporated herein by reference.

21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________________________________
*Executive compensation plan or other arrangement

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2018:
Allowance for doubtful accounts	$3,311	$781	$1,676	$—	$5,768
Warranty and return reserve - accounts receivable	$1,726	$2,445	$2,581	$—	$6,752
Warranty and return reserve - inventory	$503	$(2,908)	$(133)	$—	$(2,538)
Deferred tax asset valuation allowance	$7,385	$—	$—	$(1,949)	$5,436

For the year ended December 31, 2019:
Allowance for doubtful accounts	$5,768	$14,882	$(431)	$—	$20,219
Warranty and return reserve - accounts receivable	$6,752	$83	$(458)	$—	$6,377
Warranty and return reserve - inventory	$(2,538)	$(217)	$(722)	$—	$(3,477)
Deferred tax asset valuation allowance	$5,436	$—	$(1,584)	$(175)	$3,677

For the year ended December 31, 2020:
Allowance for doubtful accounts	$20,219	$7,137	$(5,866)	$—	$21,490
Warranty and return reserve - accounts receivable	$6,377	$(3,609)	$(61)	$—	$2,707
Warranty and return reserve - inventory	$(3,477)	$2,033	$(169)	0	$(1,613)
Deferred tax asset valuation allowance	$3,677	$—	$214	$—	$3,891

ITEM 16. FORM 10-K SUMMARY
    None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	February 26, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Jain	Chairman of the Board and	February 26, 2021
Vivek Jain	Chief Executive Officer
(Principal Executive Officer)

/s/ Brian M. Bonnell	Chief Financial Officer	February 26, 2021
Brian M. Bonnell	(Principal Financial Officer)

/s/ Kevin J. McGrody	Chief Accounting Officer	February 26, 2021
Kevin J. McGrody	(Principal Accounting Officer)

/s/ George A. Lopez, M.D.	Director	February 26, 2021
George A. Lopez, M.D.

/s/ Robert S. Swinney, M.D.	Director	February 26, 2021
Robert S. Swinney, M.D.

/s/ David C. Greenberg	Director	February 26, 2021
David C. Greenberg

/s/ Elisha W. Finney	Director	February 26, 2021
Elisha W. Finney

/s/ David F. Hoffmeister	Director	February 26, 2021
David F. Hoffmeister

/s/ Donald M. Abbey	Director	February 26, 2021
Donald M. Abbey