Form 10-Q
period 2021-03-31
ICU MEDICAL INC/DE
filed 2021-05-07
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2021
Common	21,218,759

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2021

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$424,249	$396,097
Short-term investment securities	11,693	14,687
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	435,942	410,784
Accounts receivable, net of allowance for doubtful accounts of $21,782 at March 31, 2021 and $21,490 at December 31, 2020	120,365	124,093
Inventories	300,086	314,928
Prepaid income tax	31,480	29,480
Prepaid expenses and other current assets	40,309	41,492
TOTAL CURRENT ASSETS	928,182	920,777

PROPERTY AND EQUIPMENT, net	459,072	466,628
OPERATING LEASE RIGHT-OF-USE ASSETS	45,259	46,571
LONG-TERM INVESTMENT SECURITIES	18,834	12,974
GOODWILL	32,952	33,001
INTANGIBLE ASSETS, net	193,074	197,231
DEFERRED INCOME TAXES	29,115	31,034
OTHER ASSETS	58,742	55,475
TOTAL ASSETS	$1,765,230	$1,763,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,049	$71,864
Accrued liabilities	79,056	97,021
Income tax liability	1,457	303
Contingent earn-out liability	26,300	26,300
TOTAL CURRENT LIABILITIES	179,862	195,488

OTHER LONG-TERM LIABILITIES	46,110	47,835
DEFERRED INCOME TAXES	1,663	1,663
INCOME TAX LIABILITY	16,827	16,440
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued — 21,219 shares at March 31, 2021 and 21,058 shares at December 31, 2020 and outstanding — 21,192 shares at March 31, 2021 and 21,058 shares at December 31, 2020	2,122	2,106
Additional paid-in capital	701,586	693,068
Treasury stock, at cost ( 26,785 and 209 shares, respectively)	(5,410)	(39)
Retained earnings	832,383	808,652
Accumulated other comprehensive loss	(9,913)	(1,522)
TOTAL STOCKHOLDERS' EQUITY	1,520,768	1,502,265
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,765,230	$1,763,691
______________________________________________________
(1) December 31, 2020 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2021	2020
TOTAL REVENUES	$318,046	$328,607
COST OF GOODS SOLD	205,366	207,192
GROSS PROFIT	112,680	121,415
OPERATING EXPENSES:
Selling, general and administrative	72,391	72,305
Research and development	10,709	10,746
Restructuring, strategic transaction and integration	2,883	12,307
Change in fair value of contingent earn-out	—	—
Contract settlement	127	—
TOTAL OPERATING EXPENSES	86,110	95,358
INCOME FROM OPERATIONS	26,570	26,057
INTEREST EXPENSE	(161)	(196)
OTHER INCOME (EXPENSE), net	683	(5,480)
INCOME BEFORE INCOME TAXES	27,092	20,381
PROVISION FOR INCOME TAXES	(3,361)	(3,547)
NET INCOME	$23,731	$16,834
NET INCOME PER SHARE
Basic	$1.12	$0.81
Diluted	$1.09	$0.78
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	21,149	20,780
Diluted	21,695	21,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended March 31,
	2021	2020
NET INCOME	$23,731	$16,834
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of taxes of $298 and $932 for the three months ended March 31, 2021 and 2020, respectively	(945)	(2,952)
Foreign currency translation adjustment, net of taxes of $— for all periods	(7,458)	(10,477)
Other adjustments, net of taxes of $— for all periods	12	(81)
Other comprehensive loss, net of taxes	(8,391)	(13,510)
TOTAL COMPREHENSIVE INCOME	$15,340	$3,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2021	21,058	$2,106	$693,068	$(39)	$808,652	$(1,522)	$1,502,265
Issuance of restricted stock and exercise of stock options	198	16	2,496	2,352	—	—	4,864
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(7,723)	—	—	(7,723)
Stock compensation	—	—	6,022	—	—	—	6,022
Other comprehensive loss, net of tax	—	—	—	—	—	(8,391)	(8,391)
Net income	—	—	—	—	23,731	—	23,731
Balance, March 31, 2021	21,219	$2,122	$701,586	$(5,410)	$832,383	$(9,913)	$1,520,768

	Common Stock					Accumulated
			Additional			Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance, January 1, 2020	20,742	$2,074	$668,947	$(157)	$721,782	$(15,402)	$1,377,244
Issuance of restricted stock and exercise of stock options	155	9	(10,207)	10,758	—	—	560
Tax withholding payments related to net share settlement of equity awards	(64)	—	—	(12,174)	—	—	(12,174)
Stock compensation	—	—	6,939	—	—	—	6,939
Other comprehensive loss, net of tax	—	—	—	—	—	(13,510)	(13,510)
Net income	—	—	—	—	16,834	—	16,834
Balance, March 31, 2020	20,833	$2,083	$665,679	$(1,573)	$738,616	$(28,912)	$1,375,893

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,731	$16,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,155	20,957
Amortization of right-of-use assets	2,372	2,305
Provision for doubtful accounts	—	5
Provision for warranty and returns	209	(821)
Stock compensation	6,022	6,939
Loss on disposal of property and equipment and other assets	659	562
Bond premium amortization	168	34
Debt issuance costs amortization	72	72
Product-related charges	—	2,626
Usage of spare parts	2,825	4,900
Other	(1,287)	876
Changes in operating assets and liabilities:
Accounts receivable	1,506	899
Inventories	13,208	19,372
Prepaid expenses and other assets	(742)	2,634
Other assets	(3,463)	(6,402)
Accounts payable	2,411	(35,063)
Accrued liabilities	(19,965)	465
Income taxes, including excess tax benefits and deferred income taxes	1,439	2,325
Net cash provided by operating activities	51,320	39,519
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,028)	(25,463)
Proceeds from sale of asset	55	131
Intangible asset additions	(1,874)	(1,958)
Purchases of investment securities	(10,034)	(7,082)
Proceeds from sale of investment securities	7,000	10,900
Net cash used in investing activities	(18,881)	(23,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	—	150,000
Proceeds from exercise of stock options	4,864	560
Payments on finance leases	(141)	—
Tax withholding payments related to net share settlement of equity awards	(7,723)	(12,174)
Net cash (used in) provided by financing activities	(3,000)	138,386
Effect of exchange rate changes on cash	(1,287)	(3,546)
NET INCREASE CASH AND CASH EQUIVALENTS	28,152	150,887
CASH AND CASH EQUIVALENTS, beginning of period	396,097	268,670
CASH AND CASH EQUIVALENTS, end of period	$424,249	$419,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Three months ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$1,068	$7,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., ("ICU") a Delaware corporation, filed with the SEC for the year ended December 31, 2020.

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

Note 3: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $2.9 million and $12.3 million for the three months ended March 31, 2021, and 2020 respectively.

Restructuring

    During the three months ended March 31, 2021 and 2020, restructuring charges were $0.0 million and $7.2 million, respectively. Restructuring charges for the three months ended March 31, 2020 were primarily related to severance and costs related to office and other facility closures. Restructuring charges are included in the above restructuring, strategic transaction and integration expenses in our condensed consolidated statement of operations.

    The following table summarizes the details of changes in our restructuring-related accrual for the period ended March 31, 2021 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accrued Balance January 1, 2021	Charges Incurred	Payments	Currency Translation	Accrued Balance March 31, 2021
Severance pay and benefits	$1,858	$43	$(435)	$12	$1,478
Facility closure expenses	1,563	—	—	17	1,580
	$3,421	$43	$(435)	$29	$3,058

Strategic transaction and integration expenses

    We incurred and expensed $2.9 million and $5.1 million in strategic transaction and integration expenses during the three months ended March 31, 2021 and 2020, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statement of operations. The strategic transaction and integration expenses during the three months ended March 31, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer and one-time costs incurred to comply with regulatory initiatives. The strategic transaction and integration expenses during the three months ended March 31, 2020 were primarily related to the integration of the HIS business acquired in 2017 from Pfizer, which included the migration of IT systems at our Austin facility.

Note 4: Revenue

    Our primary product lines are Infusion Consumables, Infusion Systems, IV Solutions and Critical Care. The vast majority of our sales of these products are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment. However, for purposes of revenue recognition for our software licenses and renewals, we consider the control of these products to be transferred to a customer at a certain point in time; therefore, we recognize revenue at the start of the applicable license term.

    Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We offer certain volume-based rebates to our distribution customers, which we record as variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time and our historical experience with each customer to estimate the most likely rebate amount. We also provide chargebacks to distributors that sell to end-customers at prices determined under a contract between us and the end-customer. Chargebacks are the difference between the prices we charge our distribution customers and the contracted prices we have with the end customer which are processed as credits to our distribution customers. In estimating the expected value of chargeback amounts in order to determine the transaction price, we use information available at the time, including our historical experience.

    We also warranty products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available at that time and our historical experience. We also provide for extended service-type warranties, which we consider to be separate performance obligations. We allocate a portion of the transaction price to the extended service-type warranty based on its estimated relative selling price, and recognize revenue over the period the warranty service is provided. Our revenues are recorded at the net sales price, which includes an estimate for variable consideration related to rebates, chargebacks and product returns.

Revenue disaggregated

    The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended March 31,
Geography	2021	2020
Europe, the Middle East and Africa	$34,800	$37,928
Other Foreign	55,895	60,521
Total Foreign	90,695	98,449
United States	227,351	230,158
Total Revenues	$318,046	$328,607

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table represents our revenues disaggregated by product (in thousands):

	For the three months ended March 31,
Product line	2021	2020
Infusion Consumables	$126,370	$123,507
Infusion Systems	84,334	88,380
IV Solutions	94,176	104,291
Critical Care	13,166	12,429
Total Revenues	$318,046	$328,607

Contract balances

    The following table presents our changes in the contract balances for the three months ended March 31, 2021 and 2020 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2021	$(6,430)
Equipment revenue recognized	461
Equipment revenue deferred due to implementation	(2,921)
Software revenue recognized	1,796
Software revenue deferred due to implementation	(1,794)
Ending balance, March 31, 2021	$(8,888)

Beginning balance, January 1, 2020	$(4,855)
Equipment revenue recognized	1,802
Equipment revenue deferred due to implementation	(3,990)
Software revenue recognized	1,235
Software revenue deferred due to implementation	(2,664)
Ending balance, March 31, 2020	$(8,472)

    As of March 31, 2021, revenue from remaining performance obligations related to implementation of software and equipment is $7.3 million. We expect to recognize substantially all of this revenue within the next three to six months dependent on implementation restrictions due to the novel coronavirus and its variants ("COVID-19"). Revenue from remaining performance obligations related to annual software licenses is $1.5 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stated lease payments, which may include fixed rental increases. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

    Our leases are for corporate, research and development and sales and support offices, a distribution facility, device service centers and certain equipment. Our leases have original lease terms of one year to fifteen years, some of which include options to extend the leases for up to an additional five years. For all of our leases, we do not include optional periods of extension in our current lease terms for the exercise of options to extend is not reasonably certain.

    The following table presents the components of our lease cost (in thousands):

	For the three months ended March 31
	2021	2020
Operating lease cost	$2,835	$2,791

Finance lease cost - interest	31	29

Finance lease cost - amortization of ROU asset	151	—

Short-term lease cost	3	54

Total lease cost	$3,020	$2,874

Interest expense on our finance leases is included in other income (expense), net in our condensed consolidated statement of operations. The amortization of the operating and finance ROU asset is included in selling, general and administrative expenses in our condensed consolidated statement of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	For the three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,821	$2,457
Operating cash flows from finance leases	$31	$29

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,095	$19,094
Finance leases	$184	$800

    The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2021	As of December 31, 2020
Operating leases
Operating lease right-of-use assets	$45,259	$46,571

Accrued liabilities	$8,872	$8,740
Other long-term liabilities	39,588	41,019
Total operating lease liabilities	$48,460	$49,759

Weighted Average Remaining Lease Term
Operating leases	6.5 years	6.7 years

Weighted Average Discount Rate
Operating leases	5.00%	5.02%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of March 31, 2021	As of December 31, 2020
Financing leases
Financing lease right-of-use assets	$2,877	$2,915

Accrued liabilities	$583	$554
Other long-term liabilities	2,330	2,388
Total financing lease liabilities	$2,913	$2,942

Weighted Average Remaining Lease Term
Financing leases	6.2 years	6.4 years

Weighted Average Discount Rate
Financing leases	4.27%	4.27%

    As of March 31, 2021, the maturities of our operating and financing lease liabilities for each of the next five years is approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$8,352	$520
2022	10,316	693
2023	9,120	693
2024	8,317	379
2025	5,008	211
2026	4,733	189
Thereafter	10,602	614
Total Lease Payments	56,448	3,299
Less imputed interest	(7,988)	(386)
Total	$48,460	$2,913
Note 6:     Net Income Per Share

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. There were 12,080 and 15,333 anti-dilutive securities for the three months ended March 31, 2021 and 2020, respectively.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2021	2020
Net income	$23,731	$16,834
Weighted-average number of common shares outstanding (for basic calculation)	21,149	20,780
Dilutive securities	546	727
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,695	21,507
EPS — basic	$1.12	$0.81
EPS — diluted	$1.09	$0.78

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

    In March 2020, we entered into a one-year cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). The total notional amount of this outstanding derivative as of March 31, 2021 was approximately 327.6 million MXN. The term of the one-year contract is November 3, 2020 to December 1, 2021. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

    In November 2018, we entered into a one-year cross-currency par forward contract that hedges of a portion of our Mexico forecasted expenses denominated in MXN. The term of the one-year hedge was November 1, 2019 to November 3, 2020. The derivative instrument matured in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

    The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives
	Condensed Consolidated Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$2,312	$3,555
Total derivatives designated as cash flow hedging instruments		$2,312	$3,555

    The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended March 31,
		2021	2020
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$841	$692

    We recognized the following (losses) gains on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended March 31,			Three months ended March 31,

	2021	2020	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2021	2020
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$(402)	$(3,192)	Cost of goods sold	$841	$692
Total derivatives designated as cash flow hedging instruments	$(402)	$(3,192)		$841	$692

As of March 31, 2021, we expect approximately $2.3 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next twelve months concurrent with the underlying hedged transactions also being reported in net income.

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

Earn-out Liability

    In 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer was entitled to receive between $191.3 million and $225.0 million in additional cash consideration based on the achievement of certain performance targets for the combined company for the three years ending December 31, 2019. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. The initial value assigned to the contingent consideration was a result of forecasted product demand of our HIS business. At each reporting date subsequent to the acquisition we remeasured the earn-out using the same methodology above and recognized any changes in value. As of December 31, 2019, we determined that we did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. As of the date of this filing, Pfizer has disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met. The dispute is being resolved by binding arbitration that will likely be concluded during the third quarter of 2021. Given the uncertainty of any arbitration, it may be possible that we will incur a loss with regards to this matter. If we are unsuccessful in arbitration such that it is determined that we met the necessary performance targets for any of the HIS earn-out liability, we will be obligated to pay Pfizer between $191.3 million and $225.0 million in additional cash consideration.

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

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Pursuit
Earn-out Liability
Accrued balance, January 1, 2021	$26,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2021	$26,300

Pursuit
Earn-out Liability
Accrued balance, January 1, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2020	$17,300

    The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities:

Pursuit Earn-out

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Simulation Input	As of March 31, 2021	As of December 31, 2020	As of March 31, 2020
Revenue/Gross Profit Volatility	25.00%	25.00%	20.00%
Discount Rate	12.50%	12.50%	15.00%
Risk Free Rate	0.09%	0.09%	1.55%
Counter Party Risk	3.10%	3.10%	6.00%

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements at March 31, 2021
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$11,693	$—	$11,693	$—
Long-term	18,834	—	18,834	—
Foreign exchange forwards:
Prepaid expenses and other current assets	2,312	—	2,312	—
Total Assets	$32,839	$—	$32,839	$—

Liabilities:
Earn-out liability	$26,300	$—	$—	$26,300
Total Liabilities	$26,300	$—	$—	$26,300

	Fair value measurements at December 31, 2020
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$14,687	$—	$14,687	$—
Long-term	12,974	—	12,974	—
Foreign exchange forwards:
Prepaid expenses and other current assets	3,555	—	3,555	—
Total Assets	$31,216	$—	$31,216	$—

Liabilities:
Earn-out liability	$26,300	$—	$—	$26,300
Total Liabilities	$26,300	$—	$—	$26,300

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9: Investment Securities

    Our investment securities currently consist of short-term and long-term corporate bonds. Our investment securities are considered available-for-sale and are “investment grade” and carried at fair value. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in investment income in other income (expense), net on our condensed consolidated statements of operations. There have been no realized gains or losses on their disposal. Realized gains and losses are accounted for on the specific identification method. The scheduled maturities of the debt securities are between 2021 and 2024. All short-term investment securities are callable within one year.

    Our short investment securities consisted of the following (in thousands):

	As of March 31, 2021
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$11,693	$—	$11,693
Long-term corporate bonds	18,834	—	18,834
Total investment securities	$30,527	$—	$30,527

	As of December 31, 2020
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,687	$—	$14,687
Long-term corporate bonds	12,974	—	12,974
Total investment securities	$27,661	$—	$27,661

Note 10:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Other prepaid expenses and receivables	$16,084	$14,964
Deferred costs	6,554	6,402
Prepaid insurance and property taxes	4,639	6,178
VAT/GST receivable	3,674	3,676
Deferred tax charge	3,856	3,542
Foreign exchange forward contract	2,312	3,555
Deposits	1,343	1,353
Other	1,847	1,822
	$40,309	$41,492

Note 11: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs consist of those costs directly attributable to products prior to sale including among other things raw material, labor and overhead. Inventories consisted of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2021	December 31, 2020
Raw materials	$122,703	$126,499
Work in process	39,713	33,053
Finished goods	137,670	155,376
Total inventories	$300,086	$314,928

Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Machinery and equipment	$293,653	$291,331
Land, building and building improvements	241,608	241,199
Molds	60,381	60,381
Computer equipment and software	98,780	98,311
Furniture and fixtures	7,712	7,767
Instruments placed with customers(1)	91,909	90,383
Construction in progress	55,757	53,724
Total property and equipment, cost	849,800	843,096
Accumulated depreciation	(390,728)	(376,468)
Property and equipment, net	$459,072	$466,628
______________________________
(1) Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

    Depreciation expense was $16.3 million and $15.2 million for the three months ended March 31, 2021 and 2020, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2021	$33,001
Currency translation	(49)
Balance as of March 31, 2021	$32,952

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	March 31, 2021
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$25,423	$15,466	$9,957
Customer contracts	12	10,310	5,929	4,381
Non-contractual customer relationships	9	57,748	28,233	29,515
Trademarks	4	425	425	—
Trade name	15	18,268	3,808	14,460
Developed technology	13	152,893	40,062	112,831
Non-compete	3	2,500	1,181	1,319
Total amortized intangible assets		$267,567	$95,104	$172,463

Internally developed software*		$20,611		$20,611

Total intangible assets		$288,178	$95,104	$193,074
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted Average	December 31, 2020
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$24,797	$15,056	$9,741
Customer contracts	12	10,365	5,852	4,513
Non-contractual customer relationships	9	58,061	26,711	31,350
Trademarks	4	425	425	—
Trade name	15	18,270	3,500	14,770
Developed technology	13	152,893	36,927	115,966
Non-compete	3	2,500	972	1,528
Total amortized intangible assets		$267,311	$89,443	$177,868

Internally developed software*		$19,363		$19,363

Total intangible assets		$286,674	$89,443	$197,231
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three months ended March 31, 2021 and 2020, respectively, intangible asset amortization expense was $5.8 million and $5.8 million, respectively.

As of March 31, 2021 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2021	$17,807
2022	22,806
2023	21,783
2024	21,694
2025	15,980
2026	15,116
Thereafter	57,277
Total	$172,463

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Salaries and benefits	$26,118	$25,786
Incentive compensation	8,130	27,023
Operating lease liability-ST	8,872	8,740
Accrued sales taxes	2,435	2,146
Restructuring accrual	3,058	3,421
Deferred revenue	8,195	5,566
Accrued other taxes	923	3,540
Accrued professional fees	730	1,273
Legal accrual	1,291	900
Distribution fees	5,080	5,300
Warranties and returns	554	1,027
Accrued freight	7,715	6,784
Other	5,955	5,515
	$79,056	$97,021

Other long-term liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Operating lease liability-LT	$39,588	$41,019
Benefits	1,180	1,183
Accrued rent	1,427	1,462
Contract liabilities-LT	303	337
Financing lease liability-LT	2,330	2,388
Deferred revenue	693	864
Other	589	582
	$46,110	$47,835

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 12% and 17% for the three months ended March 31, 2021 and 2020, respectively.

    The effective tax rate for the three months ended March 31, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three months ended

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2021 included a discrete tax benefit of $1.8 million related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

    The effective tax rate for the three months ended March 31, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI, FDII and tax credits.

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

    As of March 31, 2021, we had no borrowings and $150.0 million of availability under the Credit Facility. Principal payments on the revolving Credit Facility are made at our discretion with the unpaid amount due at maturity. The Credit Facility matures on November 8, 2022. Interest on borrowings under the Credit Facility, at our option, is based on the Base Rate plus applicable margin or the London Interbank Offered Rate ("LIBOR") plus applicable margin, see further details in Part II, Item 8, of our 2019 Annual Report on Form 10-K.

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

     We were in compliance with all financial covenants as of March 31, 2021.

Note 17: Stockholders' Equity

Treasury Stock

    In August 2019, our Board of Directors approved a new share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. During the three months ended March 31, 2021, we did not purchase any shares of our common stock under our stock purchase plans. As of March 31, 2021, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

    For the three months ended March 31, 2021, we withheld 37,423 shares of our common stock from employee vested restricted stock units in consideration for $7.7 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. For the three months ended March 31, 2020, we withheld 63,511 shares of our common stock from employee vested restricted stock units in consideration for $12.2 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive (Loss) Income

    The components of accumulated other comprehensive (loss) income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2021	$(4,381)	$2,784	$75	$(1,522)
Other comprehensive (loss) income before reclassifications	(7,458)	(306)	12	(7,752)
Amounts reclassified from AOCI	—	(639)	—	(639)
Other comprehensive (loss) income	(7,458)	(945)	12	(8,391)
Balance as of March 31, 2021	$(11,839)	$1,839	$87	$(9,913)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2020	$(17,310)	$1,880	$28	$(15,402)
Other comprehensive loss before reclassifications	(10,477)	(2,426)	(81)	(12,984)
Amounts reclassified from AOCI	—	(526)	—	(526)
Other comprehensive loss	(10,477)	(2,952)	(81)	(13,510)
Balance as of March 31, 2020	$(27,787)	$(1,072)	$(53)	$(28,912)

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

We had a contractual obligation in connection with our 2017 acquisition of HIS, which as of December 31, 2019 we determined did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. As of the date of this filing, Pfizer has disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met. The dispute is being resolved by binding arbitration that will likely be concluded during the third quarter of 2021. Given the uncertainty of any arbitration, it may be possible that we will incur a loss with regards to this matter. If we are unsuccessful in arbitration such that it is determined that we met the necessary performance targets for any of the HIS earn-

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
out liability, we will have to pay between $191.3 million and $225.0 million in additional cash consideration (see Note 8, Fair Value Measurements).

Commitments

    We have non-cancellable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 5: Leases).

Note 19:     Collaborative and Other Arrangements

    On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs"), (i) whereby Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) whereby we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSAs are to be jointly managed by both Pfizer and ICU. The initial supply price, which will be annually updated, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The amendments included a change to the term of the agreement to end on December 31, 2024 with Pfizer's unilateral election to extend through December 31, 2025. Other changes to the terms of the MSA included (i) amendments to our level of supply of products to Pfizer, (ii) certain changes to our manufacturing lines, (iii) updates to our supply price with added volume price tiers for annual periods and (iv) certain minimum purchase requirements for certain products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes in this Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K.

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

Operations Overview

COVID-19

    The novel coronavirus and its variants (“COVID-19”) continues to have an impact on our business operations. Our manufacturing, distribution and pump service facilities continue to operate under our business continuity plan and our precautionary safety measures implemented to maximize the safety of our employees and mitigate disruption of our business are still in effect. For greater detail on the above mentioned safety measures and a discussion of how future results may potentially be impacted by COVID-19 see Part II, Item 7, of our 2020 Annual Report on Form 10-K.

While we continually monitor the ongoing and evolving impact of the effect of the COVID-19 pandemic on our operations the overall impact will not be fully reflected in our results of operations until future periods. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be fully predicted at this time, as such, the impact of the pandemic on our overall financial performance remain uncertain and cannot as yet be quantified.

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

    The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended March 31,
	2021		2020
	$	% of Revenue	$	% of Revenue
Domestic	$227.3	71%	$230.2	70%
International	90.7	29%	98.4	30%
Total Revenue	$318.0	100%	$328.6	100%
The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended March 31,
Product line	2021	2020
Infusion Consumables	40%	37%
Infusion Systems	26%	27%
IV Solutions	30%	32%
Critical Care	4%	4%
	100%	100%

We manage our product distribution in the U.S. through a network of two owned and one leased distribution facilities in combination with independent distributors and third-party fulfillment and logistics providers. Our end customers, which include healthcare providers and original equipment manufacturer suppliers, may order and receive our products directly from us or through an independent full-line distributor. Internationally, we manage distribution utilizing international regional hubs and through independent distributors.

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

Consolidated Results of Operations

    We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and nine months ended March 31, 2021 and 2020, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2021	2020
Total revenue	100%	100%
Gross margin	35%	37%
Selling, general and administrative expenses	23%	22%
Research and development expenses	3%	3%
Restructuring and strategic transaction	1%	4%
Change in fair value of contingent earn-out	—%	—%
Contract settlement	—%	—%
Total operating expenses	27%	29%
Income from operations	8%	8%
Interest expense	—%	—%
Other income (expense), net	—%	(2)%
Income before income taxes	8%	6%
Provision for income taxes	(1)%	(1)%
Net income	7%	5%

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

Infusion Consumables

    The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended March 31,
	2021	2020	$ Change	% Change
Infusion Consumables	$126.4	$123.5	$2.9	2.3%

Infusion Consumables revenue increased for the three months ended March 31, 2021, as compared to the same period in the prior year due to higher demand for our oncology and renal products and foreign exchange gains. These increases were somewhat offset by a decrease in IV therapy sales due to increased distributor orders in the prior year due to the global COVID-19 pandemic. On a constant currency basis, Infusion Consumables revenue would have been $123.1 million for the three months ended March 31, 2021, a decrease of $0.4 million or 0.3%, as compared to the same period in the prior year.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended March 31,
	2021	2020	$ Change	% Change
Infusion Systems	$84.3	$88.4	$(4.1)	(4.6)%

Infusion Systems revenue decreased for the three months ended March 31, 2021, as compared to the same period in the prior year due to a decline in our non-large volume pump business as well as lower IV set revenues due to higher COVID-19-related purchases during the first quarter of 2020. On a constant currency basis Infusion Systems revenue would have been $83.3 million for the three months ended March 31, 2021, a decrease of $5.1 million or 5.8%, as compared to the same period in the prior year.

IV Solutions

    The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended March 31,
	2021	2020	$ Change	% Change
IV Solutions	$94.2	$104.3	$(10.1)	(9.7)%

IV Solutions sales decreased for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to customer stocking in the prior year driven by the onset of the COVID-19 pandemic.

Critical Care

    The following table summarizes our total Critical Care revenue (in millions):

	Three months ended March 31,
	2021	2020	$ Change	% Change
Critical Care	$13.1	$12.4	$0.7	5.6%

Critical Care revenue increased for the three months ended March 31, 2021, as compared to the same period in the prior year, primarily as a result of increased sales of our Cogent 2-in-1 hemodynamic monitoring system.

Gross Margins

    For the three months ended March 31, 2021 and 2020, gross margins were 35.4% and 36.9%, respectively. The decrease in gross margin for the three months ended March 31, 2021, as compared to the same period in the prior year was primarily due to capitalized manufacturing variances from the shutdown of our Austin plant in the fourth quarter of 2020 and additional weather-related costs at our Austin plant during the first quarter of 2021.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended March 31,
	2021	2020	$ Change	% Change
SG&A	$72.4	$72.3	$0.1	0.1%

SG&A expenses were essentially flat for the three months ended March 31, 2021, as compared to the same period in the prior year. For the three months ended March 31, 2021 as compared to the same period in the prior year, legal fees increased $1.4 million and dealer fees increased $1.3 million. These increases were mostly offset by a decrease of $1.2 million in travel expenses and a decrease of $1.0 million in stock based compensation expenses. Legal fees increased due to additional services performed in the current year related to various legal matters. Dealer fees increased due to an increase in revenue from distributors. Travel expenses decreased due to travel restrictions in response to COVID-19. Stock compensation decreased in the current period due to a prior year change in the number of performance shares estimated to vest on one of our executive performance awards, which increased the expense in that period.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended March 31,
	2021	2020	$ Change	% Change
R&D	$10.7	$10.7	$—	—%

R&D expenses were flat for the three months ended March 31, 2021, as compared to the same period in the prior year. R&D expense primarily relates to compensation and related benefit expenses on current R&D projects.

Restructuring and Strategic Transaction and Integration Expenses

    Restructuring and strategic transaction and integration expenses were $2.9 million and $12.3 million for the three months ended March 31, 2021 and 2020, respectively.

Restructuring charges

    Restructuring charges were $0.0 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively. Restructuring charges for the three months ended March 31, 2020 were primarily related to severance and costs related to office and facility closures. We expect to pay our unpaid restructuring charges as of March 31, 2021 by the end of the year.

Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $2.9 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively. The strategic transaction and integration expenses during the three months ended March 31, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer and one-time costs incurred to comply with regulatory initiatives. The strategic transaction and integration expenses during the three months ended March 31, 2020 were primarily related to the integration of the HIS business acquired in 2017 from Pfizer, which included the migration of IT systems at our Austin facility.

Change in Fair Value of Contingent Earn-out

    For the three months ended March 31, 2021 and 2020, there was no change in fair value of the Pursuit earn-out liability for each period, respectively, as the underlying forecasts during those periods did not materially change.

Contract Settlement

    For the three months ended March 31, 2021, we recorded $0.1 million in contract settlement expense.

Interest Expense

    Interest expense was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The interest expense for both periods includes the per annum commitment fee charged on the unused portion of the revolver under our Credit Facility and the amortization of financing costs that were incurred in 2017 in connection with entering into the Credit Facility. During March 2020, we borrowed $150.0 million under our Credit Facility and, accordingly the interest expense for the three months ended March 31, 2020 also includes interest incurred on borrowings under the Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Other Income (Expense), net

    Other income (expense) netted to $0.7 million and ($5.5) million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the other income, net was related to $0.7 million of interest income, $0.5 million in foreign exchange gains and $0.2 million of miscellaneous income partially offset by $0.7 million of loss from disposed assets. For the three months ended March 31, 2020, the other expense, net was primarily related to $6.1 million in foreign exchange losses as a result of the strengthening of the U.S. dollar from the impact of COVID-19, partially offset by interest income.

Income Taxes

    For the three months ended March 31, 2021 and 2020, income taxes were accrued at an estimated effective tax rate of 12% and 17% , respectively.

    The effective tax rate for the three months ended March 31, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three months ended March 31, 2021 included a tax benefit of $1.8 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

    The effective tax rate for the three months ended March 31, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI, FDII and tax credits.

Liquidity and Capital Resources

During the first three months of 2021, our cash, cash equivalents and short and long-term investments increased by $31.0 million from $423.8 million at December 31, 2020 to $454.8 million at March 31, 2021.

Cash Flows from Operating Activities

Our net cash provided by operations for the three months ended March 31, 2021 was $51.3 million. Net income plus adjustments for non-cash net expenses contributed $56.9 million. Net cash used in operations as a result of changes in operating assets and liabilities was $5.6 million. The changes in operating assets and liabilities included a $20.0 million decrease in accrued liabilities, a $3.5 million increase in other assets and a $0.7 million increase in prepaid expenses and other assets. Offsetting these amounts was a $13.2 million decrease in inventories, a $2.4 million increase in accounts payable, a $1.5 million decrease in accounts receivables and $1.4 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accrued liabilities was primarily due to the payment of annual bonuses. The net increase in prepaid expenses and other current assets was primarily due to the payment of annual software renewals, offset by the amortization of prepaid insurance and property taxes. The increase in other assets was due to the purchase of spare parts. The decrease in inventory was primarily due to the timing of production and customer purchases combined with the reduction in capitalized manufacturing variances. The increase in accounts payable was due to the timing of payments. The decrease in accounts receivable is primarily due to collection efforts. The net changes in income taxes was a result of the timing of payments.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2021	2020	Change
Investing Cash Flows:
Purchases of property and equipment	$(14,028)	$(25,463)	$11,435	(1)
Proceeds from sale of assets	55	131	(76)
Intangible asset additions	(1,874)	(1,958)	84
Purchases of investment securities	(10,034)	(7,082)	(2,952)	(2)
Proceeds from sale of investment securities	7,000	10,900	(3,900)	(3)
Net cash used in investing activities	$(18,881)	$(23,472)	$4,591
______________________________
(1) Our purchases of property and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities
(2)    Our purchases of investment securities will vary from period to period based on current cash needs, planning for known future transactions and due to changes in our investment strategy.
(3) Proceeds from the sale or maturity of our investment securities will vary from period to period based on the maturity dates of the investments we currently hold.

    While we can provide no assurances, we estimate that our capital expenditures in 2021 will be approximately $75.0 million to $85.0 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, the U.S. and Mexico to support new and existing products and in infusion pumps that are placed with customers outside the U.S. We expect to use our cash and cash equivalents to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2021	2020	Change
Financing Cash Flows:
Proceeds from short-term debt	$—	$150,000	$(150,000)	(1)
Proceeds from exercise of stock options	4,864	560	4,304	(2)
Payments on finance leases	(141)	—	(141)
Tax withholding payments related to net share settlement of equity awards	(7,723)	(12,174)	4,451	(3)
Net cash (used in) provided by financing activities	$(3,000)	$138,386	$(141,386)
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
(3) During the three months ended March 31, 2021, our employees surrendered 37,423 shares of our common stock from vested restricted stock awards as consideration for approximately $7.7 million in minimum statutory withholding obligations paid on their behalf. During the three months ended March 31, 2020, our employees surrendered 63,511 shares of our common stock from vested restricted stock awards as consideration for approximately $12.2 million in minimum statutory withholding obligations paid on their behalf.

In August 2019, our Board of Directors approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. As of March 31, 2021, all of the $100 million available for purchase was remaining under the plan.

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

    We were in compliance with all financial covenants as of March 31, 2021.

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

Contractual Obligations

    There have been no material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Annual Report").

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

Second, investors should read the forward looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2020, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other reports filed with the SEC.  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

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

    In our European operations, our net Euro asset position at March 31, 2021 was approximately €43.5 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the March 31, 2021 spot rate would impact our consolidated amounts on these balance sheet items by approximately $5.1 million, or 0.7% of these consolidated net assets. We expect that in the future, with the growth of our

European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

    Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 18. Commitments and Contingencies to the Condensed Consolidated Financial Statements, and is incorporated herein by reference.

Item 1A.Risk Factors

    In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the first quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
01/01/2021 — 01/31/2021	—	$—	—	$100,000,000
02/01/2021 — 02/28/2021	—	$—	—	$100,000,000
03/01/2021 — 03/31/2021	—	$—	—	$100,000,000
First quarter of 2021 total	—	$—	—	$100,000,000
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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	May 7, 2021
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