Form 10-Q
period 2021-06-30
ICU MEDICAL INC/DE
filed 2021-08-04
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2021
Common	21,207,648

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2021

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$462,037	$396,097
Short-term investment securities	14,661	14,687
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	476,698	410,784
Accounts receivable, net of allowance for doubtful accounts of $14,590 at June 30, 2021 and $21,490 at December 31, 2020	120,782	124,093
Inventories	299,610	314,928
Prepaid income tax	38,285	29,480
Prepaid expenses and other current assets	37,979	41,492
TOTAL CURRENT ASSETS	973,354	920,777

PROPERTY AND EQUIPMENT, net	458,785	466,628
OPERATING LEASE RIGHT-OF-USE ASSETS	43,315	46,571
LONG-TERM INVESTMENT SECURITIES	15,670	12,974
GOODWILL	32,927	33,001
INTANGIBLE ASSETS, net	189,620	197,231
DEFERRED INCOME TAXES	31,120	31,034
OTHER ASSETS	58,051	55,475
TOTAL ASSETS	$1,802,842	$1,763,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,782	$71,864
Accrued liabilities	85,283	97,021
Income tax liability	2,299	303
Contingent earn-out liability	26,300	26,300
TOTAL CURRENT LIABILITIES	183,664	195,488

OTHER LONG-TERM LIABILITIES	42,951	47,835
DEFERRED INCOME TAXES	1,663	1,663
INCOME TAX LIABILITY	17,299	16,440
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued — 21,219 shares at June 30, 2021 and 21,058 shares at December 31, 2020 and outstanding — 21,208 shares at June 30, 2021 and 21,058 shares at December 31, 2020	2,122	2,106
Additional paid-in capital	705,582	693,068
Treasury stock, at cost (11,223 and 209 shares, respectively)	(2,269)	(39)
Retained earnings	860,781	808,652
Accumulated other comprehensive loss	(8,951)	(1,522)
TOTAL STOCKHOLDERS' EQUITY	1,557,265	1,502,265
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,802,842	$1,763,691
______________________________________________________
(1) December 31, 2020 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
TOTAL REVENUES	$321,677	$303,379	$639,723	$631,986
COST OF GOODS SOLD	198,148	197,095	403,514	404,287
GROSS PROFIT	123,529	106,284	236,209	227,699
OPERATING EXPENSES:
Selling, general and administrative	73,921	67,242	146,312	139,547
Research and development	11,385	10,279	22,094	21,025
Restructuring, strategic transaction and integration	3,753	6,482	6,636	18,789
Change in fair value of contingent earn-out	—	2,700	—	2,700
Contract settlement	—	25	127	25
TOTAL OPERATING EXPENSES	89,059	86,728	175,169	182,086
INCOME FROM OPERATIONS	34,470	19,556	61,040	45,613
INTEREST EXPENSE	(163)	(771)	(324)	(967)
OTHER INCOME (EXPENSE), net	525	2,053	1,208	(3,427)
INCOME BEFORE INCOME TAXES	34,832	20,838	61,924	41,219
PROVISION FOR INCOME TAXES	(6,434)	(1,930)	(9,795)	(5,477)
NET INCOME	$28,398	$18,908	$52,129	$35,742
NET INCOME PER SHARE
Basic	$1.34	$0.91	$2.46	$1.72
Diluted	$1.31	$0.88	$2.40	$1.66
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	21,200	20,880	21,176	20,831
Diluted	21,703	21,506	21,718	21,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
NET INCOME	$28,398	$18,908	$52,129	$35,742
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of taxes of $(111) and $356 for the three months ended June 30, 2021 and 2020, respectively, and $(409) and $(577) for the six months ended June 30, 2021 and 2020, respectively	(352)	1,126	(1,296)	(1,826)
Foreign currency translation adjustment, net of taxes of $— for all periods	1,302	4,604	(6,156)	(5,872)
Other adjustments, net of taxes of $— for all periods	12	4	23	(78)
Other comprehensive income (loss), net of taxes	962	5,734	(7,429)	(7,776)
TOTAL COMPREHENSIVE INCOME	$29,360	$24,642	$44,700	$27,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2021	21,058	$2,106	$693,068	$(39)	$808,652	$(1,522)	$1,502,265
Issuance of restricted stock and exercise of stock options	198	16	2,496	2,352	—	—	4,864
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(7,723)	—	—	(7,723)
Stock compensation	—	—	6,022	—	—	—	6,022
Other comprehensive loss, net of tax	—	—	—	—	—	(8,391)	(8,391)
Net income	—	—	—	—	23,731	—	23,731
Balance, March 31, 2021	21,219	$2,122	$701,586	$(5,410)	$832,383	$(9,913)	$1,520,768
Issuance of restricted stock and exercise of stock options	—	—	(2,685)	3,237	—	—	552
Tax withholding payments related to net share settlement of equity awards	—	—	—	(96)	—	—	(96)
Stock compensation	—	—	6,681	—	—	—	6,681
Other comprehensive income, net of tax	—	—	—	—	—	962	962
Net income	—	—	—	—	28,398	—	28,398
Balance, June 30, 2021	21,219	$2,122	$705,582	$(2,269)	$860,781	$(8,951)	$1,557,265

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2020	20,742	$2,074	$668,947	$(157)	$721,782	$(15,402)	$1,377,244
Issuance of restricted stock and exercise of stock options	155	9	(10,207)	10,758	—	—	560
Tax withholding payments related to net share settlement of equity awards	(64)	—	—	(12,174)	—	—	(12,174)
Stock compensation	—	—	6,939	—	—	—	6,939
Other comprehensive loss, net of tax	—	—	—	—	—	(13,510)	(13,510)
Net income	—	—	—	—	16,834	—	16,834
Balance, March 31, 2020	20,833	$2,083	$665,679	$(1,573)	$738,616	$(28,912)	$1,375,893
Issuance of restricted stock and exercise of stock options	106	11	4,408	1,820	—	—	6,239
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(387)	—	—	(387)
Stock compensation	—	—	5,410	—	—	—	5,410
Other comprehensive income, net of tax	—	—	—	—	—	5,734	5,734
Net income	—	—	—	—	18,908	—	18,908
Balance, June 30, 2020	20,937	$2,094	$675,497	$(140)	$757,524	$(23,178)	$1,411,797

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,129	$35,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,319	42,575
Amortization of right-of-use assets	4,780	4,527
Provision for doubtful accounts	342	162
Provision for warranty and returns	(345)	(1,221)
Stock compensation	12,703	12,349
Loss on disposal of property and equipment and other assets	829	1,078
Bond premium amortization	364	85
Debt issuance costs amortization	144	144
Change in fair value of contingent earn-out	—	2,700
Product-related charges	—	2,626
Usage of spare parts	5,356	5,045
Other	1,574	1,615
Changes in operating assets and liabilities:
Accounts receivable	2,078	5,293
Inventories	13,368	8,481
Prepaid expenses and other assets	759	(9,333)
Other assets	(7,632)	(7,223)
Accounts payable	(1,648)	(23,305)
Accrued liabilities	(17,068)	(15,257)
Income taxes, including excess tax benefits and deferred income taxes	(5,970)	2,657
Net cash provided by operating activities	106,082	68,740
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,693)	(38,517)
Proceeds from sale of asset	203	147
Intangible asset additions	(4,136)	(4,104)
Purchases of investment securities	(10,034)	(7,082)
Proceeds from sale of investment securities	7,000	16,400
Net cash used in investing activities	(36,660)	(33,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	—	150,000
Proceeds from exercise of stock options	5,416	6,799
Payments on finance leases	(296)	(116)
Tax withholding payments related to net share settlement of equity awards	(7,819)	(12,561)
Net cash (used in) provided by financing activities	(2,699)	144,122
Effect of exchange rate changes on cash	(783)	(2,242)
NET INCREASE CASH AND CASH EQUIVALENTS	65,940	177,464
CASH AND CASH EQUIVALENTS, beginning of period	396,097	268,670
CASH AND CASH EQUIVALENTS, end of period	$462,037	$446,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Six months ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$1,857	$9,775

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

Note 3: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $3.8 million and $6.6 million for the three and six months ended June 30, 2021 respectively, as compared to $6.5 million and $18.8 million for the three and six months ended June 30, 2020 respectively.

Restructuring

    During the three and six months ended June 30, 2021 restructuring charges were $0.1 million and $0.1 million, respectively. During the three and six months ended June 30, 2020 restructuring charges were $0.9 million and $8.1 million, respectively. Restructuring charges for the three and six months ended June 30, 2021 were primarily related to severance charges. Restructuring charges for the three and six months ended June 30, 2020 were primarily related to severance charges and costs related to office and other facility closures. Restructuring charges are included in the above restructuring, strategic transaction and integration expenses in our condensed consolidated statement of operations.

    The following table summarizes the details of changes in our restructuring-related accrual for the period ended June 30, 2021 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accrued Balance January 1, 2021	Charges Incurred	Payments	Currency Translation	Accrued Balance June 30, 2021
Severance pay and benefits	$1,858	$143	$(695)	$28	$1,334
Facility closure expenses	1,563	—	—	39	1,602
	$3,421	$143	$(695)	$67	$2,936

Strategic transaction and integration expenses

    We incurred and expensed $3.7 million and $6.5 million in strategic transaction and integration expenses during the three and six months ended June 30, 2021, as compared to $5.6 million and $10.7 million during the three and six months ended June 30, 2020, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statement of operations. The strategic transaction and integration expenses during the three and six months ended June 30, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer and one-time costs incurred to comply with regulatory initiatives. The strategic transaction and integration expenses during the three and six months ended June 30, 2020 were primarily related to the integration of the HIS business acquired in 2017 from Pfizer, which included the migration of IT systems at our Austin facility.

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

Revenue disaggregated

    The following table represents our revenues disaggregated by geography (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Geography	2021	2020	2021	2020
Europe, the Middle East and Africa	$37,761	$28,583	$72,560	$66,511
Other Foreign	59,249	66,572	115,145	127,093
Total Foreign	97,010	95,155	187,705	193,604
United States	224,667	208,224	452,018	438,382
Total Revenues	$321,677	$303,379	$639,723	$631,986

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table represents our revenues disaggregated by product (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Product line	2021	2020	2021	2020
Infusion Consumables	$136,200	$110,993	$262,569	$234,500
Infusion Systems	84,661	91,088	168,995	179,468
IV Solutions	88,421	89,178	182,597	193,469
Critical Care	12,395	12,120	25,562	24,549
Total Revenues	$321,677	$303,379	$639,723	$631,986

Contract balances

    The following table presents our changes in the contract balances for the six months ended June 30, 2021 and 2020 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2021	$(6,430)
Equipment revenue recognized	4,754
Equipment revenue deferred due to implementation	(5,435)
Software revenue recognized	4,355
Software revenue deferred due to implementation	(2,212)
Ending balance, June 30, 2021	$(4,968)

Beginning balance, January 1, 2020	$(4,855)
Equipment revenue recognized	3,263
Equipment revenue deferred due to implementation	(10,347)
Software revenue recognized	3,340
Software revenue deferred due to implementation	(3,643)
Ending balance, June 30, 2020	$(12,242)

    As of June 30, 2021, revenue from remaining performance obligations related to implementation of software and equipment is $3.7 million. We expect to recognize substantially all of this revenue within the next three to six months dependent on implementation restrictions due to the novel coronavirus and its variants ("COVID-19"). Revenue from remaining performance obligations related to annual software licenses is $1.3 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

    The following table presents the components of our lease cost (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2021	2020	2021	2020
Operating lease cost	$2,822	$2,776	$5,657	$5,567

Finance lease cost - interest	32	26	63	32

Finance lease cost - amortization of ROU asset	166	102	317	126

Short-term lease cost	6	73	9	128

Total lease cost	$3,026	$2,977	$6,046	$5,853

Interest expense on our finance leases is included in other income (expense), net in our condensed consolidated statement of operations. The amortization of the operating and finance ROU asset is included in selling, general and administrative expenses in our condensed consolidated statement of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	For the six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,657	$4,706
Operating cash flows from finance leases	$63	$32

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,282	$20,175
Finance leases	$332	$2,815

    The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2021	As of December 31, 2020
Operating leases
Operating lease right-of-use assets	$43,315	$46,571

Accrued liabilities	$8,846	$8,740
Other long-term liabilities	37,636	41,019
Total operating lease liabilities	$46,482	$49,759

Weighted Average Remaining Lease Term
Operating leases	6.3 years	6.7 years

Weighted Average Discount Rate
Operating leases	4.99%	5.02%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of June 30, 2021	As of December 31, 2020
Financing leases
Financing lease right-of-use assets	$2,861	$2,915

Accrued liabilities	$624	$554
Other long-term liabilities	2,284	2,388
Total financing lease liabilities	$2,908	$2,942

Weighted Average Remaining Lease Term
Financing leases	5.9 years	6.4 years

Weighted Average Discount Rate
Financing leases	4.28%	4.27%

    As of June 30, 2021, the maturities of our operating and financing lease liabilities for each of the next five years is approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$5,568	$367
2022	10,395	733
2023	9,192	733
2024	8,348	419
2025	5,023	219
2026	4,747	189
Thereafter	10,649	615
Total Lease Payments	53,922	3,275
Less imputed interest	(7,440)	(367)
Total	$46,482	$2,908

Note 6:     Net Income Per Share

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. There were 12,107 and 57,091 anti-dilutive securities for the three months ended June 30, 2021 and 2020, respectively. There were 12,080 and 15,045 anti-dilutive securities for the six months ended June 30, 2021 and 2020, respectively.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$28,398	$18,908	$52,129	$35,742
Weighted-average number of common shares outstanding (for basic calculation)	21,200	20,880	21,176	20,831
Dilutive securities	503	626	542	714
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,703	21,506	21,718	21,545
EPS — basic	$1.34	$0.91	$2.46	$1.72
EPS — diluted	$1.31	$0.88	$2.40	$1.66

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

    In March 2020, we entered into a one-year cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). The total notional amount of this outstanding derivative as of June 30, 2021 was approximately 218.4 million MXN. The term of the one-year contract is November 3, 2020 to December 1, 2021. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

    In November 2018, we entered into a one-year cross-currency par forward contract that hedges of a portion of our Mexico forecasted expenses denominated in MXN. The term of the one-year hedge was November 1, 2019 to November 3, 2020. The derivative instrument matured in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

    The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives
	Condensed Consolidated Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$1,849	$3,555
Total derivatives designated as cash flow hedging instruments		$1,849	$3,555

    The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$903	$(219)	$1,744	$473

    We recognized the following gains (losses) on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended June 30,			Three months ended June 30,

	2021	2020	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	2021	2020
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$441	$1,262	Cost of goods sold	$903	$(219)
Total derivatives designated as cash flow hedging instruments	$441	$1,262		$903	$(219)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Six months ended June 30,			Six months ended June 30,

	2021	2020	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2021	2020
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$39	$(1,930)	Cost of goods sold	$1,744	$473
Total derivatives designated as cash flow hedging instruments	$39	$(1,930)		$1,744	$473
As of June 30, 2021, we expect approximately $1.8 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next six months concurrent with the underlying hedged transactions also being reported in net income.

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

Earn-out Liability

    In 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer was entitled to receive between $191.3 million and $225.0 million in additional cash consideration based on the achievement of certain performance targets for the combined company for the three years ending December 31, 2019. The initial fair value of the earn-out was determined by employing a Monte Carlo simulation in a risk neutral framework. The underlying simulated variable was adjusted EBITDA. The adjusted EBITDA volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital ("WACC") less the long term risk free rate. The initial value assigned to the contingent consideration was a result of forecasted product demand of our HIS business. At each reporting date subsequent to the acquisition we remeasured the earn-out using the same methodology above and recognized any changes in value. As of December 31, 2019, we determined that we did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. Pfizer disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met, therefore the dispute is being resolved by binding arbitration. As of this filing, we expect the arbitrator to render a decision on this matter in August 2021. Given the uncertainty of any arbitration, it may be possible that we will incur a loss with regards to this matter. If we are unsuccessful in arbitration such that it is determined that we met the necessary performance targets for any of the HIS earn-out liability, we will be obligated to pay Pfizer between $191.3 million and $225.0 million in additional cash consideration.

In the fourth quarter of 2019, we recognized an earn-out liability related to the acquisition of Pursuit Vascular, Inc. ("Pursuit"). Pursuit's former equity holders are entitled up to $50.0 million in additional cash consideration contingent upon the achievement of certain sales and gross profit targets for specific customers. The earn-out is calculated as a percentage of gross profit achieved during the earn-out period against a pre-determined target gross profit, not to exceed $50.0 million. During the earn-out period, we used a Monte Carlo simulation model to determine the fair value of the earn-out liability. The Monte Carlo

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
simulation model utilizes multiple input variables to determine the value of the earn-out liability including historical volatility, a risk free interest rate, counter party credit risk and projected future gross profit (see the simulation input table below related to Pursuit). The historical volatility is based on the median of ICU and a certain peer group. The risk-free interest rate is equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that is commensurate with the term of the earn-out. The counter party credit risk is based on a synthetic credit rating of B1. As of June 30, 2021, the earn-out measurement period had ended. Based on the actual sales and gross profit achieved during the measurement period, we calculated the actual earn-out amount to be $26.3 million. Pursuit's former equity holders are entitled to an earn-out review period during which they may dispute the final earn-out amount. Assuming Pursuit's former equity holders accept out calculation, we expect to pay the $26.3 million earn-out during the third quarter of 2021. Our contingent earn-out liability is separately stated in our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Pursuit
Earn-out Liability
Accrued balance, January 1, 2021	$26,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2021	$26,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, June 30, 2021	$26,300

Pursuit
Earn-out Liability
Accrued balance, January 1, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	2,700
Accrued balance, June 30, 2020	$20,000

    The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities during the earn-out measurement period:

Pursuit Earn-out

Simulation Input	As of December 31, 2020	As of June 30, 2020
Revenue/Gross Profit Volatility	25.00%	30.00%
Discount Rate	12.50%	12.50%
Risk Free Rate	0.09%	0.16%
Counter Party Risk	3.10%	6.30%

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements at June 30, 2021
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$14,661	$—	$14,661	$—
Long-term	15,670	—	15,670	—
Foreign exchange forwards:
Prepaid expenses and other current assets	1,849	—	1,849	—
Total Assets	$32,180	$—	$32,180	$—

Liabilities:
Earn-out liability	$26,300	$—	$—	$26,300
Total Liabilities	$26,300	$—	$—	$26,300

	Fair value measurements at December 31, 2020
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$14,687	$—	$14,687	$—
Long-term	12,974	—	12,974	—
Foreign exchange forwards:
Prepaid expenses and other current assets	3,555	—	3,555	—
Total Assets	$31,216	$—	$31,216	$—

Liabilities:
Earn-out liability	$26,300	$—	$—	$26,300
Total Liabilities	$26,300	$—	$—	$26,300

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

    Our short investment securities consisted of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2021
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,661	$—	$14,661
Long-term corporate bonds	15,670	—	15,670
Total investment securities	$30,331	$—	$30,331

	As of December 31, 2020
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,687	$—	$14,687
Long-term corporate bonds	12,974	—	12,974
Total investment securities	$27,661	$—	$27,661

Note 10:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Other prepaid expenses and receivables	$17,705	$14,964
Deferred costs	4,341	6,402
Prepaid insurance and property taxes	3,099	6,178
VAT/GST receivable	3,519	3,676
Deferred tax charge	4,053	3,542
Foreign exchange forward contract	1,849	3,555
Deposits	1,349	1,353
Other	2,064	1,822
	$37,979	$41,492

Note 11: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs consist of those costs directly attributable to products prior to sale including among other things raw material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$119,424	$126,499
Work in process	37,571	33,053
Finished goods	142,615	155,376
Total inventories	$299,610	$314,928

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Machinery and equipment	$301,573	$291,331
Land, building and building improvements	242,163	241,199
Molds	60,381	60,381
Computer equipment and software	99,408	98,311
Furniture and fixtures	7,711	7,767
Instruments placed with customers(1)	97,095	90,383
Construction in progress	57,250	53,724
Total property and equipment, cost	865,581	843,096
Accumulated depreciation	(406,796)	(376,468)
Property and equipment, net	$458,785	$466,628
______________________________
(1) Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

    Depreciation expense was $16.3 million and $32.7 million for the three and six months ended June 30, 2021, respectively, as compared to $15.8 million and $31.0 million for the three and six months ended June 30, 2020, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2021	$33,001
Currency translation	(74)
Balance as of June 30, 2021	$32,927

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	June 30, 2021
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$26,083	$15,889	$10,194
Customer contracts	12	10,390	6,023	4,367
Non-contractual customer relationships	9	57,817	29,947	27,870
Trademarks	4	425	425	—
Trade name	15	18,266	4,117	14,149
Developed technology	13	152,893	43,177	109,716
Non-compete	3	2,500	1,389	1,111
Total amortized intangible assets		$268,374	$100,967	$167,407

Internally developed software*		$22,213		$22,213

Total intangible assets		$290,587	$100,967	$189,620
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted Average	December 31, 2020
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$24,797	$15,056	$9,741
Customer contracts	12	10,365	5,852	4,513
Non-contractual customer relationships	9	58,061	26,711	31,350
Trademarks	4	425	425	—
Trade name	15	18,270	3,500	14,770
Developed technology	13	152,893	36,927	115,966
Non-compete	3	2,500	972	1,528
Total amortized intangible assets		$267,311	$89,443	$177,868

Internally developed software*		$19,363		$19,363

Total intangible assets		$286,674	$89,443	$197,231
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three and six months ended June 30, 2021, respectively, intangible asset amortization expense was $5.8 million and $11.6 million, respectively, as compared to $5.8 million and $11.6 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2021	$12,052
2022	22,877
2023	21,854
2024	21,765
2025	16,094
2026	15,188
Thereafter	57,577
Total	$167,407

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Salaries and benefits	$27,708	$25,786
Incentive compensation	14,779	27,023
Operating lease liability-ST	8,846	8,740
Accrued sales taxes	2,024	2,146
Restructuring accrual	2,936	3,421
Deferred revenue	5,358	5,566
Accrued other taxes	2,418	3,540
Accrued professional fees	596	1,273
Legal accrual	852	900
Distribution fees	4,862	5,300
Warranties and returns	487	1,027
Accrued freight	7,576	6,784
Other	6,841	5,515
	$85,283	$97,021

Other long-term liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Operating lease liability-LT	$37,636	$41,019
Benefits	1,150	1,183
Accrued rent	1,397	1,462
Contract liabilities-LT	270	337
Financing lease liability-LT	2,284	2,388
Other	214	1,446
	$42,951	$47,835

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 18% and 16% for the three and six months ended June 30, 2021, respectively, as compared to 9% and 13% for the three and six months ended June 30, 2020, respectively.

    The effective tax rate for the three and six months ended June 30, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three and six months ended June 30, 2021 included a discrete tax benefit of $0.4 million and $2.2 million, respectively, related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The effective tax rate for the three and six months ended June 30, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI, FDII and tax credits. The effective tax rate during the three and six months ended June 30, 2020 included a discrete tax benefit of $3.0 million and $3.5 million, respectively, related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

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

    As of June 30, 2021, we had no borrowings and $150.0 million of availability under the Credit Facility. Principal payments on the revolving Credit Facility are made at our discretion with the unpaid amount due at maturity. The Credit Facility matures on November 8, 2022. Interest on borrowings under the Credit Facility, at our option, is based on the Base Rate plus applicable margin or the London Interbank Offered Rate ("LIBOR") plus applicable margin, see further details in Part II, Item 8, of our 2020 Annual Report on Form 10-K.

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

     We were in compliance with all financial covenants as of June 30, 2021.

Note 17: Stockholders' Equity

Treasury Stock

    In August 2019, our Board of Directors approved a new share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. During the six months ended June 30, 2021, we did not purchase any shares of our common stock under our stock purchase plans. As of June 30, 2021, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

    For the six months ended June 30, 2021, we withheld 37,882 shares of our common stock from employee vested restricted stock units in consideration for $7.8 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. For the six months ended June 30, 2020, we withheld 65,392 shares of our common stock from employee vested restricted stock units in consideration for $12.6 million in payments made on the employee's behalf for

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive (Loss) Income

    The components of accumulated other comprehensive (loss) income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2021	$(4,381)	$2,784	$75	$(1,522)
Other comprehensive (loss) income before reclassifications	(7,458)	(306)	12	(7,752)
Amounts reclassified from AOCI	—	(639)	—	(639)
Other comprehensive (loss) income	(7,458)	(945)	12	(8,391)
Balance as of March 31, 2021	$(11,839)	$1,839	$87	$(9,913)
Other comprehensive income before reclassifications	1,302	335	12	1,649
Amounts reclassified from AOCI	—	(687)	—	(687)
Other comprehensive income	1,302	(352)	12	962
Balance as of June 30, 2021	$(10,537)	$1,487	$99	$(8,951)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2020	$(17,310)	$1,880	$28	$(15,402)
Other comprehensive loss before reclassifications	(10,477)	(2,426)	(81)	(12,984)
Amounts reclassified from AOCI	—	(526)	—	(526)
Other comprehensive loss	(10,477)	(2,952)	(81)	(13,510)
Balance as of March 31, 2020	$(27,787)	$(1,072)	$(53)	$(28,912)
Other comprehensive income before reclassifications	4,604	960	4	5,568
Amounts reclassified from AOCI	—	166	—	166
Other comprehensive income	4,604	1,126	4	5,734
Balance as of June 30, 2020	$(23,183)	$54	$(49)	$(23,178)

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies

    During November 2019, we acquired Pursuit. Total consideration for the acquisition includes a potential contractual earn-out of up to $50.0 million, to be paid to former Pursuit equity holders, calculated based upon the achievement of certain performance targets during the earn-out period. As of June 30, 2021, the earn-out measurement period has ended and based on the actual sales and gross profit achieved during the measurement period we calculated the actual earn-out to be $26.3 million. Pursuit's former equity holders are entitled to an earn-out review period, during which they may dispute the final earn-out amount (see Note 8: Fair Value Measurement).

We had a contractual obligation in connection with our 2017 acquisition of HIS, which as of December 31, 2019 we determined did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. Pfizer disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not me, therefore the dispute is being resolved by binding arbitration. As of this filing, we expect the arbitrator to render a decision on this matter in August 2021. Given the uncertainty of any arbitration, it may be possible that we will incur a loss with regards to this matter. If we are unsuccessful in arbitration such that it is determined that we met the necessary performance targets for any of the HIS earn-out liability, we will have to pay between $191.3 million and $225.0 million in additional cash consideration (see Note 8, Fair Value Measurements).

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

    The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$224.7	70%	$208.2	69%	$452.0	71%	$438.4	69%
International	97.0	30%	95.2	31%	187.7	29%	193.6	31%
Total Revenue	$321.7	100%	$303.4	100%	$639.7	100%	$632.0	100%
The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
Product line	2021	2020	2021	2020
Infusion Consumables	42%	37%	41%	37%
Infusion Systems	26%	30%	26%	28%
IV Solutions	28%	29%	29%	31%
Critical Care	4%	4%	4%	4%
	100%	100%	100%	100%

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

Consolidated Results of Operations

    We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and six months ended June 30, 2021 and 2020, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total revenue	100%	100%	100%	100%
Gross margin	38%	35%	37%	36%
Selling, general and administrative expenses	23%	22%	23%	22%
Research and development expenses	4%	3%	3%	3%
Restructuring and strategic transaction	1%	2%	1%	3%
Change in fair value of contingent earn-out	—%	1%	—%	—%
Contract settlement	—%	—%	—%	—%
Total operating expenses	28%	28%	27%	28%
Income from operations	10%	7%	10%	8%
Interest expense	—%	—%	—%	—%
Other income (expense), net	—%	1%	—%	(1)%
Income before income taxes	10%	8%	10%	7%
Provision for income taxes	(2)%	(1)%	(2)%	(1)%
Net income	8%	7%	8%	6%

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

Infusion Consumables

    The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Infusion Consumables	$136.2	$111.0	$25.2	22.7%	$262.6	$234.5	$28.1	12.0%

Infusion Consumables revenue increased for the three and six months ended June 30, 2021, as compared to the same periods in the prior year due to lower hospital census in the second quarter of 2020 driven by the onset of the COVID-19 pandemic, growth in our oncology and renal products, and the impact of foreign exchange. For the three and six months ended June 30, 2021, on a constant currency basis, Infusion Consumables revenue would have been $131.4 million and $254.5 million, respectively, an increase of $20.4 million or 18.4% and $20.0 million or 8.5%, respectively, as compared to the same periods in the prior year.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Infusion Systems	$84.7	$91.1	$(6.4)	(7.0)%	$169.0	$179.5	$(10.5)	(5.8)%

Infusion Systems revenue decreased for the three and six months ended June 30, 2021, as compared to the same periods in the prior year due to large volume pumps sales driven by higher COVID-19-related purchases during the second quarter of 2020 and a decline in our non-large volume pump business. For the three and six months ended June 30, 2021, on a constant currency basis Infusion Systems revenue would have been $83.2 million and $166.5 million, respectively, a decrease of $7.9 million or 8.7% and $13.0 million or 7.2%, respectively, as compared to the same periods in the prior year.

IV Solutions

    The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
IV Solutions	$88.4	$89.2	$(0.8)	(0.9)%	$182.6	$193.5	$(10.9)	(5.6)%

IV Solutions sales was essentially flat for the three months ended June 30, 2021, as compared to the same period in the prior year as growth due to lower hospital census in the second quarter of 2020 driven by the onset of the COVID-19 pandemic, offset by lower contract manufacturing sales to Pfizer in the second quarter of 2021. For the six months ended June 30, 2021, IV Solutions revenue decreased primarily due to lower contract manufacturing sales to Pfizer and customer stocking in the first quarter of the prior year driven by the COVID-19 pandemic.

Critical Care

    The following table summarizes our total Critical Care revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Critical Care	$12.4	$12.1	$0.3	2.5%	$25.5	$24.5	$1.0	4.1%

Critical Care revenue increased for the three and six months ended June 30, 2021, as compared to the same period in the prior year, primarily as a result of the impact of foreign exchange.

Gross Margins

    For the three and six months ended June 30, 2021, gross margins were 38.4% and 36.9%, respectively, as compared to 35.0% and 36.0%, respectively, for the three and six months ended June 30, 2020. The increase in gross margin for the three months ended June 30, 2021, as compared to the same period in the prior year was primarily due to product mix and increased plant volumes, offset by increased costs for raw materials, direct labor and freight. The increase in gross margin for the six months ended June 30, 2021, as compared to the same period in the prior year was primarily due to product mix and increased plant volumes, offset by capitalized manufacturing variances from the shutdown of our Austin plant in the fourth quarter of 2020, additional weather-related costs at our Austin plant during the first quarter of 2021 and increased costs for raw materials, direct labor and freight..

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
SG&A	$73.9	$67.2	$6.7	10.0%	$146.3	$139.5	$6.8	4.9%

SG&A expenses increased for the three and six months ended June 30, 2021, as compared to the same periods in the prior year. For the three months ended June 30, 2021 as compared to the same period in the prior year, compensation expense increased $2.1 million, dealer fees increased $1.6 million and stock compensation increased $1.2 million. Compensation expense increased primarily due to increased headcount and annual compensation merit increases. Dealer fees increased due to an increase in revenue from distributors in the current year. Stock compensation increased in the current period due to a current quarter change in the number of performance shares estimated to vest.

For the six months ended June 30, 2021, as compared to the same period in the prior year, dealer fees increased $3.0 million, compensation increased $2.9 million, and legal expenses increased $1.5 million. Dealer fees increased due to an increase in revenue from distributors in the current year. Compensation expense increased primarily due to increased headcount and annual compensation merit increases. Legal fees increased due to additional services performed in the current year related to various legal matters.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
R&D	$11.4	$10.3	$1.1	10.7%	$22.1	$21.0	$1.1	5.2%

R&D expenses slightly increased for the three and six months ended June 30, 2021, as compared to the same periods in the prior year, due to timing and nature of various R&D projects. R&D expense during both periods primarily relates to compensation and related benefit expenses on current R&D projects.

Restructuring and Strategic Transaction and Integration Expenses

    Restructuring and strategic transaction and integration expenses were $3.8 million and $6.6 million for the three and six months ended June 30, 2021, respectively, as compared to $6.5 million and $18.8 million for the three and six months ended June 30, 2021 and 2020, respectively.

Restructuring charges

    Restructuring charges were $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively, as compared to $0.9 million and $8.1 million for the three and six months ended June 30, 2020, respectively. Restructuring charges for the three and six months ended June 30, 2021 were primarily related to severance costs. Restructuring charges for the three and six months ended June 30, 2020 were primarily related to severance charges and costs related to office and facility closures. We expect to pay our unpaid restructuring charges as of June 30, 2021 by the end of the year.

Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $3.7 million and $6.5 million for the three and six months ended June 30, 2021, respectively, as compared to $5.6 million and $10.7 million for the three and six months ended June 30, 2020, respectively. The strategic transaction and integration expenses during the three and six months ended June 30, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer and one-time costs incurred to comply with regulatory initiatives. The strategic transaction and integration expenses during the three and six months ended June 30, 2020 were primarily related to the integration of the HIS business acquired in 2017 from Pfizer, which included the migration of IT systems at our Austin facility.

Change in Fair Value of Contingent Earn-out

    For the three and six months ended June 30, 2021 there was no change in fair value of the Pursuit earn-out liability for each period, as the underlying forecasts and actual results for those periods did not materially change. For the three and six months ended June 30, 2020, the fair value revaluation of our Pursuit earn-out liability resulted in an increase in value of $2.7 million.

Contract Settlement

    For the six months ended June 30, 2021, we recorded $0.1 million in contract settlement expense.

Interest Expense

    Interest expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, as compared to $0.8 million and $1.0 million for the three and six months ended June 30, 2020, respectively. The three and six months ended June 30, 2021 primarily includes interest expense related to the per annum commitment fee charged on the unused portion of the revolver under our Credit Facility and the amortization of financing costs that were incurred in 2017 in connection with entering into the Credit Facility. During March 2020, we borrowed $150.0 million under our Credit Facility and, accordingly the interest expense for the three and six months ended June 30, 2020 also includes interest incurred on borrowings under the Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Other Income (Expense), net

    Other income (expense) netted to $0.5 million and $1.2 million for the three and six months ended June 30, 2021, respectively, as compared to $2.1 million and ($3.4) million for the three and six months ended June 30, 2020. For the three months ended June 30, 2021, the other income, net was related to $0.7 million of interest income and $0.2 million of miscellaneous income, partially offset by $0.2 million in foreign exchange losses and $0.2 million of loss from disposed assets. For the six months ended June 30, 2021, the other income, net was related to $1.4 million of interest income, $0.4 million of miscellaneous income and $0.3 million in foreign exchange gains, partially offset by $0.8 million of loss from disposed assets. For the three months ended June 30, 2020, the other income, net was primarily related to $1.5 million in foreign exchange gains. For the six months ended June 30, 2020, the other expense, net was primarily related to $4.7 million in foreign exchange losses as a result of the strengthening of the U.S. dollar from the impact of COVID-19 during the first quarter, partially offset by interest income.

Income Taxes

    For the three and six months ended June 30, 2021, income taxes were accrued at an estimated effective tax rate of 18% and 16%, respectively, as compared to 9% and 13%, for the three and six months ended June 30, 2020, respectively.

    The effective tax rate for the three and six months ended June 30, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three and six months ended June 30, 2021 included a tax benefit of $0.4 million and $2.2 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

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

Liquidity and Capital Resources

During the first six months of 2021, our cash, cash equivalents and short and long-term investments increased by $68.6 million from $423.8 million at December 31, 2020 to $492.4 million at June 30, 2021.

Cash Flows from Operating Activities

Our net cash provided by operations for the six months ended June 30, 2021 was $106.1 million. Net income plus adjustments for non-cash net expenses contributed $122.2 million. Net cash used in operations as a result of changes in operating assets and liabilities was $16.1 million. The changes in operating assets and liabilities included a $17.1 million decrease in accrued liabilities, a $7.6 million increase in other assets, $6.0 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $1.6 million decrease in accounts payable. Offsetting these amounts was a $13.4 million decrease in inventories, a $2.1 million decrease in accounts receivables, and a $0.8 million decrease in prepaid expenses and other assets. The decrease in accrued liabilities was primarily due to the payment of annual bonuses. The net changes in income taxes was a result of the timing of payments. The increase in other assets was due to the purchase of spare parts. The decrease in accounts payable was due to the timing of payments. The decrease in inventory was primarily due to the timing of production and customer purchases combined with the reduction in capitalized manufacturing variances. The decrease in accounts receivable is primarily due to collection efforts. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in prepaid insurance, property taxes and deferred costs, offset by an increase in annual software renewals.

Our net cash provided by operations for the six months ended June 30, 2020 was $68.7 million. Net income plus adjustments for non-cash net expenses contributed $107.4 million. Net cash used in operations as a result of changes in operating assets and liabilities was $38.7 million. The changes in operating assets and liabilities included a $23.3 million decrease in accounts payable, a $15.3 million decrease in accrued liabilities, a $9.3 million increase in prepaid expenses and other current assets and a $7.2 million increase in other assets. Offsetting these amounts was a $8.5 million decrease in inventories, a $5.3 million decrease in accounts receivables, and a $2.7 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts payable was due to the timing of payments. The decrease in accrued liabilities was due to the payment of accrued supply chain reorganization costs. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs. The increase in other assets was due to the purchase of spare parts. The decrease in inventory was primarily due to improved inventory management. The decrease in accounts receivable is due to lower sales and collections partially due to decreased demand from hospital customers due to COVID-19. The net changes in income taxes was a result of the timing of payments.

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Six months ended June 30,
	2021	2020	Change
Investing Cash Flows:
Purchases of property and equipment	$(29,693)	$(38,517)	$8,824	(1)
Proceeds from sale of assets	203	147	56
Intangible asset additions	(4,136)	(4,104)	(32)
Purchases of investment securities	(10,034)	(7,082)	(2,952)	(2)
Proceeds from sale of investment securities	7,000	16,400	(9,400)	(3)
Net cash used in investing activities	$(36,660)	$(33,156)	$(3,504)
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

    While we can provide no assurances, we estimate that our capital expenditures in 2021 will be approximately $70.0 million to $80.0 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in the U.S., Costa Rica, and Mexico to support new and existing products and in infusion pumps that are placed with customers outside the U.S. We expect to use our cash and cash equivalents to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Six months ended June 30,
	2021	2020	Change
Financing Cash Flows:
Proceeds from short-term debt	$—	$150,000	$(150,000)	(1)
Proceeds from exercise of stock options	5,416	6,799	(1,383)	(2)
Payments on finance leases	(296)	(116)	(180)
Tax withholding payments related to net share settlement of equity awards	(7,819)	(12,561)	4,742	(3)
Net cash (used in) provided by financing activities	$(2,699)	$144,122	$(146,821)
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
(3) During the six months ended June 30, 2021, our employees surrendered 37,882 shares of our common stock from vested restricted stock awards as consideration for approximately $7.8 million in minimum statutory withholding obligations paid on their behalf. During the six months ended June 30, 2020, our employees surrendered 65,392 shares of our common stock from vested restricted stock awards as consideration for approximately $12.6 million in minimum statutory withholding obligations paid on their behalf.

In August 2019, our Board of Directors approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. As of June 30, 2021, all of the $100 million available for purchase was remaining under the plan.

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

    We were in compliance with all financial covenants as of June 30, 2021.

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

    In our European operations, our net Euro asset position at June 30, 2021 was approximately €41.1 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the June 30, 2021 spot rate would impact our consolidated amounts on these balance sheet items by approximately $4.9 million, or 1.1% of these consolidated net assets. We expect that in the future, with the growth of our

European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the second quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
04/01/2021 — 04/30/2021	—	$—	—	$100,000,000
05/01/2021 — 05/31/2021	—	$—	—	$100,000,000
06/01/2021 — 06/30/2021	—	$—	—	$100,000,000
Second quarter of 2021 total	—	$—	—	$100,000,000
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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	August 4, 2021
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