Form 10-Q
period 2021-09-30
ICU MEDICAL INC/DE
filed 2021-11-05
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2021
Common	21,239,119

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2021

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30, 2021	December 31, 2020
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$519,485	$396,097
Short-term investment securities	18,009	14,687
TOTAL CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES	537,494	410,784
Accounts receivable, net of allowance for doubtful accounts of $7,126 at September 30, 2021 and $21,490 at December 31, 2020	116,043	124,093
Inventories	291,601	314,928
Prepaid income tax	31,381	29,480
Prepaid expenses and other current assets	34,718	41,492
TOTAL CURRENT ASSETS	1,011,237	920,777

PROPERTY AND EQUIPMENT, net	458,041	466,628
OPERATING LEASE RIGHT-OF-USE ASSETS	40,979	46,571
LONG-TERM INVESTMENT SECURITIES	7,172	12,974
GOODWILL	32,760	33,001
INTANGIBLE ASSETS, net	192,778	197,231
DEFERRED INCOME TAXES	35,585	31,034
OTHER ASSETS	60,799	55,475
TOTAL ASSETS	$1,839,351	$1,763,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,008	$71,864
Accrued liabilities	94,133	97,021
Income tax liability	2,636	303
Contingent earn-out liability	26,300	26,300
TOTAL CURRENT LIABILITIES	185,077	195,488

CONTINGENT EARN-OUT LIABILITY	3,100	—
OTHER LONG-TERM LIABILITIES	40,853	47,835
DEFERRED INCOME TAXES	1,663	1,663
INCOME TAX LIABILITY	18,686	16,440
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value Authorized—500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value — Authorized, 80,000 shares; Issued — 21,238 shares at September 30, 2021 and 21,058 shares at December 31, 2020 and outstanding — 21,238 shares at September 30, 2021 and 21,058 shares at December 31, 2020	2,124	2,106
Additional paid-in capital	711,152	693,068
Treasury stock, at cost (237 and 209 shares, respectively)	(48)	(39)
Retained earnings	891,862	808,652
Accumulated other comprehensive loss	(15,118)	(1,522)
TOTAL STOCKHOLDERS' EQUITY	1,589,972	1,502,265
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,839,351	$1,763,691
______________________________________________________
(1) December 31, 2020 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
TOTAL REVENUES	$336,060	$318,567	$975,783	$950,553
COST OF GOODS SOLD	208,269	204,643	611,783	608,930
GROSS PROFIT	127,791	113,924	364,000	341,623
OPERATING EXPENSES:
Selling, general and administrative	74,815	70,854	221,127	210,401
Research and development	12,238	10,126	34,332	31,151
Restructuring, strategic transaction and integration	2,358	4,114	8,994	22,903
Change in fair value of contingent earn-out	—	4,300	—	7,000
Contract settlement	—	(1,000)	127	(975)
TOTAL OPERATING EXPENSES	89,411	88,394	264,580	270,480
INCOME FROM OPERATIONS	38,380	25,530	99,420	71,143
INTEREST EXPENSE	(168)	(616)	(492)	(1,583)
OTHER (EXPENSE) INCOME, net	(287)	1,252	921	(2,175)
INCOME BEFORE INCOME TAXES	37,925	26,166	99,849	67,385
PROVISION FOR INCOME TAXES	(6,844)	(1,180)	(16,639)	(6,657)
NET INCOME	$31,081	$24,986	$83,210	$60,728
NET INCOME PER SHARE
Basic	$1.47	$1.19	$3.93	$2.91
Diluted	$1.43	$1.16	$3.83	$2.82
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	21,214	20,948	21,189	20,870
Diluted	21,730	21,556	21,735	21,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
NET INCOME	$31,081	$24,986	$83,210	$60,728
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of taxes of $259 and $(321) for the three months ended September 30, 2021 and 2020, respectively, and $668 and $256 for the nine months ended September 30, 2021 and 2020, respectively	(819)	1,016	(2,116)	(810)
Foreign currency translation adjustment, net of taxes of $0 for all periods	(5,360)	6,626	(11,516)	754
Other adjustments, net of taxes of $0 for all periods	12	3	36	(75)
Other comprehensive (loss) income, net of taxes	(6,167)	7,645	(13,596)	(131)
TOTAL COMPREHENSIVE INCOME	$24,914	$32,631	$69,614	$60,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2021	21,058	$2,106	$693,068	$(39)	$808,652	$(1,522)	$1,502,265
Issuance of restricted stock and exercise of stock options	198	16	2,496	2,352	—	—	4,864
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(7,723)	—	—	(7,723)
Stock compensation	—	—	6,022	—	—	—	6,022
Other comprehensive loss, net of tax	—	—	—	—	—	(8,391)	(8,391)
Net income	—	—	—	—	23,731	—	23,731
Balance, March 31, 2021	21,219	$2,122	$701,586	$(5,410)	$832,383	$(9,913)	$1,520,768
Issuance of restricted stock and exercise of stock options	—	—	(2,685)	3,237	—	—	552
Tax withholding payments related to net share settlement of equity awards	—	—	—	(96)	—	—	(96)
Stock compensation	—	—	6,681	—	—	—	6,681
Other comprehensive income, net of tax	—	—	—	—	—	962	962
Net income	—	—	—	—	28,398	—	28,398
Balance, June 30, 2021	21,219	$2,122	$705,582	$(2,269)	$860,781	$(8,951)	$1,557,265
Issuance of restricted stock and exercise of stock options	20	2	(963)	2,511	—	—	1,550
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(290)	—	—	(290)
Stock compensation	—	—	6,533	—	—	—	6,533
Other comprehensive loss, net of tax	—	—	—	—	—	(6,167)	(6,167)
Net income	—	—	—	—	31,081	—	31,081
Balance, September 30, 2021	21,238	$2,124	$711,152	$(48)	$891,862	$(15,118)	$1,589,972

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2020	20,742	$2,074	$668,947	$(157)	$721,782	$(15,402)	$1,377,244
Issuance of restricted stock and exercise of stock options	155	9	(10,207)	10,758	—	—	560
Tax withholding payments related to net share settlement of equity awards	(64)	—	—	(12,174)	—	—	(12,174)
Stock compensation	—	—	6,939	—	—	—	6,939
Other comprehensive loss, net of tax	—	—	—	—	—	(13,510)	(13,510)
Net income	—	—	—	—	16,834	—	16,834
Balance, March 31, 2020	20,833	$2,083	$665,679	$(1,573)	$738,616	$(28,912)	$1,375,893
Issuance of restricted stock and exercise of stock options	106	11	4,408	1,820	—	—	6,239
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(387)	—	—	(387)
Stock compensation	—	—	5,410	—	—	—	5,410
Other comprehensive income, net of tax	—	—	—	—	—	5,734	5,734
Net income	—	—	—	—	18,908	—	18,908
Balance, June 30, 2020	20,937	$2,094	$675,497	$(140)	$757,524	$(23,178)	$1,411,797
Issuance of restricted stock and exercise of stock options	33	3	1,564	220	—	—	1,787
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(260)	—	—	(260)
Stock compensation	—	—	6,265	—	—	—	6,265
Other comprehensive income, net of tax	—	—	—	—	—	7,645	7,645
Net income	—	—	—	—	24,986	—	24,986
Balance, September 30, 2020	20,969	$2,097	$683,326	$(180)	$782,510	$(15,533)	$1,452,220

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,210	$60,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,564	64,037
Noncash lease expense	7,165	6,859
Provision for doubtful accounts	342	2,785
Provision for warranty and returns	752	(1,296)
Stock compensation	19,236	18,614
Loss on disposal of property and equipment and other assets	1,083	1,673
Bond premium amortization	514	126
Debt issuance costs amortization	216	216
Change in fair value of contingent earn-out	—	7,000
Product-related charges	3,380	2,626
Usage of spare parts	9,831	8,391
Other	2,908	2,523
Changes in operating assets and liabilities:
Accounts receivable	3,807	38,933
Inventories	16,510	8,859
Prepaid expenses and other assets	3,557	(6,535)
Other assets	(13,593)	(12,121)
Accounts payable	(10,374)	(38,032)
Accrued liabilities	(8,317)	(20,417)
Income taxes, including excess tax benefits and deferred income taxes	(1,874)	(743)
Net cash provided by operating activities	184,917	144,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,464)	(62,362)
Proceeds from sale of asset	218	154
Intangible asset additions	(10,216)	(6,325)
Investments in non-marketable equity investments	(3,250)	—
Purchases of investment securities	(10,034)	(9,603)
Proceeds from sale of investment securities	12,000	20,900
Net cash used in investing activities	(57,746)	(57,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	—	150,000
Repayment of short-term debt	—	(150,000)
Proceeds from exercise of stock options	6,966	8,586
Payments on finance leases	(448)	(231)
Tax withholding payments related to net share settlement of equity awards	(8,109)	(12,821)
Net cash used in financing activities	(1,591)	(4,466)
Effect of exchange rate changes on cash	(2,192)	(201)
NET INCREASE CASH AND CASH EQUIVALENTS	123,388	82,323
CASH AND CASH EQUIVALENTS, beginning of period	396,097	268,670
CASH AND CASH EQUIVALENTS, end of period	$519,485	$350,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Nine months ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property and equipment	$2,897	$3,633
Non-compete agreement with associated contingent earn-out liability	$3,100	$—

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

Note 3: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $2.4 million and $9.0 million for the three and nine months ended September 30, 2021 respectively, as compared to $4.1 million and $22.9 million for the three and nine months ended September 30, 2020 respectively.

Restructuring

    During the third quarter we adjusted certain facility restructuring liabilities by $2.0 million, shown in the table below under "other adjustments", to reflect actual amounts owed which resulted in net restructuring credits of $(1.9) million and $(1.8) million, for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020 restructuring charges were $0.0 million and $8.1 million, respectively. Restructuring charges for the three and nine months ended September 30, 2020 were primarily related to severance charges and costs related to office and other facility closures. Restructuring charges are included in the above restructuring, strategic transaction and integration expenses in our condensed consolidated statement of operations.

    The following table summarizes the details of changes in our restructuring-related accrual for the period ended September 30, 2021 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accrued Balance January 1, 2021	Charges Incurred	Payments	Currency Translation	Other Adjustments(1)	Accrued Balance September 30, 2021
Severance pay and benefits	$1,858	$143	$(872)	$(3)	$(528)	$598
Facility closure expenses	1,563	—	—	31	(1,429)	165
	$3,421	$143	$(872)	$28	$(1,957)	$763
_______________________________
(1) The estimated liabilities related to a prior year's facility closure restructuring were adjusted to actual amounts owed during the third quarter ended September 30, 2021.

We expect to pay our unpaid restructuring charges as of September 30, 2021 by the end of the year.

Strategic transaction and integration expenses

    We incurred and expensed $4.3 million and $10.8 million in strategic transaction and integration expenses during the three and nine months ended September 30, 2021, as compared to $4.1 million and $14.8 million during the three and nine months ended September 30, 2020, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statement of operations. The strategic transaction and integration expenses during the three months ended September 30, 2021 were primarily related to transaction expenses incurred related to entering into a definitive agreement to acquire Smiths Medical 2020 Limited ("Smiths") (see Note 20: Acquisitions). The strategic transaction and integration expenses for the nine months ended September 30, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer, one-time costs incurred to comply with regulatory initiatives and the transaction costs related to the Smiths transaction. The strategic transaction and integration expenses during the three and nine months ended September 30, 2020 were primarily related to the integration of the HIS business acquired in 2017 from Pfizer, which included the migration of IT systems at our Austin facility.

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

Revenue disaggregated

    The following table represents our revenues disaggregated by geography (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended September 30,		Nine months ended September 30,
Geography	2021	2020	2021	2020
Europe, the Middle East and Africa	$36,239	$32,596	$108,800	$99,107
Other Foreign	54,523	48,525	169,667	175,618
Total Foreign	90,762	81,121	278,467	274,725
United States	245,298	237,446	697,316	675,828
Total Revenues	$336,060	$318,567	$975,783	$950,553

    The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product line	2021	2020	2021	2020
Infusion Consumables	$144,850	$116,054	$407,419	$350,554
Infusion Systems	90,688	88,388	259,683	267,856
IV Solutions	89,237	101,900	271,834	295,369
Critical Care	11,285	12,225	36,847	36,774
Total Revenues	$336,060	$318,567	$975,783	$950,553

Contract balances

    The following table presents our changes in the contract balances for the nine months ended September 30, 2021 and 2020 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2021	$(6,430)
Equipment revenue recognized	7,193
Equipment revenue deferred due to implementation	(8,652)
Software revenue recognized	6,194
Software revenue deferred due to implementation	(2,967)
Ending balance, September 30, 2021	$(4,662)

Beginning balance, January 1, 2020	$(4,855)
Equipment revenue recognized	9,920
Equipment revenue deferred due to implementation	(13,679)
Software revenue recognized	4,715
Software revenue deferred due to implementation	(5,033)
Ending balance, September 30, 2020	$(8,932)

    As of September 30, 2021, revenue from remaining performance obligations related to implementation of software and equipment is $3.3 million. We expect to recognize substantially all of this revenue within the next three to six months dependent on implementation restrictions due to the novel coronavirus and its variants ("COVID-19"). Revenue from remaining performance obligations related to annual software licenses is $1.3 million. We expect to recognize substantially all of this revenue over the next twelve months.

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

    The following table presents the components of our lease cost (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,798	$2,861	$8,455	$8,428

Finance lease cost - interest	29	29	92	62

Finance lease cost - reduction of ROU asset	166	125	478	252

Short-term lease cost	4	74	14	200

Total lease cost	$2,997	$3,089	$9,039	$8,942

Interest expense on our finance leases is included in other income (expense), net in our condensed consolidated statement of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in selling, general and administrative expenses in our condensed consolidated statement of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,461	$7,303
Operating cash flows from finance leases	$29	$62

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,394	$20,264
Finance leases	$373	$2,870

    The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of September 30, 2021	As of December 31, 2020
Operating leases
Operating lease right-of-use assets	$40,979	$46,571

Accrued liabilities	$8,669	$8,740
Other long-term liabilities	35,478	41,019
Total operating lease liabilities	$44,147	$49,759

Weighted Average Remaining Lease Term
Operating leases	6.2 years	6.7 years

Weighted Average Discount Rate
Operating leases	4.98%	5.02%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of September 30, 2021	As of December 31, 2020
Financing leases
Financing lease right-of-use assets	$2,690	$2,915

Accrued liabilities	$624	$554
Other long-term liabilities	2,122	2,388
Total financing lease liabilities	$2,746	$2,942

Weighted Average Remaining Lease Term
Financing leases	5.8 years	6.4 years

Weighted Average Discount Rate
Financing leases	4.27%	4.27%

    As of September 30, 2021, the maturities of our operating and financing lease liabilities for each of the next five years is approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$2,783	$182
2022	10,370	726
2023	9,194	726
2024	8,347	421
2025	4,999	225
2026	4,725	189
Thereafter	10,574	615
Total Lease Payments	50,992	3,084
Less imputed interest	(6,845)	(338)
Total	$44,147	$2,746

Note 6:     Net Income Per Share

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. There were 12,235 and 14,017 anti-dilutive securities for the three months ended September 30, 2021 and 2020, respectively. There were 12,132 and 12,182 anti-dilutive securities for the nine months ended September 30, 2021 and 2020, respectively.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$31,081	$24,986	$83,210	$60,728
Weighted-average number of common shares outstanding (for basic calculation)	21,214	20,948	21,189	20,870
Dilutive securities	516	608	546	691
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	21,730	21,556	21,735	21,561
EPS — basic	$1.47	$1.19	$3.93	$2.91
EPS — diluted	$1.43	$1.16	$3.83	$2.82

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

    In March 2020, we entered into a one-year cross-currency par forward contract that extends our current hedge of a portion of our Mexico forecasted expenses denominated in Pesos ("MXN"). The total notional amount of this outstanding derivative as of September 30, 2021 was approximately 109.2 million MXN. The term of the one-year contract is November 3, 2020 to December 1, 2021. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

    In November 2018, we entered into a one-year cross-currency par forward contract that hedges of a portion of our Mexico forecasted expenses denominated in MXN. The term of the one-year hedge was November 1, 2019 to November 3, 2020. The derivative instrument matured in equal monthly amounts at a fixed forward rate of 22.109 MXN/USD.

    The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives
	Condensed Consolidated Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contract:
	Prepaid expenses and other current assets	$772	$3,555
Total derivatives designated as cash flow hedging instruments		$772	$3,555

    The following table presents the gain (loss) affecting the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Line Item in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020
Derivatives designated as cash flow hedging instruments
Foreign exchange forward contracts	Cost of goods sold	$968	$(49)	$2,713	$423

    We recognized the following gains (losses) on our foreign exchange contracts designated as a cash flow hedge (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income
	Three months ended September 30,			Three months ended September 30,

	2021	2020	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	2021	2020
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$(109)	$1,287	Cost of goods sold	$968	$(49)
Total derivatives designated as cash flow hedging instruments	$(109)	$1,287		$968	$(49)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Income
	Nine months ended September 30,			Nine months ended September 30,

	2021	2020	Location of Gain Reclassified From Accumulated Other Comprehensive Income into Income	2021	2020
Derivatives designated as cash flow hedges:
Foreign exchange forward contract	$(70)	$(642)	Cost of goods sold	$2,713	$423
Total derivatives designated as cash flow hedging instruments	$(70)	$(642)		$2,713	$423
As of September 30, 2021, we expect approximately $0.7 million of the deferred gains on the outstanding derivatives in accumulated other comprehensive income to be reclassified to net income during the next three months concurrent with the underlying hedged transactions also being reported in net income.

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

Earn-out Liability

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out payment shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of September 30, 2021, the fair value of the contingent earn-out is estimated at $3.1 million. The estimated fair value of the contingent earn-out was calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met.

    In the fourth quarter of 2019, we recognized an earn-out liability related to the acquisition of Pursuit Vascular, Inc. ("Pursuit"). Pursuit's former equity holders were entitled up to $50.0 million in additional cash consideration contingent upon the achievement of certain sales and gross profit targets for specific customers. The earn-out was calculated as a percentage of gross profit achieved during the earn-out period against a pre-determined target gross profit, not to exceed $50.0 million. During the earn-out period, we used a Monte Carlo simulation model to determine the fair value of the earn-out liability. The Monte Carlo simulation model utilized multiple input variables to determine the value of the earn-out liability including historical volatility, a risk free interest rate, counter party credit risk and projected future gross profit (see the simulation input table below related to Pursuit). The historical volatility was based on the median of ICU and a certain peer group. The risk-free interest rate was equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that was commensurate with the term of the earn-out. The counter party credit risk was based on a synthetic credit rating of B1. As of June 30, 2021, the earn-out measurement period ended. Based on the actual sales and gross profit achieved during the measurement period, we calculated the actual earn-out amount to be $26.3 million. The $26.3 million earn-out calculation was finalized and accepted by

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pursuit's former equity holders and was paid out in October 2021. The Pursuit earn-out liability was transferred out of Level 3 and into Level 2 as the amount of the actual payment in known.

Our contingent earn-out liabilities are separately stated in our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2021	$26,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2021	$26,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, June 30, 2021	$26,300
Contingent earn-out - non-compete arrangement	3,100
Transfer of Pursuit earn-out liability into Level 2	(26,300)
Accrued balance, September 30, 2021	$3,100

Earn-out Liability
Accrued balance, January 1, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2020	$17,300
Change in fair value of earn-out (included in income from operations as a separate line item)	2,700
Accrued balance, June 30, 2020	$20,000
Change in fair value of earn-out (included in income from operations as a separate line item)	4,300
Accrued balance, September 30, 2020	$24,300

    The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities during the earn-out measurement period:

Pursuit Earn-out

Simulation Input	As of December 31, 2020	As of September 30, 2020
Revenue/Gross Profit Volatility	25.00%	35.00%
Discount Rate	12.50%	12.50%
Risk Free Rate	0.09%	0.12%
Counter Party Risk	3.10%	4.50%

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements at September 30, 2021
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$18,009	$—	$18,009	$—
Long-term	7,172	—	7,172	—
Foreign exchange forwards:
Prepaid expenses and other current assets	772	—	772	—
Total Assets	$25,953	$—	$25,953	$—

Liabilities:
Earn-out liability	$29,400	$—	$26,300	$3,100
Total Liabilities	$29,400	$—	$26,300	$3,100

	Fair value measurements at December 31, 2020
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available for sale securities:
Short-term	$14,687	$—	$14,687	$—
Long-term	12,974	—	12,974	—
Foreign exchange forwards:
Prepaid expenses and other current assets	3,555	—	3,555	—
Total Assets	$31,216	$—	$31,216	$—

Liabilities:
Earn-out liability	$26,300	$—	$—	$26,300
Total Liabilities	$26,300	$—	$—	$26,300

Note 9: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities currently consist of short-term and long-term corporate bonds and are considered “investment grade” and carried at fair value. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized losses on available-for-sale securities are charged against net earnings when a decline in fair value is determined to be other than temporary. Our management reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and for equity investments, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in investment income in other income (expense), net on our condensed consolidated statements of operations. There have been no realized gains or losses on their disposal. Realized gains and losses are accounted for on the specific identification method. The scheduled maturities of the debt securities are between 2021 and 2024. All short-term investment securities are callable within one year.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our short and long-term investments in available-for-sale securities consisted of the following (in thousands):

	As of September 30, 2021
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$18,009	$—	$18,009
Long-term corporate bonds	7,172	—	7,172
Total investment securities	$25,181	$—	$25,181

	As of December 31, 2020
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,687	$—	$14,687
Long-term corporate bonds	12,974	—	12,974
Total investment securities	$27,661	$—	$27,661

Investments in Non-Marketable Equity Securities

In September 2021, we acquired approximately a 20% non-marketable equity interest in a nonpublic company and entered into a three-year distribution agreement where we have the exclusive rights to market, sell and distribute the company's products in exchange for a cash payment of $3.3 million. In addition, we were granted an exclusive license for all of the sellers intellectual property. At the expiration of the distribution agreement we have the right but not the obligation to acquire the remaining interest in the business.

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intercompany transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We record our share of the investee's income or (loss) on a one quarter lag. We report our proportionate share of the investee's income or (loss) resulting from this investment in "other income (expense), net" in our Condensed Consolidated Statements of Operations. The carrying value of our equity method investment is reported in "Other Assets" in our Condensed Consolidated Balance Sheets (see Note 10, Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. We have not recorded any income or (loss) resulting for this investment as of September 30, 2021.

Our non-marketable equity method investments consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Equity method investments	$3,250	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Other prepaid expenses and receivables	$17,175	$14,964
Deferred costs	5,676	6,402
Prepaid insurance and property taxes	968	6,178
VAT/GST receivable	2,562	3,676
Deferred tax charge	4,130	3,542
Foreign exchange forward contract	772	3,555
Deposits	1,317	1,353
Other	2,118	1,822
	$34,718	$41,492

Other assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Pump lease receivables	$27,043	$28,948
Spare parts	26,486	22,725
Equity method investments	3,250	—
Financed lease assets	2,690	2,915
Other	1,330	887
	60,799	55,475

Note 11: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs consist of those costs directly attributable to products prior to sale including among other things raw material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$119,552	$126,499
Work in process	42,312	33,053
Finished goods	129,737	155,376
Total inventories	$291,601	$314,928

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12:     Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Machinery and equipment	$310,651	$291,331
Land, building and building improvements	242,786	241,199
Molds	60,380	60,381
Computer equipment and software	99,781	98,311
Furniture and fixtures	7,686	7,767
Instruments placed with customers(1)	96,499	90,383
Construction in progress	61,890	53,724
Total property and equipment, cost	879,673	843,096
Accumulated depreciation	(421,632)	(376,468)
Property and equipment, net	$458,041	$466,628
______________________________
(1) Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

    Depreciation expense was $16.4 million and $49.1 million for the three and nine months ended September 30, 2021, respectively, as compared to $15.6 million and $46.7 million for the three and nine months ended September 30, 2020, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2021	$33,001
Currency translation	(241)
Balance as of September 30, 2021	$32,760

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average	September 30, 2021
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$26,751	$16,322	$10,429
Customer contracts	12	10,395	6,109	4,286
Non-contractual customer relationships	9	57,403	31,407	25,996
Trademarks	4	425	425	—
Trade name	15	18,259	4,421	13,838
Developed technology	13	152,893	46,291	106,602
Non-compete	3	9,600	1,597	8,003
Total amortized intangible assets		$275,726	$106,572	$169,154

Internally developed software*		$23,624		$23,624

Total intangible assets		$299,350	$106,572	$192,778
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted Average	December 31, 2020
	Amortization Life in Years	Cost	Accumulated Amortization	Net
Patents	10	$24,797	$15,056	$9,741
Customer contracts	12	10,365	5,852	4,513
Non-contractual customer relationships	9	58,061	26,711	31,350
Trademarks	4	425	425	—
Trade name	15	18,270	3,500	14,770
Developed technology	13	152,893	36,927	115,966
Non-compete	3	2,500	972	1,528
Total amortized intangible assets		$267,311	$89,443	$177,868

Internally developed software*		$19,363		$19,363

Total intangible assets		$286,674	$89,443	$197,231
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three and nine months ended September 30, 2021, respectively, intangible asset amortization expense was $5.8 million and $17.4 million, respectively, as compared to $5.8 million and $17.4 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2021	$6,858
2022	25,311
2023	24,289
2024	23,607
2025	16,025
2026	15,255
Thereafter	57,809
Total	$169,154

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Salaries and benefits	$26,514	$25,786
Incentive compensation	23,651	27,023
Operating lease liability-ST	8,669	8,740
Accrued sales taxes	2,704	2,146
Restructuring accrual	763	3,421
Deferred revenue	5,539	5,566
Accrued other taxes	3,627	3,540
Accrued professional fees	676	1,273
Legal accrual	1,362	900
Distribution fees	5,555	5,300
Warranties and returns	407	1,027
Accrued freight	8,384	6,784
Other	6,282	5,515
	$94,133	$97,021

Other long-term liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Operating lease liability-LT	$35,478	$41,019
Benefits	1,109	1,183
Accrued rent	1,312	1,462
Contract liabilities-LT	236	337
Financing lease liability-LT	2,122	2,388
Other	596	1,446
	$40,853	$47,835

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 18% and 17% for the three and nine months ended September 30, 2021, respectively, as compared to 5% and 10% for the three and nine months ended September 30, 2020, respectively.

    The effective tax rate for the three and nine months ended September 30, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits and the following discrete items recognized during the interim period:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the three and nine months ended September 30, 2021 of $1.1 million and $3.3 million, respectively.
•U.S. federal return-to-provision adjustments for the year ended December 31, 2020 primarily due to changes in estimates for GILTI, FDII, subpart F, and related foreign tax credits along with other prior period adjustments resulted in a tax provision of $1.1 million.

    The effective tax rate for the three and nine months ended September 30, 2020 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI, FDII, tax credits and the following discrete items recognized during the interim periods:

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

    As of September 30, 2021, we had no borrowings and $150.0 million of availability under the Credit Facility. Principal payments on the revolving Credit Facility are made at our discretion with the unpaid amount due at maturity. The Credit Facility matures on November 8, 2022. Interest on borrowings under the Credit Facility, at our option, is based on the Base Rate plus applicable margin or the London Interbank Offered Rate ("LIBOR") plus applicable margin, see further details in Part II, Item 8, of our 2020 Annual Report on Form 10-K.

We expect to refinance our Credit Facility in full in connection with the consummation of the Smiths acquisition which is expected to close in early 2022. We expect to enter into senior secured credit facilities totaling approximately $2.2 billion at or near the closing of the Smiths acquisition which we anticipate will include a new revolving credit facility of $500.0 million (see Note 20: Acquisitions).

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     We were in compliance with all financial covenants as of September 30, 2021.

Note 17: Stockholders' Equity

Treasury Stock

    In August 2019, our Board of Directors approved a new share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. During the nine months ended September 30, 2021, we did not purchase any shares of our common stock under our stock purchase plans. As of September 30, 2021, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Facility (see Note 16: Long-Term Obligations).

    For the nine months ended September 30, 2021, we withheld 39,371 shares of our common stock from employee vested restricted stock units in consideration for $8.1 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. For the nine months ended September 30, 2020, we withheld 66,749 shares of our common stock from employee vested restricted stock units in consideration for $12.8 million in payments made on the employee's behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises, restricted stock grants and employee stock purchase plan stock purchases.

Accumulated Other Comprehensive (Loss) Income

    The components of accumulated other comprehensive (loss) income ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2021	$(4,381)	$2,784	$75	$(1,522)
Other comprehensive (loss) income before reclassifications	(7,458)	(306)	12	(7,752)
Amounts reclassified from AOCI	—	(639)	—	(639)
Other comprehensive (loss) income	(7,458)	(945)	12	(8,391)
Balance as of March 31, 2021	$(11,839)	$1,839	$87	$(9,913)
Other comprehensive income before reclassifications	1,302	335	12	1,649
Amounts reclassified from AOCI	—	(687)	—	(687)
Other comprehensive income	1,302	(352)	12	962
Balance as of June 30, 2021	$(10,537)	$1,487	$99	$(8,951)
Other comprehensive income before reclassifications	(5,360)	(83)	12	(5,431)
Amounts reclassified from AOCI	—	(736)	—	(736)
Other comprehensive income	(5,360)	(819)	12	(6,167)
Balance as of September 30, 2021	$(15,897)	$668	$111	$(15,118)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2020	$(17,310)	$1,880	$28	$(15,402)
Other comprehensive loss before reclassifications	(10,477)	(2,426)	(81)	(12,984)
Amounts reclassified from AOCI	—	(526)	—	(526)
Other comprehensive loss	(10,477)	(2,952)	(81)	(13,510)
Balance as of March 31, 2020	$(27,787)	$(1,072)	$(53)	$(28,912)
Other comprehensive income before reclassifications	4,604	960	4	5,568
Amounts reclassified from AOCI	—	166	—	166
Other comprehensive income	4,604	1,126	4	5,734
Balance as of June 30, 2020	$(23,183)	$54	$(49)	$(23,178)
Other comprehensive income before reclassifications	6,626	978	3	7,607
Amounts reclassified from AOCI	—	38	—	38
Other comprehensive income	6,626	1,016	3	7,645
Balance as of September 30, 2020	$(16,557)	$1,070	$(46)	$(15,533)

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

Contingencies

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of September 30, 2021, the fair value of the contingent earn-out is estimated at $3.1 million.

    During November 2019, we acquired Pursuit. Total consideration for the acquisition included a potential contractual earn-out of up to $50.0 million, to be paid to former Pursuit equity holders, calculated based upon the achievement of certain performance targets during the earn-out period. As of June 30, 2021, the earn-out measurement period had ended and based on the actual sales and gross profit achieved during the measurement period we calculated the actual earn-out to be $26.3 million. In October 2021, the $26.3 million earn-out was finalized and paid to the former Pursuit equity holders (see Note 8: Fair Value Measurement).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2017, we recognized an earn-out liability upon the acquisition of HIS from Pfizer. Pfizer was entitled to receive between $191.3 million and $225.0 million in additional cash consideration based on the achievement of certain performance targets for the combined company for the three years ending December 31, 2019. As of December 31, 2019 we determined we did not meet the necessary performance targets that would require payout of any of the HIS earn-out liability. Pfizer disputed our determination that the performance targets requiring payout of the HIS earn-out liability were not met, therefore the dispute entered into binding arbitration. In August 2021, the arbitrator concluded that the necessary performance targets that would require payout of the HIS earn-out were not met, and as a result Pfizer is not entitled to any payments in connection with the HIS earn-out liability.

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

Note 20:     Acquisitions

Definitive Agreement to Purchase Smiths Medical 2020 Limited

During September 2021, we entered into a definitive agreement to acquire Smiths Medical 2020 Limited ("Smiths"), the holding company of Smiths Group plc's global medical device business ("Smiths Group"). In accordance with the Share Sale and Purchase Agreement (the "Purchase Agreement") we will purchase the entire issued share capital of Smiths for approximately $1.9 billion in cash, the issuance of 2.5 million fully paid and non-assessable shares of our common stock, par value $0.10 per share and a potential contingent earn-out of $100.0 million in cash, which is to be based upon our common stock achieving a certain volume weighted average price for certain periods from closing to the third or fourth anniversary of closing. The transaction is anticipated to close in early 2022, however closing under the Purchase Agreement is conditional upon the approval of the shareholders of Smiths Group plc, certain antitrust conditions and foreign direct investment conditions, and the termination in accordance with its terms of the sale and purchase agreement between Smiths Group plc and Trulli Bidco Limited.

In connection with entering into the Purchase Agreement, in September 2021, we entered into a debt commitment letter with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Barclays Bank PLC (the “Committed Parties”), pursuant to which, among other things, the Committed Parties will provide to us, at or near closing of the transaction, with senior secured credit facilities of up to $2.0 billion consisting of a term loan A facility of $850.0 million, a term loan B facility of $850 million and a revolving credit facility of $300.0 million. In October 2021, the debt commitment related to the term loan A and revolving credit facility was syndicated to a broader group of Committed Parties. As part of the syndication process, the size of the revolving credit facility was increased from $300.0 million to $500.0 million.

In connection with the issuance of the stock consideration to Smiths, we will at closing enter into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement will impose certain restrictions on Smiths including prohibiting certain transfers of the shares of our Stock issued (i) for 6 months following the closing of the transactions contemplated by the Purchase Agreement and (ii) to certain of our competitors and certain other parties, as well as customary standstill limitations. Under the Shareholders Agreement, Smiths will have the right to designate one individual for election to our board of directors so long as Smiths beneficially owns at least 5% of the total outstanding shares of our common stock.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Definitive Agreement to Purchase Smiths Medical 2020 Limited

In September 2021, we entered into a Share Sale and Purchase Agreement (the "Purchase Agreement") with Smiths Medical 2020 Limited ("Smiths"), the holding company of Smiths Group plc's global medical device business. We will purchase the entire issued share capital of Smiths Medical 2020 Limited for approximately $1.9 billion in cash, a potential contingent earn-out of $100.0 million and the issuance of 2.5 million fully paid and non-assessable shares of our common stock, par value $0.10 per share. In connection with entering into the Purchase Agreement, in September 2021, we entered into a debt commitment letter with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Barclays Bank PLC (the “Committed Parties”), pursuant to which, among other things, the Committed Parties will provide to us, at or near closing of the transaction, with senior secured credit facilities of up to $2.0 billion consisting of a term loan A facility of $850.0 million, a term loan B facility of $850.0 million and a revolving credit facility of $300.0 million. In October 2021, the debt commitment related to the term loan A and revolving credit facility was syndicated to a broader group of Committed Parties. As part of the syndication process, the size of the revolving credit facility was increased from $300.0 million to $500.0 million.

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

Infusion Systems

    We offer a wide range of infusion pumps, dedicated IV sets and software. Our primary Infusion System products are dedicated IV sets and the following:

Infusion Pump Hardware:

◦Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. Plum 360 was named the 2018, 2019 and 2020 Best in KLAS winner as top-performing IV smart pump and is the first medical device to be awarded UL Cybersecurity Assurance Program Certification. Also, in 2021, the Plum 360 won the first ever award as the top-performing Smart Pump EMR-Integrated; and

◦LifeCare PCA™: The LifeCare PCA infusion pump is an ICU Medical MedNet™ ready patient-controlled analgesia pump ("PCA"), providing complete IV-EHR interoperability since 2016.

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

    The following table summarizes our total worldwide revenue by domestic and international markets by amount and as a percentage of total revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Domestic	$245.3	73%	$237.4	75%	$697.3	71%	$675.8	71%
International	90.8	27%	81.2	25%	278.5	29%	274.8	29%
Total Revenue	$336.1	100%	$318.6	100%	$975.8	100%	$950.6	100%

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
Product line	2021	2020	2021	2020
Infusion Consumables	43%	36%	42%	37%
Infusion Systems	27%	28%	27%	28%
IV Solutions	27%	32%	28%	31%
Critical Care	3%	4%	3%	4%
	100%	100%	100%	100%

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

Consolidated Results of Operations

    We present income statement data in Part I, Item 1 - Financial Statements. The following table shows, for the three and nine months ended September 30, 2021 and 2020, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total revenue	100%	100%	100%	100%
Gross margin	38%	36%	37%	36%
Selling, general and administrative expenses	22%	22%	23%	22%
Research and development expenses	4%	3%	4%	3%
Restructuring and strategic transaction	1%	1%	1%	2%
Change in fair value of contingent earn-out	—%	1%	—%	1%
Contract settlement	—%	—%	—%	—%
Total operating expenses	27%	27%	28%	28%
Income from operations	11%	9%	9%	8%
Interest expense	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Income before income taxes	11%	9%	9%	8%
Provision for income taxes	(2)%	—%	(2)%	(1)%
Net income	9%	9%	7%	7%

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

Infusion Consumables

    The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Infusion Consumables	$144.9	$116.1	$28.8	24.8%	$407.5	$350.6	$56.9	16.2%

Infusion Consumables revenue increased for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year due to lower hospital census in 2020 driven by the onset of the COVID-19 pandemic, growth in our global oncology, U.S. core infusion and renal products and the impact from foreign exchange. For the three and nine months ended September 30, 2021, on a constant currency basis, Infusion Consumables revenue would have been $143.5 million and $398.0 million, respectively, an increase of $27.4 million or 23.6% and $47.4 million or 13.5%, respectively, as compared to the same periods in the prior year.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Infusion Systems	$90.7	$88.4	$2.3	2.6%	$259.7	$267.9	$(8.2)	(3.1)%

Infusion Systems revenue increased for the three months ended September 30, 2021, as compared to the same period in the prior year due to higher dedicated set sales as hospital census recovered from a low level in the third quarter of 2020 driven by the onset of the COVID-19 pandemic, partially offset by lower large volume pump sales during the third quarter of 2021 and a decline in our non-large volume pump business. Infusion Systems revenue decreased for the nine months ended September 30, 2021, as compared to the same period in the prior year due to large volume pump sales driven by higher COVID-19-related purchases during the second and third quarters of 2020 and a decline in our non-large volume pump business, which has been partially offset by higher dedicated set sales in 2021 as a result of higher hospital census. For the three months ended September 30, 2021, on a constant currency basis Infusion Systems revenue would have been $91.0 million, an increase of $2.6 million or 2.9% as compared to the same period in the prior year and for the nine months ended September 30, 2021 on a constant currency basis Infusion Systems revenue would have been $257.5 million, a decrease of $10.4 million or 3.9% as compared to the same period in the prior year.

IV Solutions

    The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
IV Solutions	$89.2	$101.9	$(12.7)	(12.5)%	$271.8	$295.4	$(23.6)	(8.0)%

IV Solutions revenue decreased for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year primarily due to lower contract manufacturing sales to Pfizer.

Critical Care

    The following table summarizes our total Critical Care revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Critical Care	$11.3	$12.2	$(0.9)	(7.4)%	$36.8	$36.7	$0.1	0.3%

Critical Care revenue slightly decreased for the three months ended September 30, 2021, as compared to the same period in the prior year and was essentially flat for the nine months ended September 30, 2021, as compared to the same period in the prior year.

Gross Margins

    For the three and nine months ended September 30, 2021, gross margins were 38.0% and 37.3%, respectively, as compared to 35.8% and 35.9%, respectively, for the three and nine months ended September 30, 2020. The increase in gross margin for the three months ended September 30, 2021, as compared to the same period in the prior year was primarily due to product mix and increased plant volumes, offset by increased costs for raw materials, direct labor and freight. The increase in gross margin for the nine months ended September 30, 2021, as compared to the same period in the prior year was primarily due to product mix and increased plant volumes, offset by capitalized manufacturing variances from the shutdown of our Austin plant in the fourth quarter of 2020, additional weather-related costs at our Austin plant during the first quarter of 2021 and increased costs for raw materials, direct labor and freight.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
SG&A	$74.8	$70.9	$3.9	5.5%	$221.1	$210.4	$10.7	5.1%

SG&A expenses increased for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year. For the three months ended September 30, 2021 as compared to the same period in the prior year, the increases were primarily due to compensation expense which increased $3.4 million and commissions which increased $1.4 million. Offsetting these increases was a decrease of $2.6 million in bad debt expense. Compensation expense increased primarily due to increased headcount and annual compensation merit increases. Commissions increased due to an increase in revenue. Bad debt expense is adjusted quarterly, if deemed necessary, based on an assessment of our accounts receivables and our expectations regarding the collectability of those accounts.

For the nine months ended September 30, 2021, as compared to the same period in the prior year, the increases were primarily due to compensation expense which increased $6.3 million, dealer fees which increased $2.9 million, and legal expenses which increased $2.0 million. Offsetting these increases was a $2.3 million decrease in bad debt expense. Compensation expense increased primarily due to increased headcount and annual compensation merit increases. Dealer fees increased due to an increase in revenue from U.S. distributors in the current year. Legal fees increased due to additional services performed in the current year related to various legal matters. Bad debt expense is adjusted quarterly, if deemed necessary, based on an assessment of our accounts receivables and our expectations regarding the collectability of those accounts.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
R&D	$12.2	$10.1	$2.1	20.8%	$34.3	$31.2	$3.1	9.9%

R&D expenses increased for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year, due to timing and nature of various R&D projects. R&D expenses during both periods primarily relates to compensation and related benefit expenses on current R&D projects.

Restructuring and Strategic Transaction and Integration Expenses

    Restructuring and strategic transaction and integration expenses were $2.4 million and $9.0 million for the three and nine months ended September 30, 2021, respectively, as compared to $4.1 million and $22.9 million for the three and nine months ended September 30, 2020, respectively.

Restructuring charges

    During the third quarter we adjusted certain facility restructuring liabilities by $2.0 million to reflect actual amounts owed resulting in net restructuring credits of $(2.0) million and $(1.8) million for the three and nine months ended September 30, 2021, respectively. Restructuring charges for the three and nine months ended September 30, 2020 were $0.0 million and $8.1 million, respectively. Restructuring charges for the nine months ended September 30, 2020 were primarily related to severance charges and costs related to office and facility closures.

Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $4.3 million and $10.8 million for the three and nine months ended September 30, 2021, respectively, as compared to $4.1 million and $14.8 million for the three and nine months ended September 30, 2020, respectively. The strategic transaction and integration expenses during the three months ended September 30, 2021 were primarily related to transaction expenses incurred related to entering into a definitive agreement to acquire Smiths. The strategic transaction and integration expenses for the nine months ended September 30, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer, one-

time costs incurred to comply with regulatory initiatives and the transaction costs related to the Smiths transaction. The strategic transaction and integration expenses during the three and nine months ended September 30, 2020 were primarily related to the integration of the HIS business acquired in 2017 from Pfizer, which included the migration of IT systems at our Austin facility.

Change in Fair Value of Contingent Earn-out

    For the three and nine months ended September 30, 2021 there was no change in fair value of the Pursuit earn-out liability for each period. As of June 30, 2021, the Pursuit earn-out measurement period had ended and in October 2021 the $26.3 million earn-out was finalized and paid to Pursuit's former shareholders.

For the three and nine months ended September 30, 2020, the fair value revaluation of our Pursuit earn-out liability resulted in an increase in value of $4.3 million and $7.0 million, respectively.

Contract Settlement

    For the nine months ended September 30, 2021, we recorded $0.1 million in contract settlement expense.

Interest Expense

    Interest expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, as compared to $0.6 million and $1.6 million for the three and nine months ended September 30, 2020, respectively. The three and nine months ended September 30, 2021 primarily includes interest expense related to the per annum commitment fee charged on the unused portion of the revolver under our Credit Facility and the amortization of financing costs that were incurred in 2017 in connection with entering into the Credit Facility. During March 2020, we borrowed $150.0 million under our Credit Facility and, accordingly the interest expense for the three and nine months ended September 30, 2020 also includes interest incurred on borrowings under the Credit Facility (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements for additional information).

Other (Expense) Income, net

    Other (expense) income netted to ($0.3) million and $0.9 million for the three and nine months ended September 30, 2021, respectively, as compared to $1.3 million and ($2.2) million for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2021, the other expense, net was related to $0.9 million in foreign exchange losses and $0.3 million of loss from disposed assets offset by $0.7 million of interest income and $0.2 million of miscellaneous income. For the nine months ended September 30, 2021, the other income, net was related to $2.1 million of interest income and $0.5 million of miscellaneous income partially offset by $1.1 million of loss from disposed assets and $0.6 million in foreign exchange losses. For the three months ended September 30, 2020, the other income, net was related to $2.5 million in miscellaneous income and $0.8 million of interest income, partially offset by $1.4 million in foreign exchange losses and $0.6 million of loss from disposed assets. For the nine months ended September 30, 2020, the other expense, net was primarily related to $6.0 million in foreign exchange losses and $1.7 million of loss from disposed assets, partially offset by $2.5 million in miscellaneous income and $3.0 million in interest income.

Income Taxes

    For the three and nine months ended September 30, 2021, income taxes were accrued at an estimated effective tax rate of 18% and 17%, respectively, as compared to 5% and 10%, for the three and nine months ended September 30, 2020, respectively.

    The effective tax rate for the three and nine months ended September 30, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three and nine months ended September 30, 2021 included the following:

•Excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the three and nine months ended September 30, 2021 of $1.1 million and $3.3 million, respectively.
•U.S. federal return-to-provision adjustments for the year ended December 31, 2020 primarily due to changes in estimates for GILTI, FDII, subpart F and related foreign tax credits along with other prior period adjustments resulted in a tax provision of $1.1 million.

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

Liquidity and Capital Resources

During the first nine months of 2021, our cash, cash equivalents and short and long-term investments increased by $120.9 million from $423.8 million at December 31, 2020 to $544.7 million at September 30, 2021.

Cash Flows from Operating Activities

Our net cash provided by operations for the nine months ended September 30, 2021 was $184.9 million. Net income plus adjustments for non-cash net expenses contributed $195.2 million. Net cash used in operations as a result of changes in operating assets and liabilities was $10.3 million. The changes in operating assets and liabilities included a $13.6 million increase in other assets, a $10.4 million decrease in accounts payable, a $8.3 million decrease in accrued liabilities and $1.9 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $16.5 million decrease in inventories, a $3.8 million decrease in accounts receivables and a $3.6 million decrease in prepaid expenses and other assets. The increase in other assets was due to the purchase of spare parts. The decrease in accounts payable was due to the timing of payments. The decrease in accrued liabilities was primarily due to the payment of operating lease liabilities and annual bonuses. The net changes in income taxes was a result of the timing of payments. The decrease in inventory was primarily due to the timing of production and customer purchases combined with the reduction in capitalized manufacturing variances. The decrease in accounts receivable is primarily due to collection efforts. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in prepaid insurance and property taxes, decreased sales tax receivables and a decrease in deferred costs, offset partially by an increase in annual software and service contract renewals.

Our net cash provided by operations for the nine months ended September 30, 2020 was $144.2 million. Net income plus adjustments for non-cash net expenses contributed $174.3 million. Net cash used in operations as a result of changes in operating assets and liabilities was $30.1 million. The changes in operating assets and liabilities included a $38.0 million decrease in accounts payable, a $20.4 million decrease in accrued liabilities, a $12.1 million increase in other assets, a $6.5 million increase in prepaid expenses, and $0.7 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $38.9 million decrease in accounts receivables and a $8.9 million decrease in inventories. The decrease in accounts payable was due to the timing of payments. The decrease in accrued liabilities was due to the payment of accrued supply chain reorganization costs. The increase in other assets was due to the purchase of spare parts. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs. The net changes in income taxes was a result of the timing of payments. The decrease in inventory was primarily due to improved inventory management. The decrease in accounts receivable is primarily due to collection efforts. The net changes in income taxes was a result of the timing of payments.

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Nine months ended September 30,
	2021	2020	Change
Investing Cash Flows:
Purchases of property and equipment	$(46,464)	$(62,362)	$15,898	(1)
Proceeds from sale of assets	218	154	64
Intangible asset additions	(10,216)	(6,325)	(3,891)	(2)
Investments in non-marketable equity securities	(3,250)	—	(3,250)	(3)
Purchases of investment securities	(10,034)	(9,603)	(431)	(4)
Proceeds from sale of investment securities	12,000	20,900	(8,900)	(5)
Net cash used in investing activities	$(57,746)	$(57,236)	$(510)
______________________________
(1) Our purchases of property and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2) In September 2021, we recorded a $7.1 million intangible asset related to a three-year non-compete agreement, of which $3.1 million was non-cash offset with a contingent earn-out (see Note 8: Fair Value Measurements).
(3) In September 2021, we paid $3.3 million to acquire approximately a 20% non-marketable equity interest in a non public company.
(4)    Our purchases of investment securities will vary from period to period based on current cash needs, planning for known future transactions and due to changes in our investment strategy.
(5) Proceeds from the sale or maturity of our investment securities will vary from period to period based on the maturity dates of the investments we currently hold.

    While we can provide no assurances, we estimate that our capital expenditures in 2021 will be approximately $70.0 million to $75.0 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in the U.S., Costa Rica, and Mexico to support new and existing products and in infusion pumps that are placed with customers outside the U.S. We expect to use our cash and cash equivalents to fund our capital purchases. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Nine months ended September 30,
	2021	2020	Change
Financing Cash Flows:
Proceeds from short-term debt	$—	$150,000	$(150,000)	(1)
Repayment of short-term debt	—	(150,000)	150,000	(1)
Proceeds from exercise of stock options	6,966	8,586	(1,620)	(2)
Payments on finance leases	(448)	(231)	(217)
Tax withholding payments related to net share settlement of equity awards	(8,109)	(12,821)	4,712	(3)
Net cash used in financing activities	$(1,591)	$(4,466)	$2,875
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
(3) During the nine months ended September 30, 2021, our employees surrendered 39,371 shares of our common stock from vested restricted stock awards as consideration for approximately $8.1 million in minimum statutory withholding obligations paid on their behalf. During the nine months ended September 30, 2020, our employees surrendered 66,749 shares of our common stock from vested restricted stock awards as consideration for approximately $12.8 million in minimum statutory withholding obligations paid on their behalf.

In August 2019, our Board of Directors approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan replaced our existing plan and has no expiration date. As of September 30, 2021, all of the $100 million available for purchase was remaining under the plan.

We have a substantial cash and investment security position generated from operations. We maintain this position to address any operational challenges related to COVID-19, fund our growth, meet increasing working capital requirements, fund capital expenditures and to take advantage of acquisition opportunities that may arise. Our primary investment goal is capital preservation.

Definitive Agreement to Purchase Smiths Medical 2020 Limited

As mentioned above, we entered into a definitive agreement to acquire Smiths Medical 2020 Limited. The purchase price includes the payment of $1.9 billion in cash, a potential contingent earn-out of $100.0 million and the issuance of 2.5 million fully paid and non-assessable shares of our common stock. During September 2021, we entered into a debt commitment letter pursuant to which we will be provided with senior secured credit facilities of up to $2.0 billion consisting of a term loan A facility of $850.0 million, a term loan B facility of $850.0 million and a revolving credit facility of $300.0 million. In October 2021, the debt commitment related to the term loan A and revolving credit facility was syndicated to a broader group of Committed Parties. As part of the syndication process, the size of the revolving credit facility was increased from $300.0 million to $500.0 million. The proceeds from the new credit facilities will be used to partially finance the Smiths acquisition. We expect the new credit facilities to be available near or on the closing date of the Smiths acquisition.

Access to Capital

We believe that our existing cash and cash equivalents along with funds expected to be generated from future operations and the funds received under the Credit Facilities in connection with financing the Smiths acquisition will provide us with sufficient funds to finance our current operations for the next twelve months. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions.

Credit Facility

    We have a five-year Credit Facility with various lenders for $150.0 million, with Wells Fargo Bank, N.A. as the administrative agent (see Note 16: Long-Term Obligations). The Credit Facility has an accordion feature that would enable us to increase the borrowing capacity of the Credit Facility by the greater of (i) $100.0 million and (ii) 2.00x Total Leverage. Under the terms of the Credit Facility, we will be subject to certain financial covenants pertaining to leverage and fixed charge coverage ratios. Borrowings under the Credit Facility will bear interest at LIBOR plus an applicable margin tied to the leverage ratio in effect. Any unused portion of the Credit Facility will be subject to a per annum commitment fee which is also calculated using the leverage ratio in effect. The Credit Facility matures in November 2022. During March 2020, as a precautionary measure in response to market uncertainty driven by the COVID-19 pandemic, we preemptively increased our liquidity by borrowing $150.0 million under our Credit Facility. In September 2020, we fully repaid the borrowings under our Credit Facility.

Our current Credit Facility will be refinanced in full with the consummation of the Smiths acquisition. We expect to enter into a new credit facility at or near the closing of the Smiths acquisition which we anticipate will include a new revolving credit facility of $500.0 million (see Note 20, Acquisitions).

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

    We were in compliance with all financial covenants as of September 30, 2021.

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

Contractual Obligations

    There have been no material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Annual Report"), except with respect to our purchase obligations in connection with the Smiths transaction. Pursuant to the Purchase Agreement, we expect to purchase the entire share capital of Smiths for $1.9 billion in cash, the issuance of 2.5 million fully paid and non-assessable shares of our common stock, par value $0.10 per share and a potential contingent earn-out of $100.0 million in cash, which is to be based upon our common stock achieving a certain volume. We expect to finance this acquisition with senior secured credit facilities of up to $2.2 billion consisting of a term loan A facility of $850.0 million, a term loan B facility of $850 million and a revolving credit facility of $500.0 million.

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

•factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products, acquisition and integration of businesses and product lines (including the Smiths business); benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the United States; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; impact of our pending acquisition of the Smiths business; growth of our Clave products in future years; design features of Clave products; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; plans to convert existing space; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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
•unanticipated production problems;
•acquisition and integration expenses (including as it relates to the Smiths acquisition);
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

In connection with the Smiths acquisition we expect to enter into senior secured credit facilities totaling approximately $2.2 billion consisting of a variable-rate term loan A facility of $850.0 million, a variable-rate term loan B facility of $850 million and a revolving credit facility of $500.0 million. We will be exposed to changes in interest rates on these variable-rate debt instruments. In order to mitigate a portion of the interest rate risk exposure associated with these debt instruments we may enter into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt.

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

    In our European operations, our net Euro asset position at September 30, 2021 was approximately €44.9 million. A 10% change in the conversion of the Euro to the U.S. dollar for our cash, accounts receivable, accounts payable and accrued liabilities from the September 30, 2021 spot rate would impact our consolidated amounts on these balance sheet items by approximately $5.2 million, or 1.1% of these consolidated net assets. We expect that in the future, with the growth of our European distribution operations, net Euro denominated instruments will continue to increase. We currently do not hedge our Euro foreign currency exposures.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to the Pending Smiths Transaction

We may not be able to successfully or timely consummate the pending Smiths transaction and such failure would adversely impact our business, our financial condition and the market price of our common stock.

On September 8, 2021, we entered into a Purchase Agreement pursuant to which we expect to purchase the entire issued share capital of Smiths for approximately $1.9 billion in cash, the issuance of 2.5 million fully paid and non-assessable shares of our common stock, par value $0.10 per share and a potential contingent earn-out of $100.0 million in cash, which is to be based upon our common stock achieving a certain volume weighted average price for certain periods from closing to the third or fourth anniversary of closing. Closing under the Purchase Agreement is conditional upon the approval of the shareholders of Smiths, certain antitrust conditions and foreign direct investment conditions. We will be unable to complete the pending Smiths transaction until each of the conditions to closing is either satisfied or waived.

Risks and uncertainties related to the closing include, among others, the possible occurrence of any event, change or other circumstance that could give rise to the termination of the Purchase Agreement, the failure to consummate the Smiths transaction because the conditions to the closing are not satisfied or waived by the parties, the risk that third-party approvals or consents required for the transaction are not obtained and that litigation may be filed which could prevent or delay the closing of the Smiths transaction. Furthermore, under certain circumstances, Smiths Group can terminate the Purchase Agreement and require us to pay a termination fee of $200 million in cash and the issuance of a certain number of shares equal to $100 million based on the volume weighted average price for certain periods. In addition, we have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the pending Smiths transaction, as well as the diversion of management resources, for which we will have received little or no benefit if the closing of the pending Smiths transaction does not occur. For these and other reasons, our failure to complete the pending Smiths transaction could have a material adverse impact on our business, financial condition and results of operations.

If we successfully consummate the pending Smiths transaction, we may not realize the anticipated benefits of the transaction, which could adversely impact our business and our operating results.

The Smiths transaction is a significant transaction for us and the product offerings within the Smiths business are not product offerings that we currently offer. The success of our business will depend, in part, on our ability to realize our anticipated benefits, opportunities and synergies from combining the businesses of our company and the Smiths business. We can provide no assurance that the anticipated benefits of the Smiths transaction will be fully realized in the time frame anticipated or at all. We have limited prior history of integrating acquired companies or businesses into our operations, much less one of this size and complexity. Integrating the operations of the Smiths business with that of our own will be a complex, costly and time-consuming process and the nature of a carve out acquisition makes it inherently more difficult to assume operations on closing day as well as to integrate activities, as certain systems, processes and people may not all transfer with the acquired business to support such activities. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses could cause an interruption of, or a loss of momentum in, the activities of the combined businesses and could adversely affect the results of operations of the combined businesses. Potential difficulties that may be encountered in the integration process include the following:

•challenges in preserving important strategic customer and other third-party relationships of both businesses;
•the diversion of management’s attention to integration matters;
•challenges in maintaining employee morale and retaining or attracting key employees;
•potential incompatibility of corporate cultures;
•changes in the combined business due to potential divestitures or requirements imposed by antitrust regulators;
•costs, delays and other difficulties consolidating corporate and administrative infrastructures and information systems and in implementing common systems and procedures including, in particular, our internal controls over financial reporting; and

•coordinating and integrating a geographically dispersed organization, including operations in jurisdictions we currently do not operate in.

Any one or all of these factors may increase operating costs or lower anticipated financial performance. Achieving the anticipated benefits and the potential benefits underlying our reasons for the Smiths business acquisition will depend on successful integration of the businesses. Because of the significance of the Smiths business acquisition to us, our failure to successfully integrate the Smiths business with that of our own could have a material adverse impact on our business, financial condition and results of operations.

We plan to use a significant portion of our cash on hand and incur a substantial amount of debt to finance the cash consideration portion and certain other amounts to be paid in connection with the Smiths transaction, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

Following the consummation of the Smiths transaction, we expect to have significantly less cash, cash equivalents and investment securities on hand than the approximately $544.7 million of cash, cash equivalents and investment securities we had as of September 30, 2021. Although our management believes that it will have access to cash sufficient to meet our business objectives and capital needs, the lessened availability of cash, cash equivalents and investment securities for a period of time following the consummation of the Smiths transaction could constrain our ability to grow our business. In connection with the Smiths transaction and the payment of the cash consideration, we also expect that at closing we will enter senior secured credit facilities of up to $2.2 billion consisting of a term loan A facility of $850.0 million, a term loan B facility of $850.0 million and a revolving credit facility of $500.0 million. As a result, we will incur borrowing costs going forward. Our more leveraged financial position following the Smiths transaction could make us vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors. In the event that we do not have adequate capital to maintain or develop our business, additional capital may not be available to us on a timely basis, on favorable terms, or at all. Moreover, our senior credit facilities may restrict how we may operate our business, including limiting our ability to engage in certain transactions and to incur additional indebtedness, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan.

There have been no other material changes in the risk factors other than those mentioned above from those previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the third quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
07/01/2021 — 07/31/2021	—	$—	—	$100,000,000
08/01/2021 — 08/31/2021	—	$—	—	$100,000,000
09/01/2021 — 09/30/2021	—	$—	—	$100,000,000
Third quarter of 2021 total	—	$—	—	$100,000,000
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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	November 5, 2021
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England & Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed September 8, 2021 and incorporated herein by reference.

Exhibit 2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England & Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed September 8, 2021 and incorporated herein by reference.

Exhibit 10.1	Debt Commitment Letter, dated as of September 7, 2021, by and among Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Barclays Bank PLC and ICU Medical, Inc. a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed September 8, 2021 and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)