Form 10-Q
period 2022-03-31
ICU MEDICAL INC/DE
filed 2022-05-09
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2022
Common	23,896,032

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2022

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$329,428	$552,827
Short-term investment securities	14,864	14,420
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	344,292	567,247
Accounts receivable, net of allowance for doubtful accounts of $6,921 at March 31, 2022 and $7,038 at December 31, 2021	202,897	105,894
Inventories	536,314	290,235
Prepaid income taxes	10,219	19,586
Prepaid expenses and other current assets	80,273	46,847
TOTAL CURRENT ASSETS	1,173,995	1,029,809

PROPERTY, PLANT AND EQUIPMENT, net	674,412	468,365
OPERATING LEASE RIGHT-OF-USE ASSETS	92,027	39,847
LONG-TERM INVESTMENT SECURITIES	2,539	4,620
GOODWILL	1,526,866	43,439
INTANGIBLE ASSETS, net	1,094,710	188,311
DEFERRED INCOME TAXES	77,566	42,604
OTHER ASSETS	104,617	63,743
TOTAL ASSETS	$4,746,732	$1,880,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$200,991	$81,128
Accrued liabilities	261,820	118,195
Current portion of long-term debt	13,813	—
Income tax payable	17,491	1,454
TOTAL CURRENT LIABILITIES	494,115	200,777

CONTINGENT EARN-OUT LIABILITY	57,701	2,589
LONG-TERM DEBT	1,642,171	—
OTHER LONG-TERM LIABILITIES	134,208	41,830
DEFERRED INCOME TAXES	220,628	1,490
INCOME TAX LIABILITY	19,007	18,021
COMMITMENTS AND CONTINGENCIES (Note 19)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 23,897 shares at March 31, 2022 and 21,280 shares at December 31, 2021; and outstanding — 23,884 shares at March 31, 2022 and 21,280 shares at December 31, 2021	2,390	2,128
Additional paid-in capital	1,306,264	721,412
Treasury stock, at cost (12,684 and 119 shares, respectively)	(2,843)	(27)
Retained earnings	873,719	911,787
Accumulated other comprehensive loss	(628)	(19,269)
TOTAL STOCKHOLDERS' EQUITY	2,178,902	1,616,031
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,746,732	$1,880,738
______________________________________________________
(1) December 31, 2021 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2022	2021
TOTAL REVENUES	$543,122	$318,046
COST OF GOODS SOLD	374,295	205,366
GROSS PROFIT	168,827	112,680
OPERATING EXPENSES:
Selling, general and administrative	153,212	72,391
Research and development	23,871	10,709
Restructuring, strategic transaction and integration	33,905	2,883
Contract settlement	—	127
TOTAL OPERATING EXPENSES	210,988	86,110
(LOSS) INCOME FROM OPERATIONS	(42,161)	26,570
INTEREST EXPENSE	(13,644)	(161)
OTHER INCOME, net	1,004	683
(LOSS) INCOME BEFORE INCOME TAXES	(54,801)	27,092
BENEFIT (PROVISION) FOR INCOME TAXES	16,733	(3,361)
NET (LOSS) INCOME	$(38,068)	$23,731
NET (LOSS) INCOME PER SHARE
Basic	$(1.61)	$1.12
Diluted	$(1.61)	$1.09
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	23,646	21,149
Diluted	23,646	21,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three months ended March 31,
	2022	2021
NET (LOSS) INCOME	$(38,068)	$23,731
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of ($7,312) and $298 for the three months ended March 31, 2022 and 2021, respectively	23,572	(945)
Foreign currency translation adjustment, net of tax of $0 for all periods	(4,946)	(7,458)
Other adjustments, net of tax of $0 for all periods	15	12
Other comprehensive income (loss), net of tax	18,641	(8,391)
COMPREHENSIVE (LOSS) INCOME	$(19,427)	$15,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2022	21,280	$2,128	$721,412	$(27)	$911,787	$(19,269)	$1,616,031
Issuance of restricted stock and exercise of stock options	154	12	(2,965)	5,927	—	—	2,974
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(8,743)	—	—	(8,743)
Issuance of common stock for acquisitions	2,500	250	575,725	—	—	—	575,975
Stock compensation	—	—	12,092	—	—	—	12,092
Other comprehensive income, net of tax	—	—	—	—	—	18,641	18,641
Net loss	—	—	—	—	(38,068)	—	(38,068)
Balance, March 31, 2022	23,897	$2,390	$1,306,264	$(2,843)	$873,719	$(628)	$2,178,902

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2021	21,058	$2,106	$693,068	$(39)	$808,652	$(1,522)	$1,502,265
Issuance of restricted stock and exercise of stock options	198	16	2,496	2,352	—	—	4,864
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(7,723)	—	—	(7,723)
Stock compensation	—	—	6,022	—	—	—	6,022
Other comprehensive loss, net of tax	—	—	—	—	—	(8,391)	(8,391)
Net income	—	—	—	—	23,731	—	23,731
Balance, March 31, 2021	21,219	$2,122	$701,586	$(5,410)	$832,383	$(9,913)	$1,520,768

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(38,068)	$23,731
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	53,138	22,155
Amortization of inventory step-up	14,370	—
Noncash lease expense	5,286	2,372
Provision for doubtful accounts	(548)	—
Provision for warranty and returns	726	209
Stock compensation	12,092	6,022
Loss on disposal of property, plant and equipment and other assets	596	659
Bond premium amortization	130	168
Debt issuance costs amortization	1,643	72
Usage of spare parts	2,223	2,825
Other	(1,649)	(1,287)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	22,489	1,506
Inventories	(36,170)	13,208
Prepaid expenses and other current assets	2,607	(742)
Other assets	(14,371)	(3,463)
Accounts payable	19,504	2,411
Accrued liabilities	(19,238)	(19,965)
Income taxes, including excess tax benefits and deferred income taxes	(26,102)	1,439
Net cash (used in) provided by operating activities	(1,342)	51,320
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,606)	(14,028)
Proceeds from sale of assets	900	55
Business acquisitions, net of cash acquired	(1,844,164)	—
Intangible asset additions	(2,387)	(1,874)
Purchases of investment securities	(1,993)	(10,034)
Proceeds from sale of investment securities	3,500	7,000
Net cash used in investing activities	(1,867,750)	(18,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	1,672,698	—
Principal repayments of long-term debt	(16,000)	—
Payment of third-party debt issuance costs	(1,852)	—
Proceeds from exercise of stock options	2,974	4,864
Payments on finance leases	(160)	(141)
Tax withholding payments related to net share settlement of equity awards	(8,743)	(7,723)
Net cash provided by (used in) financing activities	1,648,917	(3,000)
Effect of exchange rate changes on cash	(3,224)	(1,287)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(223,399)	28,152
CASH AND CASH EQUIVALENTS, beginning of period	552,827	396,097
CASH AND CASH EQUIVALENTS, end of period	$329,428	$424,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Three months ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property, plant and equipment	$5,178	$1,068

Detail of assets acquired and liabilities assumed in acquisitions*:
Fair value of assets acquired	$1,594,776
Cash paid for acquisitions, net of cash acquired	(1,844,164)
Share consideration	(575,975)
Contingent consideration	(55,158)
Goodwill, acquired during period	1,485,987
Liabilities assumed/Adjustments to liabilities assumed	$(605,466)

*Includes amounts related to the acquisition of Smiths Medical 2020 Limited and measurement period adjustments related to a 2021 acquisition of a small foreign infusion systems supplier.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., ("ICU") a Delaware corporation, filed with the SEC for the year ended December 31, 2021.

We are engaged in the development, manufacturing and sale of innovative medical products used in infusion therapy and critical care applications. We sell the majority of our products through our direct sales force and through independent distributors throughout the U.S. and internationally. We also sell certain products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated.

On January 6, 2022, we acquired Smiths Medical 2020 Limited ("Smiths Medical"), see Note 3: Acquisitions. Our condensed consolidated statement of operations includes the results of operations for Smiths Medical from January 7, 2022 through March 26, 2022, which is the current end of their 4-4-5 accounting period.

Note 2:    New Accounting Pronouncements

Recently Issued Accounting Standards

    In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden for reference rate reform on financial reporting. Due to concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. Optional expedients may be applied to contracts that are modified as a result of the reference rate reform. Modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. Modifications of contracts within the scope of ASC 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (incremental borrowing rate). Exceptions to Topic 815, Derivatives and Hedging, results in not having a dedesignation of a hedging relationship if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. In November 2021, we entered into two forward-starting swaps whereby the variable leg of the swap referenced LIBOR. These swaps were amended in early 2022 to transition to an alternative reference rate (see Note 8: Derivatives and Hedging Activities). The amendments in this ASU allow for certain expedients that will allow us to assume that our hedged interest payments are probable of occurring regardless of any expected modification in their terms related to reference rate reform and will allow us to continue hedge accounting for a cash flow hedge for which the hedged interest rate risk changes if the hedge is highly effective under ASC 815, Derivatives and Hedging, or the optional expedient under this ASU is elected. The impact of this ASU on our contracts has not been and is not expected to be material.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3:    Acquisitions

2022 Acquisition

On January 6, 2022, we acquired 100.0% of the equity interests in Smiths Medical, the holding company of Smiths Group plc's global medical device business, from Smiths Group International Holdings Limited (“Smiths”). The acquisition of Smiths Medical aligns with our strategic growth plans, enabling us to broaden our product offerings to include syringe and ambulatory infusion devices, vascular access, and vital care products and to strengthen and expand our global market reach.

Total cash consideration for the acquisition was $1.9 billion, which was financed with existing cash balances and proceeds from the credit agreement entered into on January 6, 2022 (see Note 17: Long-Term Debt). We also issued share consideration to Smiths of 2.5 million shares of our common stock. The fair value of the common shares issued to Smiths was determined based on the closing market price of our common stock on the acquisition date. Smiths may be entitled to an additional $100.0 million in cash consideration contingent on our common stock achieving certain price targets for certain periods after closing in accordance with the terms of the Share Sale and Purchase Agreement (the "Purchase Agreement"). In the event that (a) on or prior to the third anniversary of closing the 30-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share or (b) on or prior to the fourth anniversary of closing the 45-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share (each a "Price Target"), and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved, then Smiths will be entitled to receive the additional $100.0 million in cash consideration. The fair value of the contingent consideration was determined using an option pricing model, specifically the Monte Carlo Simulation. In the analysis, the determinants of payout are simulated in a risk neutral framework over a large number of simulation paths. The fair value of the contingent consideration is then calculated as the average present value across all simulated paths.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price related to the assets acquired and liabilities assumed (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated cash consideration for acquired assets	$1,922,955
Preliminary fair value of contingent consideration payable to Smiths	53,520

Issuance of ICU Medical, Inc. common shares:
Number of shares issued to Smiths	2,500
Price per share (ICU's opening market price on the acquisition date)	$230.39
Fair value of ICU shares issued to Smiths	$575,975
Total estimated consideration to be paid	$2,552,450

Preliminary Purchase Price Allocation:
Cash and cash equivalents	$78,791
Accounts receivable	120,497
Inventories	226,996
Prepaid expenses and other current assets	34,554
Property, plant and equipment	210,000
Operating lease right-of-use assets	57,225
Intangible assets(1)	925,000
Deferred income taxes	9,303
Other assets	379
Accounts payable	(105,291)
Accrued liabilities(2)	(175,098)
Income tax payable	(24,332)
Other long-term liabilities	(85,739)
Deferred income taxes	(212,950)
Total identifiable net assets acquired	$1,059,335
Goodwill - not tax deductible	1,493,115
Estimated Purchase Consideration	$2,552,450
_______________________________
(1)    Preliminary identifiable intangible assets include $500.0 million of customer relationships, $420.0 million of developed technology, and $5.0 million of trade mark. The estimated weighted-average amortization period for the total identifiable intangible assets is approximately nine years, and, for each identifiable intangible asset is estimated as follows: eight years for customer relationships, ten years for developed technology, and six months for the trade mark.
(2)    Preliminary accrued liabilities includes, among other things, accrued warranty reserves, accrued restructuring initiatives, accrued salaries and related benefits, deferred revenue and accrued sales and use taxes.

The above purchase price and purchase price allocation are preliminary and subject to future revision as the acquired assets and liabilities assumed are dependent upon the finalization of the related valuations.

The identifiable intangible assets and other long-lived assets acquired have been valued as Level 3 assets at fair value. The estimated fair value of identifiable intangible assets were developed using the income approach and are based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; royalty rates; customer retention rates; and/or estimated useful lives. Certain other intangible assets were valued using a cost to replace method, estimating the labor and non-labor costs required to replace the asset under the premise that it was not part of the transaction. Property, plant and equipment was valued with the consideration of remaining economic lives. The raw materials inventory was valued at historical cost and adjusted for any obsolescence which we estimate to approximate replacement cost, the work in process was valued at estimated sales proceeds less costs to complete and costs to sell, and finished goods inventory was valued at estimated sales proceeds less costs to sell. The prepaid expenses and other current assets and assumed liabilities were recorded at their carrying values as of the date of the acquisition, as their carrying values approximated their fair values due to their short-term nature.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited Pro Forma Information

Smiths Medical is included in our consolidated results beginning on January 7, 2022. Total revenues and net loss attributable to Smiths Medical for the period from January 7, 2022 to March 31, 2022 were $214.9 million and $40.4 million, respectively. The following unaudited pro forma financial information presents the combined results of operations of ICU and Smiths Medical as if the acquisition had occurred on January 1, 2021. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

	Three months ended March 31,
(In thousands)	2022	2021
Revenues	$563,743	$594,144
Net Loss	$(34,994)	$(1,994)

The unaudited pro forma results presented above include the impact of the following adjustments: incremental amortization expense on intangible assets acquired of $3.3 million and $26.3 million for the three months ended March 31, 2022 and 2021, respectively, incremental interest expense, including amortization of debt discount and debt issuance costs, on the Credit Facilities of $0.8 million and $12.6 million for the three months ended March 31, 2022 and 2021, respectively; and a $18.8 million expense related to the increase in fair value of inventory for the three months ended March 31, 2021. In addition, there were non-recurring adjustments directly attributable to the business combination, including acquisition-related cost of $13.5 million for the three months ended March 31, 2021 and adjustments related to the extinguishment of related party loans receivable and payable equal to $81.0 million and $31.0 million for the three months ended March 31, 2022 and 2021, respectively. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for Smiths Medical historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

2021 Acquisition

During November 2021, we acquired a small foreign infusion systems supplier and paid an initial gross cash payment of approximately $15.4 million. In addition to the initial cash consideration, total consideration for the acquisition includes an additional holdback of $0.5 million, to be paid two years from the completion date of the acquisition, and also a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of March 31, 2022, the total consideration which includes the acquisition date fair value of the contingent consideration was $17.1 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $33.9 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.

Restructuring

    During the three months ended March 31, 2022, restructuring charges were $3.2 million and were related to severance costs. Restructuring charges during the three months ended March 31, 2021 were not material.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the period ended March 31, 2022 (in thousands):

	Accrued Balance January 1, 2022	Acquired Restructuring Liabilities	Charges Incurred	Payments	Currency Translation	Accrued Balance March 31, 2022
Severance pay and benefits	$499	5,796	$3,222	$(2,030)	$(147)	$7,340
Facility closure expenses	165	1,740	—	—	(40)	1,865
	$664	$7,536	$3,222	$(2,030)	$(187)	$9,205

Strategic Transaction and Integration Expenses

    We incurred and expensed $30.7 million and $2.9 million in strategic transaction and integration expenses during the three months ended March 31, 2022 and 2021, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three months ended March 31, 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 (see Note 3: Acquisitions) which primarily included legal expenses, bank fees, a United Kingdom stamp tax and employee costs. The strategic transaction and integration expenses for the three months ended March 31, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer and one-time costs incurred to comply with regulatory initiatives.

Note 5: Revenue

Revenue Recognition

    Following our acquisition of Smiths Medical, our primary product lines are Infusion Consumables, Infusion Systems, IV Solutions, Critical Care, Infusion Systems-Smiths Medical, Vascular Access-Smiths Medical and Vital Care-Smiths Medical. The vast majority of our sales of these products are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment. However, for purposes of revenue recognition for our software licenses and renewals, we consider the control of these products to be transferred to a customer at a certain point in time; therefore, we recognize revenue at the start of the applicable license term.

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

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended March 31,
Product line	2022	2021
Infusion Consumables	$140,521	$126,370
Infusion Systems	87,012	84,334
IV Solutions	88,480	94,176
Critical Care	12,157	13,166
Infusion Systems-Smiths Medical	66,290	—
Vascular Access-Smiths Medical	79,008	—
Vital Care-Smiths Medical	69,654	—
Total Revenues	$543,122	$318,046

Infusion Systems-Smiths Medical, Vascular Access-Smiths Medical and Vital Care-Smiths Medical represent our newly integrated product lines following our acquisition of Smiths Medical on January 6, 2022.

    The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended March 31,
Geography	2022	2021
Europe, the Middle East and Africa	$86,204	$34,800
Other Foreign	109,127	55,895
Total Foreign	195,331	90,695
United States	347,791	227,351
Total Revenues	$543,122	$318,046

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract balances

    The following table presents the changes in our contract balances for the three months ended March 31, 2022 and 2021 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2022	$(7,461)
Fair value of acquired deferred revenue	(51,245)
Equipment revenue recognized	5,574
Equipment revenue deferred due to implementation	(3,447)
Software revenue recognized	4,299
Software revenue deferred due to implementation	(4,777)
Government grant deferred revenue	(2,266)
Government grant recognized	171
Other deferred revenue	(767)
Other deferred revenue recognized	1,683
Ending balance, March 31, 2022	$(58,236)

Beginning balance, January 1, 2021	$(6,430)
Equipment revenue recognized	461
Equipment revenue deferred due to implementation	(2,921)
Software revenue recognized	1,796
Software revenue deferred due to implementation	(1,794)
Ending balance, March 31, 2021	$(8,888)

    As of March 31, 2022, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in millions)	< 12 Months	> 12 Months
Equipment revenue	$24.1	$—
Software revenue	7.7	2.6
Government grant revenue	1.3	12.8
Other revenue*	2.1	7.6
Total	$35.2	$23.0
_________________________________
*Other deferred revenue includes pump development programs, purchased training and extended warranty.
Note 6: Leases

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

    Our leases are for corporate, research and development and sales and support offices, distribution facilities, device service centers and certain equipment. Our leases have original lease terms of one year to fifteen years, some of which include options to extend the leases for up to an additional five years. For all of our leases, we do not include optional periods of extension in our current lease terms for the exercise of options to extend is not reasonably certain.

The following table presents the components of our lease cost (in thousands):

	Three months ended March 31,
	2022	2021
Operating lease cost	$5,178	$2,835
Finance lease cost — interest	29	31
Finance lease cost — reduction of ROU asset	170	151
Short-term lease cost	3	3
Total lease cost	$5,380	$3,020

Interest expense on our finance leases is included in other income (expense), net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,548	$2,821
Operating cash flows from finance leases	$29	$31

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,493	$1,095
Finance leases	$—	$184

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of
	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$92,027	$39,847

Accrued liabilities	$20,786	$9,009
Other long-term liabilities	73,391	33,971
Total operating lease liabilities	$94,177	$42,980

Weighted-Average Remaining Lease Term
Operating leases	6.5 years	5.9 years

Weighted-Average Discount Rate
Operating leases	4.06%	4.98%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	March 31, 2022	December 31, 2021
Finance leases
Finance lease right-of-use assets	$2,545	$2,673

Accrued liabilities	$669	$643
Other long-term liabilities	1,923	2,067
Total finance lease liabilities	$2,592	$2,710

Weighted-Average Remaining Lease Term
Finance leases	5.4 years	5.6 years

Weighted-Average Discount Rate
Finance leases	4.28%	4.28%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2022, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$18,934	$577
2023	20,911	770
2024	17,106	464
2025	12,481	267
2026	11,121	213
2027	7,839	189
Thereafter	18,121	426
Total Lease Payments	106,513	2,906
Less imputed interest	(12,336)	(314)
Total	$94,177	$2,592

Note 7:    Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. Due to the net loss for the three months ended March 31, 2022, any potentially common shares were not included in the computation of diluted earnings per share as they would have had an anti-dilutive effect, therefore basic and diluted net loss per share are equal for the period. There were nil and 12,080 anti-dilutive securities for the three months ended March 31, 2022 and March 31, 2021, respectively.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2022	2021
Net (loss) income	$(38,068)	$23,731
Weighted-average number of common shares outstanding (basic)	23,646	21,149
Dilutive securities(1)	—	546
Weighted-average common and common equivalent shares outstanding (diluted)	23,646	21,695
EPS — basic	$(1.61)	$1.12
EPS — diluted	$(1.61)	$1.09
_______________________________
(1)    No dilutive effect for the three months ended March 31, 2022; therefore, zero incremental shares included for the period.

Note 8:    Derivatives and Hedging Activities

Hedge Accounting and Hedging Program

     The purposes of our cash flow hedging programs are to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit, and to manage floating interest rate risk associated with future interest payments on the variable-rate term loans issued in January 2022. We do not issue derivatives for trading or speculative purposes.

    To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
instruments we utilize, including various foreign exchange contracts and interest rate swaps, are designated and qualify as cash flow hedges. Our derivative instruments are recorded at fair value on the condensed consolidated balance sheets and are classified based on the instrument's maturity date. We record gains or losses from changes in the fair values of the derivative instruments as a component of other comprehensive income (loss) and we reclassify those gains or losses into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related derivative instrument from accumulated other comprehensive loss into earnings immediately.

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos, Euros, Czech Koruna and Japanese Yen, and have varying maturities with an average term of approximately twelve months. The total notional amount of these outstanding derivative contracts as of March 31, 2022 was $231.8 million, which included the notional equivalent of $58.7 million in Mexican Pesos, $42.4 million in Euros, $23.5 million in Czech Koruna, $22.2 million in Japanese Yen and $85.0 million in other foreign currencies, with terms currently through July 2023. We did not have such derivative contracts as of December 31, 2021.

Cross-currency Par Forward Contracts

We enter into cross-currency par forward contracts to hedge a portion of our Mexico forecasted expenses denominated in Mexican Pesos ("MXN"). These contracts are agreements to exchange cash flows from one currency to another at specified intervals over the contract term with all exchanges occurring at the same predetermined rate. In November 2021, we entered into a one-year cross-currency par forward contract with a term from December 1, 2021 to December 1, 2022. The total notional amount of this outstanding derivative as of March 31, 2022 and December 31, 2021 was approximately 311.6 million MXN and 413.1 million MXN, respectively. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 21.60 MXN/USD. Preceding this contract we had a one-year cross-currency par forward contract with a term from November 3, 2020 to December 1, 2021 that matured in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

Floating Interest Rate Risk

In November 2021, in anticipation of entering into the new senior secured credit facilities in January 2022, which includes a variable-rate term loan A and a variable-rate term loan B (see Note 17: Long-Term Debt), we entered into two forward-starting interest rate swaps. In February 2022, certain terms under the agreements were amended to reflect the transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"), an alternative reference rate. Under the interest rate swap agreements we exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027. We will pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis excluding its final maturity on March 30, 2026. We will pay a fixed rate of 1.17% and will receive the greater of 3-month USD SOFR or 0.35%. These swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of March 31, 2022
Prepaid expenses and other current assets	$7,629	$—	$7,629
Other assets	115	28,570	28,685
Total assets	$7,744	$28,570	$36,314

Accrued liabilities	$895	$—	$895
Other long-term liabilities	27	—	27
Total liabilities	$922	$—	$922

As of December 31, 2021
Prepaid expenses and other current assets	$1,061	$—	$1,061
Other assets	—	—	—
Total assets	$1,061	$—	$1,061

Accrued liabilities	$—	$—	$—
Other long-term liabilities	—	1,480	1,480
Total liabilities	$—	$1,480	$1,480

We recognized the following gains (losses) on our derivative instruments designated as cash flow hedges (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three months ended March 31,

	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$3,112	$(402)
Interest rate swaps	30,051	—
Total derivatives designated as cash flow hedging instruments	$33,163	$(402)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

	Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income
		Three months ended March 31,

	Location of Gain (Loss) Recognized in Income	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Total revenues	$2,543	$—
Foreign exchange contracts	Cost of goods sold	(513)	841
Foreign exchange contracts	Interest expense(1)	249	—
Total derivatives designated as cash flow hedging instruments		$2,279	$841
_______________________________
(1)    Represents location of gain reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring.

As of March 31, 2022, we expect an estimated $1.9 million in deferred gains on the outstanding foreign exchange contracts and an estimated $3.9 million in deferred losses on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent Earn-out Liabilities

On January 6, 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving certain Price Targets from the closing date to either the third or fourth anniversary of closing (see Note 3: Acquisitions for additional information) and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we will remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated financial statements in the period recognized.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of March 31, 2022, the estimated fair value of the total contingent earn-out is $1.6 million.

During August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out payment shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of both March 31, 2022 and December 31, 2021, the estimated fair value of the contingent earn-out is $2.6 million. The estimated fair value of the contingent earn-out is calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met.

    During the fourth quarter of 2019, we recognized an earn-out liability related to the acquisition of Pursuit Vascular, Inc. ("Pursuit"). Pursuit's former equity holders were entitled up to $50.0 million in additional cash consideration contingent upon the achievement of certain sales and gross profit targets for specific customers. The earn-out was calculated as a percentage of gross profit achieved during the earn-out period against a pre-determined target gross profit, not to exceed $50.0 million. During the earn-out period, we used a Monte Carlo simulation model to determine the fair value of the earn-out liability. The Monte Carlo simulation model utilized multiple input variables to determine the value of the earn-out liability including historical volatility, a risk-free interest rate, counter party credit risk and projected future gross profit (see the simulation input table below related to Pursuit). The historical volatility was based on the median of ICU and a certain peer group. The risk-free interest rate was equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that was commensurate with the term of the earn-out. The counter party credit risk was based on a synthetic credit rating of B1. As of June 30, 2021, the earn-out measurement period ended. Based on the actual sales and gross profit achieved during the measurement period, we calculated the actual earn-out amount to be $26.3 million. The $26.3 million earn-out calculation was finalized and accepted by Pursuit's former equity holders and was paid out in the fourth quarter of 2021.

Our contingent earn-out liabilities are separately stated on our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2022	$2,589
Acquisition date fair value estimate of earn-out(1)	55,158
Currency translation	(46)
Accrued balance, March 31, 2022	$57,701
_______________________________
(1)    $53.5 million relates to our acquisition of Smiths Medical and $1.6 million relates to our acquisition of a small foreign infusions systems supplier in the fourth quarter of 2021 (see Note 3: Acquisitions).

Earn-out Liability
Accrued balance, January 1, 2021	$26,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2021	$26,300

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical and Pursuit:

Smiths Medical Earn-out

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Simulation Input	At Acquisition January 6, 2022
Volatility	37.00%
Risk-Free Rate	1.31%

Pursuit Earn-out

Simulation Input	As of March 31, 2021
Revenue/Gross Profit Volatility	25.00%
Discount Rate	12.50%
Risk-Free Rate	0.09%
Counter Party Risk	3.10%

Investments, Foreign Exchange Contracts and Interest Rate Contracts

    The fair value of our investments, which consist of corporate bonds, is estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs.

    The fair value of our Level 2 foreign exchange contracts, including forward contracts and cross-currency par forward contracts, is estimated using observable market inputs such as known notional value amounts, spot and forward exchange rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

The fair value of our Level 2 interest rate swaps is estimated using a pricing model that reflects the terms of the contracts, including the period to maturity, and relies on observable market inputs such as known notional value amounts and USD interest rate curves.

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of March 31, 2022
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term	$14,864	$—	$14,864	$—
Long-term	2,539	—	2,539	—
Foreign exchange contracts:
Prepaid expenses and other current assets	7,629	—	7,629	—
Other assets	115	—	115	—
Interest rate contracts:
Other assets	28,570	—	28,570	—
Total Assets	$53,717	$—	$53,717	$—

Liabilities:
Contingent earn-out liability - LT	57,701	—	—	57,701
Foreign exchange contracts:
Accrued liabilities	895	—	895	—
Other long-term liabilities	27	—	27	—
Total Liabilities	$58,623	$—	$922	$57,701

	Fair value measurements as of December 31, 2021
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term	$14,420	$—	$14,420	$—
Long-term	4,620	—	4,620	—
Cross-currency par forward contract:
Prepaid expenses and other current assets	1,061	—	1,061	—
Total Assets	$20,101	$—	$20,101	$—

Liabilities:
Contingent earn-out liability - LT	$2,589	$—	$—	$2,589
Forward-starting interest rate swaps:
Other long-term liabilities	1,480	—	1,480	—
Total Liabilities	$4,069	$—	$1,480	$2,589

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities currently consist of short-term and long-term corporate bonds and are considered “investment grade” and are carried at fair value. We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, we determine whether any portion of the decline in fair value below the amortized cost basis is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive income (loss). We did not have any investments in available-for-sale debt securities in unrealized loss positions as of March 31, 2022 or December 31, 2021.

The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in other income, net in our condensed consolidated statements of operations. Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses on the disposal of these investments. The scheduled maturities of the debt securities are between 2022 and 2024. All short-term investment securities are callable within one year.

Our short-term and long-term investments in available-for-sale securities consist of the following (in thousands):

	As of March 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,864	$—	$14,864
Long-term corporate bonds	2,539	—	2,539
Total investment securities	$17,403	$—	$17,403

	As of December 31, 2021
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,420	$—	$14,420
Long-term corporate bonds	4,620	—	4,620
Total investment securities	$19,040	$—	$19,040

Investments in Non-Marketable Equity Securities

During the third quarter of 2021, we acquired approximately a 20.0% non-marketable equity interest in a nonpublic company and entered into a three-year distribution agreement where we have the exclusive rights to market, sell and distribute the company's products in exchange for a cash payment of $3.3 million. In addition, we were granted an exclusive license for all of the seller's intellectual property. At the expiration of the distribution agreement we have the right but not the obligation to acquire the remaining interest in the business.

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We record our share of the investee's income or (loss) on a one quarter lag. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our condensed consolidated balance sheets (see Note 11: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the period ended March 31, 2022. We did not receive any dividend distributions from this investment during the period ended March 31, 2022.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Equity method investment	$3,209	$3,238

Note 11:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Other prepaid expenses and receivables	$29,647	$14,763
Deferred costs	9,795	12,746
Prepaid insurance and property taxes	19,716	6,310
VAT/GST receivable	3,981	4,156
Deferred tax charge	4,241	4,241
Foreign exchange contracts	7,629	1,061
Deposits	1,345	1,343
Other	3,919	2,227
	$80,273	$46,847

Other assets consist of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Pump lease receivables	$27,336	$25,941
Spare parts	32,031	28,538
Equity method investments	3,209	3,238
Deferred debt issuance costs	6,496	2,827
Finance lease right-of-use assets	2,545	2,673
Interest rate contracts	28,570	—
Foreign exchange contracts	115	—
Other	4,315	526
	$104,617	$63,743

Note 12: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	March 31, 2022	December 31, 2021
Raw materials	$232,451	$135,528
Work in process	74,427	36,490
Finished goods	229,436	118,217
Total inventories	$536,314	$290,235

During the quarter ended March 31, 2022, inventories increased significantly due to the acquisition of Smiths Medical. All acquired inventory was recorded at fair value on January 6, 2022 in accordance with ASC 805, Business Combinations (see Note 3: Acquisitions).

Note 13:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Machinery and equipment	$432,649	$321,078
Land, building and building improvements	289,866	243,377
Molds	60,499	60,463
Computer equipment and software	112,661	102,979
Furniture and fixtures	10,646	7,670
Instruments placed with customers(1)	103,257	97,384
Construction in progress	123,448	72,153
Total property, plant and equipment, cost	1,133,026	905,104
Accumulated depreciation	(458,614)	(436,739)
Property, plant and equipment, net	$674,412	$468,365
______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $21.4 million and $16.3 million for the three months ended March 31, 2022 and 2021, respectively.

During the quarter ended March 31, 2022, property, plant and equipment and related depreciation expense increased significantly due to the acquisition of Smiths Medical (see Note 3: Acquisitions).

Note 14: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2022	$43,439
Goodwill acquired (1)	1,493,115
Other (2)	(7,128)
Currency translation	(2,560)
Balance as of March 31, 2022	$1,526,866
_______________________________
(1)    Relates to Smiths Medical acquired on January 6, 2022.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)    Other relates to measurement period adjustments related to a 2021 acquisition of a small foreign infusion systems supplier.

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted-Average Amortization Life in Years	March 31, 2022
		Cost	Accumulated Amortization	Net
Patents	10	$28,012	$17,213	$10,799
Customer contracts	12	10,281	6,256	4,025
Non-contractual customer relationships	8	558,579	47,757	510,822
Trademarks	1	5,425	2,424	3,001
Trade name	15	18,265	5,045	13,220
Developed technology	10	581,915	62,220	519,695
Non-compete	3	9,100	3,114	5,986
Total amortized intangible assets		$1,211,577	$144,029	$1,067,548

Internally developed software*		$27,162		$27,162

Total intangible assets		$1,238,739	$144,029	$1,094,710
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2021
		Cost	Accumulated Amortization	Net
Patents	10	$27,429	$16,764	$10,665
Customer contracts	12	10,412	6,196	4,216
Non-contractual customer relationships	9	57,316	33,004	24,312
Trademarks	4	425	425	—
Trade name	15	18,260	4,731	13,529
Developed technology	13	152,893	49,406	103,487
Non-compete	3	9,100	2,356	6,744
Total amortized intangible assets		$275,835	$112,882	$162,953

Internally developed software*		$25,358		$25,358

Total intangible assets		$301,193	$112,882	$188,311
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three months ended March 31, 2022 and 2021, intangible asset amortization expense was $31.7 million and $5.8 million, respectively.

During the quarter ended March 31, 2022, intangible assets and related amortization expense increased significantly due to the acquisition of Smiths Medical (see Note 3: Acquisitions).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2022 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2022	$104,564
2023	132,855
2024	132,216
2025	124,744
2026	123,989
2027	116,092
Thereafter	333,088
Total	$1,067,548

Note 15:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Salaries and benefits	$47,604	$27,304
Incentive compensation	19,930	33,107
Operating lease liability-ST	20,786	9,009
Accrued sales taxes	7,491	1,980
Restructuring accrual	2,430	664
Deferred revenue	40,870	12,646
Accrued other taxes	1,653	4,337
Accrued professional fees	16,608	773
Legal accrual	3,216	3,897
Distribution fees	21,084	5,645
Warranties and returns(1)	31,857	532
Accrued freight	10,285	9,194
Foreign exchange contracts	895	—
Acquired restructuring liability	6,775	—
Accrued transaction/integration costs	8,982	—
Accrued audit fees	3,187	1,008
Defined benefit plan	2,796	—
Other	15,371	8,099
	$261,820	$118,195
___________________________
(1)     Includes $31.3 million of estimated remediation costs related to a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Operating lease liability-LT	$73,391	$33,971
Benefits	1,272	1,369
Accrued rent	1,231	1,262
Contract liabilities(1)	168	202
Forward-starting interest rate swaps	—	1,480
Foreign exchange contracts	27	—
Finance lease liability-LT	1,923	2,067
Deferred revenue	22,828	—
Field service corrective action(2)	23,385	—
Other	9,983	1,479
	$134,208	$41,830
______________________________
(1)    Consists of contracts with customers and suppliers that were valued at below market at the time of the Hospira Infusion Systems acquisition.
(2)     Long-term portion of the estimated remediation costs related to a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

Note 16:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 31% and 12% for the three months ended March 31, 2022 and 2021, respectively.

    The effective tax rate for the three months ended March 31, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits and the following discrete items recognized during the interim period:

•Excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the three months ended March 31, 2022 of $2.6 million.

    The effective tax rate for the three months ended March 31, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low taxed income ("GILTI"), FDII and tax credits. The effective tax rate during the three months ended March 31, 2021 included a discrete tax benefit of $1.8 million related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

Note 17:     Long-Term Debt

2022 Credit Agreement

On January 6, 2022, in connection with the acquisition of Smiths Medical, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Barclays Bank PLC and certain other financial institutions (the “Lenders”) for $2.2 billion of senior secured credit facilities. The senior secured credit facilities include (i) a five-year Tranche A term loan of $850.0 million (the "Term Loan A"), (ii) a seven-year Tranche B term loan of $850.0 million (the "Term Loan B") and (iii) a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility"), with separate sub-limits of $50.0 million for letters of credit and swingline loans (collectively, the "Senior Secured Credit Facilities"). We used the proceeds from borrowings under the Term Loan A and the Term Loan B (collectively, the "Term Loans") to fund a portion of the cash consideration for the purchase of Smiths Medical and the related fees and expenses incurred in connection with the acquisition. We did not incur borrowings under the Revolving Credit Facility on the

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
closing date of the acquisition. The proceeds from any future borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes.

In connection with entering into the Credit Agreement, during the period ended March 31, 2022, we incurred $37.8 million in debt discount and issuance costs, which were allocated to the Term Loan A, the Term Loan B and the Revolving Credit Facility based on lender commitment amounts relative to each type of fees paid. The lender and third-party discount and issuance costs allocated to the Term Loan A and the Term Loan B were $15.8 million and $13.4 million, respectively, and are reflected as a direct deduction from the face amount of the corresponding term loans on the condensed consolidated balance sheet. These costs are being amortized to interest expense over the respective terms of the loans using the effective interest method. The issuance costs allocated to the Revolving Credit Facility were $8.7 million, which are capitalized and included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

The net funds received from the Term Loan A and the Term Loan B, after deducting debt issuance costs, were $834.2 million and $836.6 million, respectively.

Maturity Dates

The maturity date for the Term Loan A and the Revolving Credit Facility is January 6, 2027, and the maturity date for the Term Loan B is January 6, 2029. Pursuant to the terms and conditions of the Credit Agreement, the maturity dates of the Term Loans and the Revolving Credit Facility may be extended upon our request, subject to the consent of the Lenders.

Interest Rate Terms

In general, the Term Loans and borrowings under the Revolving Credit Facility denominated in U.S. dollars bear interest, at our option, on either: (1) the Base Rate, as defined below, plus the applicable margin, as indicated below ("Base Rate Loans") or (2) the Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"), as defined below, plus the applicable margin, as indicated below ("Term SOFR Loans").

The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) Adjusted Term SOFR (as defined below) for a one-month period plus, in each case, plus 1.00%.

Adjusted Term SOFR is the rate per annum equal to (a) Term SOFR plus (b) the Term SOFR Adjustment. Term SOFR is the forward-looking term rate based on SOFR and is calculated separately for Term SOFR Loans and Base Rate Loans, as specified in the Credit Agreement. The Term SOFR Adjustment is a percentage per annum of 0.10% for Base Rate Loans and between 0.10% to 0.25% for Term SOFR Loans based on the applicable interest period.

Revolving Credit Facility Commitment Fee

The Revolving Credit Facility has a per annum commitment fee at an initial rate of 0.25% which is applied to the available amount of the Revolving Credit Facility. Effective on the first Adjustment Date, as defined in the Credit Agreement, occurring subsequent to our quarter ending June 30, 2022, the commitment fee will be determined by reference to the leverage ratio in effect from time to time as set forth in the table below.

Applicable Interest Margins

The Term Loan A and borrowings under the Revolving Credit Facility have an initial applicable margin of 0.75% per annum for Base Rate Loans and 1.75% per annum for Term SOFR Loans.

Effective on the first Adjustment Date, as defined in the Credit Agreement, occurring subsequent to our quarter ending June 30, 2022, the applicable margin for the Term Loan A and borrowings under the Revolving Credit Facility will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leverage Ratio	Applicable Margin for Term SOFR Loans	Applicable Margin for Base Rate Loans	Commitment Fee Rate
Greater than 4.00 to 1.0	2.25%	1.25%	0.35%
Less than or equal to 4.00 to 1.0 but greater than 3.00 to 1.0	2.00%	1.00%	0.30%
Less than or equal to 3.00 to 1.0 but greater than 2.50 to 1.0	1.75%	0.75%	0.25%
Less than or equal to 2.50 to 1.0 but greater than 2.00 to 1.0	1.50%	0.50%	0.20%
Less than or equal to 2.00 to 1.0	1.25%	0.25%	0.15%

The Term Loan B has an initial applicable margin of 1.5% per annum for Base Rate Loans and 2.5% per annum for Term SOFR Loans.

Effective on the first Adjustment Date, as defined in the Credit Agreement, occurring subsequent to our quarter ending June 30, 2022, the applicable margin for the Term Loan B will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

Leverage Ratio	Applicable Margin for Term SOFR Loans	Applicable Margin for Base Rate Loans
Greater than 2.75 to 1.0	2.50%	1.50%
Less than 2.75 to 1.0	2.25%	1.25%

Principal Payments

Principal payments on the Term Loans are due on the last day of each calendar quarter commencing on June 30, 2022.

The Term Loan A will amortize in nineteen consecutive quarterly installments in an amount equal to 2.50% of the original principal amount in each of the first two years, 5.00% in each of the third and fourth years and 7.50% in the fifth year, with a final payment of the remaining outstanding principal balance due on the maturity date.

The Term Loan B matures in twenty-seven consecutive quarterly installments in an amount equal to 0.25% of the original principal amount, with a final payment of the remaining outstanding principal balance due on the maturity date.

We may borrow, prepay and re-borrow amounts under the Revolving Credit Facility, in accordance with the terms and conditions of the Credit Agreement, with all outstanding amounts due at maturity.

During March 2022, we prepaid $16.0 million in principal payments on the Term Loan A principal balance.

Interest Payments

Interest payments on Base Rate Loans are payable quarterly in arrears on the last business day of each calendar quarter and the applicable maturity date. Interest periods on Term SOFR Loans will be determined, at our option, as either one, three or six months and will be payable on the last day of each interest period and the applicable maturity date. In the case of any interest periods of more than three months' duration, the interest payment will be payable on each day prior to the last day of such interest period that occurs at three-month intervals.

The commitment fee on the Revolving Credit Facility is payable quarterly in arrears on the third business day following the last day of each calendar quarter and at the maturity date. The commitment fee is included in interest expense in our condensed consolidated statements of operations.
Guarantors and Collateral

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our obligations under the Credit Agreement are unconditionally guaranteed, on a joint and several basis, by ICU Medical, Inc. and certain of our existing subsidiaries.

Debt Covenants

The Credit Agreement contains affirmative and negative covenants, including certain financial covenants. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, asset sales and other dispositions, other investments, dividends, share purchases and payments affecting subsidiaries, changes in nature of business, fiscal year or organizational documents, prepayments and redemptions of subordinated and other junior debt, transactions with affiliates, and other matters.

The financial covenants include the Senior Secured Leverage Ratio and the Interest Coverage Ratio, both defined below, and pertain to the Term Loan A and the Revolving Credit Facility.

The Senior Secured Leverage Ratio is defined, at any such date, as the ratio of: (a) all Funded Debt, as defined in the Credit Agreement, that is secured by a lien on any asset or property minus the lesser of (i) all unrestricted cash and cash equivalents and (ii) $500.0 million, to (b) Consolidated EBITDA, as defined in the Credit Agreement, for the most recently completed four fiscal quarters, calculated on a pro forma basis. The maximum Senior Secured Leverage Ratio is 4.50 to 1.00 until June 30, 2024. Thereafter, the maximum Senior Secured Leverage Ratio is 4.00 to 1.00, with limited permitted exception.

The Interest Coverage ratio is defined, at any such date, as the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to Consolidated Interest Expense, as defined in the Credit Agreement, paid or payable in cash, for the most recently completed four fiscal quarters. The minimum Interest Coverage ratio is 3.00 to 1.00.

We were in compliance with all financial covenants as of March 31, 2022.

The Credit Agreement contains customary events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; covenant defaults; cross-defaults and cross-acceleration to certain other material indebtedness; the existence of bankruptcy or insolvency proceedings; certain events under ERISA; material judgments; and a change of control. If an event of default occurs and is not cured within any applicable grace period or is not waived, the administrative agent and the Lenders are entitled to take various actions, including, without limitation, the acceleration of all amounts due and the termination of commitments under the Senior Secured Credit Facilities.

2017 Credit Facility

    On November 8, 2017, we entered into a five-year senior secured revolving credit facility with various lenders for $150.0 million, with Wells Fargo Bank, National Association as the administrative agent, swingline lender and issuing lender (the "Prior Credit Facility"). The Prior Credit Facility, which was set to mature on November 8, 2022, was terminated in connection with entering into the Credit Agreement on January 6, 2022. There were no borrowings outstanding under the Prior Credit Facility at that date or at December 31, 2021. The remaining unamortized deferred debt issuance costs related to the Prior Credit Facility were not material and were expensed in connection with its termination. See further details of the terms of the Prior Credit Facility in Note 11 in Part II, Item 8, of our 2021 Annual Report on Form 10-K.

The carrying values of our long-term debt consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Effective Interest Rate	As of March 31, 2022

Senior Secured Credit Facilities:
Term Loan A — principal	4.44%	$834,000
Term Loan B — principal	5.11%	850,000
Revolving Credit Facility — principal	—%	—
Less unamortized debt issuance costs(1)		(28,016)
Total carrying value of long-term debt		1,655,984
Less current portion of long-term debt		13,813
Long-term debt, net		$1,642,171
_______________________________
(1)    Comprised of $15.0 million and $13.0 million relating to the Term Loan A and the Term Loan B, respectively.

As of March 31, 2022, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

Remainder of 2022	$6,375
2023	29,750
2024	51,000
2025	51,000
2026	72,250
2027	672,500
Thereafter	801,125
Total	$1,684,000

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended March 31,
	2022	2021
Contractual interest	$10,017	$—
Amortization of debt issuance costs	1,643	72
Commitment fee — Revolving Credit Facility	351	56
Total interest expense	$12,011	$128

Note 18: Stockholders' Equity

Shareholders Agreement

At the completion of the Smiths Medical acquisition on January 6, 2022, Smiths owns approximately 10.5% of the total outstanding shares of our common stock (see Note 3: Acquisitions). At closing, in connection with the issuance of the share consideration, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Smiths. The Shareholders Agreement imposes certain restrictions on Smiths including prohibiting certain transfers of the shares of our common stock issued (i) for 6 months following the closing of the acquisition transaction and (ii) to certain of our competitors and certain other parties, as well as customary standstill limitations. The Shareholders Agreement also permits Smiths to designate one individual for election to our Board of Directors (the "Board") so long as Smiths beneficially owns at least 5.0% of the total outstanding shares of our common stock. On February 1, 2022, our Board appointed a new director designated by Smiths

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
pursuant to the Shareholders Agreement who will stand for election to the Board at the 2022 Annual Meeting of Stockholders to be held in May 2022. This appointment expands the size of our Board from eight to nine members. See our Current Report on Form 8-K filed on February 1, 2022 for additional information.

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended March 31, 2022, we did not purchase any shares of our common stock under our share purchase plan. As of March 31, 2022, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 17: Long-Term Debt).

    For the three months ended March 31, 2022, we withheld 37,279 shares of our common stock from employee vested restricted stock units in consideration for $8.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the three months ended March 31, 2021, we withheld 37,423 shares of our common stock from employee vested restricted stock units in consideration for $7.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2022	$(19,045)	$(237)	$13	$(19,269)
Other comprehensive (loss) income before reclassifications	(4,946)	25,782	15	20,851
Amounts reclassified from AOCI	—	(2,210)	—	(2,210)
Other comprehensive (loss) income	(4,946)	23,572	15	18,641
Balance as of March 31, 2022	$(23,991)	$23,335	$28	$(628)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2021	$(4,381)	$2,784	$75	$(1,522)
Other comprehensive (loss) income before reclassifications	(7,458)	(306)	12	(7,752)
Amounts reclassified from AOCI	—	(639)	—	(639)
Other comprehensive (loss) income	(7,458)	(945)	12	(8,391)
Balance as of March 31, 2021	$(11,839)	$1,839	$87	$(9,913)

Note 19: Commitments and Contingencies

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

Contingencies

On January 6, 2022, we acquired Smiths Medical. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price from the closing date to either the third or fourth anniversary of closing. As of March 31, 2022, the estimated fair value of the contingent earn-out is $53.5 million (see Note 9: Fair Value Measurements).

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective action was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance and could differ from the original estimate. The estimated field service corrective action recorded at March 31, 2022 is $54.7 million.

During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of March 31, 2022, the estimated fair value of the contingent earn-out is $1.6 million (see Note 9: Fair Value Measurements).

During August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of March 31, 2022, the estimated fair value of the contingent earn-out is $2.6 million (see Note 9: Fair Value Measurements).

Commitments

    We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 6: Leases).

Note 20:     Collaborative and Other Arrangements

    On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") whereby (i) Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSAs are to be jointly managed by both Pfizer and ICU. The initial supply price, which will be annually updated, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The amendments included a change to the term of the agreement to end on December 31, 2024 with Pfizer's unilateral election to extend through December 31, 2025. Other changes to the terms of the MSA included (i) amendments to our level of supply of products to Pfizer, (ii) certain changes to our manufacturing lines, (iii) updates to our supply price with added volume price tiers for annual periods and (iv) certain minimum purchase requirements for certain products. On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our MSA, whereby Pfizer manufactures and supplies to us certain agreed upon products. The Product Addendum includes the supply of additional product to us subject to certain time and pricing terms and conditions. The Product Addendum includes a

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
minimum purchase obligation of $29.6 million and expires on November 30, 2022. As of March 31, 2022, we had satisfied the minimum purchase obligations under the Product Addendum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes in this Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K.

    When used in this report, the terms “we,” “us,” and “our” refer to ICU Medical, Inc ("ICU") and its subsidiaries included in our condensed consolidated financial statements unless context requires otherwise.

Business Overview

Recent Developments

On January 6, 2022 we completed the acquisition of Smiths Medical 2020 Limited ("Smiths Medical"), the holding company of Smiths Group plc's global medical device business. See "Acquisitions" in the remainder of this item for additional detail regarding the acquisition transaction. Smiths Medical is engaged in the development, manufacture and sale of syringe and ambulatory infusion devices, vascular access, and vital care products used in hospital, emergency, home and alternative care settings. Our acquisition of Smiths Medical was strategic and increases our focus and scale in infusion therapy globally which we believe will enhance our competitive position as a leader within the industry.

The combination of ICU and Smiths Medical brings together two highly complementary product portfolios to create a comprehensive range of offerings utilized in the infusion therapy care continuum. Our existing product portfolio includes IV solutions, IV smart pumps with pain management and safety software technology, dedicated and non-dedicated IV sets and needlefree connectors designed to help meet clinical, safety and workflow goals. In addition, we manufacture automated pharmacy IV compounding systems with workflow technology, closed systems transfer devices for preparing and administering hazardous IV drugs, and cardiac monitoring systems for critically ill patients. The acquisition of Smiths Medical broadened our product portfolio to include syringe and ambulatory pumps, peripheral IV catheters, fluid warming and respiratory devices, silicone and PVC tracheotomy tubes, among other products.

Following the Smiths Medical acquisition, we are initially presenting the following product lines in addition to our legacy product lines: Infusion Systems-Smiths Medical, Vascular Access-Smiths Medical and Vital Care-Smiths Medical. See "Products" in the remainder of this item for a list of our primary products included in each line.

Our primary customers are acute care hospitals, wholesalers, ambulatory clinics and alternate site facilities, such as clinics, home health care providers and long-term care facilities. With the addition of Smiths Medical we sell our products in more than 90 countries throughout the world.

The following information is additional to and not a substitute for the Business section under Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 and should be read in conjunction with that filing:

Manufacturing Changes

With the acquisition of the Smiths Medical business, we now operate additional manufacturing facilities including five facilities in the United States ("U.S."), two facilities in Mexico and two in the UK, and one facility in the Czech Republic, Italy and China.

Service Centers

With the acquisition of the Smiths Medical business, we now operate additional service and repair facilities in the U.S., Canada, two locations in Europe and four locations in Asia.

Distribution Changes

Following the Smiths Medical acquisition, we operate two additional main distribution centers, one in the U.S. supporting the Americas and International and one in the Netherlands mainly supporting EMEA. We have a further eleven smaller distribution centers globally three of which are in the U.S., two centers in EMEA and China, and one center in Canada, the U.K., Japan and India.

Competition Changes

The Infusion Systems product line of Smiths Medical competes with many of the same competitors as those referenced in Part I, Item 1. "Business" of our 2021 Annual Report on Form 10-K as well as additional competitors such as Moog Medical and QCOR.

The Vascular Access product line of Smith Medicals competes with many of the same competitors as those referenced in Part I, Item 1. "Business" of our 2021 Annual Report on Form 10-K as well as additional competitors such Angio Dynamics, Greiner Bio-One, and Teleflex Incorporated. Our ability to remain competitive in this market will depend on our ability to focus on demonstrable patient outcomes by differentiating our products by improving device functionality and by providing successful customer training programs on the use and maintenance of our products.

The Vital Care product line of Smith Medical competes with numerous competitors due its wide range of business. Those include multinational competitors such as Medtronic and Philips Healthcare as well as smaller more focused competitors such as Belmont and Intersurgical plc. Our ability to compete in this market will depend on our ability to continue to make technological advances to our products, thereby increasing customer efficiency and by providing product support that improves clinical decision-making that ultimately enhances patient safety.

Products

As of March 31, 2022, our primary product offerings by product line are listed below. We have presented our financial results in accordance with these product lines:

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

Infusion Systems

    We offer a wide range of infusion pumps, dedicated IV sets, software and professional services. Our primary Infusion System products are dedicated IV sets and the following:

Infusion Pump Hardware:

•Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. Plum 360 was named the 2018, 2019 and 2020 Best in KLAS winner as top-performing IV smart pump and was the first medical device to be awarded UL Cybersecurity Assurance Program Certification. Also, in 2021 and 2022, the Plum 360 won the award as the top-performing Smart Pump EMR-Integrated; and

•LifeCare PCA™: The LifeCare PCA infusion pump is an ICU Medical MedNet™ ready patient-controlled analgesia pump ("PCA"), providing complete IV Electronic Health Record ("IV-EHR") interoperability since 2016.

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

Infusion Systems-Smiths Medical

We offer a wide range of infusion pumps, disposables and safety software for use in both hospital and home settings. These products participate in adjacent categories to the legacy ICU Medical Infusion Systems segment. The primary Infusion Systems-Smith Medical products are:

Ambulatory Infusion Hardware:

•CADD® ambulatory infusion pumps and disposables, including administration sets and medication cassette reservoirs, support a variety of IV pain management therapies across clinical care areas from hospital to outpatient treatment.

Syringe Infusion Hardware:

•MedfusionTM syringe infusion pumps are designed for the administration of fluids and medication requiring precisely controlled infusion rates from a variety of syringe sizes in acute care settings.

Infusion Software:

•PharmGuard® Medication Safety Software for MedfusionTM 4000 syringe and CADD™ Solis pumps allows for customized drug libraries to support the standardization of protocols for medication administration throughout the facility.

Vascular Access-Smiths Medical

Our Vascular Access-Smiths Medical products allow clinicians to safely access the patients' bloodstream to deliver fluids and medication or to obtain blood samples. Vascular Access products are often used in conjunction with Consumables and Infusion Systems devices. Our primary Vascular Access products are:

•Jelco® safety and conventional peripheral IV catheters, sharps safety devices for hypodermic injection, and venipuncture blood collection and peripheral IV catheters designed to help prevent needlestick injury and to reduce the risks associated with blood exposure and contamination while reducing patients' risk of infection;

•DELTEC® implantable ports and GRIPPER® non-coring needles for portal access;

•Portex® arterial blood sampling syringes, anesthesia trays and kits for pain management;

•Powerwand® midline catheters; and

•MEDEX® LogiCal® Pressure Monitoring System and components.

Vital Care-Smiths Medical

We offer a range of devices and systems to maintain patients' airways and maintain body temperature before, during and after surgery. Our primary Vital Care products are:

•Level 1® temperature management systems used in perioperative and critical care settings to help monitor and regulate patient temperature through rapid infusion, routine blood and fluid warming, irrigation warming and convective warming.

•Portex® acapella® bronchial hygiene products used to mobilize pulmonary secretions to facilitate the opening of airways in patients with chronic respiratory diseases such as chronic obstructive pulmonary disease, or COPD, asthma and cystic fibrosis.

•Portex® Bivona® tracheostomy tubes in PVC and silicone construction that provide a secure airway for both surgical and percutaneous procedures. Our silicone tracheostomy tubes are customizable to accommodate unique patient requirements.

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

Seasonality/Quarterly Results

    There are no significant seasonal aspects to our business. We can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by the novel coronavirus and its variants (“COVID-19”) pandemic surges and its impact on hospital admissions and procedure volumes along with production scheduling and customer inventory levels, and less by seasonality. Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Acquisition

On January 6, 2022, we acquired 100% of the equity interests in Smiths Medical from Smiths Group International Holdings Limited (“Smiths”) for cash consideration of $1.9 billion and the issuance of 2.5 million shares of our common stock valued at $576.0 million. We funded the cash portion of the consideration paid with a combination of proceeds from a Credit Agreement dated January 6, 2022 (the "Credit Agreement") and our cash and cash equivalents. The fair value of the common shares issued to Smiths was determined based on the closing market price of our common stock on the acquisition date. Smiths may be entitled to a potential contingent earn-out payment of $100.0 million based on our common stock achieving certain price targets on or prior to the third or fourth anniversary of closing. See Note 3, Acquisitions in our accompanying condensed consolidated financial statements for further details on the acquisition. See "Liquidity and Capital Resources" in the remainder of this item and Note 17 in our accompanying condensed consolidated financial statements for additional information regarding the Credit Agreement.

COVID-19

    COVID-19 continues to have an impact on our business operations. Our manufacturing, distribution and pump service facilities continue to operate under our business continuity plan and our precautionary safety measures implemented to maximize the safety of our employees and mitigate disruption to our business remain in effect.

While we continually monitor the ongoing and evolving impact of the effect of the COVID-19 pandemic on our operations the overall impact will not be fully reflected in our results of operations until future periods. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be fully predicted at this time, as such, the impact of the pandemic on our overall financial performance remain uncertain and cannot as yet be quantified. For discussion of the risks and uncertainties we face associated with the COVID-19 pandemic, see Part I, Item 1A. "Risk Factors" of our 2021 Annual Report on Form 10-K.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three months ended March 31, 2022 and 2021, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2022	2021
Total revenues	100%	100%
Gross profit	31%	35%
Selling, general and administrative expenses	28%	23%
Research and development expenses	4%	3%
Restructuring, strategic transaction and integration expenses	6%	1%
Contract settlement	—%	—%
Total operating expenses	38%	27%
(Loss) income from operations	(7)%	8%
Interest expense	(3)%	—%
Other income, net	—%	—%
(Loss) income before income taxes	(10)%	8%
Benefit (provision) for income taxes	3%	(1)%
Net (loss) income	(7)%	7%

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

Infusion Consumables

    The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
Infusion Consumables	$140.5	$126.4	$14.1	11.2%

Infusion Consumables revenue increased for the three months ended March 31, 2022, as compared to the same period in the prior year, due to growth in our global core infusion, global oncology, renal and specialty products. On a constant currency basis, Infusion Consumables revenue would have been $142.5 million for the three months ended March 31, 2022, an increase of $16.1 million or 12.7%, as compared to the same period in the prior year.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
Infusion Systems	$87.0	$84.3	$2.7	3.2%

Infusion Systems revenue increased for the three months ended March 31, 2022, as compared to the same period in the prior year, due to higher large volume pump ("LVP") dedicated set sales driven by larger install base of LVPs, offset partially by lower sales related to our non-LVP products. On a constant currency basis, Infusion Systems revenue would have been $88.7 million for the three months ended March 31, 2022, an increase of $4.4 million or 5.2%, as compared to the same period in the prior year.

IV Solutions

    The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
IV Solutions	$88.5	$94.2	$(5.7)	(6.1)%

IV Solutions revenue decreased for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to lower contract manufacturing sales to Pfizer.

Critical Care

    The following table summarizes our total Critical Care revenue (in millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
Critical Care	$12.2	$13.1	$(0.9)	(6.9)%

Critical Care revenue slightly decreased for the three months ended March 31, 2022, as compared to the same period in the prior year.

Infusion Systems-Smiths Medical

    The following table summarizes our total Infusion Systems-Smiths Medical revenue (in millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
Infusion Systems-Smiths Medical	$66.3	$—	$66.3	nm

The Infusion Systems-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The amount in the table above represents approximately three months of revenue from the closing date of the transaction to the end of the quarter.

Vascular Access-Smiths Medical

    The following table summarizes our total Vascular Access revenue (in millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
Vascular Access-Smiths Medical	$79.0	$—	$79.0	nm

The Vascular Access-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The amount in the table above represents approximately three months of revenue from the closing date of the transaction to the end of the quarter.

Vital Care-Smiths Medical

	Three months ended March 31,
	2022	2021	$ Change	% Change
Vital Care-Smiths Medical	$69.6	$—	$69.6	nm

The Vital Care-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The amount in the table above represents approximately three months of revenue from the closing date of the transaction to the end of the quarter.

Gross Margins

    For the three months ended March 31, 2022 and 2021, gross margins were 31.1% and 35.4%, respectively. The decrease in gross margins for the three months ended March 31, 2022, as compared to the same period in the prior year, was primarily due to the acquisition of Smiths Medical. Smiths Medical gross margins are lower than historical ICU margins for the quarter due to: $13.2 million spending on quality systems and product-related remediation costs; lower manufacturing absorption due to supply chain disruptions; and the impact of inflation and higher freight expediting costs. Legacy ICU gross margins for the quarter were generally consistent with prior year and reflected improvement due to increased sales of higher margin consumables, offset by lower absorption in our Austin manufacturing plant from lower volumes and inflation.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
SG&A	$153.2	$72.4	$80.8	111.6%

SG&A expenses increased for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily due to a $72.7 million impact from the acquisition of Smiths Medical, which consisted primarily of $28.0 million of salaries and benefits, $25.1 million of depreciation and amortization expense. Expenses that increased aside from the Smiths Medical acquisition included $5.9 million in stock based compensation. Stock based compensation increased due to a change in the probability of shares expected to be earned.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
R&D	$23.9	$10.7	$13.2	123.4%

R&D expenses increased for the three months ended March 31, 2022, as compared to the same period in the prior year primarily due to the acquisition of Smiths Medical. The increase included $11.8 million related to Smiths Medical R&D expenses. R&D expenses during both periods primarily relate to compensation and related benefit expenses on current R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $33.9 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.

Restructuring charges

    Restructuring charges were $3.2 million for the three months ended March 31, 2022 related to severance costs. We expect to pay unpaid restructuring charges as of March 31, 2022 by the end of 2022. There were no restructuring charges for the three months ended March 31, 2021.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $30.7 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. The strategic transaction and integration expenses during the three months ended March 31, 2022 were primarily related to our acquisition of Smiths Medical which primarily included legal expenses, bank fees, a United Kingdom stamp tax and employee costs. The strategic transaction and integration expenses during the three months ended March 31, 2021 were primarily related to integration costs associated with previous acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer and one-time costs incurred to comply with regulatory initiatives.

Contract Settlement

    We did not incur contract settlement expense for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recorded $0.1 million in contract settlement expense.

Interest Expense

    Interest expense was $13.6 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Interest expense for the three months ended March 31, 2022 includes the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement and the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 17: Long-Term Debt in our accompanying condensed consolidated financial statements for additional information).

Interest expense for the three months ended March 31, 2021 includes the per annum commitment fee charged on the unused portion of the revolver under our 2017 Credit Facility (the "Prior Credit Facility") and the amortization of financing costs that were incurred in 2017 in connection with entering into the Prior Credit Facility. The Prior Credit Facility was terminated in connection with entering into the Credit Agreement.

Other Income, net

    Other income netted to $1.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, other income, net was related to $0.6 million of interest income, $0.5 million of miscellaneous income and $0.2 million in foreign exchange gains, partially offset by $0.3 million of loss from disposed assets. For the three months ended March 31, 2021, other income, net was related to $0.7 million of interest income, $0.5 million in foreign exchange gains and $0.2 million of miscellaneous income, partially offset by $0.7 million of loss from disposed assets.

Income Taxes

    For the three months ended March 31, 2022 and 2021, income taxes were accrued at an estimated effective tax rate of 31% and 12%, respectively.

    The effective tax rate for the three months ended March 31, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three months ended March 31, 2022 included the following:

•Excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period of $2.6 million.

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

Liquidity and Capital Resources

We regularly evaluate our liquidity and capital resources, including our access to external capital, to ensure we can adequately meet our principal cash requirements, which include working capital requirements, planned capital investments in our business, commitments, acquisition restructuring and integration expenses, investments in quality systems and quality compliance objectives, payment of interest expense, repayment of outstanding borrowings, income tax obligations and acquisition opportunities in accordance with our growth strategy.

Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, our short-term investment portfolio, cash flows from our operations and access to borrowing arrangements.

Funds generated from operations are held in cash and cash equivalents and investment securities. During the three months ended March 31, 2022, our cash and cash equivalents and short-term investment securities decreased by $223.0 million from $567.2 million at December 31, 2021 to $344.3 million at March 31, 2022, which was primarily due to our use of existing cash balances to partially fund the Smiths Medical acquisition in January 2022. Our short-term investment portfolio consists of investment-grade corporate bonds and is primarily intended to facilitate capital preservation.

2022 Credit Agreement and Access to Capital

We entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.7 billion as of March 31, 2022, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of March 31, 2022. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3	Stable
Fitch	BB/BBB-	Stable
Standard & Poor's	BB/BB	Stable

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with stepdowns to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of March 31, 2022.

2017 Credit Facility

On November 8, 2017, we entered into a five-year revolving credit facility with various lenders for $150.0 million (the "Prior Credit Facility"). The Prior Credit Facility, which was set to expire in November 2022, was terminated upon entering into the new Senior Secured Credit Facilities. There were no outstanding borrowings under the Prior Credit Facility at the time of its termination.

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations and the funds received and accessible under the Senior Secured Credit Facilities will provide us with sufficient liquidity to finance our cash requirements for the next twelve months. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. See Part I. Item 1A. "Risk Factors” in our 2021 Annual Report on Form 10-K for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

At March 31, 2022, there have been no material changes to our estimate for 2022 planned capital expenditures, as previously disclosed in our 2021 Annual Report on Form 10-K.

Contractual Obligations

Our principal commitments at March 31, 2022 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. We assumed additional operating leases as a result of our acquisition of Smiths Medical. For more information regarding our operating lease obligations, (see Note 6: Leases to our accompanying condensed consolidated financial statements).

Long-term Debt

As discussed above, in January 2022, we incurred borrowings under Senior Secured Credit Facilities. The principal repayment obligations and estimated interest payments on the term loans and estimated commitment fee payments on the revolver are estimated in the table below. Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an initial applicable margin of 1.75% for Term Loan A and 2.50% for Term Loan B and the revolver commitment fees were estimated using the initial rate of 0.25%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements for pricing grids related to the Senior Secured Credit Facilities). We expect to fund these obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
Term Loan A Principal Payments	$—	$21.2	$42.5	$42.5	$63.8	$664.0	$—
Term Loan A Interest Payments	25.3	39.0	34.6	29.8	26.7	0.3	—
Term Loan B Principal Payments	6.4	8.5	8.5	8.5	8.5	8.5	801.1
Term Loan B Interest Payments	32.5	44.9	43.4	40.8	39.0	38.4	41.1
Revolver Commitment Fee	0.9	1.2	1.0	0.8	0.8	0.2	—
	$65.1	$114.8	$130.0	$122.4	$138.8	$711.4	$842.2

Minimum Purchase Obligations

On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our Manufacturing and Supply Agreements to supply us with additional product subject to certain time and pricing terms and conditions (see Note 20: Collaborative and Other Arrangements to our accompanying condensed consolidated financial statements for additional information). As of March 31, 2022, we had satisfied the minimum purchase obligations under the Product Addendum. The Product Addendum expires on November 30, 2022.

Other Future Capital Investments

At March 31, 2022, there have been no material changes to our estimate for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, as previously disclosed in our 2021 Annual Report on Form 10-K.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash used in operations for the three months ended March 31, 2022 was $1.3 million. Net income plus adjustments for non-cash net expenses contributed $49.9 million. Net cash used in operations as a result of changes in operating assets and liabilities was $51.3 million. The changes in operating assets and liabilities included a $36.2 million increase in inventories, a $14.4 million increase in other assets, a $19.2 million decrease in accrued liabilities and $26.1 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $22.5 million decrease in accounts receivable, a $2.6 million decrease in prepaid expenses and other current assets and a $19.5 million increase in accounts payable. The increase in inventory was primarily due to the increase in safety stock. The increase in other assets was due to the purchase of spare parts and the capitalization of debt issuance costs allocated to the revolving credit facility. The decrease in accrued liabilities was primarily due to the payout of annual bonuses. The net changes in income taxes was a result of the timing of payments. The decrease in accounts receivable is primarily due to collection efforts and the timing of revenue. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in deferred costs mostly offset by capitalized debt issuance costs allocated to the revolving credit facility. The increase in accounts payable was due to the timing of payments.

Our net cash provided by operations for the three months ended March 31, 2021 was $51.3 million. Net income plus adjustments for non-cash net expenses contributed $56.9 million. Net cash used in operations as a result of changes in operating assets and liabilities was $5.6 million. The changes in operating assets and liabilities included a $20.0 million decrease in accrued liabilities, a $3.5 million increase in other assets and a $0.7 million increase in prepaid expenses and other assets. Offsetting these amounts was a $13.2 million decrease in inventories, a $2.4 million increase in accounts payable, a $1.5 million decrease in accounts receivable and $1.4 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accrued liabilities was primarily due to the payment of annual bonuses. The net increase in prepaid expenses and other current assets was primarily due to the payment of annual software renewals, offset by the amortization of prepaid insurance and property taxes. The increase in other assets was due to the purchase of spare parts. The decrease in inventory was primarily due to the timing of production and customer purchases combined with the reduction in capitalized manufacturing variances. The increase in accounts payable was due to the timing of payments. The decrease in accounts receivable is primarily due to collection efforts. The net changes in income taxes was a result of the timing of payments.

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2022	2021	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(23,606)	$(14,028)	$(9,578)	(1)
Proceeds from sale of assets	900	55	845
Business acquisitions, net of cash acquired	(1,844,164)	—	(1,844,164)	(2)
Intangible asset additions	(2,387)	(1,874)	(513)
Purchases of investment securities	(1,993)	(10,034)	8,041	(3)
Proceeds from sale of investment securities	3,500	7,000	(3,500)	(4)
Net cash used in investing activities	$(1,867,750)	$(18,881)	$(1,848,869)
_______________________________
(1) Our purchases of property, plant and equipment increased during the quarter due to the acquisition of Smiths Medical and will also vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2) Our business acquisitions will vary from period to period based upon our current growth strategy and our ability to execute on desirable target companies. On January 6, 2022, we completed the acquisition of Smiths Medical. The cash consideration for the transaction was $1.9 billion, which was financed with existing cash balances and borrowings under the Credit Agreement. Acquired cash was $78.8 million.
(3)    Our purchases of investment securities will vary from period to period based on current cash needs, planning for known future transactions and changes in our investment strategy.
(4) Proceeds from the sale of our investment securities will vary from period to period based on the maturity dates of the investments.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2022	2021	Change
Financing Cash Flows:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	$1,672,698	$—	$1,672,698	(1)
Principal payments on long-term debt	(16,000)	—	(16,000)	(2)
Payment of third-party debt issuance costs	(1,852)	—	(1,852)	(2)
Proceeds from exercise of stock options	2,974	4,864	(1,890)	(3)
Payments on finance leases	(160)	(141)	(19)
Tax withholding payments related to net share settlement of equity awards	(8,743)	(7,723)	(1,020)	(4)
Net cash provided by (used in) financing activities	$1,648,917	$(3,000)	$1,651,917
_______________________________
(1)    In January 2022, we borrowed an aggregate of $1.7 billion under Senior Secured Credit Facilities contained in the Credit Agreement to partially finance our acquisition of Smiths Medical (see Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements for additional information). The proceeds are net of $27.3 million in payments of lender debt issuance costs.
(2)    Payment of $16.0 million of principal payments on the Senior Secured Credit Facilities and $1.9 million in third-party debt issuance costs.
(3)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(4) During the three months ended March 31, 2022, our employees surrendered 37,279 shares of our common stock from vested restricted stock awards as consideration for approximately $8.7 million in minimum statutory withholding obligations paid on their behalf. During the three months ended March 31, 2021, our employees surrendered 37,423 shares of our common stock from vested restricted stock awards as consideration for approximately $7.7 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of March 31, 2022, all of the $100.0 million available for purchase was remaining under the plan.

Critical Accounting Policies

In our 2021 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies from those previously disclosed in our 2021 Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 2: New Accounting Pronouncements in Part I, Item 1. "Financial Statements."

Forward-Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and documents referenced herein, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we may identify them by using words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "will," "continue," "could," "may," and by similar expressions and statements about aims, goals and plans. The forward-looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

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

•factors affecting operating results, such as shipments to specific customers; reduced dependence on current proprietary products; loss of a strategic relationship; change in demand; domestic and international sales; expansion in international markets, selling prices; future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products, acquisition and integration of businesses and product lines (including Smiths Medical); benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the United States; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; impact of our recently completed acquisition of the Smiths Medical business; the outcome of our strategic initiatives; regulatory approvals and compliance; including the work necessary to achieve regulatory clearance with respect to the Smiths Medical Warning Letter; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; use of treasury stock; working capital requirements; liquidity and realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; foreign exchange risk; commodity price risk; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures; plans to convert existing space; acquisitions of other businesses or product lines, indemnification liabilities and contractual liabilities.

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

Second, investors should read the forward-looking statements in conjunction with the Risk Factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other reports filed with the Securities and Exchange Commission ("SEC").  Also, actual future operating results are subject to other important factors and risks that we cannot predict or control, including without limitation, the following:

•the impacts of the COVID-19 pandemic on us, our business and on domestic and global economies generally;
•the integration of Smiths Medical being more difficult, time-consuming or costly than expected;
•general economic and business conditions, both in the U.S. and internationally;
•unexpected changes in our arrangements with Pfizer or our other large customers;
•outcome of litigation;
•fluctuations in foreign exchange rates and other risks of doing business internationally;
•increased competition for skilled workers;
•decreases in availability of the raw materials needed to manufacture our products;
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
The forward-looking statements in this report are subject to additional risks and uncertainties, including those detailed from time to time in our other filings with the SEC. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    In connection with the Smiths Medical acquisition on January 6, 2022 we entered into the Senior Secured Credit Facilities totaling approximately $2.2 billion consisting of a variable-rate term loan A facility of $850.0 million, a variable-rate term loan B facility of $850.0 million and a revolving credit facility of $500.0 million. We are exposed to changes in interest rates on all of these variable-rate debt instruments.

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an initial applicable margin of 1.75% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an initial applicable margin of 2.5%. We used a sensitivity analyses to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from March 31, 2022, the additional annual interest expense or savings related to the term loans would amount to approximately $17.0 million.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027 and we will pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis excluding its final maturity on March 30, 2026 and we will pay a fixed rate of 1.17% and will receive the greater of 3-month USD SOFR or 0.35%. See Note 8: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Foreign Exchange Risk

    We transact business globally in multiple currencies, some of which are considered volatile. Our international revenues and expenses and working capital positions denominated in these foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. As the receiver of foreign currencies we are adversely affected by the strengthening of the U.S. dollar and other currencies relative to the operating unit functional currency. Our hedging policy attempts to manage these risks to an acceptable level. We manage our foreign currency exposures on a consolidated basis to take advantage of net exposures and natural offsets, which are then further reduced by the gains and losses of our hedging instruments. Gains and losses on the hedging instruments offset gains and losses on the hedged forecasted transactions and reduce the earnings volatility related to foreign exchange, however we do not hedge our entire foreign exchange exposure and are still subject to earnings volatility due to foreign exchange risk.

Our foreign exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna and Japanese Yen) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 8: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign exchange rates. At March 31, 2022, the effect of a hypothetical 10% weakening in the actual foreign exchange rates used for the applicable currencies would result in an estimated increase in the fair value of these outstanding derivatives contracts by approximately $1.0 million.

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

Changes in Internal Control Over Financial Reporting

On January 6, 2022, we completed our acquisition of Smiths Medical and we continue to integrate the acquired operations. As the acquisition occurred in the first quarter of 2022, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Smiths Medical. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of the acquisition.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as mentioned above.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

    Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 19. Commitments and Contingencies to the Condensed Consolidated Financial Statements, and is incorporated herein by reference.

Item 1A.Risk Factors

    In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.

The Smiths Medical acquisition completed in the period has resulted in organizational changes and significant growth to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

The Smiths Medical acquisition has resulted in significant growth in our personnel and operations, adding approximately 6,700 employees to our headcount, bringing our total headcount as of March 31, 2031 to approximately 15,300 employees. We will continue to incur significant expenditures and the allocation of management time to assimilate the Smiths Medical employees in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong customer relationships, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

The Smiths Medical acquisition is a significant acquisition for us and the product offerings within Smiths Medical are not product offerings that we previously offered. The success of our business will depend, in part, on our ability to realize our anticipated benefits, opportunities and synergies from combining our legacy businesses and Smiths Medical. We can provide no assurance that the anticipated benefits of the Smiths Medical acquisition will be fully realized in the time frame anticipated or at all. Integrating the operations of Smiths Medical with that of our legacy business will be a complex, costly and time-consuming process. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses could cause an interruption of, or a loss of momentum in, the activities of the combined businesses and could adversely affect the results of operations of the combined businesses. Potential difficulties that may be encountered in the integration process include the following:

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

There have been no other material changes in the risk factors other than those mentioned above from those previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 6, 2022, as part of the consideration for the acquisition of Smiths Medical, we issued 2.5 million unregistered shares of our common stock to Smiths Group International Holdings Limited.

The issuance of these shares to Smiths Medical in accordance with the terms and subject to the conditions set forth in a shareholders agreement was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder, as transactions not involving a public offering.

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the first quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
01/01/2022 — 01/31/2022	—	$—	—	$100,000,000
02/01/2022 — 02/28/2022	—	$—	—	$100,000,000
03/01/2022 — 03/31/2022	—	$—	—	$100,000,000
First quarter of 2022 total	—	$—	—	$100,000,000
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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	May 9, 2022
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit 10.1	Amended and Restated Executive Employment Agreement, dated as of April 15, 2022, by and between ICU Medical, Inc. and Vivek Jain. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed April 20, 2022, and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)