Form 10-Q
period 2022-06-30
ICU MEDICAL INC/DE
filed 2022-08-09
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2022
Common	23,899,381

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2022

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$255,698	$552,827
Short-term investment securities	13,191	14,420
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	268,889	567,247
Accounts receivable, net of allowance for doubtful accounts of $7,557 at June 30, 2022 and $7,038 at December 31, 2021	216,124	105,894
Inventories	583,050	290,235
Prepaid income taxes	27,111	19,586
Prepaid expenses and other current assets	94,663	46,847
TOTAL CURRENT ASSETS	1,189,837	1,029,809

PROPERTY, PLANT AND EQUIPMENT, net	667,783	468,365
OPERATING LEASE RIGHT-OF-USE ASSETS	83,323	39,847
LONG-TERM INVESTMENT SECURITIES	1,837	4,620
GOODWILL	1,421,216	43,439
INTANGIBLE ASSETS, net	1,080,329	188,311
DEFERRED INCOME TAXES	43,942	42,604
OTHER ASSETS	101,728	63,743
TOTAL ASSETS	$4,589,995	$1,880,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$201,874	$81,128
Accrued liabilities	247,656	118,195
Current portion of long-term debt	19,063	—
Income tax payable	17,102	1,454
Contingent earn-out liability	290	—
TOTAL CURRENT LIABILITIES	485,985	200,777

CONTINGENT EARN-OUT LIABILITY	30,119	2,589
LONG-TERM DEBT	1,636,029	—
OTHER LONG-TERM LIABILITIES	128,200	41,830
DEFERRED INCOME TAXES	204,992	1,490
INCOME TAX LIABILITY	18,804	18,021
COMMITMENTS AND CONTINGENCIES (Note 19)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 23,899 shares at June 30, 2022 and 21,280 shares at December 31, 2021; and outstanding — 23,898 shares at June 30, 2022 and 21,280 shares at December 31, 2021	2,390	2,128
Additional paid-in capital	1,309,598	721,412
Treasury stock, at cost (406 and 119 shares, respectively)	(92)	(27)
Retained earnings	866,245	911,787
Accumulated other comprehensive loss	(92,275)	(19,269)
TOTAL STOCKHOLDERS' EQUITY	2,085,866	1,616,031
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,589,995	$1,880,738
______________________________________________________
(1) December 31, 2021 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
TOTAL REVENUES	$561,004	$321,677	$1,104,126	$639,723
COST OF GOODS SOLD	393,411	198,148	767,706	403,514
GROSS PROFIT	167,593	123,529	336,420	236,209
OPERATING EXPENSES:
Selling, general and administrative	158,748	73,921	311,960	146,312
Research and development	22,562	11,385	46,433	22,094
Restructuring, strategic transaction and integration	13,525	3,753	47,430	6,636
Change in fair value of contingent earn-out	(27,194)	—	(27,194)	—
Contract settlement	—	—	—	127
TOTAL OPERATING EXPENSES	167,641	89,059	378,629	175,169
(LOSS) INCOME FROM OPERATIONS	(48)	34,470	(42,209)	61,040
INTEREST EXPENSE	(16,273)	(163)	(29,917)	(324)
OTHER (EXPENSE) INCOME, net	(533)	525	471	1,208
(LOSS) INCOME BEFORE INCOME TAXES	(16,854)	34,832	(71,655)	61,924
BENEFIT (PROVISION) FOR INCOME TAXES	9,380	(6,434)	26,113	(9,795)
NET (LOSS) INCOME	$(7,474)	$28,398	$(45,542)	$52,129
NET (LOSS) INCOME PER SHARE
Basic	$(0.31)	$1.34	$(1.91)	$2.46
Diluted	$(0.31)	$1.31	$(1.91)	$2.40
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	23,897	21,200	23,787	21,176
Diluted	23,897	21,703	23,787	21,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(7,474)	$28,398	$(45,542)	$52,129
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $4,370 and $(111) for the three months ended June 30, 2022 and 2021, respectively, and $11,681 and $(409) for the six months ended June 30, 2022 and 2021, respectively.	8,144	(352)	31,716	(1,296)
Foreign currency translation adjustment, net of tax of $0 for all periods	(99,805)	1,302	(104,751)	(6,156)
Other adjustments, net of tax of $0 for all periods	14	12	29	23
Other comprehensive (loss) income, net of tax	(91,647)	962	(73,006)	(7,429)
COMPREHENSIVE (LOSS) INCOME	$(99,121)	$29,360	$(118,548)	$44,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2022	21,280	$2,128	$721,412	$(27)	$911,787	$(19,269)	$1,616,031
Issuance of restricted stock and exercise of stock options	154	12	(2,965)	5,927	—	—	2,974
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(8,743)	—	—	(8,743)
Issuance of common stock for acquisitions	2,500	250	575,725	—	—	—	575,975
Stock compensation	—	—	12,092	—	—	—	12,092
Other comprehensive income, net of tax	—	—	—	—	—	18,641	18,641
Net loss	—	—	—	—	(38,068)	—	(38,068)
Balance, March 31, 2022	23,897	$2,390	$1,306,264	$(2,843)	$873,719	$(628)	$2,178,902
Issuance of restricted stock and exercise of stock options	10	—	(4,428)	4,446	—	—	18
Tax withholding payments related to net share settlement of equity awards	(8)	—	—	(1,695)	—	—	(1,695)
Stock compensation	—	—	7,762	—	—	—	7,762
Other comprehensive loss, net of tax	—	—	—	—	—	(91,647)	(91,647)
Net loss	—	—	—	—	(7,474)	—	(7,474)
Balance, June 30, 2022	23,899	$2,390	$1,309,598	$(92)	$866,245	$(92,275)	$2,085,866

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2021	21,058	$2,106	$693,068	$(39)	$808,652	$(1,522)	$1,502,265
Issuance of restricted stock and exercise of stock options	198	16	2,496	2,352	—	—	4,864
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(7,723)	—	—	(7,723)
Stock compensation	—	—	6,022	—	—	—	6,022
Other comprehensive loss, net of tax	—	—	—	—	—	(8,391)	(8,391)
Net income	—	—	—	—	23,731	—	23,731
Balance, March 31, 2021	21,219	$2,122	$701,586	$(5,410)	$832,383	$(9,913)	$1,520,768
Issuance of restricted stock and exercise of stock options	—	—	(2,685)	3,237	—	—	552
Tax withholding payments related to net share settlement of equity awards	—	—	—	(96)	—	—	(96)
Stock compensation	—	—	6,681	—	—	—	6,681
Other comprehensive income, net of tax	—	—	—	—	—	962	962
Net income	—	—	—	—	28,398	—	28,398
Balance, June 30, 2021	21,219	$2,122	$705,582	$(2,269)	$860,781	$(8,951)	$1,557,265

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(45,542)	$52,129
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	119,697	44,319
Amortization of inventory step-up	22,676	—
Noncash lease expense	10,888	4,780
Provision for doubtful accounts	(99)	342
Provision for warranty and returns	1,483	(345)
Stock compensation	19,854	12,703
Loss on disposal of property, plant and equipment and other assets	267	829
Bond premium amortization	211	364
Debt issuance costs amortization	3,495	144
Change in fair value of contingent earn-out	(27,194)	—
Usage of spare parts	5,229	5,356
Other	(2,807)	1,574
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(1,090)	2,078
Inventories	(100,024)	13,368
Prepaid expenses and other current assets	4,710	759
Other assets	(17,323)	(7,632)
Accounts payable	22,149	(1,648)
Accrued liabilities	(33,509)	(17,068)
Income taxes, including excess tax benefits and deferred income taxes	(45,798)	(5,970)
Net cash (used in) provided by operating activities	(62,727)	106,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(48,039)	(29,693)
Proceeds from sale of assets	900	203
Business acquisitions, net of cash acquired	(1,844,164)	—
Intangible asset additions	(4,440)	(4,136)
Purchases of investment securities	(3,397)	(10,034)
Proceeds from sale and maturities of investment securities	26,198	7,000
Net cash used in investing activities	(1,872,942)	(36,660)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	1,672,631	—
Principal repayments of long-term debt	(18,125)	—
Payment of third-party debt issuance costs	(1,852)	—
Proceeds from exercise of stock options	2,992	5,416
Payments on finance leases	(321)	(296)
Tax withholding payments related to net share settlement of equity awards	(10,438)	(7,819)
Net cash provided by (used in) financing activities	1,644,887	(2,699)
Effect of exchange rate changes on cash	(6,347)	(783)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(297,129)	65,940
CASH AND CASH EQUIVALENTS, beginning of period	552,827	396,097
CASH AND CASH EQUIVALENTS, end of period	$255,698	$462,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Six months ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property, plant and equipment	$5,539	$1,857

Detail of assets acquired and liabilities assumed in acquisitions*:
Fair value of assets acquired	$1,658,692
Cash paid for acquisitions, net of cash acquired	(1,844,164)
Share consideration	(575,975)
Contingent consideration	(55,158)
Goodwill, acquired during period	1,437,811
Liabilities assumed/Adjustments to liabilities assumed	$(621,206)

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

On January 6, 2022, we acquired Smiths Medical 2020 Limited ("Smiths Medical"), see Note 3: Acquisitions. Our condensed consolidated statement of operations includes the results of operations for Smiths Medical from January 7, 2022 through June 25, 2022, which is the current end of their 4-4-5 accounting period.

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

Total cash consideration for the acquisition was $1.9 billion, which was financed with existing cash balances and proceeds from the credit agreement entered into on January 6, 2022 (see Note 17: Long-Term Debt). We also issued share consideration to Smiths of 2.5 million shares of our common stock. The fair value of the common shares issued to Smiths was determined based on the opening market price of our common stock on the acquisition date. Smiths may be entitled to an additional $100.0 million in cash consideration contingent on our common stock achieving certain price targets for certain periods after closing in accordance with the terms of the Share Sale and Purchase Agreement (the "Purchase Agreement"). In the event that (a) on or prior to the third anniversary of closing the 30-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share or (b) on or prior to the fourth anniversary of closing the 45-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share (each a "Price Target"), and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved, then Smiths will be entitled to receive the additional $100.0 million in cash consideration. The fair value of the contingent consideration was determined using an option pricing model, specifically the Monte Carlo Simulation. In the analysis, the determinants of payout are simulated in a risk neutral framework over a large number of simulation paths. The fair value of the contingent consideration is then calculated as the average present value across all simulated paths.

Preliminary Purchase Price Allocation

The following table summarizes the estimated purchase price and the preliminary allocation of the purchase price related to the assets acquired and liabilities assumed (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated cash consideration for acquired assets	$1,922,955
Preliminary fair value of contingent consideration payable to Smiths	53,520

Issuance of ICU Medical, Inc. common shares:
Number of shares issued to Smiths	2,500
Price per share (ICU's opening market price on the acquisition date)	$230.39
Fair value of ICU shares issued to Smiths	$575,975
Total estimated consideration to be paid	$2,552,450

Preliminary Purchase Price Allocation:
Cash and cash equivalents	$78,791
Accounts receivable	118,277
Inventories	226,196
Prepaid expenses and other current assets	53,554
Property, plant and equipment	210,000
Operating lease right-of-use assets	55,161
Intangible assets(1)	975,000
Deferred income taxes	9,303
Other assets	379
Accounts payable	(105,291)
Accrued liabilities(2)	(175,099)
Income tax payable	(24,332)
Other long-term liabilities	(85,739)
Deferred income taxes	(228,689)
Total identifiable net assets acquired	$1,107,511
Goodwill - not tax deductible	1,444,939
Estimated Purchase Consideration	$2,552,450
_______________________________
(1)    Estimated identifiable intangible assets include $540.0 million of customer relationships, $400.0 million of developed technology, $30.0 million of internally developed software, and $5.0 million of trade mark. The estimated weighted-average amortization period for the total identifiable intangible assets is approximately nine years, and, for each identifiable intangible asset is estimated as follows: eight years for customer relationships, ten years for developed technology, five years for internally developed software, and six months for the trade mark.
(2)    Estimated accrued liabilities includes, among other things, accrued warranty reserves, accrued restructuring initiatives, accrued salaries and related benefits, deferred revenue and accrued sales and use taxes.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Information

Smiths Medical is included in our consolidated results beginning on January 7, 2022. Total revenues and net loss attributable to Smiths Medical for the period from January 7, 2022 to June 30, 2022 were $437.8 million and $65.5 million, respectively, and for the three months ended June 30, 2022 were $222.9 million and $26.0 million. The following unaudited pro forma financial information presents the combined results of operations of ICU and Smiths Medical as if the acquisition had occurred on January 1, 2021. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues	$561,004	$625,942	$1,124,823	$1,227,502
Net Loss	$(7,474)	$34,244	$(59,425)	$31,447

The unaudited pro forma results presented above include the impact of the following adjustments: incremental amortization expense on intangible assets acquired of $1.3 million and $55.5 million for the six months ended June 30, 2022 and 2021, respectively, incremental interest expense, including amortization of debt discount and debt issuance costs, on the Credit Facilities of $0.8 million and $25.4 million for the six months ended June 30, 2022 and 2021, respectively; and a $27.4 million expense related to the increase in fair value of inventory for the six months ended June 30, 2021. In addition, there were non-recurring adjustments directly attributable to the business combination, including acquisition-related cost of $13.5 million for the six months ended June 30, 2021 and adjustments related to the extinguishment of related party loans receivable and payable equal to $80.7 million and $45.0 million for the six months ended June 30, 2022 and 2021, respectively. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for Smiths Medical historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

2021 Acquisition

During November 2021, we acquired a small foreign infusion systems supplier and paid an initial gross cash payment of approximately $15.4 million. In addition to the initial cash consideration, total consideration for the acquisition includes an additional holdback of $0.5 million, to be paid two years from the completion date of the acquisition, and also a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of June 30, 2022, the total consideration which includes the acquisition date fair value of the contingent consideration was $17.1 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $13.5 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively, and $47.4 million and $6.6 million for six months ended June 30, 2022 and 2021, respectively.

Restructuring

    During the three and six months ended June 30, 2022, restructuring charges were $1.7 million and $4.9 million, respectively, and were related to severance costs. Restructuring charges during the three and six months ended June 30, 2021 were not material.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the period ended June 30, 2022 (in thousands):

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2022	$499	$165	$664
Acquired restructuring liabilities	5,796	1,740	7,536
Charges incurred	3,222	—	3,222
Payments	(2,030)	—	(2,030)
Currency translation	(147)	(40)	(187)
Accrued balance, March 31, 2022	$7,340	$1,865	$9,205
Charges incurred	1,710	—	1,710
Payments	(3,352)	(212)	(3,564)
Currency translation	(256)	(94)	(350)
Other adjustments	(38)	—	(38)
Accrued balance, June 30, 2022	$5,404	$1,559	$6,963

Strategic Transaction and Integration Expenses

    We incurred and expensed $11.8 million and $3.7 million in strategic transaction and integration expenses during the three months ended June 30, 2022 and 2021, respectively, and we incurred and expensed $42.5 million and $6.5 million in strategic transaction and integration expenses during the six months ended June 30, 2022 and 2021, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and six months ended June 30, 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 (see Note 3: Acquisitions) which primarily included legal expenses, bank fees and employee costs. The six months ended June 30, 2022 also included a United Kingdom stamp tax. The strategic transaction and integration expenses for the three and six months ended June 30, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer and one-time costs incurred to comply with regulatory initiatives.

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

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product line	2022	2021	2022	2021
Infusion Consumables	$144,456	$136,200	$284,977	$262,569
Infusion Systems	87,253	84,661	174,265	168,995
IV Solutions	94,113	88,421	182,593	182,597
Critical Care	12,373	12,395	24,530	25,562
Infusion Systems-Smiths Medical	77,812	—	144,102	—
Vascular Access-Smiths Medical	77,058	—	156,066	—
Vital Care-Smiths Medical	67,939	—	137,593	—
Total Revenues	$561,004	$321,677	$1,104,126	$639,723

Infusion Systems-Smiths Medical, Vascular Access-Smiths Medical and Vital Care-Smiths Medical represent our newly integrated product lines following our acquisition of Smiths Medical on January 6, 2022.

    The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended June 30,		Six months ended June 30,
Geography	2022	2021	2022	2021
Europe, the Middle East and Africa	$87,415	$37,761	$173,619	$72,560
Other Foreign	109,723	59,249	218,850	115,145
Total Foreign	197,138	97,010	392,469	187,705
United States	363,866	224,667	711,657	452,018
Total Revenues	$561,004	$321,677	$1,104,126	$639,723

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract balances

    The following table presents the changes in our contract balances for the six months ended June 30, 2022 and 2021 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2022	$(7,461)
Fair value of acquired deferred revenue	(51,245)
Equipment revenue recognized	14,606
Equipment revenue deferred due to implementation	(7,349)
Software revenue recognized	8,737
Software revenue deferred due to implementation	(9,067)
Government grant deferred revenue	(2,972)
Government grant recognized	232
Other deferred revenue	(1,005)
Other deferred revenue recognized	2,458
Ending balance, June 30, 2022	$(53,066)

Beginning balance, January 1, 2021	$(6,430)
Equipment revenue recognized	4,754
Equipment revenue deferred due to implementation	(5,435)
Software revenue recognized	4,355
Software revenue deferred due to implementation	(2,212)
Ending balance, June 30, 2021	$(4,968)

    As of June 30, 2022, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in millions)	< 12 Months	> 12 Months
Equipment revenue	$(19,744)	$—
Software revenue	(7,750)	(1,647)
Government grant revenue	(1,175)	(13,569)
Other revenue*	(1,903)	(7,278)
Total	$(30,572)	$(22,494)
_________________________________
*Other deferred revenue includes pump development programs, purchased training and extended warranty.
Note 6: Leases

    We determine if an arrangement is a lease at inception. Our operating lease assets are separately stated in operating lease right-of-use ("ROU") assets and our financing lease assets are included in other assets on our condensed consolidated balance sheets. Our lease liabilities are included in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets. We have elected not to recognize an ROU asset and lease liability for leases with terms of twelve months or less.

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

The following table presents the components of our lease cost (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$5,475	$2,822	$10,653	$5,657
Finance lease cost — interest	28	32	57	63
Finance lease cost — reduction of ROU asset	170	166	340	317
Short-term lease cost	3	6	6	9
Total lease cost	$5,676	$3,026	$11,056	$6,046

Interest expense on our finance leases is included in other income (expense), net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,887	$5,657
Operating cash flows from finance leases	$57	$63

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,829	$1,282
Finance leases	$38	$332

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of
	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$83,323	$39,847

Accrued liabilities	$19,929	$9,009
Other long-term liabilities	68,491	33,971
Total operating lease liabilities	$88,420	$42,980

Weighted-Average Remaining Lease Term
Operating leases	6.3 years	5.9 years

Weighted-Average Discount Rate
Operating leases	4.39%	4.98%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	June 30, 2022	December 31, 2021
Finance leases
Finance lease right-of-use assets	$2,335	$2,673

Accrued liabilities	$650	$643
Other long-term liabilities	1,741	2,067
Total finance lease liabilities	$2,391	$2,710

Weighted-Average Remaining Lease Term
Finance leases	5.3 years	5.6 years

Weighted-Average Discount Rate
Finance leases	4.27%	4.28%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2022, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$12,546	$371
2023	21,260	742
2024	17,283	459
2025	12,361	273
2026	10,574	216
2027	8,128	189
Thereafter	17,500	426
Total Lease Payments	99,652	2,676
Less imputed interest	(11,232)	(285)
Total	$88,420	$2,391

Note 7:    Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. Due to the net loss for the three and six months ended June 30 2022, any potentially common shares were not included in the computation of diluted earnings per share as they would have had an anti-dilutive effect, therefore basic and diluted net loss per share are equal for the period. There were 12,107 and 12,080 anti-dilutive securities for the three and six months ended June 30, 2021, respectively.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(7,474)	$28,398	$(45,542)	$52,129
Weighted-average number of common shares outstanding (basic)	23,897	21,200	23,787	21,176
Dilutive securities(1)	—	503	—	542
Weighted-average common and common equivalent shares outstanding (diluted)	23,897	21,703	23,787	21,718
EPS — basic	$(0.31)	$1.34	$(1.91)	$2.46
EPS — diluted	$(0.31)	$1.31	$(1.91)	$2.40
_______________________________
(1)    No dilutive effect for the three and six months ended June 30, 2022; therefore, zero incremental shares included for the period.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative instruments we utilize, including various foreign exchange contracts and interest rate swaps, are designated and qualify as cash flow hedges. Our derivative instruments are recorded at fair value on the condensed consolidated balance sheets and are classified based on the instrument's maturity date. We record gains or losses from changes in the fair values of the derivative instruments as a component of other comprehensive income (loss) and we reclassify those gains or losses into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related derivative instrument from accumulated other comprehensive loss into earnings immediately.

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Czech Koruna ("CZK"), Japanese Yen ("JPY"), U.S. Dollar ("USD") and Chinese Renminbi ("CNH") and have varying maturities with an average term of approximately twelve months. The total notional amount of these outstanding derivative contracts as of June 30, 2022 was $209.2 million, which included the notional equivalent of $43.1 million in MXN, $39.7 million in Euros, $18.3 million in CZK, $18.8 million in JPY, $19.3 million in CNH, $36.3 million in USD and $33.9 million in other foreign currencies, with terms currently through July 2023. We did not have such derivative contracts as of December 31, 2021.

Cross-currency Par Forward Contracts

We enter into cross-currency par forward contracts to hedge a portion of our Mexico forecasted expenses denominated in MXN. These contracts are agreements to exchange cash flows from one currency to another at specified intervals over the contract term with all exchanges occurring at the same predetermined rate. In November 2021, we entered into a one-year cross-currency par forward contract with a term from December 1, 2021 to December 1, 2022. The total notional amount of this outstanding derivative as of June 30, 2022 and December 31, 2021 was approximately 208.2 million MXN and 413.1 million MXN, respectively. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 21.60 MXN/USD. Preceding this contract we had a one-year cross-currency par forward contract with a term from November 3, 2020 to December 1, 2021 that matured in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

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

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of June 30, 2022
Prepaid expenses and other current assets	$9,463	$15,407	$24,870
Other assets	112	23,834	23,946
Total assets	$9,575	$39,241	$48,816

Accrued liabilities	$577	$—	$577
Other long-term liabilities	50	—	50
Total liabilities	$627	$—	$627

As of December 31, 2021
Prepaid expenses and other current assets	$1,061	$—	$1,061
Other assets	—	—	—
Total assets	$1,061	$—	$1,061

Accrued liabilities	$—	$—	$—
Other long-term liabilities	—	1,480	1,480
Total liabilities	$—	$1,480	$1,480

We recognized the following gains on our derivative instruments designated as cash flow hedges (in thousands):

	Gain Recognized in Other Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$5,225	$441	$8,337	$39
Interest rate swaps	9,146	—	39,197	—
Total derivatives designated as cash flow hedging instruments	$14,371	$441	$47,534	$39

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

	Gain (Loss) Reclassified From Accumulated Other Comprehensive (Loss) Income into Income
		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2022	2021	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Total revenues	$1,813	$—	$4,356	$—
Foreign exchange contracts	Cost of goods sold	1,563	903	1,049	1,744
Foreign exchange contracts	Interest expense(1)	5	—	255	—
Interest rate swaps	Interest expense	(1,524)	—	(1,524)	—
Total derivatives designated as cash flow hedging instruments		$1,857	$903	$4,136	$1,744
_______________________________
(1)    Represents location of gain reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring.

As of June 30, 2022, we expect an estimated $8.5 million in deferred gains on the outstanding foreign exchange contracts and an estimated $15.7 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent Earn-out Liabilities

On January 6, 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving certain Price Targets from the closing date to either the third or fourth anniversary of closing (see Note 3: Acquisitions for additional information) and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we will remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated financial statements in the period recognized. As of June 30, 2022, the estimated fair value of the contingent earn-out is $26.1 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of June 30, 2022, the estimated fair value of the total contingent earn-out is $1.7 million.

During August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out payment shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of both June 30, 2022 and December 31, 2021, the estimated fair value of the contingent earn-out is $2.6 million. The estimated fair value of the contingent earn-out is calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met.

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

Our contingent earn-out liabilities are separately stated on our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2022	$2,589
Acquisition date fair value estimate of earn-out(1)	55,158
Currency translation	(46)
Accrued balance, March 31, 2022	$57,701
Change in fair value of earn-out (included in income from operations as a separate line item)(2)	(27,194)
Currency translation	(98)
Accrued balance, June 30, 2022	$30,409
_______________________________
(1)    $53.5 million relates to our acquisition of Smiths Medical and $1.6 million relates to our acquisition of a small foreign infusions systems supplier in the fourth quarter of 2021 (see Note 3: Acquisitions).
(2)     Primarily relates to the change in fair value of the Smiths Medical earn-out.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical and Pursuit:

Smiths Medical Earn-out

Simulation Input	As of June 30, 2022	At Acquisition January 6, 2022
Volatility	40.00%	37.00%
Risk-Free Rate	2.97%	1.31%

Pursuit Earn-out

Simulation Input	As of June 30, 2021
Revenue/Gross Profit Volatility	25.00%
Discount Rate	12.50%
Risk-Free Rate	0.09%
Counter Party Risk	3.10%

Investments, Foreign Exchange Contracts and Interest Rate Contracts

    Our investments consist of corporate bonds and U.S treasury securities. The fair value of our corporate bonds is estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs. The fair value of our U.S. treasury securities are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy.

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of June 30, 2022
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$11,787	$—	$11,787	$—
Short-term U.S. treasury securities	1,404	1,404	—	—
Long-term corporate bonds	1,837	—	1,837	—

Foreign exchange contracts:
Prepaid expenses and other current assets	9,463	—	9,463	—
Other assets	112	—	112	—
Interest rate contracts:
Prepaid expenses and other current assets	15,407	—	15,407	—
Other assets	23,834	—	23,834	—
Total Assets	$63,844	$1,404	$62,440	$—

Liabilities:
Contingent earn-out liability - ST	$290	$—	$—	$290
Contingent earn-out liability - LT	30,119	—	—	30,119
Foreign exchange contracts:
Accrued liabilities	577	—	577	—
Other long-term liabilities	50	—	50	—
Total Liabilities	$31,036	$—	$627	$30,409

	Fair value measurements as of December 31, 2021
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$14,420	$—	$14,420	$—
Long-term corporate bonds	4,620	—	4,620	—
Cross-currency par forward contract:
Prepaid expenses and other current assets	1,061	—	1,061	—
Total Assets	$20,101	$—	$20,101	$—

Liabilities:
Contingent earn-out liability - LT	$2,589	$—	$—	$2,589
Forward-starting interest rate swaps:
Other long-term liabilities	1,480	—	1,480	—
Total Liabilities	$4,069	$—	$1,480	$2,589

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities currently consist of short-term and long-term corporate bonds and short-term U.S. treasury securities and are considered “investment grade” and are carried at fair value. We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, we determine whether any portion of the decline in fair value below the amortized cost basis is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive income (loss). We did not have any investments in available-for-sale debt securities in unrealized loss positions as of June 30, 2022 or December 31, 2021.

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

Our short-term and long-term investments in available-for-sale securities consist of the following (in thousands):

	As of June 30, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$11,787	$—	$11,787
Short-term U.S. treasury securities	1,404	—	1,404
Long-term corporate bonds	1,837	—	1,837
Total investment securities	$15,028	$—	$15,028

	As of December 31, 2021
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,420	$—	$14,420
Long-term corporate bonds	4,620	—	4,620
Total investment securities	$19,040	$—	$19,040

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

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We record our share of the investee's income or (loss) on a one quarter lag. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
condensed consolidated balance sheets (see Note 11: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the three and six months ended June 30, 2022. We did not receive any dividend distributions from this investment during the three and six months ended June 30, 2022.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Equity method investment	$3,206	$3,238

Investments in non-marketable debt securities

During the second quarter 2022, we received $19.0 million in proceeds from a promissory note related to an acquired investment as part of the Smiths Medical acquisition.

Note 11:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Other prepaid expenses and receivables	$27,081	$14,763
Prepaid vendor expenses	5,655	—
Deferred costs	7,648	12,746
Prepaid insurance and property taxes	16,542	6,310
VAT/GST receivable	3,446	4,156
Deferred tax charge	4,308	4,241
Foreign exchange contracts	9,463	1,061
Interest rate contracts	15,407	—
Deposits	1,294	1,343
Other	3,819	2,227
	$94,663	$46,847

Other assets consist of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Pump lease receivables	$28,436	$25,941
Spare parts	34,352	28,538
Equity method investments	3,206	3,238
Deferred debt issuance costs	6,016	2,827
Finance lease right-of-use assets	2,335	2,673
Interest rate contracts	23,834	—
Foreign exchange contracts	112	—
Other	3,437	526
	$101,728	$63,743

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Raw materials	$240,804	$135,528
Work in process	71,101	36,490
Finished goods	271,145	118,217
Total inventories	$583,050	$290,235

During 2022, inventories increased significantly due to the acquisition of Smiths Medical. All acquired inventory was recorded at fair value on January 6, 2022 in accordance with ASC 805, Business Combinations (see Note 3: Acquisitions).

Note 13:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Machinery and equipment	$407,580	$321,078
Land, building and building improvements	271,723	243,377
Molds	75,765	60,463
Computer equipment and software	115,371	102,979
Furniture and fixtures	29,538	7,670
Instruments placed with customers(1)	110,592	97,384
Construction in progress	136,723	72,153
Total property, plant and equipment, cost	1,147,292	905,104
Accumulated depreciation	(479,509)	(436,739)
Property, plant and equipment, net	$667,783	$468,365
______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $24.9 million and $46.4 million for the three and six months ended June 30, 2022, respectively. Depreciation expense was $16.3 million and $32.7 million for the three and six months ended June 30, 2021 and 2021, respectively.

During the three and six months ended June 30, 2022, property, plant and equipment and related depreciation expense increased significantly due to the acquisition of Smiths Medical (see Note 3: Acquisitions).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2022	$43,439
Goodwill acquired (1)	1,444,939
Other (2)	(7,128)
Currency translation	(60,034)
Balance as of June 30, 2022	$1,421,216
_______________________________
(1)    Relates to Smiths Medical acquired on January 6, 2022.
(2)    Other reflects measurement period adjustments related to a 2021 acquisition of a small foreign infusion systems supplier.

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted-Average Amortization Life in Years	June 30, 2022
		Cost	Accumulated Amortization	Net
Patents	10	$28,603	$17,669	$10,934
Customer contracts	12	10,140	6,310	3,830
Non-contractual customer relationships	8	581,669	68,232	513,437
Trademarks	1	5,425	5,425	—
Trade name	15	18,253	5,343	12,910
Developed technology	10	584,070	78,703	505,367
Non-compete	3	9,100	3,872	5,228
Total amortized intangible assets		$1,237,260	$185,554	$1,051,706

Internally developed software*		$28,623		$28,623

Total intangible assets		$1,265,883	$185,554	$1,080,329
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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three months ended June 30, 2022 and 2021, intangible asset amortization expense was $41.6 million and $5.8 million, respectively. During the six months ended June 30, 2022 and 2021, intangible asset amortization expense was $73.3 million and $11.6 million, respectively.

During the three and six months ended June 30, 2022, intangible assets and related amortization expense increased significantly due to the acquisition of Smiths Medical (see Note 3: Acquisitions).

As of June 30, 2022 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

Remainder of 2022	$65,893
2023	136,217
2024	135,578
2025	127,922
2026	127,384
2027	119,279
Thereafter	339,433
Total	$1,051,706

Note 15:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	June 30, 2022	December 31, 2021
Salaries and benefits	$56,453	$27,304
Incentive compensation	16,632	33,107
Operating lease liability-ST	19,929	9,009
Accrued sales taxes	7,012	1,980
Restructuring accrual	6,963	664
Deferred revenue	35,009	12,646
Accrued other taxes	2,840	4,337
Accrued professional fees	10,271	773
Legal accrual	3,921	3,897
Distribution fees	24,634	5,645
Warranties and returns	546	532
Field service corrective action(1)	30,529	—
Accrued freight	10,903	9,194
Foreign exchange contracts	577	—
Accrued audit fees	4,741	1,008
Defined benefit plan	3,230	—
Other	13,466	8,099
	$247,656	$118,195
___________________________
(1)     Relates to field corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

Other long-term liabilities consist of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Operating lease liability-LT	$68,491	$33,971
Benefits	6,895	1,369
Accrued rent	1,146	1,262
Contract liabilities(1)	135	202
Forward-starting interest rate swaps	—	1,480
Foreign exchange contracts	50	—
Finance lease liability-LT	1,741	2,067
Deferred revenue	23,229	—
Field service corrective action(2)	23,385	—
Other	3,128	1,479
	$128,200	$41,830
______________________________
(1)    Consists of contracts with customers and suppliers that were valued at below market at the time of the Hospira Infusion Systems acquisition.
(2)     Relates to field corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 16:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 56% and 36% for the three and six months ended June 30, 2022, respectively, as compared to 18% and 16% for the three and six months ended June 30, 2021, respectively.

    The effective tax rate for the three and six months ended June 30, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits and the following discrete items recognized during the interim period:

•Excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the three and six months ended June 30, 2022 of $0.0 million and $2.6 million, respectively.
•The revaluation of the contingent consideration during the three and six months ended June 30, 2022 resulted in a tax expense of $0.0 million and $0.0 million, respectively.

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

Note 17:     Long-Term Debt

2022 Credit Agreement

On January 6, 2022, in connection with the acquisition of Smiths Medical, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Barclays Bank PLC and certain other financial institutions (the “Lenders”) for $2.2 billion of senior secured credit facilities. The senior secured credit facilities include (i) a five-year Tranche A term loan of $850.0 million (the "Term Loan A"), (ii) a seven-year Tranche B term loan of $850.0 million (the "Term Loan B") and (iii) a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility"), with separate sub-limits of $50.0 million for letters of credit and swingline loans (collectively, the "Senior Secured Credit Facilities"). We used the proceeds from borrowings under the Term Loan A and the Term Loan B (collectively, the "Term Loans") to fund a portion of the cash consideration for the purchase of Smiths Medical and the related fees and expenses incurred in connection with the acquisition. We did not incur borrowings under the Revolving Credit Facility on the closing date of the acquisition. The proceeds from any future borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

During March 2022, we prepaid $16.0 million in principal payments on the Term Loan A principal balance. During 2022, we paid $18.1 million in principal payments.

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

We were in compliance with all financial covenants as of June 30, 2022.

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of June 30, 2022

Senior Secured Credit Facilities:
Term Loan A — principal	4.44%	$834,000
Term Loan B — principal	5.11%	847,875
Revolving Credit Facility — principal	—%	—
Less unamortized debt issuance costs(1)		(26,783)
Total carrying value of long-term debt		1,655,092
Less current portion of long-term debt		19,063
Long-term debt, net		$1,636,029
_______________________________
(1)    Comprised of $14.2 million and $12.6 million relating to the Term Loan A and the Term Loan B, respectively.

As of June 30, 2022, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

Remainder of 2022	$4,250
2023	29,750
2024	51,000
2025	51,000
2026	72,250
2027	672,500
Thereafter	801,125
Total	$1,681,875

The following table presents the total interest expense related to our long-term debt (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Contractual interest	$12,622	$—	$22,639	$—
Amortization of debt issuance costs	1,799	72	3,442	144
Commitment fee — Revolving Credit Facility	309	57	661	113
Total interest expense	$14,730	$129	26,742	257

Note 18: Stockholders' Equity

Shareholders Agreement

At the completion of the Smiths Medical acquisition on January 6, 2022, Smiths owns approximately 10.5% of the total outstanding shares of our common stock (see Note 3: Acquisitions). At closing, in connection with the issuance of the share consideration, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Smiths. The Shareholders Agreement imposes certain restrictions on Smiths including prohibiting certain transfers of the shares of our common stock issued (i) for 6 months following the closing of the acquisition transaction and (ii) to certain of our competitors and certain other parties, as well as customary standstill limitations. The Shareholders Agreement also permits Smiths to designate one individual for election to our Board of Directors (the "Board") so long as Smiths beneficially owns at least 5.0% of the total outstanding shares of our common stock. On February 1, 2022, our Board appointed a new director designated by Smiths pursuant to the Shareholders Agreement who was elected to the Board at the 2022 Annual Meeting of Stockholders held in May 2022. This appointment expands the size of our Board from eight to nine members. See our Current Report on Form 8-K filed on February 1, 2022 for additional information.

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended June 30, 2022, we did not purchase any shares of our common stock under our share purchase plan. As of June 30, 2022, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 17: Long-Term Debt).

    For the six months ended June 30, 2022, we withheld 44,759 shares of our common stock from employee vested restricted stock units in consideration for $10.4 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the three months ended June 30, 2021, we withheld 37,882 shares of our common stock from employee vested restricted stock units in consideration for $7.8 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2022	$(19,045)	$(237)	$13	$(19,269)
Other comprehensive (loss) income before reclassifications	(4,946)	25,782	15	20,851
Amounts reclassified from AOCI	—	(2,210)	—	(2,210)
Other comprehensive (loss) income	(4,946)	23,572	15	18,641
Balance as of March 31, 2022	$(23,991)	$23,335	$28	$(628)
Other comprehensive (loss) income before reclassifications	(99,805)	10,245	14	(89,546)
Amounts reclassified from AOCI	—	(2,101)	—	(2,101)
Other comprehensive (loss) income	(99,805)	8,144	14	(91,647)
Balance as of June 30, 2022	$(123,796)	$31,479	$42	$(92,275)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2021	$(4,381)	$2,784	$75	$(1,522)
Other comprehensive (loss) income before reclassifications	(7,458)	(306)	12	(7,752)
Amounts reclassified from AOCI	—	(639)	—	(639)
Other comprehensive (loss) income	(7,458)	(945)	12	(8,391)
Balance as of March 31, 2021	$(11,839)	$1,839	$87	$(9,913)
Other comprehensive income before reclassifications	1,302	335	12	1,649
Amounts reclassified from AOCI	—	(687)	—	(687)
Other comprehensive income (loss)	1,302	(352)	12	962
Balance as of June 30, 2021	$(10,537)	$1,487	$99	$(8,951)

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

Contingencies

On January 6, 2022, we acquired Smiths Medical. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price from

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the closing date to either the third or fourth anniversary of closing. As of June 30, 2022, the estimated fair value of the contingent earn-out is $26.1 million (see Note 9: Fair Value Measurements).

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective action was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance and could differ from the original estimate. The estimated field service corrective action recorded at June 30, 2022 is $53.9 million.

During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of June 30, 2022, the estimated fair value of the contingent earn-out is $1.7 million (see Note 9: Fair Value Measurements).

During August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of June 30, 2022, the estimated fair value of the contingent earn-out is $2.6 million (see Note 9: Fair Value Measurements).

Commitments

    We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 6: Leases).

Note 20:     Collaborative and Other Arrangements

    On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") whereby (i) Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSAs are to be jointly managed by both Pfizer and ICU. The initial supply price, which will be annually updated, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The amendments included a change to the term of the agreement to end on December 31, 2024 with Pfizer's unilateral election to extend through December 31, 2025. Other changes to the terms of the MSA included (i) amendments to our level of supply of products to Pfizer, (ii) certain changes to our manufacturing lines, (iii) updates to our supply price with added volume price tiers for annual periods and (iv) certain minimum purchase requirements for certain products. On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our MSA, whereby Pfizer manufactures and supplies to us certain agreed upon products. The Product Addendum includes the supply of additional product to us subject to certain time and pricing terms and conditions. The Product Addendum includes a minimum purchase obligation of $29.6 million and expires on November 30, 2022. As of March 31, 2022, we had satisfied the minimum purchase obligations under the Product Addendum.

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

    When used in this report, the terms “we,” “us,” and “our” refer to ICU Medical, Inc. ("ICU") and its subsidiaries included in our condensed consolidated financial statements unless context requires otherwise.

Business Overview

Recent Developments

On January 6, 2022 we completed the acquisition of Smiths Medical 2020 Limited ("Smiths Medical"), the holding company of Smiths Group plc's global medical device business. See "Acquisitions" below for additional detail regarding the acquisition transaction. Smiths Medical is engaged in the development, manufacture and sale of syringe and ambulatory infusion devices, vascular access, and vital care products used in hospital, emergency, home and alternative care settings. Our acquisition of Smiths Medical was strategic and increases our focus and scale in infusion therapy globally which we believe will enhance our competitive position as a leader within the industry.

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

Competition Changes

The Infusion Systems product line of Smiths Medical competes with many of the same competitors as those referenced in Part I, Item 1. "Business" of our 2021 Annual Report on Form 10-K as well as additional competitors such as Moog Medical and Fresenius.

The Vascular Access product line of Smiths Medical competes with many of the same competitors as those referenced in Part I, Item 1. "Business" of our 2021 Annual Report on Form 10-K as well as additional competitors such Angio Dynamics, Greiner Bio-One, and Teleflex Incorporated. Our ability to remain competitive in this market will depend on our ability to focus on demonstrable patient outcomes by differentiating our products by improving device functionality and by providing successful customer training programs on the use and maintenance of our products.

The Vital Care product line of Smiths Medical competes with numerous competitors due to its wide range of business. Those include multinational competitors such as Medtronic and Philips Healthcare as well as smaller more focused competitors such as Belmont and Intersurgical plc. Our ability to compete in this market will depend on our ability to continue to make technological advances to our products, thereby increasing customer efficiency and by providing product support that improves clinical decision-making that ultimately enhances patient safety.

Products

As of June 30, 2022, our primary product offerings by product line are listed below. We have presented our financial results in accordance with these product lines:

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

Acquisition

On January 6, 2022, we acquired 100% of the equity interests in Smiths Medical from Smiths Group International Holdings Limited (“Smiths”) for cash consideration of $1.9 billion and the issuance of 2.5 million shares of our common stock valued at $576.0 million. We funded the cash portion of the consideration paid with a combination of proceeds from a Credit Agreement dated January 6, 2022 (the "Credit Agreement") and our cash and cash equivalents. The fair value of the common shares issued to Smiths was determined based on the opening market price of our common stock on the acquisition date. Smiths may be entitled to a potential contingent earn-out payment of $100.0 million based on our common stock achieving certain price targets on or prior to the third or fourth anniversary of closing. See Note 3, Acquisitions in our accompanying condensed consolidated financial statements for further details on the acquisition. See "Liquidity and Capital Resources" in the remainder of this item and Note 17 in our accompanying condensed consolidated financial statements for additional information regarding the Credit Agreement.

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

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and six months ended June 30, 2022 and 2021, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total revenues	100%	100%	100%	100%
Gross profit	30%	38%	30%	37%
Selling, general and administrative expenses	28%	23%	28%	23%
Research and development expenses	4%	4%	4%	3%
Restructuring, strategic transaction and integration expenses	2%	1%	4%	1%
Change in fair value of contingent earn-out	(5)%	—%	(2)%	—%
Contract settlement	—%	—%	—%	—%
Total operating expenses	29%	28%	34%	27%
(Loss) income from operations	1%	10%	(4)%	10%
Interest expense	(3)%	—%	(3)%	—%
Other income, net	—%	—%	—%	—%
(Loss) income before income taxes	(2)%	10%	(7)%	10%
Benefit (provision) for income taxes	2%	(2)%	3%	(2)%
Net (loss) income	—%	8%	(4)%	8%

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

Infusion Consumables

    The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Infusion Consumables	$144.5	$136.2	$8.3	6.1%	$285.0	$262.6	$22.4	8.5%

Infusion Consumables revenue increased for the three and six months ended June 30, 2022, as compared to the same periods in the prior year, due to increased customer demand in our global core infusion, global oncology and renal products. On a constant currency basis, Infusion Consumables revenue would have been $148.6 million, an increase of $12.4 million or 9.1% and $291.1 million, an increase of $28.5 million or 10.9%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Infusion Systems	$87.3	$84.7	$2.6	3.1%	$174.3	$169.0	$5.3	3.1%

Infusion Systems revenue increased for the three and six months ended June 30, 2022, as compared to the same periods in the prior year, due to higher large volume pump ("LVP") dedicated set sales driven by larger install base of LVPs, offset partially by lower sales related to our non-LVP products. On a constant currency basis, Infusion Systems revenue would have been $90.0 million, an increase of $5.3 million or 6.3%, and $178.7 million, an increase of $9.7 million or 5.7%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year.

IV Solutions

    The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
IV Solutions	$94.1	$88.4	$5.7	6.4%	$182.6	$182.6	$—	—%

IV Solutions revenue increased for the three months ended June 30, 2022, as compared to the same period in the prior year, primarily due to an increase in contract manufacturing sales to Pfizer. For the six months ended June 30, 2022, IV Solutions revenue was flat as compared to the same period in the prior year.

Critical Care

    The following table summarizes our total Critical Care revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Critical Care	$12.3	$12.4	$(0.1)	(0.8)%	$24.5	$25.5	$(1.0)	(3.9)%

Critical Care revenue decreased slightly for the three and six months ended June 30, 2022, as compared to the same periods in the prior year.

Infusion Systems-Smiths Medical

    The following table summarizes our total Infusion Systems-Smiths Medical revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Infusion Systems-Smiths Medical	$77.8	$—	$77.8	nm	$144.1	$—	$144.1	nm

The Infusion Systems-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The year-to-date amount in the table above represents approximately six months of revenue from the closing date of the transaction to the end of the current quarter ended June 30, 2022. Revenues in the current periods are lower than historical results due to operational challenges caused by supply chain and fulfillment constraints.

Vascular Access-Smiths Medical

    The following table summarizes our total Vascular Access revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Vascular Access-Smiths Medical	$77.1	$—	$77.1	nm	$156.1	$—	$156.1	nm

The Vascular Access-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The year-to-date amount in the table above represents approximately six months of revenue from the closing date of the transaction to the end of the current quarter. Revenues in the current periods are lower than historical results due to operational challenges caused by supply chain and fulfillment constraints.

Vital Care-Smiths Medical

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Vital Care-Smiths Medical	$68.0	$—	$68.0	nm	$137.6	$—	$137.6	nm

The Vital Care-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The year-to-date amount in the table above represents approximately six months of revenue from the closing date of the transaction to the end of the current quarter. Revenues in the current periods are lower than historical results due to operational challenges caused by supply chain and fulfillment constraints.

Gross Margins

    For the three months ended June 30, 2022 and 2021, gross margins were 29.9% and 38.4%, respectively. For the six months ended June 30, 2022 and 2021, gross margins were 30.5% and 36.9%, respectively. The decrease in gross margins for the three and six months ended June 30, 2022, as compared to the same period in the prior year, was driven by the acquisition of Smiths Medical, inflationary cost increases in our supply chain, and lower manufacturing absorption due to supply chain disruptions. Smiths Medical gross margins are lower than historical ICU margins for the current quarter and year-to-date period due primarily to spending on quality systems and product-related remediation, the cost recognition of the purchase accounting write-up of inventory and freight costs. The inflationary cost increases during 2022 notably impacted our freight rates as well as, labor and materials costs. Partially offsetting the decreases to gross margins in the current periods was the impact from increased sales of higher margin consumables.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
SG&A	$158.7	$73.9	$84.8	114.7%	$312.0	$146.3	$165.7	113.3%

SG&A expenses increased for the three and six months ended June 30, 2022, as compared to the same periods in the prior year. For the three and six months ended June 30, 2022, increases of $83.5 million and $156.3 million, respectively, was due to the impact of the Smiths Medical acquisition. Expense increases related to Smiths Medical included, $28.1 million of salaries and benefits and $33.6 million of depreciation and amortization expense for the three months ended June 30, 2022 and

$56.2 million of salaries and benefits and $58.8 million of depreciation and amortization expense for the six months ended June 30, 2022.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
R&D	$22.6	$11.4	$11.2	98.2%	$46.4	$22.1	$24.3	110.0%

R&D expenses increased for the three and six months ended June 30, 2022, as compared to the same periods in the prior year primarily due to the acquisition of Smiths Medical. For the three and six months ended June 30, 2022, the increase included $9.3 million and $21.1 million, respectively, related to Smiths Medical R&D expenses. R&D expenses during both periods primarily relate to compensation and related benefit expenses on current R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $13.5 million and $47.4 million for the three and six months ended June 30, 2022, respectively, as compared to $3.8 million and $6.6 million for the three and six months ended June 30, 2021, respectively.

Restructuring charges

    Restructuring charges were $1.7 million and $4.9 million for the three and six months ended June 30 2022, respectively, and were related to severance costs. We expect to pay unpaid restructuring charges as of June 30, 2022 by the end of 2022. Restructuring charges were $0.1 million for both the three and six months ended June 30, 2021.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $11.8 million and $42.5 million for the three and six months ended June 30, 2022, respectively, as compared to $3.7 million and $6.5 million for the three and six months ended June 30, 2021, respectively. The strategic transaction and integration expenses during the three and six months ended June 30, 2022 were primarily related to our acquisition of Smiths Medical which primarily included legal expenses, bank fees and employee costs.The strategic transaction and integration expenses during the six months ended June 30, 2022 also included a United Kingdom stamp tax. The strategic transaction and integration expenses during the three and six months ended June 30, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer and one-time costs incurred to comply with regulatory initiatives.

Contract Settlement

    We did not incur contract settlement expense for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, we recorded $0.1 million in contract settlement expense.

Interest Expense

    Interest expense was $16.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense was $29.9 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

Interest expense for the three and six months ended June 30, 2022 includes the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement and the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 17: Long-Term Debt in our accompanying condensed consolidated financial statements for additional information).

Interest expense for the three and six months ended June 30, 2021 includes the per annum commitment fee charged on the unused portion of the revolver under our 2017 Credit Facility (the "Prior Credit Facility") and the amortization of financing costs that were incurred in 2017 in connection with entering into the Prior Credit Facility. The Prior Credit Facility was terminated in connection with entering into the Credit Agreement.

Other Income, net

    Other (expense) income netted to $(0.5) million and $0.5 million for the three and six months ended June 30, 2022, respectively, as compared to $0.5 million and $1.2 million for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2022, other expense, net was related to $2.7 million in foreign exchange losses and $0.6 million of loss from disposed assets, mostly offset by $2.0 million of miscellaneous income and $0.8 million of interest income. For the six months ended June 30, 2022, other income, net was related to $2.6 million of miscellaneous income and $1.4 million of interest income, partially offset by $2.5 million in foreign exchange losses and $1.0 million of loss from disposed assets.

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

Income Taxes

    For the three months ended June 30, 2022 and 2021, income taxes were accrued at an estimated effective tax rate of 56% and 18%, respectively. For the six months ended June 30, 2022 and 2021, income taxes were accrued at an estimated effective tax rate of 36% and 16%, respectively.

The effective tax rate for the three and six months ended June 30, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three and six months ended June 30, 2022 included a tax benefit of $0.0 million and $2.6 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate for the three and six months ended June 30, 2022 also included a nil tax impact of the revaluation of contingent consideration.

    The effective tax rate for the three and six months ended June 30, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI, FDII and tax credits. The effective tax rate during the three and six months ended June 30, 2021, respectively, included a tax benefit of $0.4 million and $2.2 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the periods.

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

Funds generated from operations are held in cash and cash equivalents and investment securities. During the six months ended June 30, 2022, our cash and cash equivalents and short-term investment securities decreased by $298.4 million from $567.2 million at December 31, 2021 to $268.9 million at June 30, 2022, which was primarily due to our use of existing cash balances to partially fund the Smiths Medical acquisition in January 2022 and due to building inventory safety stock levels to respond to supply chain constraints. Our short-term investment portfolio consists of investment-grade corporate bonds and U.S. treasury securities and is primarily intended to facilitate capital preservation.

2022 Credit Agreement and Access to Capital

We entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.7 billion as of June 30, 2022, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of June 30, 2022. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3	Stable
Fitch	BB/BBB-	Stable
Standard & Poor's	BB/BB	Stable

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with stepdowns to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of June 30, 2022.

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

Uses of Liquidity

Capital Expenditures

At June 30, 2022, there have been no material changes to our estimate for 2022 planned capital expenditures, as previously disclosed in our 2021 Annual Report on Form 10-K.

Contractual Obligations

Our principal commitments at June 30, 2022 include both short and long-term future obligations.

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

	(in millions)
	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
Term Loan A Principal Payments	$—	$21.2	$42.5	$42.5	$63.8	$664.1	$—
Term Loan A Interest Payments	18.5	41.2	33.5	29.8	28.8	0.4	—
Term Loan B Principal Payments	4.3	8.5	8.5	8.5	8.5	8.5	801.1
Term Loan B Interest Payments	22.0	47.1	42.2	40.8	41.5	41.5	44.4
Revolver Commitment Fee	0.6	1.2	1.0	0.8	0.8	0.2	—
	$45.4	$119.2	$127.7	$122.4	$143.4	$714.7	$845.5

Minimum Purchase Obligations

On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our Manufacturing and Supply Agreements to supply us with additional product subject to certain time and pricing terms and conditions (see Note 20: Collaborative and Other Arrangements to our accompanying condensed consolidated financial statements for additional information). As of June 30, 2022, we had satisfied the minimum purchase obligations under the Product Addendum. The Product Addendum expires on November 30, 2022.

Other Future Capital Investments

At June 30, 2022, there have been no material changes to our estimate for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, as previously disclosed in our 2021 Annual Report on Form 10-K.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash used in operations for the six months ended June 30, 2022 was $62.7 million. Net income plus adjustments for non-cash net expenses contributed $108.2 million. Net cash used in operations as a result of changes in operating assets and liabilities was $170.9 million. The changes in operating assets and liabilities included a $100.0 million increase in inventories, a $17.3 million increase in other assets, a $33.5 million decrease in accrued liabilities and $45.8 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $1.1 million increase in accounts receivable. Offsetting these amounts was a $4.7 million decrease in prepaid expenses and other current assets and a $22.1 million increase in accounts payable. The increase in inventory was primarily due to the increase in safety stock. The increase in other assets was due to the purchase of spare parts and the capitalization of debt issuance costs allocated to the revolving credit facility. The decrease in accrued liabilities was primarily due to the payout of annual bonuses. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accounts receivable is primarily due to collection efforts and the timing of revenue. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in deferred costs mostly offset by capitalized debt issuance costs allocated to the revolving credit facility. The increase in accounts payable was due to the timing of payments.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Six months ended June 30,
	2022	2021	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(48,039)	$(29,693)	$(18,346)	(1)
Proceeds from sale of assets	900	203	697
Business acquisitions, net of cash acquired	(1,844,164)	—	(1,844,164)	(2)
Intangible asset additions	(4,440)	(4,136)	(304)
Purchases of investment securities	(3,397)	(10,034)	6,637	(3)
Proceeds from sale of investment securities	26,198	7,000	19,198	(4)
Net cash used in investing activities	$(1,872,942)	$(36,660)	$(1,836,282)
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
(4) Proceeds from the sale of our investment securities will vary from period to period based on the maturity dates of the investments. Includes $19.0 million in proceeds received during the second quarter of 2022 from a promissory note related to an acquired investment as part of the Smiths Medical acquisition.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Six months ended June 30,
	2022	2021	Change
Financing Cash Flows:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	$1,672,631	$—	$1,672,631	(1)
Principal payments on long-term debt	(18,125)	—	(18,125)	(2)
Payment of third-party debt issuance costs	(1,852)	—	(1,852)	(2)
Proceeds from exercise of stock options	2,992	5,416	(2,424)	(3)
Payments on finance leases	(321)	(296)	(25)
Tax withholding payments related to net share settlement of equity awards	(10,438)	(7,819)	(2,619)	(4)
Net cash provided by (used in) financing activities	$1,644,887	$(2,699)	$1,647,586
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
(2)    Payment of $18.1 million of principal payments on the Senior Secured Credit Facilities and $1.9 million in third-party debt issuance costs.
(3)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(4) During the six months ended June 30, 2022, our employees surrendered 44,759 shares of our common stock from vested restricted stock awards as consideration for approximately $10.4 million in minimum statutory withholding obligations paid on their behalf. During the six months ended June 30, 2021, our employees surrendered 37,882 shares of our common stock from vested restricted stock awards as consideration for approximately $7.8 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of June 30, 2022, all of the $100.0 million available for purchase was remaining under the plan.

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an initial applicable margin of 1.75% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an initial applicable margin of 2.5%. We used a sensitivity analyses to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from June 30, 2022, the additional annual interest expense or savings related to the term loans would amount to approximately $16.8 million.

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

Our foreign exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna, Japanese Yen, U.S. Dollar and Chinese Renminbi) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 8: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign exchange rates. At June 30, 2022, the effect of a hypothetical 10% weakening in the actual foreign exchange rates used for the applicable currencies did not result in a material impact of these outstanding derivatives contracts.

Item 4.Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report, that our disclosure controls and procedures are effective at a reasonable assurance level. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Smiths Medical was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Smiths Medical, which we acquired in
January 2022, represented approximately 41% of our consolidated total assets as of June 30, 2022, and 40% and 40%
of our consolidated total revenue for the three and six months ended June 30, 2022, respectively.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as mentioned above.

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

The Smiths Medical acquisition has resulted in significant growth in our personnel and operations, adding approximately 6,700 employees to our headcount, bringing our total headcount as of June 30, 2022 to approximately 15,300 employees. We will continue to incur significant expenditures and the allocation of management time to assimilate the Smiths Medical employees in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong customer relationships, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

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

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the second quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
04/01/2022 — 04/30/2022	—	$—	—	$100,000,000
05/01/2022 — 05/31/2022	—	$—	—	$100,000,000
06/01/2022 — 06/30/2022	—	$—	—	$100,000,000
Second quarter of 2022 total	—	$—	—	$100,000,000
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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	August 8, 2022
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)