Form 10-Q
period 2022-09-30
ICU MEDICAL INC/DE
filed 2022-11-07
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.10 per share	ICUI	The Nasdaq Stock Market LLC
(Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2022
Common	23,981,588

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2022

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	September 30, 2022	December 31, 2021
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,879	$552,827
Short-term investment securities	2,919	14,420
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	246,798	567,247
Accounts receivable, net of allowance for doubtful accounts of $8,006 at September 30, 2022 and $7,038 at December 31, 2021	212,845	105,894
Inventories	625,268	290,235
Prepaid income taxes	20,170	19,586
Prepaid expenses and other current assets	94,283	46,847
TOTAL CURRENT ASSETS	1,199,364	1,029,809

PROPERTY, PLANT AND EQUIPMENT, net	656,383	468,365
OPERATING LEASE RIGHT-OF-USE ASSETS	76,438	39,847
LONG-TERM INVESTMENT SECURITIES	1,831	4,620
GOODWILL	1,369,717	43,439
INTANGIBLE ASSETS, net	1,020,658	188,311
DEFERRED INCOME TAXES	15,482	42,604
OTHER ASSETS	110,604	63,743
TOTAL ASSETS	$4,450,477	$1,880,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$205,042	$81,128
Accrued liabilities	244,303	118,195
Current portion of long-term debt	24,375	—
Income tax payable	15,014	1,454
Contingent earn-out liability	300	—
TOTAL CURRENT LIABILITIES	489,034	200,777

CONTINGENT EARN-OUT LIABILITY	25,942	2,589
LONG-TERM DEBT	1,629,849	—
OTHER LONG-TERM LIABILITIES	119,251	41,830
DEFERRED INCOME TAXES	153,599	1,490
INCOME TAX LIABILITY	19,997	18,021
COMMITMENTS AND CONTINGENCIES (Note 19)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 23,980 shares at September 30, 2022 and 21,280 shares at December 31, 2021; and outstanding — 23,979 shares at September 30, 2022 and 21,280 shares at December 31, 2021	2,398	2,128
Additional paid-in capital	1,323,178	721,412
Treasury stock, at cost (712 and 119 shares, respectively)	(126)	(27)
Retained earnings	853,037	911,787
Accumulated other comprehensive loss	(165,682)	(19,269)
TOTAL STOCKHOLDERS' EQUITY	2,012,805	1,616,031
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,450,477	$1,880,738
______________________________________________________
(1) December 31, 2021 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
TOTAL REVENUES	$597,857	$336,060	$1,701,983	$975,783
COST OF GOODS SOLD	411,461	208,269	1,179,167	611,783
GROSS PROFIT	186,396	127,791	522,816	364,000
OPERATING EXPENSES:
Selling, general and administrative	153,452	74,815	465,412	221,127
Research and development	23,105	12,238	69,538	34,332
Restructuring, strategic transaction and integration	14,365	2,358	61,795	8,994
Change in fair value of contingent earn-out	(4,059)	—	(31,253)	—
Contract settlement	—	—	—	127
TOTAL OPERATING EXPENSES	186,863	89,411	565,492	264,580
(LOSS) INCOME FROM OPERATIONS	(467)	38,380	(42,676)	99,420
INTEREST EXPENSE	(21,151)	(168)	(51,068)	(492)
OTHER INCOME (EXPENSE), net	311	(287)	782	921
(LOSS) INCOME BEFORE INCOME TAXES	(21,307)	37,925	(92,962)	99,849
BENEFIT (PROVISION) FOR INCOME TAXES	8,099	(6,844)	34,212	(16,639)
NET (LOSS) INCOME	$(13,208)	$31,081	$(58,750)	$83,210
NET (LOSS) INCOME PER SHARE
Basic	$(0.55)	$1.47	$(2.47)	$3.93
Diluted	$(0.55)	$1.43	$(2.47)	$3.83
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	23,908	21,214	23,828	21,189
Diluted	23,908	21,730	23,828	21,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(13,208)	$31,081	$(58,750)	$83,210
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $(3,676) and $259 for the three months ended September 30, 2022 and 2021, respectively, and $(15,357) and $668 for the nine months ended September 30, 2022 and 2021, respectively.	16,915	(819)	48,631	(2,116)
Foreign currency translation adjustment, net of tax of $0 for all periods	(90,549)	(5,360)	(195,300)	(11,516)
Other adjustments, net of tax of $0 for all periods	227	12	256	36
Other comprehensive loss, net of tax	(73,407)	(6,167)	(146,413)	(13,596)
COMPREHENSIVE (LOSS) INCOME	$(86,615)	$24,914	$(205,163)	$69,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2022	21,280	$2,128	$721,412	$(27)	$911,787	$(19,269)	$1,616,031
Issuance of restricted stock and exercise of stock options	154	12	(2,965)	5,927	—	—	2,974
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(8,743)	—	—	(8,743)
Issuance of common stock for acquisitions	2,500	250	575,725	—	—	—	575,975
Stock compensation	—	—	12,092	—	—	—	12,092
Other comprehensive income, net of tax	—	—	—	—	—	18,641	18,641
Net loss	—	—	—	—	(38,068)	—	(38,068)
Balance, March 31, 2022	23,897	$2,390	$1,306,264	$(2,843)	$873,719	$(628)	$2,178,902
Issuance of restricted stock and exercise of stock options	10	—	(4,428)	4,446	—	—	18
Tax withholding payments related to net share settlement of equity awards	(8)	—	—	(1,695)	—	—	(1,695)
Stock compensation	—	—	7,762	—	—	—	7,762
Other comprehensive loss, net of tax	—	—	—	—	—	(91,647)	(91,647)
Net loss	—	—	—	—	(7,474)	—	(7,474)
Balance, June 30, 2022	23,899	$2,390	$1,309,598	$(92)	$866,245	$(92,275)	$2,085,866
Issuance of restricted stock and exercise of stock options	82	8	4,837	69	—	—	4,914
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(103)	—	—	(103)
Stock compensation	—	—	8,743	—	—	—	8,743
Other comprehensive loss, net of tax	—	—	—	—	—	(73,407)	(73,407)
Net loss	—	—	—	—	(13,208)	—	(13,208)
Balance, September 30, 2022	23,979	$2,398	$1,323,178	$(126)	$853,037	$(165,682)	$2,012,805

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)(continued)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2021	21,058	$2,106	$693,068	$(39)	$808,652	$(1,522)	$1,502,265
Issuance of restricted stock and exercise of stock options	198	16	2,496	2,352	—	—	4,864
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(7,723)	—	—	(7,723)
Stock compensation	—	—	6,022	—	—	—	6,022
Other comprehensive loss, net of tax	—	—	—	—	—	(8,391)	(8,391)
Net income	—	—	—	—	23,731	—	23,731
Balance, March 31, 2021	21,219	$2,122	$701,586	$(5,410)	$832,383	$(9,913)	$1,520,768
Issuance of restricted stock and exercise of stock options	—	—	(2,685)	3,237	—	—	552
Tax withholding payments related to net share settlement of equity awards	—	—	—	(96)	—	—	(96)
Stock compensation	—	—	6,681	—	—	—	6,681
Other comprehensive income, net of tax	—	—	—	—	—	962	962
Net income	—	—	—	—	28,398	—	28,398
Balance, June 30, 2021	21,219	$2,122	$705,582	$(2,269)	$860,781	$(8,951)	$1,557,265
Issuance of restricted stock and exercise of stock options	20	2	(963)	2,511	—	—	1,550
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(290)	—	—	(290)
Stock compensation	—	—	6,533	—	—	—	6,533
Other comprehensive loss, net of tax	—	—	—	—	—	(6,167)	(6,167)
Net income	—	—	—	—	31,081	—	31,081
Balance, September 30, 2021	21,238	$2,124	$711,152	$(48)	$891,862	$(15,118)	$1,589,972

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(58,750)	$83,210
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	178,338	66,564
Amortization of inventory step-up	22,676	—
Noncash lease expense	17,382	7,165
Provision for doubtful accounts	214	342
Provision for warranty and returns	3,439	752
Stock compensation	28,597	19,236
Loss on disposal of property, plant and equipment and other assets	2,391	1,083
Bond premium amortization	254	514
Debt issuance costs amortization	5,254	216
Change in fair value of contingent earn-out	(31,253)	—
Product-related charges	—	3,380
Usage of spare parts	7,915	9,831
Other	(2,855)	2,908
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(8,956)	3,807
Inventories	(151,840)	16,510
Prepaid expenses and other current assets	20,074	3,557
Other assets	(22,594)	(13,593)
Accounts payable	30,413	(10,374)
Accrued liabilities	(38,070)	(8,317)
Income taxes, including excess tax benefits and deferred income taxes	(63,047)	(1,874)
Net cash (used in) provided by operating activities	(60,418)	184,917
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(68,715)	(46,464)
Proceeds from sale of assets	933	218
Business acquisitions, net of cash acquired	(1,844,164)	—
Intangible asset additions	(6,560)	(10,216)
Investments in non-marketable equity investments	—	(3,250)
Purchases of investment securities	(3,397)	(10,034)
Proceeds from sale and maturities of investment securities	36,433	12,000
Net cash used in investing activities	(1,885,470)	(57,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	1,672,631	—
Principal repayments of long-term debt	(20,250)	—
Payment of third-party debt issuance costs	(1,852)	—
Proceeds from exercise of stock options	7,906	6,966
Payments on finance leases	(477)	(448)
Tax withholding payments related to net share settlement of equity awards	(10,541)	(8,109)
Net cash provided by (used in) financing activities	1,647,417	(1,591)
Effect of exchange rate changes on cash	(10,477)	(2,192)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(308,948)	123,388
CASH AND CASH EQUIVALENTS, beginning of period	552,827	396,097
CASH AND CASH EQUIVALENTS, end of period	$243,879	$519,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Nine months ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property, plant and equipment	$2,757	$2,897
Non-compete agreement with associated contingent earn-out liability	$—	$3,100

Detail of assets acquired and liabilities assumed in acquisitions*:
Fair value of assets acquired	$1,658,937
Cash paid for acquisitions, net of cash acquired	(1,844,164)
Share consideration	(575,975)
Contingent consideration	(55,158)
Goodwill, acquired during period	1,442,849
Liabilities assumed/Adjustments to liabilities assumed	$(626,489)

*Includes amounts related to the acquisition of Smiths Medical 2020 Limited and measurement period adjustments related to a 2021 acquisition of a small foreign infusion systems supplier.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU Medical, Inc., ("ICU"), a Delaware corporation, filed with the SEC for the year ended December 31, 2021. Certain reclassifications have been made to the prior year footnote information for revenue disaggregated by geography in Note 5: Revenues to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholder's equity or cash flows as previously reported.

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

On January 6, 2022, we acquired Smiths Medical 2020 Limited ("Smiths Medical"), see Note 3: Acquisitions. Our condensed consolidated statement of operations includes the results of operations for Smiths Medical from January 7, 2022 through September 30, 2022. During the third quarter ended September 30, 2022, Smiths Medical changed their reporting period to align with ICU's calendar quarter from their historic 4-4-5 reporting period, this change did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2022. Our condensed consolidated statement of operations includes the results of operations for Smiths Medical from June 26, 2022 through September 30, 2022 and January 7, 2022 through September 30, 2022 for the three and nine months ended September 30, 2022, respectively.

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

Preliminary Purchase Price Allocation

The following table summarizes the estimated purchase price and the preliminary allocation of the purchase price related to the assets acquired and liabilities assumed (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated cash consideration for acquired assets	$1,922,955
Preliminary fair value of contingent consideration payable to Smiths	53,520

Issuance of ICU Medical, Inc. common shares:
Number of shares issued to Smiths	2,500
Price per share (ICU's opening market price on the acquisition date)	$230.39
Fair value of ICU shares issued to Smiths	$575,975
Total estimated consideration to be paid	$2,552,450

Preliminary Purchase Price Allocation:
Cash and cash equivalents	$78,791
Accounts receivable	118,522
Inventories	226,196
Prepaid expenses and other current assets	53,554
Property, plant and equipment	210,000
Operating lease right-of-use assets	55,161
Intangible assets(1)	975,000
Deferred income taxes	9,303
Other assets	379
Accounts payable	(105,291)
Accrued liabilities(2)	(173,901)
Income tax payable	(24,332)
Other long-term liabilities	(85,739)
Deferred income taxes	(235,170)
Total identifiable net assets acquired	$1,102,473
Goodwill - not tax deductible	1,449,977
Estimated Purchase Consideration	$2,552,450
_______________________________
(1)    Estimated identifiable intangible assets include $540.0 million of customer relationships, $400.0 million of developed technology, $30.0 million of internally developed software, and $5.0 million of trademark. The estimated weighted-average amortization period for the total identifiable intangible assets is approximately nine years, and, for each identifiable intangible asset is estimated as follows: eight years for customer relationships, ten years for developed technology, five years for internally developed software, and six months for the trade mark.
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Information

Smiths Medical is included in our consolidated results beginning on January 7, 2022. Total revenues and net loss attributable to Smiths Medical for the period from January 7, 2022 to September 30, 2022 were estimated to be $699.1 million and $79.0 million, respectively, and for the three months ended September 30, 2022 were estimated to be $261.4 million and $13.6 million. The following unaudited pro forma financial information presents the combined results of operations of ICU and Smiths Medical as if the acquisition had occurred on January 1, 2021. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues	$597,857	$641,115	$1,722,357	$1,862,237
Net Loss	$(13,208)	$(8,874)	$(54,840)	$22,026

The unaudited pro forma results presented above include the impact of the following adjustments: incremental amortization expense on intangible assets acquired of $1.9 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively, incremental interest expense, including amortization of debt discount and debt issuance costs, on the Senior Secured Credit Facilities (as defined in Note 17: Long-Term Debt) of $1.4 million and $47.1 million for the nine months ended September 30, 2022 and 2021, respectively; and a $27.4 million expense adjustment related to the increase in fair value of inventory to remove the expense for the nine months ended September 30, 2022 and to add the expense for the nine months ended September 30, 2021. In addition, there was a non-recurring adjustment directly attributable to the business combination for acquisition-related costs of $11.6 million for the nine months ended September 30, 2021. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for Smiths Medical historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

2021 Acquisition

During November 2021, we acquired a small foreign infusion systems supplier and paid an initial gross cash payment of approximately $15.4 million. In addition to the initial cash consideration, total consideration for the acquisition includes an additional holdback of $0.5 million, to be paid two years from the completion date of the acquisition, and also a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of September 30, 2022, the total consideration which includes the acquisition date fair value of the contingent consideration was $17.1 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $14.4 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively, and $61.8 million and $9.0 million for nine months ended September 30, 2022 and 2021, respectively.

Restructuring

    During the three and nine months ended September 30, 2022, restructuring charges were $2.4 million and $7.3 million, respectively, and were related to severance costs. During the third quarter 2021 we adjusted certain facility restructuring liabilities by $2.0 million to reflect actual amounts owed which resulted in net restructuring credits of $(1.9) million and $(1.8) million for the three and nine months ended September 30, 2021, respectively.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the period ended September 30, 2022 (in thousands):

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2022	$499	$165	$664
Acquired restructuring liabilities	5,796	1,740	7,536
Charges incurred	3,222	—	3,222
Payments	(2,030)	—	(2,030)
Currency translation	(147)	(40)	(187)
Accrued balance, March 31, 2022	$7,340	$1,865	$9,205
Charges incurred	1,710	—	1,710
Payments	(3,352)	(212)	(3,564)
Currency translation	(256)	(94)	(350)
Other adjustments	(38)	—	(38)
Accrued balance, June 30, 2022	$5,404	$1,559	$6,963
Charges incurred	2,428	—	2,428
Payments	(2,181)	(19)	(2,200)
Currency translation	(310)	(114)	(424)
Accrued balance, September 30, 2022	$5,341	$1,426	$6,767

Strategic Transaction and Integration Expenses

    We incurred and expensed $12.0 million and $4.3 million in strategic transaction and integration expenses during the three months ended September 30, 2022 and 2021, respectively, and we incurred and expensed $54.5 million and $10.8 million in strategic transaction and integration expenses during the nine months ended September 30, 2022 and 2021, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and nine months ended September 30, 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 (see Note 3: Acquisitions) which primarily included legal expenses, bank fees and employee costs. The nine months ended September 30, 2022 also included a United Kingdom stamp tax. The strategic transaction and integration expenses for the three and nine months ended September 30, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer and one-time costs incurred to comply with regulatory initiatives and transaction costs related to the Smiths Medical transaction.

Note 5: Revenue

Revenue Recognition

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product line	2022	2021	2022	2021
Infusion Consumables	$141,073	$144,850	$426,050	$407,419
Infusion Systems	87,846	90,688	262,111	259,683
IV Solutions	96,366	89,237	278,959	271,834
Critical Care	10,877	11,285	35,407	36,847
Infusion Systems-Smiths Medical	96,890	—	240,992	—
Vascular Access-Smiths Medical	95,284	—	251,350	—
Vital Care-Smiths Medical	69,521	—	207,114	—
Total Revenues	$597,857	$336,060	$1,701,983	$975,783

Infusion Systems-Smiths Medical, Vascular Access-Smiths Medical and Vital Care-Smiths Medical represent our newly integrated product lines following our acquisition of Smiths Medical on January 6, 2022.

    The following table represents our revenues disaggregated by geography (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended September 30,		Nine months ended September 30,
Geography	2022	2021	2022	2021
United States	$376,691	$245,298	$1,088,348	$697,316
Canada	29,129	19,026	86,473	61,560
LATAM	23,599	14,875	59,827	44,191
Americas	429,419	279,199	1,234,648	803,067
Europe, the Middle East and Africa	101,869	36,239	275,488	108,800
APAC	66,569	20,622	191,847	63,916
Total Revenues	$597,857	$336,060	$1,701,983	$975,783

Contract balances

    The following table presents the changes in our contract balances for the nine months ended September 30, 2022 and 2021 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2022	$(7,461)
Fair value of acquired deferred revenue	(51,245)
Equipment revenue recognized	22,757
Equipment revenue deferred due to implementation	(13,420)
Software revenue recognized	12,761
Software revenue deferred due to implementation	(12,978)
Government grant deferred revenue	(3,434)
Government grant recognized	178
Other deferred revenue	(1,285)
Other deferred revenue recognized	3,488
Ending balance, September 30, 2022	$(50,639)

Beginning balance, January 1, 2021	$(6,430)
Equipment revenue recognized	7,193
Equipment revenue deferred due to implementation	(8,652)
Software revenue recognized	6,194
Software revenue deferred due to implementation	(2,967)
Ending balance, September 30, 2021	$(4,662)

    As of September 30, 2022, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in millions)	< 12 Months	> 12 Months
Equipment revenue	$(17,514)	$(621)
Software revenue	(8,248)	(566)
Government grant revenue	(1,524)	(13,735)
Other revenue*	(1,490)	(6,941)
Total	$(28,776)	$(21,863)
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

The following table presents the components of our lease cost (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$5,819	$2,798	$16,472	$8,455
Finance lease cost — interest	25	29	82	92
Finance lease cost — reduction of ROU asset	176	166	516	478
Short-term lease cost	1	4	7	14
Total lease cost	$6,021	$2,997	$17,077	$9,039

Interest expense on our finance leases is included in other income (expense), net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,886	$8,461
Operating cash flows from finance leases	$25	$29

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,771	$1,394
Finance leases	$266	$373

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of
	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$76,438	$39,847

Accrued liabilities	$18,638	$9,009
Other long-term liabilities	62,902	33,971
Total operating lease liabilities	$81,540	$42,980

Weighted-Average Remaining Lease Term
Operating leases	6.1 years	5.9 years

Weighted-Average Discount Rate
Operating leases	4.38%	4.98%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	September 30, 2022	December 31, 2021
Finance leases
Finance lease right-of-use assets	$2,327	$2,673

Accrued liabilities	$700	$643
Other long-term liabilities	1,692	2,067
Total finance lease liabilities	$2,392	$2,710

Weighted-Average Remaining Lease Term
Finance leases	4.9 years	5.6 years

Weighted-Average Discount Rate
Finance leases	4.26%	4.28%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2022, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$6,129	$197
2023	20,915	790
2024	17,157	524
2025	12,233	317
2026	10,980	217
2027	7,638	189
Thereafter	16,600	426
Total Lease Payments	91,652	2,660
Less imputed interest	(10,112)	(268)
Total	$81,540	$2,392

Note 7:    Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. Due to the net loss for the three and nine months ended September 30, 2022, any potentially dilutive common shares were not included in the computation of diluted earnings per share as they would have had an anti-dilutive effect, therefore basic and diluted net loss per share are equal for the period. There were 12,235 and 12,132 anti-dilutive securities for the three and nine months ended September 30, 2021, respectively.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(13,208)	$31,081	$(58,750)	$83,210
Weighted-average number of common shares outstanding (basic)	23,908	21,214	23,828	21,189
Dilutive securities(1)	—	516	—	546
Weighted-average common and common equivalent shares outstanding (diluted)	23,908	21,730	23,828	21,735
EPS — basic	$(0.55)	$1.47	$(2.47)	$3.93
EPS — diluted	$(0.55)	$1.43	$(2.47)	$3.83
_______________________________
(1)    No dilutive effect for the three and nine months ended September 30, 2022; therefore, zero incremental shares included for the period.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Czech Koruna ("CZK"), Japanese Yen ("JPY"), U.S. Dollar ("USD"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately twelve months. The total notional amount of these outstanding derivative contracts as of September 30, 2022 was $145.2 million, which included the notional equivalent of $31.5 million in MXN, $27.9 million in Euros, $10.9 million in CZK, $12.2 million in JPY, $15.0 million in CNH, $26.2 million in USD, $11.7 million in CAD, $6.8 million in AUD and $3.1 million in other foreign currencies, with terms currently through July 2023. We did not have such derivative contracts as of December 31, 2021.

Cross-currency Par Forward Contracts

We enter into cross-currency par forward contracts to hedge a portion of our Mexico forecasted expenses denominated in MXN. These contracts are agreements to exchange cash flows from one currency to another at specified intervals over the contract term with all exchanges occurring at the same predetermined rate. In November 2021, we entered into a one-year cross-currency par forward contract with a term from December 1, 2021 to December 1, 2022. The total notional amount of this outstanding derivative as of September 30, 2022 and December 31, 2021 was approximately 103.8 million MXN and 413.1 million MXN, respectively. The derivative instrument matures in equal monthly amounts at a fixed forward rate of 21.60 MXN/USD. Preceding this contract we had a one-year cross-currency par forward contract with a term from November 3, 2020 to December 1, 2021 that matured in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

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

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of September 30, 2022
Prepaid expenses and other current assets	$11,695	$24,924	$36,619
Other assets	—	33,386	33,386
Total assets	$11,695	$58,310	$70,005

Accrued liabilities	$1,752	$—	$1,752
Other long-term liabilities	—	—	—
Total liabilities	$1,752	$—	$1,752

As of December 31, 2021
Prepaid expenses and other current assets	$1,061	$—	$1,061
Other assets	—	—	—
Total assets	$1,061	$—	$1,061

Accrued liabilities	$—	$—	$—
Other long-term liabilities	—	1,480	1,480
Total liabilities	$—	$1,480	$1,480

We recognized the following gains on our derivative instruments designated as cash flow hedges (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$3,383	$(109)	$11,720	$(70)
Interest rate swaps	21,201	—	60,398	—
Total derivatives designated as cash flow hedging instruments	$24,584	$(109)	$72,118	$(70)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

	Gain (Loss) Reclassified From Accumulated Other Comprehensive (Loss) Income into Income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2022	2021	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Total revenues	$(1,690)	$—	$2,666	$—
Foreign exchange contracts	Cost of goods sold	3,090	968	4,140	2,713
Foreign exchange contracts	Interest expense(1)	462	—	717	—
Interest rate swaps	Interest expense	2,133	—	608	—
Total derivatives designated as cash flow hedging instruments		$3,995	$968	$8,131	$2,713
_______________________________
(1)    Represents location of gain reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction being no longer probable of occurring.

As of September 30, 2022, we expect an estimated $9.9 million in deferred gains on the outstanding foreign exchange contracts and an estimated $25.6 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent Earn-out Liabilities

On January 6, 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving certain Price Targets from the closing date to either the third or fourth anniversary of closing (see Note 3: Acquisitions for additional information) and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we will remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated financial statements in the period recognized. As of September 30, 2022, the estimated fair value of the contingent earn-out is $21.8 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of September 30, 2022, the estimated fair value of the total contingent earn-out is $1.8 million.

During August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out payment shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of both September 30, 2022 and December 31, 2021, the estimated fair value of the contingent earn-out is $2.6 million. The estimated fair value of the contingent earn-out is calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met.

    During the fourth quarter of 2019, we recognized an earn-out liability related to the acquisition of Pursuit Vascular, Inc. ("Pursuit"). Pursuit's former equity holders were entitled to up to $50.0 million in additional cash consideration contingent upon the achievement of certain sales and gross profit targets for specific customers. The earn-out was calculated as a percentage of gross profit achieved during the earn-out period against a pre-determined target gross profit, not to exceed $50.0 million. During the earn-out period, we used a Monte Carlo simulation model to determine the fair value of the earn-out liability. The Monte Carlo simulation model utilized multiple input variables to determine the value of the earn-out liability including historical volatility, a risk-free interest rate, counter party credit risk and projected future gross profit (see the simulation input table below related to Pursuit). The historical volatility was based on the median of ICU and a certain peer group. The risk-free interest rate was equal to the yield, as of the valuation date, of the zero-coupon U.S. Treasury bill that was commensurate with the term of the earn-out. The counter party credit risk was based on a synthetic credit rating of B1. As of June 30, 2021, the earn-out measurement period ended. Based on the actual sales and gross profit achieved during the measurement period, we calculated the actual earn-out amount to be $26.3 million. The $26.3 million earn-out calculation was finalized and accepted by Pursuit's former equity holders and was paid out in the fourth quarter of 2021.

Our contingent earn-out liabilities are separately stated on our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2022	$2,589
Acquisition date fair value estimate of earn-out(1)	55,158
Currency translation	(46)
Accrued balance, March 31, 2022	$57,701
Change in fair value of earn-out (included in income from operations as a separate line item)(2)	(27,194)
Currency translation	(98)
Accrued balance, June 30, 2022	$30,409
Change in fair value of earn-out (included in income from operations as a separate line item)(2)	(4,059)
Currency translation	(108)
Accrued balance, September 30, 2022	$26,242
_______________________________
(1) $53.5 million relates to our acquisition of Smiths Medical and $1.6 million relates to our acquisition of a small foreign infusions systems supplier in the fourth quarter of 2021 (see Note 3: Acquisitions).
(2) Primarily relates to the change in fair value of the Smiths Medical earn-out.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earn-out Liability
Accrued balance, January 1, 2021	$26,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, March 31, 2021	$26,300
Change in fair value of earn-out (included in income from operations as a separate line item)	—
Accrued balance, June 30, 2021	$26,300
Contingent earn-out — non-compete arrangement	3,100
Transfer of Pursuit earn-out liability into Level 2	(26,300)
Accrued balance, September 30, 2021	$3,100

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical and Pursuit:

Smiths Medical Earn-out

Simulation Input	As of September 30, 2022	At Acquisition January 6, 2022
Volatility	42.00%	37.00%
Risk-Free Rate	4.18%	1.31%

Pursuit Earn-out

Simulation Input	As of June 30, 2021
Revenue/Gross Profit Volatility	25.00%
Discount Rate	12.50%
Risk-Free Rate	0.09%
Counter Party Risk	3.10%

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of September 30, 2022
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$1,511	$—	$1,511	$—
Short-term U.S. treasury securities	1,408	1,408	—	—
Long-term corporate bonds	1,333	—	1,333	—
Long-term government bonds	498	—	498	—

Foreign exchange contracts:
Prepaid expenses and other current assets	11,695	—	11,695	—
Other assets	—	—	—	—
Interest rate contracts:
Prepaid expenses and other current assets	24,924	—	24,924	—
Other assets	33,386	—	33,386	—
Total Assets	$74,755	$1,408	$73,347	$—

Liabilities:
Contingent earn-out liability - ST	$300	$—	$—	$300
Contingent earn-out liability - LT	25,942	—	—	25,942
Foreign exchange contracts:
Accrued liabilities	1,752	—	1,752	—
Total Liabilities	$27,994	$—	$1,752	$26,242

	Fair value measurements as of December 31, 2021
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$14,420	$—	$14,420	$—
Long-term corporate bonds	4,620	—	4,620	—
Cross-currency par forward contract:
Prepaid expenses and other current assets	1,061	—	1,061	—
Total Assets	$20,101	$—	$20,101	$—

Liabilities:
Contingent earn-out liability - LT	$2,589	$—	$—	$2,589
Forward-starting interest rate swaps:
Other long-term liabilities	1,480	—	1,480	—
Total Liabilities	$4,069	$—	$1,480	$2,589

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities currently consist of short-term and long-term corporate bonds, short-term U.S. treasury securities and long-term government bonds and are considered “investment grade” and are carried at fair value. We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, we determine whether any portion of the decline in fair value below the amortized cost basis is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive income (loss). We did not have any investments in available-for-sale debt securities in unrealized loss positions as of September 30, 2022 or December 31, 2021.

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

Our short-term and long-term investments in available-for-sale securities consist of the following (in thousands):

	As of September 30, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$1,511	$—	$1,511
Short-term U.S. treasury securities	1,408	—	1,408
Long-term corporate bonds	1,333	—	1,333
Long-term government bonds	498	—	498
Total investment securities	$4,750	$—	$4,750

	As of December 31, 2021
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,420	$—	$14,420
Long-term corporate bonds	4,620	—	4,620
Total investment securities	$19,040	$—	$19,040

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

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
extent of our beneficial interest. We record our share of the investee's income or (loss) on a one quarter lag. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our condensed consolidated balance sheets (see Note 11: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the three and nine months ended September 30, 2022. We did not receive any dividend distributions from this investment during the three and nine months ended September 30, 2022.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Equity method investment	$3,188	$3,238

Investments in non-marketable debt securities

During the second quarter 2022, we received $19.0 million in proceeds from a promissory note related to an acquired investment as part of the Smiths Medical acquisition.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Other prepaid expenses and receivables	$22,738	$14,763
Prepaid vendor expenses	2,641	—
Deferred costs	3,775	12,746
Prepaid insurance and property taxes	14,019	6,310
VAT/GST receivable	2,946	4,156
Deferred tax charge	4,452	4,241
Foreign exchange contracts	11,695	1,061
Interest rate contracts	24,924	—
Interest receivable	2,426	293
Deposits	1,312	1,343
Other	3,355	1,934
	$94,283	$46,847

Other assets consist of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Pump lease receivables	$27,024	$25,941
Spare parts	36,937	28,538
Equity method investments	3,188	3,238
Deferred debt issuance costs	5,586	2,827
Finance lease right-of-use assets	2,327	2,673
Interest rate contracts	33,386	—
Other	2,156	526
	$110,604	$63,743

Note 12: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Raw materials	$264,518	$135,528
Work in process	71,367	36,490
Finished goods	289,383	118,217
Total inventories	$625,268	$290,235

During 2022, inventories increased significantly due to the acquisition of Smiths Medical. All acquired inventory was recorded at fair value on January 6, 2022 in accordance with ASC 805, Business Combinations (see Note 3: Acquisitions).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Machinery and equipment	$409,349	$321,078
Land, building and building improvements	272,426	243,377
Molds	75,874	60,463
Computer equipment and software	114,378	102,979
Furniture and fixtures	29,110	7,670
Instruments placed with customers(1)	106,245	97,384
Construction in progress	147,099	72,153
Total property, plant and equipment, cost	1,154,481	905,104
Accumulated depreciation	(498,098)	(436,739)
Property, plant and equipment, net	$656,383	$468,365
______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $23.0 million and $69.4 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $16.4 million and $49.1 million for the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2022, property, plant and equipment and related depreciation expense increased significantly due to the acquisition of Smiths Medical (see Note 3: Acquisitions).

Note 14: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2022	$43,439
Goodwill acquired (1)	1,449,977
Other (2)	(7,128)
Currency translation	(116,571)
Balance as of September 30, 2022	$1,369,717
_______________________________
(1)    Relates to Smiths Medical acquired on January 6, 2022.
(2)    Other reflects measurement period adjustments related to a 2021 acquisition of a small foreign infusion systems supplier.

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	September 30, 2022
		Cost	Accumulated Amortization	Net
Patents	10	$29,301	$18,135	$11,166
Customer contracts	12	9,909	6,339	3,570
Non-contractual customer relationships	8	560,691	85,081	475,610
Trademarks	1	5,425	5,425	—
Trade name	15	18,244	5,643	12,601
Developed technology	10	576,687	93,490	483,197
Non-compete	3	9,100	4,631	4,469
Total amortized intangible assets		$1,209,357	$218,744	$990,613

Internally developed software*		$30,045		$30,045

Total intangible assets		$1,239,402	$218,744	$1,020,658
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2021
		Cost	Accumulated Amortization	Net
Patents	10	$27,429	$16,764	$10,665
Customer contracts	12	10,412	6,196	4,216
Non-contractual customer relationships	9	57,316	33,004	24,312
Trademarks	4	425	425	—
Trade name	15	18,260	4,731	13,529
Developed technology	13	152,893	49,406	103,487
Non-compete	3	9,100	2,356	6,744
Total amortized intangible assets		$275,835	$112,882	$162,953

Internally developed software*		$25,358		$25,358

Total intangible assets		$301,193	$112,882	$188,311
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three months ended September 30, 2022 and 2021, intangible asset amortization expense was $35.6 million and $5.8 million, respectively. During the nine months ended September 30, 2022 and 2021, intangible asset amortization expense was $108.9 million and $17.4 million, respectively.

During the three and nine months ended September 30, 2022, intangible assets and related amortization expense increased significantly due to the acquisition of Smiths Medical (see Note 3: Acquisitions).

As of September 30, 2022 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2022	$33,624
2023	132,368
2024	131,729
2025	123,901
2026	123,502
2027	115,491
Thereafter	329,998
Total	$990,613

Note 15:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Salaries and benefits	$49,409	$27,304
Incentive compensation	24,388	33,107
Operating lease liability-ST	18,638	9,009
Accrued sales taxes	6,507	1,980
Restructuring accrual	6,767	664
Deferred revenue	31,183	12,646
Accrued other taxes	4,415	4,337
Accrued professional fees	8,694	773
Legal accrual	4,240	3,897
Distribution fees	25,326	5,645
Warranties and returns	3,059	532
Field service corrective action(1)	24,857	—
Accrued freight	14,234	9,194
Foreign exchange contracts	1,752	—
Accrued audit fees	6,095	1,008
Defined benefit plan	2,527	—
Accrued interest	2,788	—
Other	9,424	8,099
	$244,303	$118,195
___________________________
(1)     Relates to field corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Operating lease liability-LT	$62,902	$33,971
Benefits	5,958	1,369
Accrued rent	1,030	1,262
Forward-starting interest rate swaps	—	1,480
Finance lease liability-LT	1,692	2,067
Deferred revenue	21,976	—
Field service corrective action(1)	22,620	—
Other	3,073	1,681
	$119,251	$41,830
______________________________
(1)    Relates to field corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

Note 16:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 38% and 37% for the three and nine months ended September 30, 2022, respectively, as compared to 18% and 17% for the three and nine months ended September 30, 2021, respectively.

    The effective tax rate for the three and nine months ended September 30, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits and the following discrete items recognized during the interim period:

•Excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the three and nine months ended September 30, 2022 of $1.5 million and $4.1 million, respectively.
•The revaluation of the contingent consideration during the three and nine months ended September 30, 2022 of $4.1 million and $31.3 million, respectively, resulted in a tax expense of $0.0 million and $0.0 million, respectively.

    The effective tax rate for the three and nine months ended September 30, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low taxed income ("GILTI"), FDII and tax credits. The effective tax rate during the three and nine months ended September 30, 2021 included a discrete tax benefit of $1.1 million and $3.3 million, respectively, related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. Additionally, U.S. federal return-to-provision adjustments for the year ended December 31, 2020 primarily due to changes in estimates for GILTI, FDII, subpart F income, and related foreign tax credits along with other prior period adjustments resulted in a tax provision of $1.1 million for the three and nine months ended September 30, 2021.

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

The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) Adjusted Term SOFR (as defined below) for a one-month period plus, in each case, 1.00%.

Adjusted Term SOFR is the rate per annum equal to (a) the Term SOFR plus (b) the Term SOFR Adjustment. Term SOFR is the forward-looking term rate based on SOFR and is calculated separately for Term SOFR Loans and Base Rate Loans, as specified in the Credit Agreement. The Term SOFR Adjustment is a percentage per annum of 0.10% for Base Rate Loans and between 0.10% to 0.25% for Term SOFR Loans based on the applicable interest period.

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

During March 2022, we prepaid $16.0 million in principal payments on the Term Loan A principal balance. For the nine months ended September 30, 2022, we paid total of $20.3 million in principal payments on both Term Loans.

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

The Senior Secured Leverage Ratio is defined, at any measurement date, as the ratio of: (a) all Funded Debt, as defined in the Credit Agreement, that is secured by a lien on any asset or property minus the lesser of (i) all unrestricted cash and cash equivalents and (ii) $500.0 million, to (b) Consolidated EBITDA, as defined in the Credit Agreement, for the most recently completed four fiscal quarters, calculated on a pro forma basis. The maximum Senior Secured Leverage Ratio is 4.50 to 1.00 until June 30, 2024. Thereafter, the maximum Senior Secured Leverage Ratio is 4.00 to 1.00, with limited permitted exception.

The Interest Coverage ratio is defined, at any measurement date, as the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to Consolidated Interest Expense, as defined in the Credit Agreement, paid or payable in cash, for the most recently completed four fiscal quarters. The minimum Interest Coverage ratio is 3.00 to 1.00.

We were in compliance with all financial covenants as of September 30, 2022.

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

The carrying values of our long-term debt consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Effective Interest Rate	As of September 30, 2022

Senior Secured Credit Facilities:
Term Loan A — principal	3.39%	$834,000
Term Loan B — principal	3.98%	845,750
Revolving Credit Facility — principal	—%	—
Less unamortized debt issuance costs(1)		(25,526)
Total carrying value of long-term debt		1,654,224
Less current portion of long-term debt		24,375
Long-term debt, net		$1,629,849
_______________________________
(1)    Comprised of $13.4 million and $12.2 million relating to the Term Loan A and the Term Loan B, respectively.

As of September 30, 2022, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

Remainder of 2022	$2,125
2023	29,750
2024	51,000
2025	51,000
2026	72,250
2027	672,500
Thereafter	801,125
Total	$1,679,750

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Contractual interest	$19,228	$—	$41,868	$—
Amortization of debt issuance costs	1,758	72	5,200	216
Commitment fee — Revolving Credit Facility	334	58	994	171
Total long-term debt-related interest expense	$21,320	$130	48,062	387

Note 18: Stockholders' Equity

Shareholders Agreement

At the completion of the Smiths Medical acquisition on January 6, 2022, Smiths owns approximately 10.5% of the total outstanding shares of our common stock (see Note 3: Acquisitions). At closing, in connection with the issuance of the share consideration, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Smiths. The Shareholders Agreement imposes certain restrictions on Smiths including prohibiting certain transfers of the shares of our common stock issued (i) for 6 months following the closing of the acquisition and (ii) to certain of our competitors and certain other parties, as well as customary standstill limitations. The Shareholders Agreement also permits Smiths to designate one individual for

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
election to our Board of Directors (the "Board") so long as Smiths beneficially owns at least 5.0% of the total outstanding shares of our common stock. On February 1, 2022, our Board appointed a new director designated by Smiths pursuant to the Shareholders Agreement who was elected to the Board at the 2022 Annual Meeting of Stockholders held in May 2022. This appointment expanded the size of our Board from eight to nine members. See our Current Report on Form 8-K filed on February 1, 2022 for additional information.

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended September 30, 2022, we did not purchase any shares of our common stock under our share purchase plan. As of September 30, 2022, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 17: Long-Term Debt).

    For the nine months ended September 30, 2022, we withheld 45,370 shares of our common stock from employee vested restricted stock units in consideration for $10.5 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the nine months ended September 30, 2021, we withheld 39,371 shares of our common stock from employee vested restricted stock units in consideration for $8.1 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2022	$(19,045)	$(237)	$13	$(19,269)
Other comprehensive (loss) income before reclassifications	(4,946)	25,782	15	20,851
Amounts reclassified from AOCI	—	(2,210)	—	(2,210)
Other comprehensive (loss) income	(4,946)	23,572	15	18,641
Balance as of March 31, 2022	$(23,991)	$23,335	$28	$(628)
Other comprehensive (loss) income before reclassifications	(99,805)	10,245	14	(89,546)
Amounts reclassified from AOCI	—	(2,101)	—	(2,101)
Other comprehensive (loss) income	(99,805)	8,144	14	(91,647)
Balance as of June 30, 2022	$(123,796)	$31,479	$42	$(92,275)
Other comprehensive (loss) income before reclassifications	(90,549)	18,784	227	(71,538)
Amounts reclassified from AOCI	—	(1,869)	—	(1,869)
Other comprehensive (loss) income	(90,549)	16,915	227	(73,407)
Balance as of September 30, 2022	$(214,345)	$48,394	$269	$(165,682)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2021	$(4,381)	$2,784	$75	$(1,522)
Other comprehensive (loss) income before reclassifications	(7,458)	(306)	12	(7,752)
Amounts reclassified from AOCI	—	(639)	—	(639)
Other comprehensive (loss) income	(7,458)	(945)	12	(8,391)
Balance as of March 31, 2021	$(11,839)	$1,839	$87	$(9,913)
Other comprehensive income before reclassifications	1,302	335	12	1,649
Amounts reclassified from AOCI	—	(687)	—	(687)
Other comprehensive income (loss)	1,302	(352)	12	962
Balance as of June 30, 2021	$(10,537)	$1,487	$99	$(8,951)
Other comprehensive (loss) income before reclassifications	(5,360)	(83)	12	(5,431)
Amounts reclassified from AOCI	—	(736)	—	(736)
Other comprehensive (loss) income	(5,360)	(819)	12	(6,167)
Balance as of September 30, 2021	$(15,897)	$668	$111	$(15,118)

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

Contingencies

On January 6, 2022, we acquired Smiths Medical. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price from the closing date to either the third or fourth anniversary of closing. As of September 30, 2022, the estimated fair value of the contingent earn-out is $21.8 million (see Note 9: Fair Value Measurements).

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective action was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance and could differ from the original estimate. The estimated field service corrective action recorded at September 30, 2022 is $47.5 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of September 30, 2022, the estimated fair value of the contingent earn-out is $1.8 million (see Note 9: Fair Value Measurements).

During August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of September 30, 2022, the estimated fair value of the contingent earn-out is $2.6 million (see Note 9: Fair Value Measurements).

Commitments

    We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 6: Leases).

Note 20:     Collaborative and Other Arrangements

    On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") whereby (i) Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSAs are to be jointly managed by both Pfizer and ICU. The initial supply price, which is subject to an annual update, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The amendments included a change to the term of the agreement to end on December 31, 2024 with Pfizer's unilateral election to extend through December 31, 2025. Other changes to the terms of the MSA included (i) amendments to our level of supply of products to Pfizer, (ii) certain changes to our manufacturing lines, (iii) updates to our supply price with added volume price tiers for annual periods and (iv) certain minimum purchase requirements for certain products. On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our MSA, whereby Pfizer manufactures and supplies to us certain agreed upon products. The Product Addendum includes the supply of additional product to us subject to certain time and pricing terms and conditions. The Product Addendum includes a minimum purchase obligation of $29.6 million and expires on November 30, 2022. As of March 31, 2022, we had satisfied the minimum purchase obligations under the Product Addendum.

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

Business Overview

Recent Developments

On January 6, 2022, we completed the acquisition of Smiths Medical 2020 Limited ("Smiths Medical"), the holding company of Smiths Group plc's global medical device business. See "Acquisitions" below for additional detail regarding the transaction. Smiths Medical is engaged in the development, manufacture and sale of syringe and ambulatory infusion devices, vascular access, and vital care products used in hospital, emergency, home and alternative care settings. Our acquisition of Smiths Medical was strategic and increases our focus and scale in infusion therapy globally which we believe will enhance our competitive position as a leader within the industry.

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

Manufacturing Changes

With the acquisition of the Smiths Medical business, we now operate additional manufacturing facilities including five facilities in the United States ("U.S."), two facilities in Mexico and two in the UK, and one facility in each of the Czech Republic, Italy and China.

Service Centers

With the acquisition of the Smiths Medical business, we now operate additional service and repair facilities in the U.S., Canada, two locations in Europe and four locations in Asia.

Distribution Changes

Following the Smiths Medical acquisition, we operate two additional main distribution centers, one in the U.S. supporting the Americas and International and one in the Netherlands mainly supporting EMEA. We have eleven additional smaller distribution centers globally three of which are in the U.S., two in each of EMEA and China, and one in each of Canada, the U.K., Japan and India.

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

Products

As of September 30, 2022, our primary product offerings by product line are listed below. We have presented our financial results in accordance with these product lines:

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

Infusion Systems-Smiths Medical

We offer a wide range of infusion pumps, disposables and safety software for use in both hospital and home settings. These products participate in adjacent categories to the legacy ICU Medical Infusion Systems product line. The primary Infusion Systems-Smith Medical products are:

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

COVID-19 Pandemic and other Macroeconomic and Global Geopolitical Events

    Our business operations have been, and we expect will continue to be, impacted by the novel coronavirus and its variants ("COVID-19") and by the continuing conflict between Russia and Ukraine. These events have resulted in global economic challenges, such as rising inflation, especially with respect to freight costs driven by the higher fuel prices, global supply chain disruption, and foreign currency exchange rate impact as a result of the strengthening of the U.S. dollar. All of these factors have negatively impacted our gross profit margin during 2022.

While we continually monitor the ongoing and evolving impacts of the pandemic, macroeconomic conditions and geopolitical events on our operations the extent of such impacts are based on factors that cannot be fully predicted at this time. Accordingly, the impact on our overall financial performance remains uncertain and cannot as yet be quantified. For a discussion of the risks and uncertainties we face as a result of the COVID-19 pandemic and other market and external factors, see Part I, Item 1A. "Risk Factors" of our 2021 Annual Report on Form 10-K.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and nine months ended September 30, 2022 and 2021, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total revenues	100%	100%	100%	100%
Gross profit	31%	38%	31%	37%
Selling, general and administrative expenses	26%	22%	27%	23%
Research and development expenses	4%	4%	4%	4%
Restructuring, strategic transaction and integration expenses	2%	1%	4%	1%
Change in fair value of contingent earn-out	(1)%	—%	(2)%	—%
Contract settlement	—%	—%	—%	—%
Total operating expenses	31%	27%	33%	28%
(Loss) income from operations	—%	11%	(2)%	9%
Interest expense	(4)%	—%	(3)%	—%
Other income, net	—%	—%	—%	—%
(Loss) income before income taxes	(4)%	11%	(5)%	9%
Benefit (provision) for income taxes	1%	(2)%	2%	(2)%
Net (loss) income	(3)%	9%	(3)%	7%

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

Infusion Consumables

    The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Infusion Consumables	$141.1	$144.9	$(3.8)	(2.6)%	$426.1	$407.5	$18.6	4.6%

Infusion Consumables revenue decreased for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to the impact of foreign exchange. Infusion Consumables revenue increased for the nine months ended September 30, 2022, as compared to the same period in the prior year, due to increased customer demand in our global core infusion, global oncology and renal products partially offset by the impact of foreign exchange. On a constant currency basis, Infusion Consumables revenue would have been $146.1 million, an increase of $1.2 million or 0.8% and $437.3 million, an increase of $29.8 million or 7.3%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Infusion Systems	$87.8	$90.7	$(2.9)	(3.2)%	$262.1	$259.7	$2.4	0.9%

Infusion Systems revenue decreased for the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to the impact of foreign exchange. Infusion Systems revenue increased for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to higher large volume pump ("LVP") software and service sales, offset partially by lower sales related to our non-LVP products and the impact of foreign exchange. On a constant currency basis, Infusion Systems revenue would have been $91.8 million, an increase of $1.1 million or 1.2%, and $270.5 million, an increase of $10.8 million or 4.2%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year.

IV Solutions

    The following table summarizes our total IV Solutions revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
IV Solutions	$96.4	$89.2	$7.2	8.1%	$279.0	$271.8	$7.2	2.6%

IV Solutions revenue increased for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year, primarily due to an increase in contract manufacturing sales to Pfizer.

Critical Care

    The following table summarizes our total Critical Care revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Critical Care	$10.8	$11.3	$(0.5)	(4.4)%	$35.3	$36.8	$(1.5)	(4.1)%

Critical Care revenue decreased slightly for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year.

Infusion Systems-Smiths Medical

    The following table summarizes our total Infusion Systems-Smiths Medical revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Infusion Systems-Smiths Medical	$96.9	$—	$96.9	nm	$241.0	$—	$241.0	nm

The Infusion Systems-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The year-to-date amount in the table above represents approximately nine months of revenue from the closing date of the transaction to the end of the current quarter ended September 30, 2022. Revenues in the current periods are lower than historical results due to operational challenges caused by supply chain and fulfillment constraints and due to the impact of changes in foreign currency exchange rates.

Vascular Access-Smiths Medical

    The following table summarizes our total Vascular Access revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Vascular Access-Smiths Medical	$95.3	$—	$95.3	nm	$251.4	$—	$251.4	nm

The Vascular Access-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The year-to-date amount in the table above represents approximately nine months of revenue from the closing date of the transaction to the end of the current quarter ended September 30, 2022. Revenues in the current periods are lower than historical results due to operational challenges caused by supply chain and fulfillment constraints and due to the impact of changes in foreign currency exchange rates.

Vital Care-Smiths Medical

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Vital Care-Smiths Medical	$69.6	$—	$69.6	nm	$207.1	$—	$207.1	nm

The Vital Care-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The year-to-date amount in the table above represents approximately nine months of revenue from the closing date of the transaction to the end of the current quarter ended September 30, 2022. Revenues in the current periods are lower than historical results due to operational challenges caused by supply chain and fulfillment constraints and due to the impact of changes in foreign currency exchange rates.

Gross Margins

    For the three months ended September 30, 2022 and 2021, gross margins were 31.2% and 38.0%, respectively. For the nine months ended September 30, 2022 and 2021, gross margins were 30.7% and 37.3%, respectively. The decrease in gross margins for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year, was driven by the acquisition of Smiths Medical, changes in foreign currency exchange rates due to the strengthening US dollar, inflationary cost increases in our supply chain, and lower manufacturing absorption due to supply chain disruptions. Smiths Medical gross margins are lower than historical ICU margins for the current quarter and year-to-date period due primarily to spending on quality systems and product-related remediation, the cost recognition of the purchase accounting write-up of inventory and freight expediting costs. Inflationary cost increases during 2022 notably impacted our logistics expenses, as well as labor and raw materials costs.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
SG&A	$153.5	$74.8	$78.7	105.2%	$465.4	$221.1	$244.3	110.5%

SG&A expenses increased for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year. For the three and nine months ended September 30, 2022, increases of $77.1 million and $233.4 million, respectively, were due to the impact of the Smiths Medical acquisition. For the three months ended September 30, 2022, expense increases related to Smiths Medical included $27.6 million of salaries and benefits, $33.3 million of depreciation and amortization expense and $4.9 million of IT and business support services and for the nine months ended September 30, 2022 Smiths Medical SG&A expenses included $83.8 million of salaries and benefits, $92.1 million of depreciation and amortization expense and $15.6 million of IT and business support services. In addition to the Smiths Medical SG&A increases, for the nine months ended September 30, 2022 stock based compensation increased $8.2 million primarily due to a change in the probability of the number of shares estimated to be earned for certain equity awards based on performance criteria, an increase in the value of equity granted during the current year period compared to the prior year period as well as an increase in the number of employees receiving equity during the current year period as compared to prior year period as a result of the Smiths Medical acquisition.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
R&D	$23.1	$12.2	$10.9	89.3%	$69.5	$34.3	$35.2	102.6%

R&D expenses increased for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year primarily due to the acquisition of Smiths Medical. For the three and nine months ended September 30, 2022, the increase included $9.9 million and $31.0 million, respectively, related to Smiths Medical R&D expenses. R&D expenses during both periods primarily relate to headcount and employment expense in support of ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $14.4 million and $61.8 million for the three and nine months ended September 30, 2022, respectively, as compared to $2.4 million and $9.0 million for the three and nine months ended September 30, 2021, respectively.

Restructuring charges

    Restructuring charges were $2.4 million and $7.3 million for the three and nine months ended September 30, 2022, respectively, and were related to severance costs. We expect to pay unpaid restructuring charges as of September 30, 2022 by the end of 2023. During the third quarter of 2021 we adjusted certain facility restructuring liabilities by $2.0 million to reflect actual amounts owed resulting in net restructuring credits of $(1.9) million and $(1.8) million for the three and nine months ended September 30, 2021, respectively.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $12.0 million and $54.5 million for the three and nine months ended September 30, 2022, respectively, as compared to $4.3 million and $10.8 million for the three and nine months ended September 30, 2021, respectively. The strategic transaction and integration expenses during the three and nine months ended September 30, 2022 were primarily related to our acquisition of Smiths Medical which primarily included legal expenses, bank fees and employee costs. The strategic transaction and integration expenses during the nine months ended September 30, 2022 also included a United Kingdom stamp tax. The strategic transaction and integration expenses during the three months ended September 30, 2021 were primarily related to transaction expenses incurred related to entering into a definitive agreement to acquire Smiths. The strategic transaction and integration expenses for the nine months ended September 30, 2021 were primarily related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer, one-time costs incurred to comply with regulatory initiatives and the transaction costs related to the Smiths transaction.

Change in Fair Value of Contingent Earn-out

For the three and nine months ended September 30, 2022 there was a gain of $4.1 million and $31.3 million, respectively, primarily related to the change in fair value of contingent earn-out related to the Smiths Medical acquisition.

Contract Settlement

    We did not incur contract settlement expense for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, we recorded $0.1 million in contract settlement expense.

Interest Expense

    Interest expense was $21.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense was $51.1 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Interest expense for the three and nine months ended September 30, 2022 primarily includes the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement and the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 17: Long-Term Debt in our accompanying condensed consolidated financial statements for additional information).

Interest expense for the three and nine months ended September 30, 2021 includes the per annum commitment fee charged on the unused portion of the revolver under our 2017 Credit Facility (the "Prior Credit Facility") and the amortization of financing costs that were incurred in 2017 in connection with entering into the Prior Credit Facility. The Prior Credit Facility was terminated in connection with entering into the Credit Agreement.

Other Income, net

    Other income netted to $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, as compared to $(0.3) million and $0.9 million for the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2022, other income (expense), net was related to $3.3 million in interest income and $0.4 million of miscellaneous income, net, mostly offset by $2.1 million of foreign exchange losses and $1.4 million of loss from disposal of assets. For the nine months ended September 30, 2022, other income (expense), net was related to $4.8 million in interest income and $2.9 million of miscellaneous income, net, mostly offset by $4.6 million of foreign exchange losses and $2.3 million of loss from disposal of assets.

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

Income Taxes

    For the three months ended September 30, 2022 and 2021, income taxes were accrued at an estimated effective tax rate of 38% and 18%, respectively. For the nine months ended September 30, 2022 and 2021, income taxes were accrued at an estimated effective tax rate of 37% and 17%, respectively.

The effective tax rate for the three and nine months ended September 30, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three and nine months ended September 30, 2022 included a tax benefit of 1.5 million and $4.1 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate for the three and nine months ended September 30, 2022 also included a nil tax impact related to the revaluation of contingent consideration of $4.1 million and $31.3 million, respectively.

    The effective tax rate for the three and nine months ended September 30, 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, GILTI, FDII and tax credits. The effective tax rate during the three and nine months ended September 30, 2021 included a tax benefit of $1.1 million and $3.3 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the periods and a tax provision of $1.1 million related to U.S. federal return-to-provision adjustments for the year ended December 31, 2020 primarily due to changes in estimates for GILTI, FDII, subpart F income and related foreign tax credits along with other prior period adjustments.

Liquidity and Capital Resources

We regularly evaluate our liquidity and capital resources, including our access to external capital, to assess our ability to meet our principal cash requirements, which include working capital requirements, planned capital investments in our business, commitments, acquisition restructuring and integration expenses, investments in quality systems and quality compliance objectives, payment of interest expense, repayment of outstanding borrowings, income tax obligations and acquisition opportunities in accordance with our growth strategy.

Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, our short-term investment portfolio, cash flows from our operations and access to borrowing arrangements.

Funds generated from operations are held in cash and cash equivalents and investment securities. During the nine months ended September 30, 2022, our cash and cash equivalents and short-term investment securities decreased by $320.4 million from $567.2 million at December 31, 2021 to $246.8 million at September 30, 2022. This decrease was primarily due to our use of existing cash balances to partially fund the Smiths Medical acquisition in January 2022, to replenish finished goods inventory levels for legacy Smiths Medical, increase safety stock of raw materials across the combined company and to respond to supply chain constraints. Our short-term investment portfolio consists of investment-grade corporate and federal bonds and U.S. treasury securities and is primarily intended to facilitate capital preservation.

2022 Credit Agreement and Access to Capital

We entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.7 billion as of September 30, 2022, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of September 30, 2022. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3/Ba3	Stable
Fitch	BB/BBB-	Negative
Standard & Poor's	BB-/BB-	Stable

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with stepdowns to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of September 30, 2022.

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

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations and the funds received and accessible under the Senior Secured Credit Facilities will provide us with sufficient liquidity to finance our cash requirements for the next twelve months. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. "Risk Factors” in our 2021 Annual Report on Form 10-K for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

At September 30, 2022, there have been no material changes to our estimate for 2022 planned capital expenditures, as previously disclosed in our 2021 Annual Report on Form 10-K.

Contractual Obligations

Our principal commitments at September 30, 2022 include both short and long-term future obligations.

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

	(in millions)
	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
Term Loan A Principal Payments	$—	$21.2	$42.5	$42.5	$63.8	$664.0	$—
Term Loan A Interest Payments	10.3	41.2	33.5	29.8	28.8	0.4	—
Term Loan B Principal Payments	2.1	8.5	8.5	8.5	8.5	8.5	801.2
Term Loan B Interest Payments	12.0	47.1	42.2	40.8	41.5	41.5	44.4
Revolver Commitment Fee	0.6	1.2	1.0	0.8	0.8	0.2	—
	$25.0	$119.2	$127.7	$122.4	$143.4	$714.6	$845.6

Minimum Purchase Obligations

On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our Manufacturing and Supply Agreements to supply us with additional product subject to certain time and pricing terms and conditions (see Note 20: Collaborative and Other Arrangements to our accompanying condensed consolidated financial statements for additional information). As of September 30, 2022, we had satisfied the minimum purchase obligations under the Product Addendum. The Product Addendum expires on November 30, 2022.

Other Future Capital Investments

At September 30, 2022, there have been no material changes to our estimate for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, as previously disclosed in our 2021 Annual Report on Form 10-K.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash used in operations for the nine months ended September 30, 2022 was $60.4 million. Net income plus adjustments for non-cash net expenses contributed $173.6 million. Net cash used in operations as a result of changes in operating assets and liabilities was $234.0 million. The changes in operating assets and liabilities included a $151.8 million increase in inventories, a $22.6 million increase in other assets, a $38.1 million decrease in accrued liabilities, $63.0 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $9.0 million increase in accounts receivable. Offsetting these amounts was a $20.1 million decrease in prepaid expenses and other current assets and a $30.4 million increase in accounts payable. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts and the capitalization of debt issuance costs allocated to the revolving credit facility. The decrease in accrued liabilities was primarily due to the payout of annual bonuses. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accounts receivable was primarily due to the net impact of collection efforts and the timing of revenue. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in deferred costs mostly offset by capitalized debt issuance costs allocated to the revolving credit facility. The increase in accounts payable was due to the timing of payments.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(68,715)	$(46,464)	$(22,251)	(1)
Proceeds from sale of assets	933	218	715
Business acquisitions, net of cash acquired	(1,844,164)	—	(1,844,164)	(2)
Intangible asset additions	(6,560)	(10,216)	3,656	(3)
Investments in non-marketable equity securities	—	(3,250)	3,250	(4)
Purchases of investment securities	(3,397)	(10,034)	6,637	(5)
Proceeds from sale of investment securities	36,433	12,000	24,433	(6)
Net cash used in investing activities	$(1,885,470)	$(57,746)	$(1,827,724)
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
(3)    In September 2021, we recorded a $7.1 million intangible asset related to a three-year non-compete agreement, of which $3.1 million was non-cash offset with a contingent earn-out (see Note 8: Fair Value Measurements).
(4)    In September 2021, we paid $3.3 million to acquire approximately a 20% non-marketable equity interest in a non-public company.
(5)    Our purchases of investment securities will vary from period to period based on current cash needs, planning for known future transactions and changes in our investment strategy.
(6)    Proceeds from the sale of our investment securities will vary from period to period based on the maturity dates of the investments. Includes $19.0 million in proceeds received during the second quarter of 2022 from a promissory note related to an acquired investment as part of the Smiths Medical acquisition.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Financing Cash Flows:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	$1,672,631	$—	$1,672,631	(1)
Principal payments on long-term debt	(20,250)	—	(20,250)	(2)
Payment of third-party debt issuance costs	(1,852)	—	(1,852)	(2)
Proceeds from exercise of stock options	7,906	6,966	940	(3)
Payments on finance leases	(477)	(448)	(29)
Tax withholding payments related to net share settlement of equity awards	(10,541)	(8,109)	(2,432)	(4)
Net cash provided by (used in) financing activities	$1,647,417	$(1,591)	$1,649,008
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
(2)    Payment of $20.3 million of principal payments on the Senior Secured Credit Facilities and $1.9 million in third-party debt issuance costs.
(3)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(4) During the nine months ended September 30, 2022, our employees surrendered 45,370 shares of our common stock from vested restricted stock awards as consideration for approximately $10.5 million in minimum statutory withholding obligations paid on their behalf. During the nine months ended September 30, 2021, our employees surrendered 39,371 shares of our common stock from vested restricted stock awards as consideration for approximately $8.1 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of September 30, 2022, all of the $100.0 million available for purchase was remaining under the plan.

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

New Accounting Pronouncements

See Note 2: New Accounting Pronouncements in Part I, Item 1. "Financial Statements."

Forward-Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and documents referenced herein, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we may identify them by using words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "will," "continue," "could," "may," and by similar expressions and statements about aims, goals and plans. The forward-looking statements are based on the information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•our future growth; future operating results and various elements of operating results, including future expenditures and effects with respect to sales and marketing and product development and acquisition efforts; future sales and unit volumes of products; expected increases and decreases in sales; deferred revenue; accruals for restructuring charges, future license, royalty and revenue share income; production costs; gross margins; litigation expense; future SG&A and R&D expenses; manufacturing expenses; future costs of expanding our business; income; losses; cash flow; amortization; source of funds for capital purchases and operations; future tax rates; alternative sources of capital or financing; changes in working capital items such as receivables and inventory; selling prices; and income taxes;

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
•outcome of litigation;
•fluctuations in foreign currency exchange rates and other risks of doing business internationally;
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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an initial applicable margin of 1.75% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an initial applicable margin of 2.5%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from September 30, 2022, the additional annual interest expense or savings related to the term loans would amount to approximately $16.8 million.

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

Foreign Currency Exchange Rate Risk

    We transact business globally in multiple currencies, some of which are considered volatile. Our international revenues and expenses and working capital positions denominated in these foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. As the receiver of foreign currencies we are adversely affected by the strengthening of the U.S. dollar and other currencies relative to the operating unit functional currency. Our hedging policy attempts to manage these risks to an acceptable level. We manage our foreign currency exposures on a consolidated basis to take advantage of net exposures and natural offsets, which are then further reduced by the gains and losses of our hedging instruments. Gains and losses on the hedging instruments offset gains and losses on the hedged forecasted transactions and reduce the earnings volatility related to foreign exchange, however we do not hedge our entire foreign exchange exposure and are still subject to earnings volatility due to foreign currency exchange rate risk.

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna, Japanese Yen, U.S. Dollar, Chinese Renminbi, Canadian Dollar and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 8: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At September 30, 2022, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies did not result in a material impact on the fair value of these outstanding derivatives contracts.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report, that our disclosure controls and procedures are effective at a reasonable assurance level. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Smiths Medical was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Smiths Medical, which we acquired in
January 2022, represented approximately 40% of our consolidated total assets as of September 30, 2022, and 44% and 41%
of our consolidated total revenue for the three and nine months ended September 30, 2022, respectively.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as mentioned above.

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

The Smiths Medical acquisition completed in January 2022 has resulted in organizational changes and significant growth to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

The Smiths Medical acquisition has resulted in significant growth in our personnel and operations, adding approximately 6,700 employees to our headcount, bringing our total headcount as of September 30, 2022 to approximately 15,300 employees. We will continue to incur significant expenditures and the allocation of management time to assimilate the Smiths Medical employees in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong customer relationships, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

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

Prolonged periods of inflation as a result of the current Global Macroeconomic and Geopolitical Conditions could have a material adverse effect on our results of operations.

Global supply chain disruptions as a result of COVID-19 and more recently the war in the Ukraine has resulted in, and may continue to result in, higher interest rates and capital costs, increased raw material costs, higher shipping costs, and the negative impacts from weakening foreign exchange rates. We have experienced and may continue to experience these inflationary increases in our manufacturing costs and operating expenses as well as negative impacts on our operating results from weakening exchange rates. Prolonged inflation may also reduce or delay orders for our products and for certain products we may be unable to satisfy demand, both of which could have a material adverse impact on our sales and results of operations.

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

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the third quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
07/01/2022 — 07/31/2022	—	$—	—	$100,000,000
08/01/2022 — 08/31/2022	—	$—	—	$100,000,000
09/01/2022 — 09/30/2022	—	$—	—	$100,000,000
Third quarter of 2022 total	—	$—	—	$100,000,000
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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	November 7, 2022
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)