Form 10-K
period 2022-12-31
ICU MEDICAL INC/DE
filed 2023-02-27
CIK 883984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2022, the last business day of registrant’s most recently completed second fiscal quarter, was $3,305,900,983.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2023 was 23,998,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2023 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Report.

ICU Medical, Inc.
Form 10-K
For the Year Ended December 31, 2022

Forward Looking Statements

Various portions of this Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and documents referenced herein, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we may identify them by using words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "will," "continue," "could," "may," and by similar expressions and statements about aims, goals and plans. The forward looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•future growth; future operating results and financial condition (including, among other things, anticipated sales; accruals for restructuring charges, production costs; gross margins; litigation expense; future SG&A and R&D expenses; manufacturing expenses; our expectations regarding liquidity and capital resources over the next twelve months; source of funds for capital purchases and operations; future tax rates; alternative sources of capital or financing; changes in working capital items such as receivables and inventory; and income taxes);

•factors affecting our operating results, such as the impact of an increase in shipping costs; loss of a strategic relationship; change in demand for our products; domestic and international sales; expansion in international markets, future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property, plant and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the U.S.; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements; and

•new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; foreign exchange risk; commodity price risk; plans to convert existing space; acquisitions of other businesses or product lines.

•the impact of acquisitions, including our recently completed acquisition of the Smiths Medical business and the integration of acquired businesses and product lines (including the Smiths Medical business).

The forward looking statements in this report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may effect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. Principal risks and uncertainties include:

•We are dependent on single and limited source third-party suppliers, which subjects our business and results of operations to risks of supplier business interruptions, and a loss or degradation in performance in our suppliers could have an adverse effect on our business and financial condition.

•Damage to any of our manufacturing facilities or disruption to our supply chain network could impair our ability to produce our products.

•Prolonged periods of inflation, rising interest rates and the impact of foreign currency exchange rates as a result of the current global macroeconomic and geopolitical conditions have had and could in the future have a material adverse effect on our results of operations.

•The COVID-19 pandemic has disrupted how we, our suppliers and our customers operate and the duration, and the extent to which this will impact our business, future results of operations, liquidity and overall financial performance remains uncertain.

•Significant sales through distributors expose us to risks that could have a material effect on our results of operations.

•We may not be successful in achieving expected operating efficiencies or expense reductions associated with cost reduction and restructuring efforts and may experience a decline in our profitability, business disruptions or other adverse consequences to our business as a result.

•If we are unable to compete successfully with our competitors, we may be unable to maintain market share, in which case our sales may not grow and our profitability may be adversely affected.

•Product development requires substantial investment that may be difficult for us to fund and may be challenging to recover through commercial product sales.

•If demand for our products were to decline significantly, we might not be able to recover the cost of our expensive automated molding and assembly equipment and tooling, which could have an adverse effect on our results of operations.

•Continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement may adversely affect our prices. If we cannot reduce manufacturing costs of existing and new products to counteract such pricing pressures, our sales may not grow and our profitability may decline.

•Failure to protect our information technology systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.

•Disruptions at the FDA, other government agencies or notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, approved, certified, or commercialized in a timely manner, or at all, which could negatively impact our business.

•Actual or perceived failures to comply with foreign, federal, and state data privacy and security laws, regulations and standards may adversely affect our business, operations and financial performance.

•We are subject to certain fraud and abuse and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

•Our business could be materially and adversely affected if we fail to defend and enforce our patents or other proprietary rights, if our products are found to infringe patents or other proprietary rights owned by others or if the cost to protect our patents or other proprietary rights becomes excessive or as our patents expire.

•Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates.

•Any significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs could have a material adverse effect on our results of operations.

•International sales pose additional risks related to competition with larger international companies and established local companies and our possibly higher cost structure.

•The Smiths Medical acquisition completed in January 2022 has resulted in organizational changes and significant growth to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

•The actual impact of the Smiths Medical acquisition on our financial results may be worse than the assumptions we have used.

•As a result of the Smiths Medical acquisition, we have used a significant portion of our cash on hand and incurred a substantial amount of debt to finance the cash consideration portion and certain other amounts paid in connection with the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

See Part I, Item 1A of this Annual Report on Form 10-K for the detailed discussion of the above risk factors.

PART I

ITEM 1. BUSINESS

First person pronouns used in this Annual Report on Form 10-K, such as “we,” “us,” and “our,” refer to ICU Medical, Inc. (“ICU”) and its subsidiaries unless context requires otherwise.

Company Background and Overview of Business

ICU develops, manufactures and sells innovative medical products used in infusion therapy, vascular access, and vital care applications. ICU's product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, peripheral IV catheters, and sterile IV solutions; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products.

Headquartered in San Clemente, California, ICU was founded in 1984. Our primary customers are acute care hospitals, wholesalers, ambulatory clinics and alternate site facilities, such as outpatient clinics, home health care providers, and long-term care facilities. Since our inception we have grown organically and through acquisition.

In February 2017, we acquired Pfizer Inc.’s (“Pfizer”) Hospira Infusion Systems (“HIS”) business. The HIS acquisition complemented our legacy non-dedicated infusion sets and oncology business by expanding our product portfolio to include a complete intravenous infusion therapy product-line from IV solutions to IV pumps to non-dedicated infusion sets.

In November 2019, we acquired Pursuit Vascular, Inc. (“Pursuit”). Pursuit was a privately-held medical device company with a primary focus on innovative catheter disinfecting products and technologies to reduce costly bloodstream infections and lower healthcare costs. Pursuit’s primary product is the ClearGuard® HD cap, which is used for the maintenance of hemodialysis catheters.

In January 2022, we acquired Smiths Medical 2020 Limited (“Smiths Medical”), the holding company of Smiths Group plc’s global medical device business. The Smiths Medical acquisition complemented and broadened our preexisting product portfolio by adding syringe and ambulatory infusion devices, vascular access, and vital care products, and significantly strengthened and expanded our global market reach.

Products

As of December 31, 2022, our primary product offerings are listed below. Our product offerings related to our Smiths Medical acquisition are listed separately as we integrate that business.

Infusion Consumables

Infusion therapy sets, used in hospitals and ambulatory clinics, consist of a tube running from a bottle or plastic bag containing a solution to a catheter inserted in a patient’s vein, that may or may not be used with an IV pump. Closed System Transfer Devices (“CSTD”) and hazardous drug compounding systems are used to prepare and deliver hazardous IV medications such as those used in chemotherapy, which, if released, can have harmful effects to the healthcare worker and environment. Our primary products include:

•Clave™ needlefree products, including the MicroClave, MicroClave Clear, and NanoClave™ brand of connectors, accessories, extension and administration sets used for the administration of IV fluids and medications and the Neutron catheter patency device, used to help maintain patency of central venous catheters;

•ChemoLockTM CSTD, which utilizes a proprietary needlefree connection method, is used for the preparation and administration of hazardous drugs. ChemoLock is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury; and

•ChemoClaveTM, an ISO Connection standard and universally compatible CSTD used for the preparation and administration of hazardous drugs. ChemoClave utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems. ChemoClave also is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminate the risk of needlestick injury.

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

Infusion Systems

We offer a wide range of infusion pumps, dedicated IV sets, software and professional services. Our primary Infusion System products are dedicated IV sets and the following:

Infusion Pump Hardware:

•Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. Plum 360 was named the 2018, 2019, 2020 and 2022 Best in KLAS winner as top-performing IV smart pump and was the first medical device to be awarded UL Cybersecurity Assurance Program Certification. Also, in 2021, 2022 and 2023, the Plum 360 won the award as the top-performing Smart Pump EMR-Integrated.

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

IV Therapy and Diluents:

•Including Sodium Chloride, Dextrose, Balanced Electrolyte Solutions, Lactated Ringer’s, Ringer’s, Mannitol, Sodium Chloride/Dextrose and Sterile Water.

Irrigation:

•Including Sodium Chloride Irrigation, Sterile Water Irrigation, Physiologic Solutions, Ringer’s Irrigation, Acetic Acid Irrigation, Glycine Irrigation, Sorbitol-Mannitol Irrigation, Flexible Containers and Pour Bottle Options.

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

Infusion Systems-Smiths Medical

We offer a wide range of infusion pumps, disposables and safety software for use in both hospital and home settings. These products participate in adjacent categories to the legacy ICU Medical Infusion Systems product line. The primary Infusion Systems-Smiths Medical products are:

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

Vascular Access-Smiths Medical

Our Vascular Access-Smiths Medical products allow clinicians to safely access the patients’ bloodstream to deliver fluids and medication or to obtain blood samples. Vascular Access products are often used in conjunction with Consumables and Infusion Systems devices. Our primary Vascular Access products are:

•Jelco® safety and conventional peripheral IV catheters, sharps safety devices for hypodermic injection, and venipuncture blood collection and peripheral IV catheters designed to help prevent needlestick injury and to reduce the risks associated with blood exposure and contamination while reducing patients’ risk of infection;

•DELTEC® implantable ports and GRIPPER® non-coring needles for portal access;

•Portex® arterial blood sampling syringes, anesthesia trays and kits for pain management;

•Powerwand® midline catheters; and

•MEDEX® LogiCal® Pressure Monitoring System and components.

Vital Care-Smiths Medical

We offer a range of devices and systems to maintain patients’ airways and body temperature before, during and after surgery. Our primary Vital Care products are:

•Level 1® temperature management systems used in perioperative and critical care settings to help monitor and regulate patient temperature through rapid infusion, routine blood and fluid warming, irrigation warming and convective warming.

•Portex® acapella® bronchial hygiene products used to mobilize pulmonary secretions to facilitate the opening of airways in patients with chronic respiratory diseases such as chronic obstructive pulmonary disease ("COPD"), asthma and cystic fibrosis.

•Portex® Bivona® tracheostomy tubes in PVC and silicone construction that provide a secure airway for both surgical and percutaneous procedures. Our silicone tracheostomy tubes are customizable to accommodate unique patient requirements.

Financial information relating to our reporting segment and primary product lines is set forth in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K, and is incorporated herein by reference.

Manufacturing

Facilities

Our manufacturing facilities are concentrated in the United States, Costa Rica, Mexico, and Czech Republic. See Part I, Item 2 of this Annual Report on Form 10-K.

We also rely on certain outside manufacturers for certain product lines in Infusion Systems and we leverage a long-term supply agreement with Pfizer (described below) to provide additional IV Solution products to us.

In 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") with Pfizer under which, (i) Pfizer agreed to manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we agreed to manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, with a one-time two-year option to extend. The initial supply price under each MSA is annually updated and is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products. In January 2021, we amended our MSA with Pfizer whereby we agreed to manufacture and supply certain agreed upon products to Pfizer. The amendment included a change to the term of the agreement to end on December 31, 2024 with Pfizer's unilateral election to extend through December 31, 2025. Other changes included (i) changes to our level of supply of products to Pfizer, (ii) certain changes to our manufacturing lines, (iii) updates to our supply price with added volume price tiers for annual periods and (iv) certain minimum purchase requirements for certain products. On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our MSA agreement whereby Pfizer agreed to manufacture and supply to us certain agreed upon products subject to certain time and pricing terms and conditions. The Product Addendum expired on November 30, 2022.

We operate regional device service centers, in a number of locations, including Salt Lake City, Utah, U.S., Sligo, Ireland; San Laurent, Quebec, Canada; Taipei, Taiwan and Rydalmere, Australia. See Part I, Item 2 of this Annual Report on Form 10-K.

Raw Materials

We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. Certain components and raw materials are available only from a single supplier.We currently attempt to manage the risk associated with such suppliers by means of inventory management, relationship management and evaluation of alternative sources when feasible.See Item 1A. Risk Factors - We are dependent on single and limited source third-party suppliers, which subjects our business and results of operations to risks of supplier business interruptions, and a loss or degradation in performance in our suppliers could have an adverse effect on our business and financial condition.

Sales, Marketing and Administration

We sell globally through our own direct sales force and through independent distributors. We currently serve customers in over 100 countries throughout the world. The majority of our sales is denominated in United States ("U.S.") dollars and we have sales denominated in Euros, Canadian dollars, Japanese Yen, British Pound and Australian dollars as well as other currencies. In 2022, we had worldwide net sales to Medline of 15% of consolidated net sales. In 2021 and 2020, we did not have sales over 10% to any single customer.

Distribution

Our products are marketed and distributed in the U.S. and internationally to medical product manufacturers, independent distributors and directly to end users.

The distribution of our products in the U.S. is supported by a network of owned and leased distribution centers, which include King of Prussia, Pennsylvania; Los Angeles, California; Dallas, Texas and Olive Branch, Mississippi. We also utilize a number of public warehouses as part of our supply chain.

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

Post-Market Enforcement in the U.S.

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

EU Medical Devices Directive

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

EU Medical Devices Regulation

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

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and, if such issues cannot be resolved to their satisfaction, can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area ("EEA") which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency ("MHRA") has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the United Kingdom's ("UK's") withdrawal from the EU ("Brexit") transitional period on January 1, 2021, new regulations require all medical devices to be registered with the MHRA before being placed on the Great Britain market. The MHRA only registers devices where the manufacturer or their UK responsible person has a registered place of business in the UK. Beginning January 1, 2022, manufacturers based outside the UK need to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2024. Devices bearing CE marks issued by EU notified bodies under the MDR or MDD are now subject to transitional arrangements. In its consultation response, the MHRA indicated that the future UK regulations will allow devices certified under the MDR to be placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Devices certified under the MDD could continue to be placed on the market until either the certificate expires or for three years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessed ("UKCA") mark. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

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

•the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician health care professionals (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals and ownership and investment interests held by the physicians described above and their immediate family members; and

•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical and device companies to comply with the industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to track and report information related to payments and other "transfers of value" to physicians and other healthcare providers or pricing, marketing expenditures and information.

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

Health Care Reform in the U.S.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013, and will stay in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. Such legislation and regulation of healthcare costs may, however, result in decreased lower reimbursements by governmental and private payors to our customers, which may adversely affect our business, financial condition and results of operations.

EU Healthcare Reform

Additional healthcare reform measures in the EU may be adopted in the future as well. For instance, in December 2021, Regulation (EU) No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Competition

Our industry is highly competitive. We believe our ability to effectively compete in this industry is determined by our ability to provide a wide breadth of cost-effective, high quality products. We believe the added breadth of our acquired product portfolios have increased our competitiveness as we can now provide a one-stop shop for customers and offer more flexible competitive pricing. We also believe our infusion pump product offering will enable us to achieve sales of a larger volume of higher margin infusion consumables, and we believe we have a wider customer reach through our unified distribution channels.

 Infusion Consumables

We believe that our ability to effectively compete in the Infusion Consumables market depends upon our ability to differentiate our products based on continued innovation, safety, quality, convenience, reliability, patent protection, ease of use and the pricing of our products, in addition to access to distribution channels. We encounter significant competition in this market both from global, large, established medical device manufacturers and from smaller companies. We compete with products and systems marketed by Becton Dickinson ("BD"), Baxter International ("Baxter"), and B. Braun Medical, Inc. ("B. Braun"). Our CSTD products and systems, used for the preparation and safe handling of oncology drugs, compete with similar products from BD and EquaShield. We believe that our current CSTD product offering provides benefits over these competing systems in several areas related to safety, ease of use, quality, and cost; however, ongoing innovation will be required to remain competitive in this market space.

Infusion Systems (Legacy ICU and Smiths Medical)

We face strong global competitors in the Infusion Systems market. In the United States ("U.S.") our competitors include BD, Baxter, Moog Medical, Fresenius and B. Braun. Outside of the U.S., our primary competitors are BD, B. Braun, Fresenius Kabi, a division of Fresenius Group, and a large number of local market pump manufacturers. These competitors benefit from greater financial, research and development and marketing resources than we have. The smart pump market in recent years has been troubled with security concerns and product recalls. We believe our ability to effectively compete will be determined by our ability to build our brand strength using the development of technological advancements aimed at increasing the quality, reliability, safety and security of our pumps while at the same time focusing on manufacturing efficiency and cost-effectiveness, which are operationally challenging with evolving product lines.

IV Solutions

We participate in the IV solutions market only in the U.S. and Canada. Our primary competitors in the U.S. include Baxter and B. Braun. Demand for IV solutions is typically high and raw materials required to produce IV solutions are readily available. Our ability to compete will depend on our ability to maximize production, develop innovations in our product line, focus on cost-effectiveness and maintain the appropriate quality infrastructure.

Critical Care

Our primary competitor in Critical Care is Edwards Lifesciences.

Vascular Access-Smiths Medical

Our Vascular Access product line of Smiths Medical competes primarily with BD and B. Braun as well as Angio Dynamics, Greiner Bio-One and Teleflex Incorporated. Our ability to remain competitive in this market will depend on our ability to focus on demonstrable patient outcomes by differentiating our products by improving device functionality and by providing successful customer training programs on the use and maintenance of our products.

Vital Care-Smiths Medical

The Vital Care product line of Smiths Medical competes with numerous competitors due to its broad product portfolio. Those include multinational competitors such as Philips Healthcare as well as smaller more focused competitors such as Belmont and Intersurgical plc. Our ability to compete in this market will depend on our ability to continue to make technological advances to our products, thereby increasing customer efficiency, and provide product support aimed at improving clinical decision-making that ultimately enhances patient safety.

Patents

Many of our product lines rely on patent protection. We have obtained U.S. and foreign patents relating to certain of the technologies found in our products, and are pursuing additional patent applications. There is however, no single patent or group of patents that we own that we believe is material in relation to our business as a whole.

Our success will depend in part on our ability to obtain, maintain and enforce patent protection for our products and to operate without infringing on the proprietary rights of third parties. While we have obtained certain patents and applied for additional U.S. and foreign patents covering certain of our products, there is no assurance that the scope of any patent protection will prevent competitors from introducing similar or competing devices or that any of our patents will be held valid if subsequently challenged. We can also lose patent protection through expiration. The inability to obtain effective patent protection or the loss of patent protection on a specific product line could adversely affect our ability to exclude other company from producing effective competitive products. The loss of a significant portion of our patent portfolio could have an adverse impact on our financial results.

The fact that a patent is issued to us does not eliminate the possibility that patents owned by others may contain claims that are infringed by our products.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which would result in substantial cost to us and diversion of our resources, may be necessary to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in such litigation could subject us to significant liabilities to third parties or could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using our products, any of which could have a material adverse effect on our business. In addition, we have initiated litigation, and may continue to initiate litigation in the future, to enforce our intellectual property rights against those we believe to be infringing on our patents.  Such litigation could result in substantial cost and diversion of resources.

Seasonality/Quarterly Results

Our business is not significantly impacted by seasonal aspects. We can, however, experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which has been and may continue to be driven more by the COVID-19 pandemic surges and its impact on hospital admissions and procedure volumes along with production scheduling and customer inventory levels, as well as fluctuations due to supply constraints as a result of other macroeconomic and global geopolitical events, such as the conflict in the Ukraine. Our expenses do not typically fluctuate in the same manner as net sales, which may result in cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Research and Development

We continue to invest in certain research and development ("R&D") projects to drive future growth and to remain competitive in our product lines. Our main R&D facilities are located in the U.S and India. Our R&D costs primarily include personnel costs and expenses related to the development of new products. Research and development costs were $93.0 million in 2022, $47.5 million in 2021 and $42.9 million in 2020.

Human Capital Management

We believe our employees are the foundation of our business and are key to executing our strategy globally. The knowledge, skills and abilities of our diverse workforce is paramount in upholding our mission of connecting patients and caregivers through safe, life-saving, life enhancing IV therapy products, systems, and services.

We believe the health and well-being of our employees are cornerstones for our successful operations. Whether you are a machine operator in one of our manufacturing locations, a material handler in a distribution center, a service technician supporting our products in the field, or a clinician training customers on the use of our products in a hospital, we strive to prioritize the safety of our team members. This includes designing our work environments with a safety first mindset, providing personal protective equipment and safety training beginning day one.

Our ability to attract and retain talented individuals globally begins with our commitment to offer a career that gives people a unique opportunity to work in an exhilarating, fast-paced, inspiring, and collaborative environment where what they do makes a difference. We offer competitive salaries and benefit packages to all employees as well as select participation in incentive plans based on individual and company performance.

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

Finally, we believe that our leadership team, with its broad, and deep category knowledge and averaging approximately 22 years of experience in IV therapy has the necessary experience to effectively lead the execution of our strategy.

At December 31, 2022, we had approximately 14,500 employees located in over 35 countries.

Geographic Data

Information regarding financial data by geography is set forth in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K in Notes 4 and 13 to the Consolidated Financial Statements, and is incorporated herein by reference.

Available Information

Our website address is http://www.icumed.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings and amendments thereto those reports, free of charge on our website as soon as reasonably practicable after filing or furnishing them with the Securities and Exchange Commission ("SEC"). We also have our code of ethics posted on our website (http://www.icumed.com). The information on our website is not incorporated into this Annual Report on Form 10-K.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website (http://www.sec.gov).

ITEM 1A. RISK FACTORS

In evaluating an investment in our common stock, investors should consider carefully, among other things, the following risk factors, as well as the other information contained in this Annual Report on Form 10-K and our other reports and registration statements filed with the SEC. Any of the following risks could materially and adversely affect our results of operations or financial condition.

Business and Operating Risks

We are dependent on single and limited source third-party suppliers, which subjects our business and results of operations to risks of supplier business interruptions, and a loss or degradation in performance in our suppliers could have an adverse effect on our business and financial condition.

Our risk mitigation plans employed with key suppliers of materials (such as resins) that are critical to our ability to manufacture our products, the supply of which is currently from a sole supplier, may not suffice to ensure that we are able to receive requisite materials as and when needed an in sufficient quantity. We cannot be certain that our current suppliers will continue to provide us with the quantities of materials that we require or satisfy our anticipated specifications and quality requirements on a timely basis or at all. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Upon identification, the qualification process of new suppliers and component materials can take a considerable amount of time. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. The price and supply of these materials may be impacted or disrupted for reasons beyond our control including supplier shutdowns, transportation delays, inflationary pricing pressures, work stoppages, labor shortages and governmental regulatory actions. We have experienced, and may continue to experience, significant challenges to our global transportation channels and other aspects of the global supply chain network, including the cost and availability of raw materials and components due to shortages and resulting cost inflation.

The COVID-19 pandemic continues to impact supply channels resulting in raw material shortages and supply chain disruptions generally. Furthermore, our contract manufacturers could require us to move to another one of their production facilities. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, materials or services, and if we cannot then obtain an acceptable substitute. Additionally, we are subject to FDA and foreign regulations, which could further delay our ability to obtain a qualified alternative supplier. Any performance failure on the part of our suppliers could delay the development and manufacture of our products, which could have a material adverse effect on our business. Due to the highly competitive nature of the healthcare industry and the cost controls of our customers and third party payors, as well as entering into long-term fixed price contracts we may be unable to pass along cost increases for any key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases and we are unable to fully recover those increased costs through price increases or offset these increases through other cost reductions, we could experience an adverse effect on our financial condition.

Damage to any of our manufacturing facilities or disruption to our supply chain network could impair our ability to produce our products.

A severe weather event, other natural or man-made disaster, or any other significant disruption, such as outbreak of disease (including the COVID-19 pandemic), the impact of war or political instability (such as the conflict in the Ukraine), work stoppages, labor shortages and similar interruptions affecting our manufacturing facilities or our suppliers and logistics partners could materially and adversely impact our business, financial condition and results of operations. The COVID-19 pandemic caused us to temporarily shut down some of our facilities. Additionally, in 2021, we experienced supply chain disruptions and general supply constraints as a result of the continued economic uncertainty and, in part, due to COVID-19 infections and quarantine protocols. In 2022, we continued to experience these supply chain disruptions, as well as an increase in raw material costs and shipping costs, as prices on several commodities, including oil and gas, increased as a result of the conflict in the Ukraine and it's impact on the global economy.

We have a single manufacturing facility for our Clave products located in Salt Lake City, Utah. Our Salt Lake City facility also produces other components on which our manufacturing operations in Mexico and Costa Rica rely. Our IV Solutions are manufactured at our manufacturing facility in Austin, Texas and by a third party manufacturer, Pfizer, in Rocky Mount, North Carolina or our suppliers’ facilities. We have also added various other manufacturing facilities with the acquisition of Smiths Medical in the U.S., Mexico, Italy and Czech Republic. If our facilities are inoperable, for even a short period of time, it could adversely affect our ability to manufacture and distribute our products in a timely or cost-effective manner, and our ability to make product sales. Furthermore, our facilities and the equipment we use to perform our manufacturing processes could be unavailable or costly and time-consuming to repair or replace.

Damage to any of our facilities or interruptions at our facilities due to work stoppages or labor shortages could render us unable to manufacture our products or require us to reduce the output of products at our facilities. Several of our manufacturing facilities are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We carry insurance for damage to our property and disruption of our business, but this insurance may not be adequate to cover all of the risks associated with damage or disruption to our facilities and business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.

Prolonged periods of inflation, rising interest rates and the impact of foreign currency exchange rates as a result of the current global macroeconomic and geopolitical conditions have had and could in the future have a material adverse effect on our results of operations.

Global supply chain disruptions as a result of COVID-19 and, more recently, the war in the Ukraine has resulted in, and may continue to result in, a challenging macroeconomic environment with higher interest rates and capital costs, increased raw material costs, higher shipping costs, higher labor costs, and the negative impacts from weakening foreign exchange rates. We have experienced and may continue to experience these inflationary increases in our manufacturing costs and operating expenses, including higher materials and labor costs, as well as negative impacts on our operating results from the strengthening of the U.S. dollar relative to foreign currencies weakening exchange rates. See the risk factor titled “Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates” under the “Geographic Risks” subsection for a discussion of risks related to foreign currency exchange rates.

Additionally, the majority of our sales are conducted pursuant to long-term contracts. Our efforts to minimize the impact of inflation on our business through contractual protections may not prove effective, and the presence of longer pricing periods within our contracts along with sustained or higher than anticipated inflation increases the likelihood that the contract protections do not adequately mitigate the financial impact of inflation. If our contractual protections do not adequately protect us in the context of substantial cost increases and inflationary pressures, it could have a material adverse effect on our results of operations. Prolonged inflation may also reduce or delay orders for our products and for certain products we may be unable to satisfy demand, both of which could have a material adverse impact on our sales and results of operations. The inflationary cost increases during 2022 caused by COVID -19 and the war in the Ukraine impacted our freight rates as well as, labor and materials costs.

The COVID-19 pandemic has disrupted how we, our suppliers and our customers operate and the duration, and the extent to which this will impact our business, future results of operations, liquidity and overall financial performance remains uncertain.

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

    We have also experienced significant reductions in demand for certain products as our health care customers re-prioritized the treatment of patients, delay elective procedures and shift resources and operations to fight COVID-19 and the complications it causes. For example, during 2020, we experienced lower demand from hospital customers for our Infusion Consumables non-dedicated sets and lower demand for our Infusion Systems dedicated sets. Additionally, the COVID-19 pandemic could potentially adversely affect our distributors if they are not able to maintain their historical levels of sales.

The extent to which the COVID-19 pandemic continues to impact our business depends on future developments that cannot be fully predicted at this time. Accordingly, the impact of the COVID-19 pandemic on our future results of operations and overall financial performance remains uncertain and cannot as yet be quantified. Additional factors that have contributed or may contribute to the adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity include, without limitation, the following:

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

    To the extent the COVID-19 pandemic and related containment measures continue to adversely affect regional, national and global economic conditions and financial markets, as well as the business, results of operations, financial conditions and liquidity of us, our suppliers and our customers, it may also have the effect of heightening many of the risks described in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022, including the risks resulting from our dependency on key personnel; impairment of our supply chain or manufacturing facilities; and the impact of negative economic conditions. In addition, in light of the COVID-19 pandemic and the measures taken to limit its spread, our historical information regarding our business, results of operations, financial condition or liquidity may not be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us or our business.

Significant sales through distributors expose us to risks that could have a material effect on our results of operations.

For the year ended December 31, 2022, business from one distributor, Medline, accounted for 15% of our consolidated revenues. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Additionally, distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, any of which could have a material adverse effect on our results of operations.

We may not be successful in achieving expected operating efficiencies or expense reductions associated with cost reduction and restructuring efforts and may experience a decline in our profitability, business disruptions or other adverse consequences to our business as a result.

    We have engaged in restructuring activities in the past and may engage in other restructuring activities in the future. For example, since the Smiths Medical acquisition, we have taken realignment and cost reduction initiatives to achieve operating efficiencies for the combined company. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not fully realized, and our operations and business could be disrupted. In addition, the costs associated with implementing restructuring activities might exceed expectations, which could result in additional future charges.

The agreements governing our debt contain a number of restrictive covenants which limit our flexibility in operating our business, finance future operations or pursue our business strategies.

The credit agreement governing our Senior Secured Credit Facilities contains, among other things, certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends, enter into certain transactions with affiliates, and transfer or dispose of assets as well as financial covenants. While we have not previously breached and are not currently in breach of these or any other covenants contained in our credit agreement.

Our ability to comply with these covenants may be affected by events beyond our control, including the COVID-19 pandemic, the conflict in the Ukraine, supply chain interruptions or general economic environment, including increases in inflation and interest rates. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business. As such, these restrictive covenants contained in our Senior Secured Credit Facility may restrict our ability to pursue our business strategies.

Our operating results may be adversely affected by unfavorable economic conditions that affect our customers’ ability to buy our products and could affect our relationships with our suppliers.

Disruptions in financial markets worldwide and other worldwide macro-economic challenges have caused and may in the future cause our customers and suppliers to experience cash flow concerns. If job losses and the resulting loss of health insurance and personal savings cause individuals to forego or postpone treatment, the resulting decreased hospital use could affect the demand for our products. As a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us and suppliers may impose different payment terms that are less favorable to us. Any inability of current and/or potential customers to pay us for our products or any demands by suppliers for different payment terms may adversely affect our earnings and cash flow.

Market and Other External Risks

If we are unable to compete successfully with our competitors, we may be unable to maintain market share, in which case our sales may not grow and our profitability may be adversely affected.

The consumable medical device segment of the health care industry and in particular the infusion products market is intensely competitive and continues to experience both horizontal and vertical consolidation. We believe that our ability to compete depends upon numerous factors including, among other things, continued product innovation, the quality, convenience and reliability of our products, access to distribution channels, patent protection and pricing. The ability to compete effectively depends on our ability to differentiate our products based on these factors, as well as our ability to perceive and respond to changing customer needs. We encounter significant competition in our markets both from large established medical device manufacturers and from smaller companies. Many of these companies have introduced competitive products with features not provided by the conventional products and methods they are intended to replace. Most of our current and prospective competitors have economic and other resources substantially greater than ours and are well established in the healthcare industry. Several large, established competitors offer broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals and group purchasing organizations to supply all of their infusion product requirements. Due to the highly competitive nature of the group purchasing organizations ("GPOs") or integrated delivery networks ("IDNs") contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our products portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products thereby affecting our profitability. While having a contract with a GPO or IDN can facilitate sales to members of that GPO or IDN, it is no assurance that the sales volume of those products will be maintained. The members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability. In addition, distributors of our products may begin to negotiate terms of sale more aggressively in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing or other terms of sale could adversely affect our results of operations and financial condition. In addition, if we fail to implement distribution arrangements successfully, it could cause us to lose market share to our competitors. Moreover, there is no assurance that our competitors will not substantially increase resources devoted to the development, manufacture and marketing of products competitive with our products. The successful implementation of such a strategy by one or more of our competitors could materially and adversely affect us.

If we do not successfully develop and commercialize enhanced or new products that remain competitive with new products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired.

The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success and profit margins depend upon the development and successful commercialization of new products, new or improved technologies and additional applications of our technology. The research and development process is time-consuming and costly, and may not result in products or applications that we can successfully commercialize.  We can give no assurance that we will be able to successfully develop and commercialize enhanced or new products or that they will be accepted in the marketplace.

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

We have been and will be ordering production molds and equipment for our new products. We expect to order semi-automated or fully automated assembly machines for certain products in 2023. If we do not achieve significant sales of these new/transitioned products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because its costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

Continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement may adversely affect our prices. If we cannot reduce manufacturing costs of existing and new products to counteract such pricing pressures, our sales may not grow and our profitability may decline.

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

Failure to protect our information technology systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.

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

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology systems, which support our operations. Despite the implementation of security measures, our information technology systems, and those of third parties on which we rely, are vulnerable to attack and damage from, among others, computer viruses, malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or similar disruptive problems. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents.
While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such event were to occur, public perception of the effectiveness of our security measures and brand could be harmed and our results of operations could be negatively affected. Data security breaches and other incidents may also result from non-technical means (e.g., actions by employees or contractors). Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of personally identifiable information. Any compromise of our security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we expect to form strategic relationships. Any such compromise could also result in damage to our reputation and a loss of confidence in our security and privacy or data protection measures. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenue, regulatory actions or litigations. Any of these effects could materially and adversely affect our business, financial condition and results of operations. Our cyber liability insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

If we cannot obtain additional custom tooling and equipment on a timely basis to enable us to meet demand for our products, we might be unable to increase our sales or might lose customers, in which case our sales could decline.
We expanded our manufacturing capacity substantially in recent years, and we expect that continued expansion may be necessary. Molds and automated assembly machines generally have a long lead-time with vendors, often nine months or longer. Inability to secure such tooling in a timely manner, or unexpected increases in production demands, could cause us to be unable to meet customer orders. Such inability could cause customers to seek alternatives to our products, which would adversely affect our sales.

Cost volatility or loss of supply of our raw materials could have an adverse effect on our profitability.

Most of the materials used in our products are resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil markets have historically been affected by political uncertainty in the Middle East and more recently, by the conflict in the Ukraine, and there is no assurance that crude oil supplies will not be interrupted in the future. New laws or regulations adopted in response to climate change could also increase energy costs as well as the costs of certain raw materials and components. Any such regulations or interruptions could have an adverse effect on our ability to produce, or the cost to produce, our products. Also, crude oil and natural gas prices have been volatile in recent years. Our suppliers have historically passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and we believe most of these costs have been passed on to us. Our ability to recover these increased costs may depend upon our ability to raise prices on our products. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances, or to otherwise recover these costs, could have an adverse effect on our profitability.

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

The public equity market can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, acquisitions or divestitures, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders, market rumors, general economic trends (including macroeconomic challenges related to the COVID-19 pandemic and the conflict in the Ukraine) and substantial product orders could contribute to the volatility in the price of our common stock.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for approximately 65% of our outstanding shares at the end of 2022. If one or more of the institutions or if our other large stockholders should decide to reduce or eliminate their position in our common stock, it could cause a significant decrease in the price of our common stock.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities and notified bodies outside the U.S. have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated under the EU Medical Devices Regulation the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

Legal, Compliance, and Regulatory Risks

Actual or perceived failures to comply with foreign, federal, and state data privacy and security laws, regulations and standards may adversely affect our business, operations and financial performance.

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

Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020. The CCPA applies to certain businesses that collect personal information from California residents. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including PHI maintained by covered entities and business associates, the CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act ("CPRA") recently passed in California. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

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

Foreign data protection laws, including the General Data Protection Regulation (the "GDPR"), which became effective in May 2018, and EU and EEA member state data protection legislation, may also apply to health-related and other personal data obtained outside of the U.S. The GDPR imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process data about them. Fines for non-compliance with the GDPR are significant-the greater of €20 million or 4% of global turnover. The GDPR provides that EU and EEA member states may impose further obligations relating to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Data privacy laws in the EU and the EEA are developing rapidly and, in July 2020, the Court of Justice of the EU (the "CJEU") limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses ("SCCs"). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. While the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term.

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

Our business could be materially and adversely affected if we fail to defend and enforce our patents or other proprietary rights, if our products are found to infringe patents or other proprietary rights owned by others or if the cost to protect our patents or other proprietary rights becomes excessive or as our patents expire.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our future products under development. For example, on February 23, 2022, the FDA issued a proposed rule to amend the Quality System Regulation, or QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with the International Organization for Standardization, or ISO, standards. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business.

Additionally, in September 2019, the FDA issued revised final guidance describing an optional "safety and performance based" pre-market review pathway for manufacturers of "certain, well-understood device types" to demonstrate substantial equivalence under the 510(k) clearance pathway by demonstrating that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list of device types appropriate for the "safety and performance based pathway" and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

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

Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces EU Medical Devices Directive. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. See – Government Regulation. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling our products in these three countries.

The rules applicable in Great Britain may differ from the EEA as a result of proposals for the new regulatory landscape which will be implemented, subject to a transitional period, as a result of Brexit. Following the transitional period, compliance with the UK regulations will be a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain. See “Part 1, Item 1. Government Regulation - Regulation of Medical Devices in the European Union - Brexit.”

If we or our component manufacturers fail to comply with the FDA's Quality System Regulation or Good Manufacturing Practice regulations or other requirements, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

We and some of our component manufacturers are required to comply with regulatory requirements known as the FDA's Quality System Regulation, or QSR, a complex regulatory scheme which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA's cGMPs apply to the manufacture of medical device components and finished medical devices. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with applicable cGMPs for our products, we cannot provide assurance that any future inspection will not result in adverse findings. For example, on October 1, 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Minneapolis, Minnesota Facility on March 30, 2021. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the QSR. There is no guarantee that we will be able to successfully resolve the issues identified in the Warning Letter or do so in a timely manner or that similar compliance issues will not be identified in a future FDA inspection.

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

    Any of these sanctions could adversely affect our business, financial condition and operating results.

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

The use of our products exposes us to an inherent risk of product liability. Further, the medical device industry has historically been subject to extensive litigation and we cannot offer any assurance that we will not face product liability or other lawsuits in the future. Patients, healthcare workers, healthcare providers or others who claim that our products have resulted in injury could initiate product liability litigation seeking large damage awards against us. Costs of the defense of such litigation, even if successful, could be substantial. We maintain insurance against product liability and defense costs in the amount of $40 million per occurrence. However, legal proceedings are inherently unpredictable, and the outcome can result in judgments that affect how we operate our business, or we may enter into settlements of claims for monetary damages that exceed our insurance coverage, if any is available. A successful claim against us in excess of insurance coverage could materially and adversely affect us, and result in substantial liabilities and reputational harm including product recalls or withdrawals from the market, withdrawal of clinical trial participants or clinical studies, the inability to commercialize our existing or new products, distraction of management’s attention from our primary business or decreased demand for our products or, if cleared or approved, products in development.

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

    We are subject to the FDA's medical device reporting regulations and similar foreign regulations, which require us to report to the FDA and foreign regulatory authorities when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or foreign regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearances, approvals or certifications, seizure of our products or delay in clearance, approval, or certification of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. For example, on June 26, 2020, Smiths Medical ASD initiated Class 1 recalls of a Medfusion Syringe Pump. We can provide no assurance that our efforts to work with the FDA to complete the Class 1 recall, and ultimately close, this product recall will be accomplished in a timely manner, or at all. In addition, the costs associated with conducting and closing this recall, including any liabilities we may incur, could have a material adverse effect on our business, financial condition and results of operations.

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

We face exposure to adverse movements in foreign currency exchange rates due to our operations in foreign markets through our foreign subsidiaries and other international distributors. Our primary foreign currency exchange rate exposures are currently with the Euro, Mexican Peso, Czech Koruna, Japanese Yen, Chinese Renminbi, Australian Dollar, and the Canadian Dollar against the U.S. dollar. Our income and expenses are based on a mix of currencies, and a decline in one currency relative to the other currencies could adversely affect our operating results. Furthermore, our operating results are reported in U.S. dollars, using the exchange rate in effect at the balance sheet date, or, for revenues and expenses, using the average monthly exchange rates during the year. Accordingly, our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Generally, when the U.S. dollar weakens against these currencies, the dollar value of foreign-currency denominated revenue and expense increases, and when the U.S. dollar strengthens against these currencies, the dollar value of foreign-currency denominated revenue and expense decreases. We are also exposed to foreign currency risk on outstanding foreign currency denominated receivables and payables. Accordingly, changes in foreign currency exchange rates may adversely affect our results of operations. Fluctuations in currency exchange rates are caused by a number of factors that are beyond our control, including a country’s political and economic policies, inflationary conditions, disruptions in the financial markets, and global economic conditions. During 2022, we recorded $5.8 million in foreign exchange losses due to the volatility of foreign exchange rates as a result of continued global macroeconomic challenges.

We currently only partially hedge against our foreign currency exchange rate risks, related to certain forecasted foreign currency-denominated revenues and expenses for Smiths Medical. We, therefore, believe our exposure to these risks may be higher than if we entered into hedging transactions, including forward exchange contracts or similar instruments that covered the whole company. If we decide in the future to enter into additional forward foreign exchange contracts to attempt to reduce the risk related to foreign currency exchange rates, these contracts may not mitigate the potential adverse impact on our financial results due to the limitations and difficulty forecasting future activity. In addition, these types of contracts may themselves cause financial harm to us and have inherent levels of counter-party risk over which we would have no control. We attempt to mitigate a portion of foreign currency exchange rate risks through foreign currency hedging. Our hedging activities, however, may not sufficiently offset the adverse financial impact caused by unfavorable movement in foreign currency exchange rates applicable to our business, and such exchange rate impacts could materially adversely affect our financial condition or results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Any significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs could have a material adverse effect on our results of operations.

    A significant amount of our products are manufactured outside of the U.S. The U.S. government has recently initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. For example, in 2018, the U.S. imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by other countries in response, could prevent or make it difficult for us to obtain the components needed for new products which would affect our sales. Increased tariffs would require us to increase our prices which likely would decrease customer and consumer demand for our products. Additionally, we are subject to income taxes in the U.S. and numerous foreign jurisdictions. Any significant changes in current U.S. trade, tax or other policies could have a material adverse effect on our results of operations.

International sales pose additional risks related to competition with larger international companies and established local companies and our possibly higher cost structure.

We have undertaken an initiative to increase our international sales, and have distribution arrangements in all the principal countries in Western Europe, the Pacific Rim, Middle East, Latin America, Canada and South Africa. We plan to sell in most other areas of the world. We export most of our products sold internationally primarily from the U.S. and Mexico and to a lesser extent Costa Rica. Our principal competitors in international markets consist of much larger companies as well as smaller companies already established in the countries into which we sell our products. Our cost structure is often higher than that of our competitors because of the relatively high cost of transporting product to some local markets as well as our competitors’ lower local labor costs in some markets.

Our international sales are subject to higher credit risks than sales in the U.S. Many of our distributors are small and may not be well capitalized. Payment terms are relatively long. The European hospitals tend to be significantly slower in payment which has resulted in and may continue to result in an increase to our days sales outstanding from previous years. Our prices to our international distributors, outside of Europe, for product shipped to the customers from the U.S., Costa Rica or Mexico are generally denominated in U.S. dollars, but their resale prices are set in their local currency. A decline in the value of the local currency in relation to the U.S. dollar may adversely affect their ability to profitably sell in their market the products they buy from us, and may adversely affect their ability to make payment to us for the products they purchase. Legal recourse for non-payment of indebtedness may be uncertain. These factors all contribute to a potential for credit losses.

We are dependent on manufacturing in Mexico, and could be adversely affected by that region's increased labor costs and any economic, social or political disruptions.

Most of the material we use in manufacturing is imported into Mexico, and substantially all of the products we manufacture in Mexico are exported. Business activity in the Ensenada area has expanded significantly, providing increased employment opportunities. This could have an adverse effect on our ability to hire or retain necessary personnel and result in higher labor costs. In addition, minimum wages in regions within which we operate have increased labor costs significantly. We continue to take steps to compete for labor through attractive employment conditions and benefits, but there is no assurance that these steps will continue to be successful or that we will not continue to face increasing labor costs in the future.

    Any political or economic disruption in Mexico or a change in its local economies could have an adverse effect on our operations. We depend on our ability to move goods across borders quickly, and any disruption in the free flow of goods across national borders could have an adverse effect on our business. Additionally, political and social instability resulting from violence in certain areas of Mexico has raised concerns about the safety of our personnel. These concerns may hinder our ability to send domestic personnel abroad and to hire and retain local personnel. Such concerns may require us to conduct more operations from the U.S. rather than Mexico, which may negatively impact our operations and result in higher costs and inefficiencies.

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

We operate in a global market and global operations are subject to a number of risks. Sales to customers outside of the U.S. made up approximately 36% of our revenues in 2022 and as our operations and sales located in Europe and other areas outside the U.S. increase, we may face new challenges and uncertainties, although we can give no assurance that such operations and sales will increase.

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
•political instability and actual or anticipated military or political conflicts (such as the conflict in Ukraine);
•economic instability in other parts of the world and the impact on interest rates, inflation and the credit worthiness of our customers in foreign countries;
•uncertainties regarding judicial systems and procedures;
•minimal or diminished protection of intellectual property in some countries;
•natural disasters or outbreak of diseases (including COVID-19);
•fluctuations in foreign currency exchange rates;
•disputes between countries, trade relationships and conflicts ); and
•imposition of government controls.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Risks Related to our Strategic Transactions

The Smiths Medical acquisition completed in January 2022 has resulted in organizational changes and significant growth to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

The Smiths Medical acquisition has resulted in significant growth in our personnel and operations, adding approximately 6,700 employees to our headcount at the time of acquisition. Our total headcount as of December 31, 2022 is approximately 14,500 employees. We have incurred and will continue to incur significant expenditures and the allocation of management time to assimilate the Smiths Medical employees in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong customer relationships, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

The Smiths Medical acquisition is a significant acquisition for us and the product offerings within Smiths Medical are not product offerings that we previously offered. The success of our business will depend, in part, on our ability to realize our anticipated benefits, opportunities and synergies from combining our legacy businesses and Smiths Medical. We can provide no assurance that the anticipated benefits of the Smiths Medical acquisition will be fully realized in the time frame anticipated or at all. Integrating the operations of Smiths Medical with that of our legacy business has been and will continue to be a complex, costly and time-consuming process. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses could cause an interruption of, or a loss of momentum in, the activities of the combined businesses and could adversely affect the results of operations of the combined businesses. Potential difficulties that may be encountered in the integration process include the following:

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

We may expand our product offerings through acquisitions of companies or product lines. We can provide no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other challenges. We recently acquired the Smiths Medical business, which includes syringe and ambulatory infusion devices, vascular access, and vital care products, but we have to make significant integration efforts to achieve the anticipated benefits. See “The Smiths Medical acquisition completed in January 2022 has resulted in organizational changes and significant growth to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.”

We have additional production facilities outside the U.S. to reduce labor costs. We intend to continue to expand our marketing and distribution capability, which may include external expansion through acquisitions both in the U.S. and foreign markets. The expansion of our marketing, distribution and product offerings both internally and through acquisitions or by contract may place substantial burdens on our management resources and financial controls. Decentralization of assembly and manufacturing could place further burdens on management to manage those operations and maintain efficiencies and quality control.

The increasing burdens on our management resources and financial controls resulting from internal growth and acquisitions could adversely affect our operating results. In addition, acquisitions may involve a number of special risks in addition to the difficulty of integrating cultures and operations and the diversion of management’s attention, including adverse short-term effects on our reported operating results, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities, and amortization of acquired intangible assets, some or all of which could materially and adversely affect our operations and financial performance.

As a result of the Smiths Medical acquisition, we have used a significant portion of our cash on hand and incurred a substantial amount of debt to finance the cash consideration portion and certain other amounts paid in connection with the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

At December 31, 2022, we had $213.5 million of cash, cash equivalents and investment securities on hand, which was significantly less than the approximately $571.9 million of cash, cash equivalents and investment securities we had as of December 31, 2021, primarily as a result of the use of existing cash to partially fund the Smiths Medical acquisition. Although our management believes that we continue to have sufficient access to cash to meet our business objectives and capital needs, we do have a decreased availability of cash, cash equivalents and investment securities and we expect to have such decreased availability of cash for the foreseeable future which could constrain our ability to grow our business. Furthermore, in connection with the Smiths Medical transaction and the payment of the cash consideration, we entered into Senior Secured Credit Facilities (the "Senior Secured Credit Facilities") of $2.2 billion consisting of a term loan A facility of $850.0 million, a term loan B facility of $850.0 million and a revolving credit facility of $500.0 million. As a result of entering into the Senior Secured Credit Facilities, we incurred additional borrowing costs. Our more leveraged financial position following the Smiths Medical transaction could make us more vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors. In the event that we do not have adequate capital to maintain or develop our business and need to seek additional financing, additional capital may not be available to us on a timely basis, on favorable terms, or at all. Moreover, our Senior Secured Credit Facilities have certain restrictions that may limit how we operate our business, including our ability to engage in certain transactions and incur additional indebtedness, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan. See “Business and Operating Risks - The agreements governing our debt contain a number of restrictive covenants which limit our flexibility in operating our business, finance future operations or pursue our business strategies.”

We have and may continue to acquire businesses, form strategic alliances or make investments in businesses or technologies. Such transactions or investments could result in unforeseen operating difficulties or expenditures and require significant management resources, charges or write-downs that could adversely impact our business and operating results.

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

The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. Integration of an acquired business also may disrupt our ongoing operations and require management resources that we would otherwise focus on developing our existing business. For example, we acquired the HIS business in February 2017, which includes IV pumps, solutions, and devices in order to create a leading pure-play infusion therapy company, and we acquired Smiths Medical in January 2022, which includes syringe and ambulatory infusion devices, vascular access, and vital care products. We invested significant time and resources into the HIS integration in order to achieve the anticipated benefits of the transaction, and we are doing the same with the Smiths Medical integration.

In addition, any acquisition could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. We may also experience losses related to investments in other companies, which could have an adverse effect on our results of operations and financial condition. As such, there can be no assurance that any past or future transactions or investments will be successful.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our material properties used by us in connection with our corporate administrative operations, manufacturing, distribution, research and development and service centers as of December 31, 2022, are as follows:

Location	Approximate Square Footage	Primary Use	Owned/Leased
San Clemente, California, U.S.	39,000	Corporate Headquarters and R&D	Owned
San Clemente, California, U.S.	28,108	Corporate Headquarters	Leased
San Diego, California, U.S.	44,779	Corporate Offices and R&D	Leased
Lake Forest, Illinois, U.S.	137,498	Corporate Offices	Leased
Dublin, Ohio, U.S.	13,021	Corporate Offices	Leased
Houten, Netherlands	7,341	Corporate Offices	Leased
Montreal, Canada	16,414	Corporate Offices/Device service center	Leased
Rydalmere, NSW Australia	14,735	Corporate Offices/Device service center	Leased
Chennai, India	36,879	R&D	Leased
Plymouth, Minnesota, U.S.	99,977	Corporate Offices	Leased
Kent, United Kingdom	35,759	Corporate Offices	Leased
Ontario, Canada	25,020	Corporate Offices	Leased

Austin, Texas, U.S.	594,602	Manufacturing	Owned
Ensenada, Baja California, Mexico	265,021	Manufacturing	Owned
La Aurora, Costa Rica	626,869	Manufacturing	Owned
Salt Lake City, Utah, U.S.	450,000	Manufacturing/Device Service Center	Owned
Dublin, Ohio, U.S.	117,212	Manufacturing	Owned
Gary, Indiana, U.S.	40,316	Manufacturing	Owned
Southington, Connecticut, U.S.	132,000	Manufacturing	Owned
Tijuana, Mexico (multiple locations)	243,935	Manufacturing	Leased
Hranice, Czech Republic	106,735	Manufacturing	Leased
Latina, Italy	62,400	Manufacturing	Leased
Keene, New Hampshire, U.S.	141,195	Warehouse/Manufacturing	Owned
Oakdale, Minnesota, U.S.	93,648	Warehouse/Manufacturing/Device Service Center	Leased
Round Rock, Texas, U.S.	71,960	Warehouse/Manufacturing	Owned

Dallas, Texas, U.S.	610,806	Distribution Warehouse	Leased
King of Prussia, Pennsylvania, U.S.	105,571	Distribution Warehouse	Owned
Santa Fe Springs, California, U.S.	76,794	Distribution Warehouse	Owned
Wijchen, Netherlands	149,565	Distribution Warehouse	Leased
Olive Branch, Mississippi, U.S.	239,863	Distribution Warehouse	Leased

Sligo, Ireland	26,000	Device service center	Leased

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ICUI.”

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

Stockholders

As of January 31, 2023, we had 45 stockholders of record. This does not include persons whose shares are held in nominee or “street name” accounts through brokers.

Securities authorized for issuance under equity compensation plans are discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Repurchase of Equity Securities

The following is a summary of our stock repurchasing activity during the fourth quarter of 2022:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
10/01/2022 - 10/31/2022	—	$—	—	$100,000,000
11/01/2022 - 11/30/2022	—	$—	—	$100,000,000
12/01/2022 - 12/31/2022	—	$—	—	$100,000,000
Fourth quarter 2022 total	—	$—	—	$100,000,000
____________________________
(1)    Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was authorized by our Board of Directors and publicly announced in August 2019. This plan has no expiration date. We are not obligated to make any purchases under our stock purchase program. Subject to applicable state and federal corporate and securities laws, purchases under a stock purchase program may be made at such times and in such amounts as we deem appropriate, depending on a variety of factors, including our financial position, earnings, share price, capital requirements, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. Purchases made under our stock purchase program can be discontinued at any time we determine additional purchases are not warranted.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM DECEMBER 31, 2017 TO DECEMBER 31, 2022 OF ICU MEDICAL, INC., NASDAQ AND NASDAQ MEDICAL SUPPLIES INDEX
The following graph shows the total stockholder return on our common stock based on the market price of the common stock from December 31, 2017 to December 31, 2022 and the total returns of the NASDAQ U.S. Index and NASDAQ Medical Supplies Index for the same period.

250.00
200.00
150.00
100.00
50.00
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
NASDAQ U.S. Index
NASDAQ Medical Supplies Index
ICU Medical, Inc.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
ICU Medical, Inc.	100.00	106.31	86.63	99.30	109.88	72.91
Nasdaq U.S. Index	100.00	94.56	124.03	150.41	189.36	152.00
Nasdaq Medical Supplies Index	100.00	107.34	141.51	179.59	215.55	141.34

Assumes $100 invested on December 31, 2017 in ICU Medical Inc.’s common stock, the NASDAQ U.S. Index and the NASDAQ Medical Supplies Index and that all dividends, if any, were reinvested.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other sections of this Annual Report on Form 10-K.

Business Overview and Highlights

We develop, manufacture, and sell infusion systems, infusion consumables and high-value critical care products used in hospital, alternate site and home care settings. Our team is focused on providing quality, innovation and value to our clinical customers worldwide. Our product portfolio includes IV solutions, IV smart pumps with pain management and safety software technology, dedicated and nondedicated IV sets and needlefree connectors designed to help meet clinical, safety and workflow goals. In addition, we manufacture automated pharmacy IV compounding systems with workflow technology, closed system transfer devices for preparing and administering hazardous IV drugs and cardiac monitoring systems for critically ill patients. With the recent acquisition of Smiths Medical, our product portfolio expanded to include, among other products, syringe and ambulatory pumps, peripheral IV catheters, fluid warming and respiratory devices and silicone and PVC tracheotomy tubes.

Acquisition of Smiths Medical 2020 Limited

On January 6, 2022, we acquired Smiths Medical, the holding company of Smiths Group plc's global medical device business for a purchase price of $1.9 billion in cash, 2.5 million of fully paid and non-assessable shares of our common stock, par value $0.10 per share and a potential contingent earn-out payment of $100.0 million in cash, based on our common stock performance and other considerations. Results of operations of acquired companies are included in our consolidated financial results from the date of acquisition.

To partially finance the acquisition, we entered into the Credit Agreement, dated as of January 6, 2022 (the "Credit Agreement") with Wells Fargo Bank and other financial institutions as lenders. The Credit Agreement provides for $2.2 billion of senior secured credit facilities, including a five-year term loan A facility of $850.0 million, a seven-year term loan B facility of $850.0 million and a five-year revolving credit facility of $500.0 million collectively (the "Senior Secured Credit Facilities"). See "Liquidity and Capital Resources" in the remainder of this item and Note 11 in our accompanying consolidated financial statements for additional information.

COVID-19 Pandemic and other Global Geopolitical Events

Our business operations have been, and we expect will continue to be, impacted by the novel coronavirus and its variants ("COVID-19"), which has caused lower hospital admissions and medical procedure volumes and by the continuing conflict between Russia and Ukraine. These events have resulted in global economic challenges, and impacts to us and our business, such as rising inflation, especially with respect to freight costs driven by the higher fuel prices, increased cost of raw materials as well as shortages, and supply chain disruptions which have negatively impacted our gross profit margin during 2022. The rising interest rates and foreign currency impact due to the strengthening of the U.S. dollar have also impacted our results of operations during 2022.

While we continually monitor the ongoing and evolving impact of the above events on our operations the overall impact remains uncertain and may not be fully reflected until future periods. The overall impact to our results of operations will depend on factors such as the duration and extent of the impact from the COVID-19 pandemic, the conflict in the Ukraine and the related global economic challenges, none of which can be fully predicted at this time. See “Part I. Item 1A. Risk Factors” for a discussion of risks and uncertainties.

Consolidated Results of Operations

We present our consolidated statements of operations for each of the three years ended December 31, 2022, 2021 and 2020 in Item 8. Financial Statements and Supplementary Data. The following table shows, for each of the three most recent years, the respective percentages of items in our statements of operations in relation to total revenues:

	Percentage of Revenues
	2022	2021	2020
Total revenues	100%	100%	100%
Gross profit	31%	37%	36%
Selling, general and administrative expenses	27%	23%	22%
Research and development expenses	4%	4%	3%
Restructuring, strategic transaction and integration expenses	3%	1%	2%
Change in fair value of contingent earn-out	(1)%	—%	1%
Contract settlement	—%	—%	—%
Total operating expenses	33%	28%	28%
Income from operations	(2)%	9%	8%
Interest expense	(3)%	—%	—%
Other income, net	—%	—%	—%
(Loss) income before income taxes	(5)%	9%	8%
(Benefit) provision for income taxes	(2)%	1%	1%
Net (loss) income	(3)%	8%	7%

Total revenues were $2.3 billion, $1.3 billion and $1.3 billion for 2022, 2021 and 2020, respectively.

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Year Ended December 31,
Product line	2022	2021	2020
Infusion Consumables	25%	42%	37%
Infusion Systems	15%	27%	28%
IV Solutions	16%	27%	31%
Critical Care	2%	4%	4%
Infusion Systems-Smiths Medical	15%	—	—
Vascular Access-Smiths Medical	14%	—	—
Vital Care-Smiths Medical	13%	—	—
	100%	100%	100%

We manage our product distribution through a network of owned and leased distribution facilities in combination with independent distributors and third-party fulfillment and logistics providers. Our end customers, which include healthcare providers and original equipment manufacturer suppliers, may order and receive our products directly from us or through an independent full-line distributor.

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

Non-GAAP Measures

In addition to comparing changes in revenue on a U.S. GAAP basis, we also compare the changes in revenue from one period to another using constant currency. The presentation of revenues on a constant currency basis is a non-GAAP financial measure that excludes the impact of fluctuations in foreign currency exchange rates that occurred between the comparative periods. We provide constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. We believe this information is useful to investors to facilitate comparisons and better identify trends in our business. Our constant currency revenues reflect current year local currency revenues at prior year's average exchange rates. We consistently apply this approach to revenues for all currencies where the functional currency is not the U.S. dollar. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Revenues on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

Infusion Consumables

The following table summarizes our total Infusion Consumables revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2022	2021	2020	2022 over 2021		2021 over 2020
Infusion Consumables	$566.6	$555.2	$473.7	$11.4	2.1%	$81.5	17.2%

Infusion Consumables revenue increased in 2022, as compared to 2021, due to increased customer demand in our global core infusion, global oncology and renal products. On a constant currency basis, Infusion Consumables revenue would have been $582.1 million, an increase of $26.9 million or 4.9% as compared to 2021.

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

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2022	2021	2020	2022 over 2021		2021 over 2020
Infusion Systems	$351.1	$352.3	$359.7	$(1.2)	(0.3)%	$(7.4)	(2.1)%

Infusion Systems revenue decreased in 2022, as compared to 2021, due to the impact of foreign currency. On a constant currency basis, Infusion Systems revenue would have been $363.7 million, an increase of $11.4 million or 3.2%, as compared to 2021 driven by higher large volume pump ("LVP") dedicated set sales from the larger install base of LVPs and software sales.

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

IV Solutions

The following table summarizes our total IV Solutions revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2022	2021	2020	2022 over 2021		2021 over 2020
IV Solutions	$363.5	$359.5	$389.0	$4.0	1.1%	$(29.5)	(7.6)%

IV Solutions sales increased in 2022, as compared to 2021, primarily due to an increase in contract manufacturing sales to Pfizer.

IV Solutions sales decreased in 2021, as compared to 2020, primarily due to lower contract manufacturing sales to Pfizer and lower production volumes due to supply constraints in the market.

Critical Care

The following table summarizes our total Critical Care revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2022	2021	2020	2022 over 2021		2021 over 2020
Critical Care	$47.3	$49.3	$48.6	$(2.0)	(4.1)%	$0.7	1.4%

Critical Care revenue decreased slightly in 2022, as compared to 2021.

Critical Care revenue increased for 2021, as compared to 2020 due primarily to higher U.S. hospital census as a result of the COVID-19 pandemic.

Infusion Systems-Smiths Medical

The following table summarizes our total Infusion Systems-Smiths Medical revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2022	2021	2020	2022 over 2021		2021 over 2020
Infusion Systems-Smiths Medical	$340.1	$—	$—	$340.1	nm	nm	nm
The Infusion Systems-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The year-to-date amount in the table above represents approximately twelve months of revenue from the closing date of the transaction to the end of the year ended December 31, 2022. Revenues in the current period is lower than historical results due to lower demand and operational challenges caused by supply chain and fulfillment constraints.

Vascular Access-Smiths Medical

The following table summarizes our total Vascular Access-Smiths Medical revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2022	2021	2020	2022 over 2021		2021 over 2020
Vascular Access-Smiths Medical	$326.8	$—	$—	$326.8	nm	nm	nm

The Vascular Access-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The year-to-date amount in the table above represents approximately twelve months of revenue from the closing date of the transaction to the end of the year ended December 31, 2022. Revenues in the current period is lower than historical results due to lower demand and operational challenges caused by supply chain and fulfillment constraints.

Vital Care-Smiths Medical

The following table summarizes our total Vital Care-Smiths Medical revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2022	2021	2020	2022 over 2021		2021 over 2020
Vital Care-Smiths Medical	$284.6	$—	$—	$284.6	nm	nm	nm

The Vital Care-Smiths Medical revenue is a result of the acquisition of Smiths Medical. The year-to-date amount in the table above represents approximately twelve months of revenue from the closing date of the transaction to the end of the current year ended December 31, 2022. Revenues in the current period is lower than historical results due to lower demand and operational challenges caused by supply chain and fulfillment constraints.

Gross Margins

Gross margins were 30.6%, 37.3% and 36.3% for 2022, 2021 and 2020, respectively.

The decrease in gross margin in 2022, as compared to 2021 was primarily driven by the acquisition of Smiths Medical, inflationary cost increases in our supply chain, and lower manufacturing absorption due to supply chain disruptions. Smiths Medical gross margins are lower than historical ICU margins for the current year primarily due to spending on quality systems and product-related remediation, the cost recognition of the purchase accounting write-up of inventory and freight costs. The inflationary cost increases during 2022 caused by COVID-19 and the war in the Ukraine notably impacted our freight rates as well as, labor and materials costs. Partially offsetting the decrease to gross margin in the current period was the impact from increased sales of higher margin consumables products.

The increase in gross margin in 2021, as compared to 2020 was primarily due to product mix and increased plant volumes, partially offset by increased costs for raw materials, direct labor and freight.

Selling, General and Administrative ("SG&A") Expenses

The following table summarizes our SG&A expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2022	2021	2020	2022 over 2021		2021 over 2020
SG&A	$608.3	$302.6	$284.0	$305.7	101.0%	$18.6	6.5%

Consolidated SG&A expenses increased in 2022, as compared to 2021. In 2022, SG&A increased $296.6 million due to the impact of the Smiths Medical acquisition, which included $103.8 million of salaries and benefits, $116.8 million of depreciation and amortization expense and $19.7 million of IT and business support services. The remainder of the increase in SG&A was attributable mostly due to higher selling expense due to revenue growth and the impact of inflation.

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

Research and Development ("R&D") Expenses

The following table summarizes our total R&D expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2022	2021	2020	2022 over 2021		2021 over 2020
R&D	$93.0	$47.5	$42.9	$45.5	95.8%	$4.6	10.7%

R&D expenses increased in 2022, as compared to 2021, due to the acquisition of Smiths Medical. R&D expenses are primarily related to headcount and employment expenses in support of ongoing R&D projects

R&D expenses increased in 2021, as compared to 2020. Fluctuations in our R&D expenses are related to headcount and employment expenses due to the timing and nature of various R&D projects.

R&D expenses generally include compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred on our ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

Restructuring, strategic transaction and integration expenses were $71.4 million, $18.0 million and $28.4 million in 2022, 2021 and 2020, respectively.

Restructuring Charges

In 2022, we incurred restructuring charges of $9.7 million primarily related to severance costs.

In 2021, we adjusted certain facility restructuring liabilities by $2.0 million to reflect actual amounts owed resulting in annual net restructuring credits of $(1.8) million.

In 2020, restructuring charges were $7.9 million. These charges were primarily related to severance and costs related to office and other facility closures.

Strategic Transaction and Integration Expenses

In 2022, we incurred $61.7 million in strategic transaction and integration expenses primarily related to our acquisition of Smiths Medical, which included legal expenses, bank fees and employee costs, and a United Kingdom stamp tax.

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

Change in fair value of contingent earn-out

In 2022, the fair value revaluation of our contingent earn-outs resulted in a decrease in value of $32.1 million. This decrease was primarily related to the fair value revaluation of our Smiths Medical contingent earn-out liability.

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

Contract Settlement

In 2022, we did not incur any contract settlement charges.

In 2021, we recorded $0.1 million in contract settlement expense.

In 2020, we recorded $1.0 million in contract settlement income related to the resolution of a dispute with one of our suppliers.

Interest (expense) income, net

Interest (expense) income, net was $(66.4) million, $1.9 million and $1.9 million in 2022, 2021 and 2020, respectively.

Interest expense was $70.8 million, $0.9 million and $1.8 million in 2022, 2021 and 2020, respectively.

In January 2022, we entered into senior secured credit facilities that refinanced our Prior Credit Facility in full, see "Liquidity and Capital Resources" in the remainder of this item for additional information and the estimated impact to future interest expense. In 2022, interest expense primarily includes the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement and the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 11 Long-Term Debt in our accompanying consolidated financial statements for additional information).

In 2021, interest expense primarily includes the per annum commitment fee charged on the unused portion of the revolver under our then five-year revolving credit facility and the amortization of financing costs that were incurred in 2017 in connection with entering into the then existing credit facility. The per annum commitment fee was based on the consolidated total leverage ratio in effect and ranged between 0.15% to 0.30% on the unused portion of the credit facility (see Note 11: Long-Term Obligations in our accompanying consolidated financial statements for additional information).

In 2020, interest expense was primarily related to borrowings under our then existing credit facility and the amortization of financing costs. Borrowing under the credit facility bore interest, at our option, based on the Base Rate (as defined in Note 11 in our accompanying consolidated financial statements) plus applicable margin or the London Interbank Offered Rate plus applicable margin (see Note 11: Long-Term Obligations in our accompanying consolidated financial statements for additional information).

Interest income was $4.4 million, $2.8 million and $3.7 million in 2022, 2021 and 2020, respectively. Interest income is primarily related to interest earned on our investment securities.

Other (expense) income, net

Other (expense) income, net was $(5.1) million, $(2.0) million and $(2.6) million in 2022, 2021 and 2020, respectively. In 2022, other expense, net was related to $5.8 million of foreign exchange losses and $2.6 million of loss from disposed assets partially offset by $3.2 million of miscellaneous income. In 2021, other expense, net was primarily related to $1.7 million of loss from disposed assets and $1.0 million of foreign exchange losses partially offset by miscellaneous income of $0.6 million. In 2020, other expense, net was primarily related to $7.2 million of foreign exchange losses incurred as a result of the strengthening of the U.S. dollar during the first half of the year, partially offset by $2.8 million of miscellaneous income and $1.8 million of gain on disposition of assets.

Income taxes

Income taxes were accrued at an estimated annual effective tax rate of 35%, 16% and 11% in 2022, 2021 and 2020, respectively.

The effective tax rate in 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII"), global intangible low-taxed income ("GILTI") and tax credits. The effective tax rate during 2022 included a tax benefit of $4.2 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate during 2022 also included a $0.0 million tax impact of the revaluation of contingent consideration of $6.8 million.

The effective tax rate in 2021 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, global intangible low-taxed income (“GILTI”),FDII and tax credits. The effective tax rate in 2021 included a tax benefit of $4.9 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate for 2021 also included U.S. federal and state return-to-provision adjustments net of related reserve changes for the year ended December 31, 2020 of $0.9 million tax provision primarily due to changes in estimates for GILTI, FDII, subpart F, and related foreign tax credits along with other prior period adjustments.

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

Funds generated from operations are held in cash and cash equivalents and investment securities. During 2022, our cash and cash equivalents and short-term investment securities decreased by $354.2 million from $567.2 million at December 31, 2021 to $213.0 million at December 31, 2022. Our short-term investment portfolio consists of investment-grade corporate and government bonds and U.S treasury securities and is primarily intended to facilitate capital preservation.

2022 Credit Facilities and Access to Capital

We entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.7 billion as of December 31, 2022, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3/Ba3	Stable
Fitch	BB/BBB-	Negative
Standard & Poor's	BB-/BB-	Stable

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with step-downs to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 11: Long-Term Debt to our accompanying consolidated financial statements). We were in compliance with these financial covenants as of December 31, 2022.

2017 Credit Facility

In November 2017, we entered into a five-year revolving credit facility with various lenders for $150.0 million (the "Prior Credit Facility"). The Prior Credit Facility, which was set to expire in November 2022, was terminated upon entering into the new Senior Secured Credit Facilities. There were no outstanding borrowings under the Prior Credit Facility at the time of its termination.

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations, cash received from our uncommitted trade accounts receivable purchase facility (see Note 17: Subsequent Events in our accompanying consolidated financial statements for additional information) and the funds received and accessible under the

Senior Secured Credit Facilities will provide us with sufficient liquidity to finance our cash requirements for the next twelve months. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

Our capital expenditures relate to the expansion and maintenance of our business. While we can provide no assurances, we estimate that our capital expenditures in 2023 will be in the range of $100 million to $120 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, Europe, Mexico and the U.S. to support new and existing products and in infusion pumps that get placed with customers outside the U.S. We expect to use our cash and cash equivalents to fund our capital expenditures. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

2022 Acquisitions

On January 6, 2022, we acquired Smiths Medical. We financed the $1.9 billion cash portion of the purchase price at closing with a combination of proceeds from the Senior Secured Credit Facilities and our cash and cash equivalents. See Note 2: Acquisitions and Note 11: Long-Term Debt in our accompanying consolidated financial statements for additional information.

Contractual Obligations

Our principal commitments at December 31, 2022 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, (see Note 5: Leases in our accompanying consolidated financial statements).

Long-term Debt Obligations

As discussed above, in January 2022, we incurred borrowings under Senior Secured Credit Facilities. The principal repayment obligations and estimated interest payments on the term loans and estimated commitment fee payments on the revolver are estimated in the below table. Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an applicable margin on of 2.00% for term loan A and 2.50% for term loan B and the revolver commitment fees were estimated using a rate of 0.30%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 11: Long-Term Debt in our accompanying consolidated financial statements for pricing grids related to the Senior Secured Credit Facilities). We expect to fund these obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	2023	2024	2025	2026	2027	Thereafter
Term Loan A Principal Payments	$21.2	$42.5	$42.5	$63.8	$664.1	$—
Term Loan A Interest Payments	57.4	47.3	37.5	36.5	0.6	—
Term Loan B Principal Payments	8.5	8.5	8.5	8.5	8.5	801.1
Term Loan B Interest Payments	62.6	53.6	45.1	46.4	46.2	46.6
Revolver Commitment Fee	1.5	1.5	1.5	1.5	—	—
	$151.2	$153.4	$135.1	$156.7	$719.4	$847.7

Minimum Purchase Obligations

On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum to our MSA agreement, see under Part I Item 1 Business Section above for further detail. The Product Addendum included a minimum purchase obligation of $29.6 million, which we satisfied during 2022. The Product Addendum expired on November 30, 2022.

Other Future Capital Investments

In connection with the January 2022 acquisition of Smiths Medical we estimate the investment needed in 2023 for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives to be in the range of $75 million to $125 million, which includes acquired accrued field action liabilities. We expect to fund these obligations with our cash and cash equivalents and cash generated from our operations.
Historical Cash Flows

Cash Flows from Operating Activities

Our cash used in operations was $(62.1) million in 2022. Net income plus adjustments for non-cash net expenses contributed $241.6 million to cash provided by operations. Net cash used in operations as a result of changes in operating assets and liabilities was $303.7 million. The changes in operating assets and liabilities included a $201.1 million increase in inventories, a $21.3 million increase in other assets, a $55.8 million decrease in accrued liabilities, $66.7 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $19.2 million increase in accounts receivable. Offsetting these amounts was a $22.9 million decrease in prepaid expenses and other current assets and a $37.5 million increase in accounts payable. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts. The primary drivers for the net decrease in accrued liabilities was primarily due to the payout of annual bonuses and decrease in deferred revenue. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accounts receivable was primarily due to the net impact of collection efforts and the timing of revenue. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in deferred costs mostly offset by capitalized debt issuance costs allocated to the revolving credit facility. The increase in accounts payable was due to the timing of payments.

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

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2022	2021	2020	2022	2021
Investing Cash Flows:
Purchases of property, plant and equipment	$(90,311)	$(68,542)	$(92,005)	$(21,769)	$23,463	(1)
Proceeds from sale of assets	989	218	6,176	771	(5,958)	(2)
Intangible asset additions	(9,018)	(12,627)	(8,385)	3,609	(4,242)	(3)
Business acquisitions, net of cash acquired	(1,844,164)	(14,452)	—	(1,829,712)	(14,452)	(4)
Investments in non-marketable equity securities	—	(3,250)	—	3,250	(3,250)	(5)
Purchases of investment securities	(3,397)	(10,034)	(32,825)	6,637	22,791	(6)
Proceeds from sale of investment securities	36,433	18,000	28,900	18,433	(10,900)	(7)
Net cash used in investing activities	$(1,909,468)	$(90,687)	$(98,139)	$(1,818,781)	$7,452
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
(4)    Our business acquisitions will vary from period to period based upon our current growth strategy and our ability to execute on desirable target companies. In 2022, we acquired Smiths Medical. The cash consideration for the transaction was $1.9 billion, which was financed with existing cash balances and borrowings under the Credit Agreement. Acquired cash was $78.8 million. In 2021, we acquired a small foreign infusion systems supplier for approximately $15.4 million.
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
(7)    Proceeds from the sale of our investment securities will vary based on the maturity dates of the investments. In 2022, proceeds from sale of investment securities includes $19.0 million received from a promissory note related to an acquired investment as part of the Smiths Medical acquisition.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2022	2021	2020	2022	2021
Financing Cash Flows:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	$1,664,362	—	—	1,664,362	—	(1)
Principal payments on long-term debt	(22,375)	—	—	(22,375)	—	(2)
Payment of third-party debt issuance costs	(2,177)	—	—	(2,177)	—	(2)
Proceeds from short-term debt	—	—	150,000	—	(150,000)	(3)
Repayment of short-term debt	—	—	(150,000)	—	150,000	(3)
Proceeds from exercise of stock options	8,785	9,372	13,193	(587)	(3,821)	(4)
Payments on finance leases	(680)	(607)	(357)	(73)	(250)
Payment of contingent earn-out	—	(17,300)	—	17,300	(17,300)	(5)
Tax withholding payments related to net share settlement of equity awards	(10,883)	(8,335)	(12,876)	(2,548)	4,541	(6)
Net cash used in financing activities	$1,637,032	$(16,870)	$(40)	$1,653,902	$(16,830)
__________________________
(1)     During 2022, we borrowed an aggregate of $1.7 billion under the Senior Secured Credit Facilities contained in the Credit Agreement to partially finance our acquisition of Smiths Medical (see Note 11: Long-Term Debt to our accompanying consolidated financial statements for additional information). The proceeds are net of $37.8 million in payments of lender debt issuance costs.
(2)    Payment of $22.4 million of principal payments on the Senior Secured Credit Facilities and $2.2 million in third-party debt issuance costs.
(3)    During 2020, as a result of market uncertainty caused by COVID-19, we borrowed $150.0 million under our then revolving credit facility as a precautionary measure to increase liquidity. We had fully repaid all amounts borrowed as of December 31, 2020.
(4)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(5)    During 2021, we paid $26.3 million in cash related to the settlement of the Pursuit contingent earn-out. Of the $26.3 million, the amount recorded as the acquisition date fair value, which is considered financing cash flows, was $17.3 million (see Note 8: Fair Value Measurements).
(6)    In 2022, our employees surrendered 47,664 shares of our common stock from vested restricted stock awards as consideration for approximately $10.9 million in minimum statutory withholding obligations paid on their behalf. In 2021, our employees surrendered 40,350 shares of our common stock from vested restricted stock awards as consideration for approximately $8.3 million in minimum statutory withholding obligations paid on their behalf. In 2020, our employees surrendered 67,041 shares of our common stock from vested restricted stock awards as consideration for approximately $12.9 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of December 31, 2022, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 11: Long-Term Obligations in our accompanying consolidated financial statements).

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

The vast majority of our sales of Infusion Consumables, Infusion Systems, IV Solutions, Critical Care, Infusion Systems-Smiths Medical, Vascular Access-Smiths Medical and Vital Care-Smiths Medical products are sold on a standalone basis and revenue is recognized upon the transfer of control which we deem to be at point of shipment.

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

Accounts receivable

Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on an analysis of the age of the receivable, on specific past due accounts for which we consider collection to be doubtful and based on current receivables where known economic conditions specific to individual significant customers may indicate collection is doubtful. We rely on prior payment trends, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. We regularly review individual past due balances for collectability. We also have credit exposure with international customers for whom normal payment terms are long in comparison to those of our other customers and with domestic distributors. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

Business Combinations

The application of the acquisition method of accounting for business combinations requires the use of significant estimates, assumptions and judgments in the determination of the estimated fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price at the acquisition date.

Although we believe the estimates, assumptions and judgments we have made are reasonable, they are based in part on historical experience, industry data, information obtained from the management of the acquired companies and assistance from independent third-party appraisal/valuation firms, and are inherently uncertain.

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

•Identifiable Intangible Assets - The fair value of the significant acquired identifiable intangible assets generally is determined using varying methods under the income approach. This method starts with a forecast of all of the expected future net cash flows associated with the asset and then adjusts the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Other critical estimates used to estimate the fair value are derived from royalty rates, customer retention rates and/or estimated useful lives.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an applicable margin currently 2.00% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an initial applicable margin of 2.5%. We used a sensitivity analyses to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from December 31, 2022, the additional annual interest expense or savings related to the term loans would be approximately $16.8 million.

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

Foreign Exchange Risk

We transact business globally in multiple currencies, some of which are considered volatile. Our international revenues and expenses and working capital positions denominated in these foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. As the receiver of foreign currencies we are adversely affected by the strengthening of the U.S. dollar and other currencies relative to the operating unit functional currency. Our hedging policy attempts to manage these risks to an acceptable level. We manage our foreign currency exposures on a consolidated basis to take advantage of net exposures and natural offsets, which are then further reduced by the gains and losses of our hedging instruments. Gains and losses on the hedging instruments offset gains and losses on the hedged forecasted transactions and reduce the earnings volatility related to foreign exchange, however we do not hedge our entire foreign exchange exposure and are still subject to potentially significant earnings volatility due to foreign exchange risk.

We use foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna, Japanese Yen, U.S. Dollar, Canadian Dollar, Australian Dollar and Chinese Renminbi) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 7: Derivatives and Hedging Activities to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign exchange rates. At December 31, 2022, the effect of a hypothetical 10% weakening in the actual foreign exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivatives contracts by approximately $2.5 million. The sensitivity analysis recalculates the fair value of the exchange contracts outstanding at December 31, 2022 using the actual forward rates at December 31, 2022, which are then adjusted to be 10% weaker for each respective currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Chargebacks are accounted for as variable consideration when determining the transaction price for purposes of recognizing revenue. The Company estimates and reserves for chargebacks as a reduction of revenue at the time of sale to its distribution customers using information available at that time, including historical experience. Accounts receivable as of December 31, 2022 of $222 million and total revenues for the year ended December 31, 2022 of $2,280 million are recorded net of estimated chargebacks.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the chargeback reserve included the following, among others:

•We tested the effectiveness of certain controls related to management's assessment of assumptions related to estimating the provision for chargeback reserves, the provisioning, processing, and monitoring of chargeback transactions, and the reconciliation of chargeback reserves.

•We tested chargeback estimates for purposes of determining whether revenues recognized at the time of sale were recorded in the proper period.

•We evaluated the methods and assumptions used by management to estimate the chargeback reserve by:

–Analyzing trends in the chargeback provision as a percent of revenues and the chargeback reserve as a percent of revenues.

–Testing the underlying data, including historical sales to distribution customers, chargeback settlements with distribution customers, and inventory days on hand reported from distributors, that are utilized as the basis for the chargeback reserve, to test whether the inputs to the estimate were reasonable.

–Developing an expectation of the chargeback reserve based on monthly sales to distribution customers, historical experience, and the time to settle chargeback obligations, and comparing our expectation to the amount recorded by management.

–Performing retrospective reviews comparing management's estimates of expected chargeback reserves to actual amounts incurred subsequent to the dates of estimation, to assess management's ability to reasonably estimate these obligations and to identify potential bias in management's assessment of the reserve.

Business Combination— Refer to Note 2 of the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Smiths Medical for $2.552 billion on January 6, 2022. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identifiable intangible assets totaling $945 million. Of the identifiable intangible assets acquired, the most significant included Customer Relationships of $510 million and Developed Technology of $400 million. The estimated fair value of identifiable intangible assets were developed using the income approach and are based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; royalty rates; and/or estimated useful lives.

We identified the purchase price accounting allocation as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of the identifiable intangible assets acquired. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the selection of the discount rates for the identifiable intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the business combination included the following, among others:

•We tested the effectiveness of controls over the valuation of the identifiable intangible assets, including management’s controls over forecasts of future cash flows and selection of the discount rates.

•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and growth rates observed for similar businesses and/or peer companies, and evidence obtained in other areas of the audit.

•With the assistance of our fair value specialists, we also performed the following:

–We evaluated the reasonableness of the valuation methodologies selected.

–We tested the source information underlying the determination of the discount rates and tested the mathematical accuracy of the calculations.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 27, 2023

We have served as the Company's auditor since 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ICU Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

As described in ‘Management’s Annual Report on Internal Control over Financial Reporting’, management excluded from its assessment the internal control over financial reporting at Smiths Medical, which was acquired on January 6, 2022, and whose financial statements constitute 40% of total assets and 42% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Smiths Medical.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ‘Management’s Annual Report on Internal Control over Financial Reporting’. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 27, 2023

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value data and treasury shares)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208,784	$552,827
Short-term investment securities	4,224	14,420
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	213,008	567,247
Accounts receivable, net of allowance for doubtful accounts of $8,530 and $7,038 at December 31, 2022 and 2021, respectively	221,719	105,894
Inventories	696,009	290,235
Prepaid income taxes	15,528	19,586
Prepaid expenses and other current assets	88,932	46,847
TOTAL CURRENT ASSETS	1,235,196	1,029,809

PROPERTY, PLANT AND EQUIPMENT, net	636,113	468,365
OPERATING LEASE RIGHT-OF-USE ASSETS	74,864	39,847
LONG-TERM INVESTMENT SECURITIES	516	4,620
GOODWILL	1,449,258	43,439
INTANGIBLE ASSETS, net	982,766	188,311
DEFERRED INCOME TAXES	31,466	42,604
OTHER ASSETS	105,462	63,743
TOTAL ASSETS	$4,515,641	$1,880,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$215,902	$81,128
Accrued liabilities	242,769	118,195
Current portion of long-term debt	29,688	—
Income tax payable	6,200	1,454
TOTAL CURRENT LIABILITIES	494,559	200,777

CONTINGENT EARN-OUT LIABILITY	25,572	2,589
LONG-TERM DEBT	1,623,675	—
OTHER LONG-TERM LIABILITIES	114,104	41,830
DEFERRED INCOME TAXES	126,007	1,490
INCOME TAX LIABILITY	41,796	18,021
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value; Authorized—80,000 shares; Issued—23,995 and 21,280 shares at December 31, 2022 and 2021, respectively, and outstanding—23,993 and 21,280 shares at December 31, 2022 and 2021, respectively	2,399	2,128
Additional paid-in capital	1,331,249	721,412
Treasury stock, at cost (1,633 and 119 shares, respectively)	(243)	(27)
Retained earnings	837,501	911,787
Accumulated other comprehensive loss	(80,978)	(19,269)
TOTAL STOCKHOLDERS' EQUITY	2,089,928	1,616,031
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,515,641	$1,880,738
The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
TOTAL REVENUES	$2,279,997	$1,316,308	$1,271,004
COST OF GOODS SOLD	1,582,236	824,818	809,507
GROSS PROFIT	697,761	491,490	461,497
OPERATING EXPENSES:
Selling, general and administrative	608,345	302,583	283,953
Research and development	92,984	47,498	42,948
Restructuring, strategic transaction and integration	71,421	18,037	28,409
Change in fair value of contingent earn-out	(32,091)	—	9,000
Contract settlement	—	127	(975)
TOTAL OPERATING EXPENSES	740,659	368,245	363,335
(LOSS) INCOME FROM OPERATIONS	(42,898)	123,245	98,162
INTEREST (EXPENSE) INCOME, NET	(66,375)	1,982	1,924
OTHER EXPENSE, NET	(5,136)	(2,041)	(2,592)
(LOSS) INCOME BEFORE INCOME TAXES	(114,409)	123,186	97,494
BENEFIT (PROVISION) FOR INCOME TAXES	40,123	(20,051)	(10,624)
NET (LOSS) INCOME	$(74,286)	$103,135	$86,870
NET (LOSS) INCOME PER SHARE
Basic	$(3.11)	$4.86	$4.16
Diluted	$(3.11)	$4.74	$4.02
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	23,868	21,206	20,907
Diluted	23,868	21,781	21,591

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Year ended December 31,
	2022	2021	2020
NET (LOSS) INCOME	$(74,286)	$103,135	$86,870
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of tax of $12,941, $(954) and $285 for the years ended December 31, 2022, 2021 and 2020, respectively	41,016	(3,021)	904
Foreign currency translation adjustment, net of tax of $0 for all periods	(103,928)	(14,664)	12,929
Other adjustments, net of tax of $0 for all periods	1,203	(62)	47
Other comprehensive (loss) income, net of tax	(61,709)	(17,747)	13,880
COMPREHENSIVE (LOSS) INCOME	$(135,995)	$85,388	$100,750

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, January 1, 2020	20,742	$2,074	$668,947	$(157)	$721,782	$(15,402)	$1,377,244
Issuance of restricted stock and exercise of stock options	383	32	167	12,994	—	—	13,193
Tax withholding payments related to net share settlement of equity awards	(67)	—	—	(12,876)	—	—	(12,876)
Stock compensation	—	—	23,954	—	—	—	23,954
Other comprehensive income, net of tax	—	—	—	—	—	13,880	13,880
Net income	—	—	—	—	86,870	—	86,870
Balance, December 31, 2020	21,058	2,106	693,068	(39)	808,652	(1,522)	1,502,265
Issuance of restricted stock and exercise of stock options	262	22	1,003	8,347	—	—	9,372
Tax withholding payments related to net share settlement of equity awards	(40)	—	—	(8,335)	—	—	(8,335)
Stock compensation	—	—	27,341	—	—	—	27,341
Other comprehensive loss, net of tax	—	—	—	—	—	(17,747)	(17,747)
Net income	—	—	—	—	103,135	—	103,135
Balance, December 31, 2021	21,280	2,128	721,412	(27)	911,787	(19,269)	1,616,031
Issuance of restricted stock and exercise of stock options	263	21	(1,903)	10,667	—	—	8,785
Tax withholding payments related to net share settlement of equity awards	(48)	—	—	(10,883)	—	—	(10,883)
Issuance of common stock for acquisitions	2,500	250	575,725	—	—	—	575,975
Stock compensation	—	—	36,025	—	—	—	36,025
Other comprehensive loss, net of tax	—	—	(10)	—	—	(61,709)	(61,719)
Net loss	—	—	—	—	(74,286)	—	(74,286)
Balance, December 31, 2022	23,995	$2,399	$1,331,249	$(243)	$837,501	$(80,978)	$2,089,928

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(74,286)	$103,135	$86,870
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	235,151	89,698	85,631
Noncash expense for inventory step-up	26,519	—	—
Noncash lease expense	23,651	9,594	9,216
Provision for doubtful accounts	1,036	345	7,137
Provision for warranty and returns	4,902	831	(1,576)
Stock compensation	36,025	27,341	23,954
Loss (gain) on disposal or write-off of property, plant and equipment	2,010	1,652	(1,789)
Gain on disposition of assets	(374)	—	—
Bond premium amortization	264	655	231
Debt issuance cost amortization	6,972	240	288
Change in fair value of contingent earn-out	(32,091)	—	9,000
Product-related charges	—	3,380	2,626
Usage of spare parts	11,924	13,046	11,191
Other	(103)	2,582	6,939
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(19,151)	13,755	78,049
Inventories	(201,095)	20,815	19,196
Prepaid expenses and other current assets	22,903	(7,973)	(4,311)
Other assets	(21,290)	(21,038)	(16,069)
Accounts payable	37,472	2,347	(46,415)
Accrued liabilities	(55,834)	6,259	(29,379)
Income taxes, including excess tax benefits and deferred income taxes	(66,734)	874	(18,037)
Net cash (used in) provided by operating activities	(62,129)	267,538	222,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(90,311)	(68,542)	(92,005)
Proceeds from sale of assets	989	218	6,176
Intangible asset additions	(9,018)	(12,627)	(8,385)
Business acquisitions, net of cash acquired	(1,844,164)	(14,452)	—
Investments in non-marketable equity securities	—	(3,250)	—
Purchases of investment securities	(3,397)	(10,034)	(32,825)
Proceeds from sale of investment securities	36,433	18,000	28,900
Net cash used in investing activities	(1,909,468)	(90,687)	(98,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	1,664,362	—	—
Principal repayments of long-term debt	(22,375)	—	—
Payment of third-party debt issuance costs	(2,177)	—	—
Proceeds from short-term debt	—	—	150,000
Repayment of short-term debt	—	—	(150,000)
Proceeds from exercise of stock options	8,785	9,372	13,193
Payments on finance leases	(680)	(607)	(357)
Payment of contingent earn-out	—	(17,300)	—
Tax withholding payments related to net share settlement of equity awards	(10,883)	(8,335)	(12,876)
Net cash provided by (used in) financing activities	1,637,032	(16,870)	(40)
Effect of exchange rate changes on cash	(9,478)	(3,251)	2,854
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(344,043)	156,730	127,427
CASH AND CASH EQUIVALENTS, beginning of period	552,827	396,097	268,670
CASH AND CASH EQUIVALENTS, end of period	$208,784	$552,827	$396,097

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$27,504	$19,562	$31,628
Cash paid during the year for interest	$63,713	$858	$1,753

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property, plant and equipment	$4,854	$9,338	$2,211
Non-compete agreement with associated contingent earn-out liability	$—	$2,589	$—

Detail of assets acquired and liabilities assumed in acquisitions:
Fair value of assets acquired	$1,606,300	$4,592
Cash paid for acquisitions, net of cash acquired	(1,844,164)	(14,452)
Issuance of common stock for acquisitions	(575,975)	—
Contingent consideration	(55,158)	—
Goodwill, acquired/adjusted during period	1,462,752	10,626
Liabilities assumed/Adjustments to liabilities assumed	$593,755	$766

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ICU Medical, Inc. ("ICU" or "we"), a Delaware corporation, develops, manufactures and sells infusion systems, infusion consumables and high-value critical care products used in hospital, alternate site and home care settings. Our wide-ranging product portfolio includes IV solutions, IV smart pumps with pain management and safety software technology, dedicated and non-dedicated IV sets and needlefree connectors designed to help meet clinical, safety and workflow goals. We also manufacture automated pharmacy IV compounding systems with workflow technology, closed systems transfer devices for preparing and administering hazardous IV drugs, and cardiac monitoring systems for critically ill patients. Our recent acquisition of Smiths Medical broadened our product portfolio to include, among other products, syringe and ambulatory pumps, peripheral IV catheters, fluid warming and respiratory devices, silicone and PVC tracheotomy tubes. ICU's business activities are interrelated and leverage shared manufacturing, supply chain, IT and other supporting infrastructure. All significant operating decisions are based on analysis of ICU as a single global business, accordingly we operate in one business segment.

We sell the majority of our products globally through our direct sales force and through independent distributors. Additionally, we sell our products on an original equipment manufacturer basis to other medical device manufacturers.

Basis of Presentation

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

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. In the statements of operations we reclassified interest income to interest (expense) income, net from other income (expense), net and in Note 4: Revenues, certain reclassifications were made to revenues disaggregated by geography. These reclassifications had no impact on net (loss) income, shareholder's equity or cash flows as previously reported.

On January 6, 2022, we acquired Smiths Medical 2020 Limited ("Smiths Medical"), see Note 2: Acquisitions. Our consolidated statement of operations includes the results of operations for Smiths Medical from January 7, 2022 through December 31, 2022.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase.

Accounts Receivable

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable are stated at net realizable value. An allowance is provided for estimated collection losses based on an assessment of various factors.  We consider prior payment trends, the age of the accounts receivable balances, the financial status of our customers and other factors to estimate the cash which ultimately will be received.  Such amounts cannot be known with certainty at the financial statement date.  We regularly review individual past due balances for collectability.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method.  Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$286,964	$135,528
Work in process	73,795	36,490
Finished goods	335,250	118,217
Total	$696,009	$290,235
Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2022	2021
Machinery and equipment	$414,811	$321,078
Land, building and building improvements	274,063	243,377
Molds	77,203	60,463
Computer equipment and software	115,214	102,979
Furniture and fixtures	29,876	7,670
Instruments placed with customers(1)	98,481	97,384
Construction in progress	152,909	72,153
Total property, plant and equipment, cost	1,162,557	905,104
Accumulated depreciation	(526,444)	(436,739)
Property, plant and equipment, net	$636,113	$468,365
_______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

All property, plant and equipment are stated at cost. We use the straight-line method for depreciating property, plant and equipment over their estimated useful lives.  Estimated useful lives are:

Buildings	15 - 30 years
Building improvements	15 - 30 years
Machinery and equipment and molds	2 - 15 years
Furniture, fixtures and office equipment	2 - 5 years
Computer equipment and software	3 - 5 years
Instruments placed with customers	3 - 10 years

We capitalize expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred. The costs and related accumulated depreciation applicable to property, plant and equipment sold or retired are

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

removed from the accounts and any gain or loss is reflected in the statements of operations at the time of disposal. Depreciation expense was $95.8 million, $65.9 million and $62.4 million in 2022, 2021 and 2020, respectively.

Goodwill

We test goodwill for impairment on an annual basis in the month of November, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. In 2022, we bypassed a qualitative assessment and performed a quantitative assessment to determine whether an impairment exists. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. The income approach utilizes a discounted cash flow analysis using management's assumptions. The market approach compares our reporting unit to similar companies with the assumption that companies operating in the same industry will share similar characteristics and that company values will correlate to those characteristics. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit. We concluded that there was no impairment of goodwill during fiscal 2022, 2021, or 2020.

The following table presents the changes in the carrying amount of our goodwill for 2022, 2021 and 2020 (in thousands):

Total
Balance as of January 1, 2020	$31,245
Other(1)	1,756
Balance as of December 31, 2020	$33,001
Goodwill acquired(2)	10,626
Other	(188)
Balance as of December 31, 2021	43,439
Goodwill(3)	1,469,880
Other(4)	(7,128)
Disposition(5)	(650)
Currency translation	(56,283)
Balance as of December 31, 2022	$1,449,258
_______________________________
(1)    In 2020, "Other" primarily relates to a $1.3 million measurement period adjustment to deferred taxes related to the 2019 acquisition of Pursuit Vascular, Inc. and foreign currency translation.
(2)    In 2021, we acquired a small foreign infusion systems supplier, which resulted in $10.6 million of goodwill.
(3)    Relates to Smiths Medical acquired on January 6, 2022 (see Note 2: Acquisitions).
(4)    Reflects a measurement period adjustment related to the 2021 acquisition of a small foreign infusion systems supplier.
(5)     Relates to the sale of a certain line of infusion products in China.

Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	December 31, 2022
		Cost	Accumulated Amortization	Net
Patents	10	$29,998	$18,610	$11,388
Customer contracts	12	10,026	6,443	3,583
Non-contractual customer relationships	8	546,935	101,556	445,379
Trademarks	1	5,425	5,425	—
Trade name	15	18,251	5,959	12,292
Developed technology	10	583,176	108,708	474,468
Non-compete	3	9,100	5,250	3,850
Total amortized intangible assets		$1,202,911	$251,951	$950,960

Internally developed software*		$31,806		$31,806

Total intangible assets		$1,234,717	$251,951	$982,766
_______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2021
		Cost	Accumulated Amortization	Net
Patents	10	$27,429	$16,764	$10,665
Customer contracts	12	10,412	6,196	4,216
Non-contractual customer relationships	9	57,316	33,004	24,312
Trademarks	4	425	425	—
Trade name	15	18,260	4,731	13,529
Developed technology	13	152,893	49,406	103,487
Non-compete	3	9,100	2,356	6,744
Total amortized intangible assets		$275,835	$112,882	$162,953

Internally developed software*		$25,358		$25,358

Total intangible assets		$301,193	$112,882	$188,311
_______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Amortization expense was $139.4 million, $23.8 million and $23.2 million in 2022, 2021 and 2020, respectively.

As of December 31, 2022, estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2023	$130,972
2024	130,882
2025	123,223
2026	122,654
2027	114,622
Thereafter	328,607
Total	$950,960

Our intangible assets that are not subject to amortization are reviewed annually for impairment or more often if there are indications of possible impairment. We perform our annual intangible assets impairment test in November of each year. We did not have any intangible asset impairments in 2022, 2021 or 2020.

Long-Lived Assets

We periodically evaluate the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk. We did not have any long-lived asset impairments in 2022, 2021 or 2020.

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

Investments in Available-for-sale Securities

Our investment securities are considered available-for-sale and currently consist of short and long-term corporate bonds, short-term U.S. treasury securities and long-term government bonds. These securities are considered “investment grade” and are carried at fair value. We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, we determine whether any portion of the decline in fair value below the carrying value is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive (loss) income. We did not have any investments in available-for-sale debt securities in unrealized loss positions as of December 31, 2022 or 2021.

The amortized cost of the debt securities and U.S treasury securities is adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in interest (expense) income, net in the consolidated statements of operations. Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses on the disposal of these investments. The scheduled maturities of the debt securities are between 2023 and 2024. All short-term investment securities are callable within one year.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our short-term and long-term investments in available-for-sale securities consist of the following (in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$2,314	$—	$2,314
Short-term U.S. treasury securities	1,412	—	1,412
Short-term government bonds	498	—	498
Total short-term investment securities	4,224	—	4,224
Long-term corporate bonds	516	—	516
Total investment securities	$4,740	$—	$4,740

	As of December 31, 2021
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$14,420	$—	$14,420
Long-term corporate bonds	4,620	—	4,620
Total investment securities	$19,040	$—	$19,040

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

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We record our share of the investee's income or (loss) on a one quarter lag. We report our proportionate share of the investee's income or (loss) resulting from this investment in other expense, net in our consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on the consolidated balance sheets. We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. During 2022 and 2021, there were no indications that our non-marketable equity method investment was impaired. Our recorded share of the investee's loss was not material for the year ended December 31, 2022 and 2021. We did not receive any dividend distributions from this investment during 2022 and 2021.

Our non-marketable equity method investment consists of the following (in thousands):

	As of December 31,
	2022	2021
Equity method investment	$3,178	$3,238

Investments in non-marketable debt securities

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. Generally, we translate the financial statements of these subsidiaries to U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates during the year. Certain of our international subsidiaries consolidate first with another subsidiary that utilizes a functional currency other than U.S. dollars. In those cases, we follow a step by step translation process utilizing the same sequence as the consolidation process. Translation adjustments are recorded as a component of accumulated other comprehensive loss, a separate component of stockholders' equity on our consolidated balance sheets and the effect of exchange rate changes on cash and cash equivalents are reflected on our consolidated statements of cash flows. Gains and losses for transactions denominated in a currency other than the functional currency of the entity are included in our consolidated statements of operations in other expense, net, see below other expense, net table. Foreign currency transaction losses (gains), net were $5.8 million, $1.0 million and $7.2 million in 2022, 2021 and 2020, respectively.

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

The vast majority of our sales of Infusion Consumables, Infusion Systems, IV Solutions, Critical Care, Vascular Access and Vital Care products are sold on a standalone basis and control of these products transfers to the customer upon shipment.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Post-retirement and Post-employment Benefits

We sponsor a Section 401(k) retirement plan ("plan") for employees. Our contributions to our 401(k) plan were approximately $14.6 million, $11.0 million and $10.7 million in 2022, 2021 and 2020, respectively. We also have post-retirement and post-employment obligations related to employees located in certain international countries. These obligations are immaterial to our financial statements taken as a whole.

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

Interest (expense) income, net

The following table presents interest (expense) income, net (in thousands):

	As of December 31,
	2022	2021	2020
Interest expense	$(70,805)	$(858)	$(1,753)
Interest income	4,430	2,840	3,677
Interest (expense) income, net	$(66,375)	$1,982	$1,924

Other expense, net

The following table presents other income (expense), net (in thousands):

	As of December 31,
	2022	2021	2020
Foreign exchange losses, net	$(5,780)	$(1,017)	$(7,177)
(Loss) gain on disposition of assets	(2,554)	(1,651)	1,773
Other miscellaneous income, net	3,198	627	2,812
Other expense, net	$(5,136)	$(2,041)	$(2,592)

Net (Loss) Income Per Share

Basic net (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding plus any dilutive potential securities. Dilutive potential securities

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock, are not included in the treasury stock method calculation. Restricted stock units that are anti-dilutive are not included in the treasury stock method. Due to the net loss for the year ended December 31, 2022 the inclusion of any potential securities is antidilutive, accordingly, basic and diluted net loss per share is the same for this period. There were 12,354 and 12,083 anti-dilutive shares in 2021 and 2020, respectively.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Year ended December 31,
	2022	2021	2020
Net (loss) income	$(74,286)	$103,135	$86,870
Weighted-average number of common shares outstanding (basic)	23,868	21,206	20,907
Dilutive securities	—	575	684
Weighted-average common and common equivalent shares outstanding (diluted)	23,868	21,781	21,591
EPS — basic	$(3.11)	$4.86	$4.16
EPS — diluted	$(3.11)	$4.74	$4.02

New Accounting Pronouncements

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden for reference rate reform on financial reporting. Due to concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. Optional expedients may be applied to contracts that are modified as a result of the reference rate reform. Modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. Modifications of contracts within the scope of ASC 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (incremental borrowing rate). Exceptions to Topic 815, Derivatives and Hedging, results in not having a dedesignation of a hedging relationship if certain criteria are met. The amendments in this ASU were effective for all entities as of March 12, 2020 through December 31, 2022. ASU No. 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. In November 2021, we entered into two forward-starting swaps whereby the variable leg of the swap references LIBOR, these swaps were amended in early 2022 to transition to an alternative reference rate (see Note 7: Derivatives and Hedging Activities). The amendments in this ASU allow for certain expedients that allowed us to assume that our hedged interest payments are probable of occurring regardless of any expected modification in their terms related to reference rate reform and allowed us to continue hedge accounting for a cash flow hedge for which the hedged interest rate risk changes if the hedge is highly effective under ASC 815, Derivatives and Hedging or the optional expedient under this ASU is elected. The impact of these ASU's on our contracts has not been and is not expected to be material.

NOTE 2. ACQUISITIONS

2022 Acquisitions

On January 6, 2022, we acquired 100% of the equity interests in Smiths Medical, the holding company of Smiths Group plc's global medical device business, from Smiths Group International Holdings Limited (“Smiths”). The acquisition of

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Smiths Medical aligns with our strategic growth plans, enabling us to broaden our product offerings to include syringe and ambulatory infusion devices, vascular access, and vital care products and to strengthen and expand our global market reach.

Total cash consideration for the acquisition was $1.9 billion, which was financed with existing cash balances and proceeds from the credit agreement entered into on January 6, 2022 (see Note 11: Long-Term Debt). We also issued share consideration to Smiths of 2.5 million shares of our common stock. The fair value of the common shares issued to Smiths was determined based on the opening market price of our common stock on the acquisition date. Smiths may be entitled to an additional $100.0 million in cash consideration contingent on our common stock achieving certain price targets for certain periods after closing in accordance with the terms of the Share Sale and Purchase Agreement (the "Purchase Agreement"). In the event that (a) on or prior to the third anniversary of closing the 30-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share or (b) on or prior to the fourth anniversary of closing the 45-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share (each a "Price Target"), and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved, then Smiths will be entitled to receive the additional $100.0 million in cash consideration. The fair value of the contingent consideration was determined using an option pricing model, specifically the Monte Carlo Simulation. In the analysis, the determinants of payout are simulated in a risk neutral framework over a large number of simulation paths. The fair value of the contingent consideration is then calculated as the average present value across all simulated paths.

Smiths became a related party to us when we issued 2.5 million shares of our common stock as partial consideration for the acquisition of Smiths Medical. Additionally, we entered in to a transition services agreement ("TSA") with certain members of Smiths Group, plc. The TSA includes certain information technology, human resource and tax support services for an initial term of twelve months with the option to extend up to 24 months. During 2022, we expensed $37.6 million for services provided under the TSA. As of December 31, 2022, we have $5.1 million in open payables related to the services received under the TSA.

Final Price Allocation

The following table summarizes the final purchase price and the final allocation of the purchase price related to the assets acquired and liabilities assumed (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash consideration for acquired assets	$1,922,955
Fair value of contingent consideration payable to Smiths	53,520

Issuance of ICU Medical, Inc. common shares:
Number of shares issued to Smiths	2,500
Price per share (ICU's opening market price on the acquisition date)	$230.39
Fair value of ICU shares issued to Smiths	$575,975
Total Consideration	$2,552,450

Purchase Price Allocation
Cash and cash equivalents	$78,791
Accounts receivables	106,132
Inventories	228,919
Prepaid expenses and other current assets	53,554
Property, plant and equipment	206,333
Operating lease right-of-use assets	55,161
Intangible assets(1)	945,000
Other assets	379
Accounts payable	(105,291)
Accrued liabilities(2)	(173,151)
Income tax payable	(40,312)
Other long-term liabilities	(85,490)
Deferred income taxes	(187,455)
Total identifiable net assets acquired	$1,082,570
Goodwill - not tax deductible	1,469,880
Purchase Consideration	$2,552,450
_______________________________________________
(1)    Identifiable intangible assets included $510.0 million of customer relationships, $400.0 million of developed technology, $30.0 million of internally developed software, and $5.0 million of trade mark. The estimated weighted-average amortization period for the total identifiable intangible assets is approximately nine years, and, for each identifiable intangible asset is estimated as follows: eight years for customer relationships, ten years for developed technology, five years for internally developed software, and six months for the trade mark.

(2)    Accrued liabilities includes, among other things, accrued warranty reserves, accrued restructuring initiatives, accrued salaries and related benefits, deferred revenue and accrued sales and use taxes.

The identifiable intangible assets and other long-lived assets acquired have been valued utilizing Level 3 inputs as defined in Note 8: Fair Value Measurements. The fair value of identifiable intangible assets were generally developed using the income approach and are based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; royalty rates; customer retention rates; and/or estimated useful lives. Certain other intangible assets were valued using a cost to replace method, estimating the labor and non-labor costs required to replace the asset under the premise that it was not part of the transaction. Property, plant and equipment was valued with the consideration of remaining economic lives. The raw materials inventory was valued at historical cost and adjusted for any obsolescence which we estimate to approximate replacement cost, the work in process inventory was valued at estimated sales proceeds less costs to complete and costs to sell, and finished goods inventory was valued at estimated sales proceeds less costs to sell. The prepaid expenses and other current assets and assumed liabilities were recorded at their carrying values as of the date of the acquisition, as their carrying values approximated their fair values due to their short-term nature.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Information

Smiths Medical is included in our consolidated results beginning on January 7, 2022. Total revenues and net loss attributable to Smiths Medical for the period from January 7, 2022 to December 31, 2022 were $950.7 million and $(74.3) million, respectively. The net loss figure is an estimate as the results by company are less identifiable due to integration. The following unaudited pro forma financial information presents the combined results of operations of ICU and Smiths Medical as if the acquisition had occurred on January 1, 2021. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

	Twelve months ended December 31,
(In thousands)	2022	2021
Revenues	$2,300,371	$2,509,830
Net (Loss) Income	$(70,286)	$37,454

The unaudited pro forma results presented above include the impact of the following adjustments: incremental amortization expense on intangible assets acquired of $1.9 million and $24.7 million for the twelve months ended December 31, 2022, and 2021, respectively, incremental interest expense, including amortization of debt discount and debt issuance costs, on the Credit Facilities of $1.2 million and $73.5 million for the twelve months ended December 31, 2022, and 2021, respectively and a $27.4 million expense related to the increase in fair value of inventory for the twelve months ended December 31, 2021. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for Smiths Medical historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

2021 Acquisitions

During November 2021, we acquired a small foreign infusion systems supplier and paid an initial gross cash payment of approximately $15.4 million. In addition to the initial cash consideration, total consideration for the acquisition includes an additional holdback of $0.5 million, to be paid two years from the completion date of the acquisition, and also a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. The contingent earn-out based on the achievement of certain revenue targets obtained for the annual period ending December 31, 2022 was forfeited at December 31, 2022 as the minimum threshold for earning the earn-out was not met.

NOTE 3. RESTRUCTURING, STRATEGIC TRANSACTION AND INTEGRATION

Restructuring, strategic transaction and integration expenses were $71.4 million, $18.0 million and $28.4 million in 2022, 2021 and 2020, respectively.

Restructuring

Restructuring charges were $9.7 million, $(1.8) million and $7.9 million in 2022, 2021 and 2020, respectively, and are included in the above restructuring, strategic transaction and integration expenses in our consolidated statement of operations.

In 2022, we incurred restructuring charges primarily related to severance in connection with the January 6, 2022 acquisition of Smiths Medical, see Note 2: Acquisitions.

In 2021, we adjusted certain facility restructuring liabilities by $2.0 million, shown in the table below under "Other adjustments," to reflect actual amounts owed which resulted in net restructuring credits of $(1.8) million.

In 2020, restructuring charges were primarily related to severance and costs related to office and other facility closures.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in our restructuring-related accrual by major type of cost (in thousands):

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2021	$1,858	$1,563	$3,421
Charges incurred	140	—	140
Payments	(969)	—	(969)
Currency translation	(2)	31	29
Other adjustments(1)	(528)	(1,429)	(1,957)
Accrued balance, December 31, 2021	$499	$165	$664
Acquired restructuring charges	5,796	1,740	7,536
Charges incurred	9,667	58	9,725
Payments	(11,083)	(268)	(11,351)
Currency translation	(425)	(188)	(613)
Other adjustments	(38)	—	(38)
Accrued balance, December 31, 2022	$4,416	$1,507	$5,923
_______________________________________________
(1)    The estimated liabilities related to a prior year's facility closure restructuring were adjusted to actual amounts owed.

Strategic Transaction and Integration Expenses

We incurred $61.7 million, $19.8 million and $20.5 million in strategic transaction and integration expenses in 2022, 2021 and 2020, respectively, which are included in restructuring, strategic transaction and integration expenses in our consolidated statement of operations. The strategic transaction and integration expenses during 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 (see Note 2: Acquisitions) which primarily included legal expenses, bank fees, employee costs and a United Kingdom stamp tax. The strategic transaction and integration expenses during 2021 were related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer, one-time costs incurred to comply with regulatory initiatives and transaction expenses incurred in connection with entering into a definitive agreement to acquire Smiths Medical. The integration expenses during 2020 were related to the integration of HIS and included expenses for the migration of IT systems at our Austin facility.

NOTE 4: REVENUE

Revenue Recognition

Following the acquisition of Smiths Medical our primary product lines are Infusion Consumables, Infusion Systems, IV Solutions, Critical Care, Infusion Systems-Smiths Medical, Vascular Access-Smiths Medical and Vital Care-Smiths Medical. The vast majority of our sales of these products are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment. However, for purposes of revenue recognition for our software licenses and renewals, we consider the control of these products to be transferred to a customer at a certain point in time; therefore, we recognize revenue at the start of the applicable license term.

Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We offer certain volume-based rebates to both our distribution and end customers, which we record as variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time and our historical experience with each customer to estimate the most likely rebate amount. We also provide chargebacks to distributors that sell to end customers at prices determined under a contract between us and the end customer. Chargebacks are the difference between the prices we charge our distribution customers and the contracted prices we have with the end customer which are processed as credits to our distribution customers. In estimating the expected value of chargeback

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts in order to determine the transaction price, we use information available at the time, including our historical experience.

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

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands) and our disaggregated product line revenue as a percentage of total revenue:

	Year ended December 31,
	2022		2021		2020
Product line	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Infusion Consumables	$566,617	25%	$555,189	42%	$473,740	37%
Infusion Systems	351,080	15%	352,321	27%	359,691	28%
IV Solutions	363,472	16%	359,477	27%	388,971	31%
Critical Care	47,330	2%	49,321	4%	48,602	4%
Infusion Systems-Smiths Medical	340,124	15%	—	nm	—	nm
Vascular Access-Smiths Medical	326,765	14%	—	nm	—	nm
Vital Care-Smiths Medical	284,609	13%	—	nm	—	nm
Total Revenues	$2,279,997	100%	$1,316,308	100%	$1,271,004	100%

We report revenue on a "where sold" basis, which reflects the revenue within the country or region in which the ultimate sale is made to our external customer.

The following table represents our revenues disaggregated by geography (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
Geography	2022	2021	2020
United States	$1,460,069	$941,809	$910,627
Europe, the Middle East and Africa	367,411	147,488	132,763
APAC	257,208	85,692	79,610
Other Foreign	195,309	141,319	148,004
Total Revenues	$2,279,997	$1,316,308	$1,271,004

Domestic sales accounted for 64%, 72% and 72% of total revenue in 2022, 2021 and 2020, respectively. International sales accounted for 36%, 28% and 28% of total revenue in 2022, 2021 and 2020, respectively.

Contract balances

Our contract balances (deferred revenue) are recorded in accrued liabilities and other long-term liabilities in our consolidated balance sheet (see Note 10: Accrued Liabilities and Other Long-term Liabilities). The following table presents the changes in our contract balances for the years ended December 31, 2022 and 2021, (in thousands):

Contract Liabilities
Beginning balance, January 1, 2021	$(6,430)
Equipment revenue recognized	10,048
Equipment revenue deferred due to implementation	(13,725)
Software revenue recognized	7,261
Software revenue deferred due to implementation	(4,615)
Ending balance, December 31, 2021	(7,461)
Fair value of acquired deferred revenue	(51,245)
Equipment revenue recognized	32,252
Equipment revenue deferred due to implementation	(20,332)
Software revenue recognized	16,277
Software revenue deferred due to implementation	(17,557)
Government grant deferred revenue	(3,729)
Government grant recognized	1,514
Other deferred revenue	(1,500)
Other deferred revenue recognized	5,915
Ending balance, December 31, 2022	$(45,866)

During 2022, we recognized $7.5 million in revenue that was included in the opening contract balances as of December 31, 2021.

As of December 31, 2022, revenue from remaining performance obligations is as follows:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Recognition Timing
(in thousands)	<12 Months	> 12 Months
Equipment revenue	$(15,144)	$(982)
Software revenue	(8,277)	(1,026)
Government grant revenue	(1,422)	(12,797)
Other deferred revenue*	(4,784)	(1,434)
Total	$(29,627)	$(16,239)
____________________________
*Other deferred revenue includes pump development programs, purchased training and extended warranty.

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

The following table presents the components of our lease cost (in thousands):

	Year ended December 31,
	2022	2021	2020
Operating lease cost	$22,038	$11,251	$11,284
Finance lease cost — interest	112	122	91
Finance lease cost — reduction of ROU asset	712	648	383
Short-term lease cost	7	14	263
Total lease cost	$22,869	$12,035	$12,021

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest expense on our finance leases is included in interest expense, net in our consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in selling, general and administrative expenses in our consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Year ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$25,225	$11,256	$10,185
Operating cash flows from finance leases	$112	$122	$91

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,994	$2,589	$20,847
Finance leases	$715	$558	$3,062
_____________________________
(1) We acquired $55.2 million of operating right-of-use assets as part of the Smiths Medical acquisition, see Note 2: Acquisitions.

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets	$74,864	$39,847

Accrued liabilities	$18,169	$9,009
Other long-term liabilities	60,916	33,971
Total operating lease liabilities	$79,085	$42,980

Weighted-Average Remaining Lease Term
Operating leases	6.1 years	5.9 years

Weighted-Average Discount Rate
Operating leases	4.34%	4.98%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2022	2021
Finance leases
Finance lease right-of-use assets	$2,598	$2,673

Accrued liabilities	$816	$643
Other long-term liabilities	1,855	2,067
Total finance lease liabilities	$2,671	$2,710

Weighted-Average Remaining Lease Term
Finance leases	4.8 years	5.6 years

Weighted-Average Discount Rate
Finance leases	4.23%	4.28%

As of December 31, 2022, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
2023	$21,800	$914
2024	17,786	657
2025	12,699	442
2026	11,297	322
2027	7,830	189
Thereafter	17,346	426
Total Lease Payments	88,758	2,950
Less imputed interest	(9,673)	(279)
Total	$79,085	$2,671

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

The table below summarizes compensation costs and related tax benefits (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
(In thousands)	2022	2021	2020
Stock compensation expense	$36,025	$27,341	$23,954
Tax benefit from stock-based compensation cost	$4,636	$6,391	$5,564
Indirect tax benefit	$749	$285	$1,203

As of December 31, 2022, we had $43.0 million of unamortized stock compensation cost which we will recognize as an expense over a weighted-average period of approximately 0.8 years.
Stock Option Plans

Our 2011 Stock Incentive Plan ("2011 Plan") replaced our 2003 Stock Option Plan ("2003 Plan"). Our 2011 Plan initially had 650,000 shares available for issuance, plus the remaining available shares for grant from the 2003 Plan and any shares that were forfeited, terminated or expired that would have otherwise returned to the 2003 Plan. In 2012, 2014 and 2017, our stockholders approved amendments to the 2011 plan that increased the shares available for issuance by 3,275,000, bringing the initial shares available for issuance to 3,925,000, plus the remaining 248,700 shares that remained available for grant from the 2003 Plan. As of December 31, 2022, the 2011 Plan has 4,188,300 shares of common stock reserved for issuance to employees, which includes 263,300 shares that transferred from the 2003 Plan. Shares issued as options or stock appreciation rights ("SARs") are charged against the 2011 Plan's share reserve as one share for one share issued. Shares subject to awards other than options and SARs are charged against the 2011 Plan's share reserve as 2.09 shares for 1 share issued. Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2011 Plan may be "non-statutory stock options" which expire no more than ten years from date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended.

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

The table below summarizes the total time-based stock options granted, total valuation and the weighted-average assumptions (dollars in thousands, except per option amounts):

	Year ended December 31,
	2022	2021	2020
Number of time-based options granted	7,620	7,910	7,190
Grant-date fair value of options granted (in thousands)	$540	$528	$425
Weighted-average assumptions for stock option valuation:
Expected term (years)	5.5	5.5	5.5
Expected stock price volatility	36.0%	35.0%	35.0%
Risk-free interest rate	3.0%	0.9%	0.4%
Expected dividend yield	—%	—%	—%
Weighted-average grant-price per option	$185.79	$200.07	$181.99
Weighted-average grant-date fair value per option	$70.86	$66.78	$59.09

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our stock option activity as of and for the year ended December 31, 2022 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	663,098	$74.75
Granted	7,620	$185.79
Exercised	(142,772)	$61.53
Forfeited or expired	(485)	$60.01
Outstanding at December 31, 2022	527,461	$79.94	2.0	$42,708
Exercisable at December 31, 2022	519,841	$78.39	2.0	$42,708
Vested and expected to vest, December 31, 2022	527,461	$79.94	1.9	$42,708

The intrinsic values for options exercisable, outstanding and vested or expected to vest at December 31, 2022 are based on our closing stock price of $157.48 at December 31, 2022 and are before applicable taxes.

The following table presents information regarding stock option activity:

	Year ended December 31,
(In thousands)	2022	2021	2020
Intrinsic value of options exercised	$17,340	$27,534	$32,915
Cash received from exercise of stock options	$8,785	$9,372	$13,193
Tax benefit from stock option exercises	$3,637	$5,092	$5,179

Stock Awards

In 2022, we granted our annual PRSUs to our executive officers and certain other non-executive employees. These PRSUs will cliff-vest on March 7, 2024 subject to the achievement of net synergy savings targets related to the Smiths Medical acquisition achieved during the performance period commencing on January 1, 2022 and ending on December 31, 2023, which when reviewed against predetermined targets could result in 0% to 200% of the awarded units that could vest. We also granted certain other one-off PRSU awards to non-executive employees with various performance requirements, whereby the performance shares will be earned if the minimum requirements are met within a specified time period.

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

In 2020, we granted PRSUs to our executive officers. For the executive officers other than the CEO, COO and the CFO, the PRSUs will vest subject to a three-year time vesting and further subject to a determination by the Compensation Committee that the officers have met their individual performance goals for the applicable years. For the CEO, COO and the CFO, the performance shares will cliff-vest ending on March 6, 2023 and further be subject to the achievement of minimum three-year cumulative revenue and EPS targets, which when reviewed against a predetermined vesting matrix could result in 0% to 250% of the awarded units that could vest. On February 15, 2021, the Compensation Committee made the determination that the executive officers other than the CEO, COO and CFO met their individual performance goals for 2021, therefore one-third of their 2020 PRSU shares awarded vested during 2021. Additionally, during February 2021, the Compensation Committee, modified the potential vesting percentages related to the 2020 PRSU awards for the CEO, COO and CFO, as the original potential percentages were established immediately before the onset of the COVID-19 pandemic. The Compensation Committee determined to adjust the CEO, COO and CFO's potential to earn from between 0% and 250% of the award granted,

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to an increased potential to earn between 50% and 300% of the award granted, subject to the same minimum threshold revenue and EPS targets to be achieved by the Company. The additional compensation expense as a result of modifying the 2020 PRSUs granted to our CEO, COO and CFO totaled $2.1 million recognized over the remaining amortization period from the date of modification. In February 2023, the Compensation Committee made the determination that the executive officers other than the CEO, CFO and COO met their individual performance goals for 2022, therefore a third of their 2020 PRSU shares awarded vested during 2023. The performance period related to the 2020 CEO and COO PRSUs ended on December 31, 2022 and is subject to the Compensation Committee review and determination of shares earned based on the Cumulative revenue and EPS results achieved during the performance period.

In 2019, we granted PRSUs to our executive officers. For the executive officers other than the CEO and the COO, the PRSUs vested subject to a three-year time vesting and further subject to a determination by the Compensation Committee that the officers had met their individual performance goals for the applicable years. For the CEO and the COO, the performance shares were to cliff-vest on March 6, 2022, subject to the achievement of a minimum Cumulative Adjusted EBITDA and continuous service through that date. If for the three year period ending on December 31, 2021 the Cumulative Adjusted EBITDA had a growth of at least 6% to 8%, 50% of the awarded units would have vested. If on the vesting date the Cumulative Adjusted EBITDA had a growth of between 8% to 10%, 100% of the awarded units would have vested. If on the vesting date the Cumulative Adjusted EBITDA has a growth of over 10%, 200% of the awarded units would have vested. In 2019, we also granted PRSUs to one of our non-executive employees. These PRSUs vested at the end of a three-year period ending on March 31, 2022, based on meeting certain minimum performance goals. In February 2022, the Compensation Committee made the determination that the executive officers other than the CEO and COO met their individual performance goals for 2022, therefore, the final third of their 2019 PRSU shares awarded vested during 2022. The performance period related to the 2019 CEO and COO PRSUs ended on December 31, 2021 and in February 2022 the Compensation Committee determined that zero PRSUs were earned based on the actual Cumulative Adjusted EBITDA achieved during the performance period.

In 2018, we granted PRSUs to our executive officers. For the executive officers other than the CEO and the COO, the PRSUs were vested subject to a three-year time vesting and further subject to a determination by the Compensation Committee that the officers have met their individual performance goals for the applicable year. For the CEO and the COO, the performance shares were to cliff-vest ending on February 15, 2021 subject to the achievement of a minimum Cumulative Adjusted EBITDA. If for the three year period ending on December 31, 2020 the Cumulative Adjusted EBITDA had a growth of at least 6% to 8%, 50% of the awarded units would vest. If on the vesting date the Cumulative Adjusted EBITDA had a growth of between 8% to 10%, 100% of the awarded units would vest. If on the vesting date the Cumulative Adjusted EBITDA had a growth of over 10%, 200% of the awarded units would vest. On February 15, 2021, the Compensation Committee made the determination that the executive officers other than the CEO and COO met their individual performance goals for 2021, therefore, one-third of their 2018 PRSU shares awarded vested during 2021. Also on February 15, 2021, the Compensation Committee determined that based on the actual Cumulative Adjusted EBITDA achieved during the performance period the CEO and COO's 2018 PRSUs were earned at 100% of the awards granted.

In 2017, we granted PRSUs to our executive officers. The PRSUs were scheduled to vest, if at all, upon the achievement of a minimum Cumulative Adjusted EBITDA, subject to a three-year cliff vesting ending on December 31, 2019. If at that date, our Cumulative Adjusted EBITDA was at least $600 million but less than $650 million, 100% of the awarded units would vest. If our Cumulative Adjusted EBITDA was at least $650 million but less than $700 million, 200% of the awarded units would vest. If our Cumulative Adjusted EBITDA is at least $700 million, 300% of the awarded units would vest. On January 17, 2020, the Compensation Committee determined that based on the actual Cumulative Adjusted EBITDA achieved during the performance period that the 2017 PRSU shares were earned by our executive officers at the 300% achievement level.

Restricted stock units are granted annually to our non-employee directors and vest on the first anniversary of the grant date, or the date of our annual meeting, whichever occurs first.

In 2022, 2021 and 2020, we granted RSUs to certain employees that vest ratably on the anniversary of the grant over three years. We recognize forfeitures as they occur.

The grant-date fair market value of our PRSUs and RSUs is determined by our stock price on the grant date.

The table below summarizes our restricted stock award activity (dollars in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
(In thousands, except shares and per share amounts)	2022	2021	2020
PRSU
Shares granted	60,383	53,246	38,633
Shares earned (a)	46,317	32,013	80,654
Grant-date fair value per share	$230.31	$198.16	$188.34
Grant-date fair value	$13,907	$10,551	$7,276
Intrinsic value vested	$10,487	$6,777	$15,627

RSU
Shares granted	116,870	84,388	87,830
Grant-date fair value per share	$221.65	$199.13	$188.13
Grant-date fair value	$25,905	$16,804	$16,523
Intrinsic value vested	$16,438	$13,681	$12,314
_______________________________
(a)    PRSU shares earned in 2020 were related to performance awards granted to executives in 2017, 2018 and 2019. PRSU shares earned in 2021 were related to performance awards granted to executives in 2018, 2019 and 2020. PRSU shares earned in 2022 were related to performance awards granted to executives in 2019, 2020 and 2021 and performance awards granted to a non-executive employee in 2019, 2020 and 2021.

The table below provides a summary of our PRSU and RSU activity as of and for the year ended December 31, 2022:

	Number of Units	Grant-Date Fair Value Per Share	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2021	275,761	$201.05
Change in units due to performance expectations (a)	32,346	$239.63
Granted	177,253	$224.60
Vested	(118,321)	$206.40
Forfeited	(13,035)	$218.24
Non-vested and expected to vest at December 31, 2022	354,004	$213.95	1.0	$55,749
_______________________________
(a)    Relates to net adjustments to 2019, 2020, 2021 and 2022 PRSUs granted to executives and certain non-executive employees. PRSUs granted assumes attainment of an increased payout rate based on performance expectations.

ESPP

We have an ESPP under which U.S. employees may purchase up to $25,000 annually of common stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of common stock reserved for issuance under the ESPP, which is subject to an annual increase of the least of 300,000 shares, two percent of the shares outstanding or such a number as determined by the Board. To date, there have been no increases. As of December 31, 2022, there were no shares available for future issuance, all shares unissued under the plan expired during 2022. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We suspended our ESPP in 2017.

NOTE 7. DERIVATIVES AND HEDGING ACTIVITIES

Hedge Accounting and Hedging Program

The purposes of our cash flow hedging programs are to manage the foreign currency exchange rate risk on forecasted expenses denominated in currencies other than the functional currency of the operating unit, and to manage floating interest rate

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

risk associated with future interest payments on variable-rate term loans issued in January 2022. We do not issue derivatives for trading or speculative purposes.

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

Foreign Currency Exchange Rate Risk

Forward Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Czech Koruna ("CZK"), Japanese Yen ("JPY"), U.S. Dollar ("USD"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately twelve months. The total notional amount of these outstanding derivative contracts as of December 31, 2022 was $206.0 million, which included the notional equivalent of $61.3 million in MXN, $31.7 million in Euros, $13.9 million in CZK, $15.3 million in JPY, $11.5 million in CNH, $43.2 million in USD, $11.6 million in CAD, $11.9 million in AUD and $5.6 million in other foreign currencies, with terms currently through February 2024. Certain contracts were acquired as part of the Smiths Medical acquisition. We did not have such derivative contracts as of December 31, 2021.

Cross-currency Par Forward Contracts

We entered into cross-currency par forward contracts to hedge a portion of our Mexico forecasted expenses denominated in MXN. These contracts are agreements to exchange cash flows from one currency to another at specified intervals over the contract term with all exchanges occurring at the same predetermined rate.
In November 2018, we hedged a portion of our Mexico forecasted expenses denominated in Pesos ("MXN") by entering into a one-year cross-currency par forward contract. The term of the one-year hedge was November 1, 2019 to November 3, 2020. The derivative instrument matured in equal monthly amounts at a fixed forward rate of 22.11 MXN/USD.

In March 2020, we entered into a one-year cross-currency par forward contract. The total notional amount of this outstanding derivative as of December 31, 2020 was approximately 436.8 million MXN. The term of this one-year contract was November 3, 2020 to December 1, 2021. The derivative instrument matured in equal monthly amounts at a fixed forward rate of 24.26 MXN/USD.

In November 2021, we entered into a one-year cross-currency par forward contract. The total notional amount of this outstanding derivative as of December 31, 2021 was approximately 413.1 million MXN. The term of this one-year contract is December 1, 2021 to December 1, 2022. The derivative instrument matured in equal monthly amounts at a fixed forward rate of 21.60 MXN/USD.

Floating Interest Rate Risk

In November 2021, in anticipation of entering into the new senior secured credit facilities in January 2022, which included a variable-rate term loan A and a variable-rate term loan B (see Note 11: Long-term Debt), we entered into two forward-starting interest rate swaps. In February 2022, certain terms under the agreements were amended to reflect the transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"), an alternative reference rate. Under the interest rate swap agreements we exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. The term loan A swap, as amended, has an initial notional amount of

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027. We will pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis excluding its final maturity on March 30, 2026. We will pay a fixed rate of 1.17% and will receive the greater of 3-month USD SOFR or 0.35%. These forward-starting swaps will effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the consolidated balance sheets (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
Consolidated Balance Sheet Location	Foreign Exchange Forward Contracts	Interest Rate Swaps	Gross Derivatives
	(In thousands)
As of December 31, 2022
Prepaid expenses and other current assets	$4,860	$28,431	$33,291
Other assets	94	26,753	26,847
Total assets	$4,954	$55,184	$60,138

Accrued liabilities	$1,847	$—	$1,847
Other long-term liabilities	167	—	167
Total liabilities	$2,014	$—	$2,014

	Derivatives Designated as Cash Flow Hedging Instruments
As of December 31, 2021	Foreign Exchange Forward Contracts	Forward-Starting Interest Rate Swaps	Gross Derivatives
Prepaid expenses and other current assets	$1,061	$—	$1,061
Other assets	—	—	—
Total assets	$1,061	$—	$1,061

Accrued liabilities	$—	$—	$—
Other long-term liabilities	—	1,480	1,480
Total liabilities	$—	$1,480	$1,480

    The following table presents the effects of our derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations (in thousands):

	Gain Reclassified From Accumulated Other Comprehensive (Loss) Income into Net (Loss) Income
	Location of Gain in the Consolidated Statements of Operations	Year Ended December 31,
		2022	2021	2020
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$3,829	$—	$—
Foreign exchange forward contracts	Cost of goods sold	7,751	3,444	790
Foreign exchange forward contracts	Interest expense(1)	717	—	—
Interest rate swaps	Interest expense	$6,122	$—	$—
Total derivatives designated as cash flow hedging instruments		$18,419	$3,444	$790
_______________________________
(1) Represents location of gain reclassified from accumulated other comprehensive (loss) income to net (loss) income as a result of a forecasted transaction being no longer probable of occurring.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized the following gains (losses) on our derivative instruments designated as cash flow hedges in other comprehensive (loss) income before reclassifications to net (loss) income (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Year Ended December 31,
	2022	2021	2020
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$9,588	$950	$1,980
Interest rate swaps	62,786	(1,480)	—
Total derivatives designated as cash flow hedging instruments	$72,374	$(530)	$1,980

As of December 31, 2022, we expect an estimated $3.0 million in deferred gains on the outstanding foreign exchange forward contract and an estimated $29.3 million in deferred gains on the forward-starting interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out payment shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of December 31, 2022, the fair value of the contingent earn-out was estimated at $2.6 million. The estimated fair value of the contingent earn-out is calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met.

During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the estimated fair value for the contingent consideration related to certain product-related regulatory certifications was estimated to be $1.5 million. As of December 31, 2022, the measurement period related to the contingent earn-out based on certain revenue targets ended and based on the actual revenue achieved during the measurement period we determined the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met.

On January 6, 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving certain Price Targets from the closing date to either the third or fourth anniversary of closing (see Note 2: Acquisitions) and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated financial statements in the period recognized. As of December 31, 2022, the estimated fair value of the contingent earn-out is $21.0 million.

Our contingent earn-out liabilities are separately stated on our consolidated balance sheets.

The following table provides a reconciliation of our Level 3 earn-out liabilities measured at estimated fair value based on an initial valuation and updated quarterly for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Earn-out Liability
Contingent earn-out liability, January 1, 2020	$17,300
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(1)	9,000
Contingent earn-out liability, December 31, 2020	26,300
Contingent earn-out con-compete arrangement	2,589
Transfer of Pursuit earn-out liability into Level 2(2)	(26,300)
Contingent earn-out liability, December 31, 2021	2,589
Acquisition date fair value estimate of earn-out(3)	55,158
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(4)	(32,091)
Currency translation	(84)
Contingent earn-out liability, December 31, 2022	$25,572

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_______________________________
(1)    The fair value of the Pursuit earn-out increased during 2020 primarily due to changes in the probabilities within the valuation model.
(2)    The Pursuit earn-out was transferred out of Level 3 and into Level 2 in the third quarter of 2021 when the amount of the actual payment was known, and subsequently settled during the fourth quarter of 2021.
(3)     $53.5 million relates to our acquisition of Smiths Medical and $1.6 million relates to our acquisition of a small foreign infusions systems supplier in the fourth quarter of 2021 (see Note 2: Acquisitions).
(4)     Includes an adjustment to reduce to zero a contingent earn-out issued as part of the 2021 acquisition of a small foreign infusion systems supplier. The contingent earn-out was not earned based on our determination that the threshold target was not met.

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical and Pursuit:

Smiths Medical Earn-out

	As of December 31, 2022	At Acquisition January 6, 2022
Simulation Input
Volatility	38.00%	37.00%
Risk-Free Rate	4.17%	1.31%

Pursuit Earn-out

	As of December 31, 2020	At Acquisition November 2, 2019
Simulation Input
Revenue/Gross Profit Volatility	25.00%	20.00%
Discount Rate	12.50%	15.00%
Risk-free rate	0.09%	1.55%
Counter Party Risk	3.10%	6.00%

Investments, Foreign Currency Contracts and Interest Rate Contracts

Our investments consist of corporate and government bonds and U.S treasury securities. The fair value of our corporate and government bonds are estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs. The fair value of our U.S. treasury securities are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy.

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

Other than the Pursuit earn-out liability described above, there were no transfers between levels in 2022 or 2021.

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2022
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$2,314	$—	$2,314	$—
Short-term U.S. treasury securities	1,412	1,412	—	—
Short-term government bonds	498	—	498	—
Long-term corporate bonds	516	—	516	—

Foreign exchange forwards:
Prepaid expenses and other current assets	4,860	—	—	4,860
Other assets	94	—	—	94
Interest rate contracts:
Prepaid expenses and other current assets	28,431	—	—	28,431
Other assets	26,753	—	—	26,753
Total Assets	$64,878	$1,412	$3,328	$60,138

Liabilities:
Contingent earn-out liability - LT	$25,572	$—	$—	$25,572
Foreign exchange contracts:
Accrued liabilities	1,847	—	—	1,847
Other long-term liabilities	167	—	—	167
Total Liabilities	$27,586	$—	$—	$27,586

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2021
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term	$14,420	$—	$14,420	$—
Long-term	4,620	—	4,620	—
Foreign exchange forwards:
Prepaid expenses and other current assets	1,061	—	1,061	—
Total Assets	$20,101	$—	$20,101	$—

Liabilities:
Contingent earn-out liability - LT	$2,589	$—	$—	$2,589
Forward-starting interest rate swaps
Other long-term liabilities	1,480	—	1,480	—
Total Liabilities	$4,069	$—	$1,480	$2,589

NOTE 9. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Other prepaid expenses and receivables	$21,635	$14,763
Prepaid vendor expenses	3,052	—
Deferred costs	2,395	12,746
Prepaid insurance and property taxes	16,322	6,310
VAT/GST receivable	3,546	4,156
Deferred tax charge	3,830	4,241
Foreign exchange forward contract	4,860	1,061
Interest rate contracts	28,431	—
Deposits	1,329	1,343
Other	3,532	2,227
	$88,932	$46,847
Other assets consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2022	2021
Pump lease receivables	$27,086	$25,941
Spare parts	38,498	28,538
Equity method investments	3,178	3,238
Interest rate contracts	26,753	—
Deferred debt issuance costs	5,156	2,827
Finance lease right-of-use assets	2,598	2,673
Other	2,193	526
	$105,462	$63,743

NOTE 10. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Salaries and benefits	$44,304	$27,304
Incentive compensation	30,254	33,107
Operating lease liability-ST	18,169	9,009
Accrued professional fees	5,317	773
Field service corrective action(1)	24,517	—
Legal accrual	3,137	3,897
Accrued sales taxes	5,844	1,980
Warranties and returns	3,097	532
Deferred revenue	30,838	12,646
Accrued other taxes	5,794	4,337
Distribution fees	17,063	5,645
Accrued freight	17,988	9,194
Restructuring accrual	5,923	664
Foreign exchange contracts	1,847	—
Accrued audit fees	6,279	1,008
Defined benefit plan	2,928	—
Accrued interest	1,033	—
Accrued research and development	3,538	—
Other	14,899	8,099
	$242,769	$118,195
_____________________________
(1) Includes field corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility, see Note 15: Commitments and Contingencies for further detail.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Operating lease liability-LT	$60,916	$33,971
Finance lease liability-LT	1,855	2,067
Deferred revenue	16,239	—
Forward-starting interest rate swaps	—	1,480
Benefits	5,314	1,369
Field service corrective action(1)	25,294	—
Accrued rent	997	1,262
Other	3,489	1,681
	$114,104	$41,830
_______________________________
(1)     Includes field corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility, see Note 15: Commitments and Contingencies for further detail.

NOTE 11. LONG-TERM OBLIGATIONS

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

In connection with entering into the Credit Agreement, during the period ended March 31, 2022, we incurred $37.8 million in debt discount and issuance costs, which were allocated to the Term Loan A, the Term Loan B and the Revolving Credit Facility based on lender commitment amounts relative to each type of fees paid. The lender and third-party discount and issuance costs allocated to the Term Loan A and the Term Loan B were $15.8 million and $13.4 million, respectively, and are reflected as a direct deduction from the face amount of the corresponding term loans on the consolidated balance sheet. These costs are being amortized to interest expense over the respective terms of the loans using the effective interest method. The issuance costs allocated to the Revolving Credit Facility were $8.6 million, which are capitalized and included in prepaid expenses and other current assets and other assets on our consolidated balance sheets. These costs are being amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

The net funds received from the Term Loan A and the Term Loan B, after deducting debt issuance costs, were $834.2 million and $836.6 million, respectively.

Maturity Dates

The maturity date for the Term Loan A and the Revolving Credit Facility is January 6, 2027 and the maturity date for the Term Loan B is January 6, 2029. Pursuant to the terms and conditions of the Credit Agreement, the maturity dates of the Term Loans and the Revolving Credit Facility may be extended upon our request, subject to the consent of the Lenders.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revolving Credit Facility Commitment Fee

The Revolving Credit Facility has a per annum commitment fee at an initial rate of 0.25% which is applied to the available amount of the Revolving Credit Facility. Effective on the first Adjustment Date, as defined in the Credit Agreement, occurring subsequent to our quarter ended June 30, 2022, the commitment fee will be determined by reference to the leverage ratio in effect from time to time as set forth in the table below.

Applicable Interest Margins

The Term Loan A and borrowings under the Revolving Credit Facility have an initial applicable margin of 0.75% per annum for Base Rate Loans and 1.75% per annum for Term SOFR Loans.

Effective on the first Adjustment Date, as defined in the Credit Agreement, occurring subsequent to our quarter ended June 30, 2022, the applicable margin for the Term Loan A and borrowings under the Revolving Credit Facility will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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

Effective on the first Adjustment Date, as defined in the Credit Agreement, occurring subsequent to our quarter ended June 30, 2022, the applicable margin for the Term Loan B will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During March 2022, we prepaid $16.0 million in principal payments on the Term Loan A principal balance. For the year ended December 31, 2022, including the prepayment, we paid a total of $22.4 million in principal payments on both Term Loans.

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

The commitment fee on the Revolving Credit Facility is payable quarterly in arrears on the third business day following the last day of each calendar quarter and at the maturity date. The commitment fee is included in interest expense in our consolidated statements of operations.
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We were in compliance with all financial covenants as of December 31, 2022.

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

2017 Credit Facility

    On November 8, 2017, we entered into a five-year senior secured revolving credit facility with various lenders for $150.0 million, with Wells Fargo Bank, National Association as the administrative agent, swingline lender and issuing lender (the "Credit Facility"). The Credit Facility, which was set to mature on November 8, 2022, was terminated in connection with entering into the Credit Agreement on January 6, 2022. There were no borrowings outstanding under the Credit Facility at that date or at December 31, 2021. The remaining unamortized deferred debt issuance costs related to the Credit Facility were not material and were expensed in connection with its termination.

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of December 31, 2022

Senior Secured Credit Facilities:
Term Loan A — principal	3.99%	$834,000
Term Loan B — principal	4.61%	843,625
Revolving Credit Facility — principal	—%	—
Less unamortized debt issuance costs(1)		(24,262)
Total carrying value of long-term debt		1,653,363
Less current portion of long-term debt		29,688
Long-term debt, net		$1,623,675
_______________________________
(1)    Comprised of $12.6 million and $11.7 million relating to the Term Loan A and the Term Loan B, respectively.

As of December 31 2022, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023	$29,688
2024	51,000
2025	51,000
2026	72,250
2027	672,500
Thereafter	801,187
Total	$1,677,625

The following table presents the total interest expense related to our long-term debt (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual interest	$66,770	$—	$1,251
Amortization of debt issuance costs	6,972	240	288
Commitment fee — Revolving Credit Facility	1,290	221	110
Total long-term debt-related interest expense	$75,032	$461	$1,649

NOTE 12. INCOME TAXES

Income from continuing operations before taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(135,646)	$81,484	$41,194
Foreign	21,237	41,702	56,300
	$(114,409)	$123,186	$97,494

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$4,128	$20,646	$6,032
State	3,799	3,444	2,422
Foreign	12,924	7,236	7,290
	$20,851	$31,326	$15,744
Deferred:
Federal	$(42,012)	$(8,154)	$(5,319)
State	(11,239)	(1,815)	(1,850)
Foreign	(7,723)	(1,306)	2,049
	(60,974)	(11,275)	(5,120)
	$(40,123)	$20,051	$10,624

We have accrued for tax contingencies for potential tax assessments, and in 2022 we recognized a $2.0 million net increase, most of which related to various federal, state and foreign tax reserves.

A reconciliation of the provision for income taxes at the statutory rate to our effective tax rate is as follows (dollars in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$(24,026)	21.0%	$25,869	21.0%	$20,474	21.0%
State income tax, net of federal effect	(5,050)	4.4%	2,907	2.4%	2,099	2.2%
Tax credits	(3,636)	3.2%	(2,443)	(2.0)%	(3,269)	(3.4)%
Global intangible low-taxed income	2,303	(2.0)%	711	0.6%	163	0.2%
Foreign income tax differential	(2,943)	2.5%	(2,983)	(2.4)%	(3,888)	(4.0)%
Stock-based compensation	(3,721)	3.2%	(4,263)	(3.5)%	(4,686)	(4.8)%
Foreign-derived intangible income	(2,269)	2.0%	(3,775)	(3.1)%	(2,718)	(2.8)%
Transaction cost	2,299	(2.0)%	—	—%	—	—%
Contingent consideration	(6,830)	6.0%	(29)	—%	1,566	1.6%
Section 162(m)	3,942	(3.4)%	1,812	1.5%	1,079	1.1%
Other	(192)	0.2%	2,245	1.8%	(196)	(0.2)%
	$(40,123)	35.1%	$20,051	16.3%	$10,624	10.9%

Tax credits in 2022, 2021 and 2020 consist principally of research and developmental tax credits.

The components of our deferred income tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax asset:
Accruals/other	$17,351	$7,796
Acquired future tax deductions	14,186	5,440
Stock-based compensation	6,240	7,283
Foreign currency translation adjustments	—	3,360
Tax credits	12,906	11,953
Inventory reserves	25,100	8,199
Warranty reserve	13,241	127
Section 163(j)	9,166	—
Chargebacks, discounts, customer concessions	39,508	27,970
Valuation allowance	(11,166)	(2,934)
	$126,532	$69,194
Deferred tax liability:
State income taxes	$1,816	$2,724
Depreciation and amortization	209,687	20,483
Section 481(a) adjustment - change in accounting method	—	4,873
Foreign currency translation adjustments	9,581	—
	$221,084	$28,080

Deferred tax (liability) asset, net	$(94,552)	$41,114

Tax Holidays and Carryforwards

Net operating loss ("NOL") carryforwards consist of: (a) federal NOL carryforwards of $1.9 million which will expire at various dates from 2023 to indefinite carryforward periods, (b) state NOL carryforwards of $4.3 million which will expire at various dates from 2026 to indefinite carryforward periods and (c) foreign NOL carryforwards of $46.3 million which will expire at various dates from 2023 to indefinite carryforward periods. We believe that it is more likely than not that the benefit

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from certain foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $11.5 million on the $12.7 million DTAs related to these foreign NOL carryforwards. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carryforwards, and the amount of federal NOL carryforwards recorded is the net federal benefit available.

Other carryforwards include state research and development (“R&D”) tax credit carryforwards of $18.5 million, which have an indefinite carryforward period.

A substantial portion of our manufacturing operations in Costa Rica operate under various tax holiday and tax incentive programs due to expire in whole or in part in 2029. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holiday and tax incentives was an increase to our net earnings by $8.1 million or $0.34 per diluted share in 2022 and by $9.8 million or $0.45 per diluted share in 2021.

Foreign currency translation adjustments, and related tax effects, are an element of “other comprehensive income” and are not included in net income other than the revaluation of the associated deferred tax asset due to the Tax Act.

As of December 31, 2022, we have estimated $209.2 million of undistributed foreign earnings and profits. Such earnings were previously subject to U.S. tax as a result of the Tax Act and much of any future remittances would generally be subject to no U.S. tax as a result of dividends received deductions and/or foreign tax credit relief. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we incur significant additional costs upon repatriation of such amounts.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. Our U.S. federal income tax returns for tax years 2019 and forward are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years 2012 and forward are subject to examination by the state tax authorities. The total gross amount of unrecognized tax benefits as of December 31, 2022 was $54.1 million which, if recognized, would impact the effective tax rate. We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. As of December 31, 2022, it is reasonably possible that the expiration of the U.S. federal statute of limitations will cause the gross amount of unrecognized tax benefits to decrease by $7.8 million. It is not possible to estimate any other amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We have accrued for penalties and interest of $2.3 million and $2.2 million, respectively as of December 31, 2022.

The following table summarizes our cumulative gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$21,537	$18,443	$15,027
Increases to prior year tax positions	148	231	502
Increases due to acquisitions	29,606	—	—
Increases to current year tax positions	4,706	3,242	2,987
Decreases to prior year tax positions	(222)	—	(15)
Decrease related to lapse of statute of limitations	(1,722)	(31)	(58)
Decrease related to settlements with tax authorities	—	(348)	—
Ending balance	$54,053	$21,537	$18,443

NOTE 13. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Significant Customers

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to the end customer. The manufacturers and distributors, in turn, sell our products to healthcare providers. In 2022, we had worldwide net sales to Medline of 15% of consolidated net sales.

Geographic Information

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of December 31,
	2022	2021
Costa Rica	$128,179	$115,187
Mexico	99,849	79,567
Other LATAM	39,270	36,907
Canada	5,374	4,716
Italy	24,323	12,435
Spain	18,948	13,295
Czech Republic	10,732	—
Other Europe	11,375	4,171
APAC	20,930	20,452
Total Foreign	$358,980	$286,730
United States	803,577	618,374
Worldwide Total	$1,162,557	$905,104

NOTE 14. STOCKHOLDERS' EQUITY

Treasury Stock

In August 2019, our Board of Directors approved a common stock purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. We have $100.0 million remaining on this purchase plan. We did not purchase any of our common stock under our common stock purchase plan in 2022, 2021 or 2020. We are limited on share purchases in accordance with the terms and conditions of our Senior Secured Credit Facilities (see Note 11: Long-Term Obligations).

In 2022, we withheld 47,664 shares of our common stock from employee vested restricted stock units in consideration for $10.9 million in payments for the employees' share award income tax withholding obligations. We had 1,633 shares remaining in treasury at December 31, 2022.

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

Accumulated Other Comprehensive (Loss) Income ("AOCI")

The components of AOCI, net of tax, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2020	$(17,310)	$1,880	$28	$(15,402)
Other comprehensive income before reclassifications	12,929	1,505	47	14,481
Amounts reclassified from AOCI	—	(601)	—	(601)
Other comprehensive income	12,929	904	47	13,880
Balance as of December 31, 2020	$(4,381)	$2,784	$75	$(1,522)
Other comprehensive loss before reclassifications	(14,664)	(403)	(62)	(15,129)
Amounts reclassified from AOCI	—	(2,618)	—	(2,618)
Other comprehensive loss	(14,664)	(3,021)	(62)	(17,747)
Balance as of December 31, 2021	$(19,045)	$(237)	$13	$(19,269)
Other comprehensive loss before reclassifications	(103,928)	54,962	1,203	(47,763)
Amounts reclassified from AOCI	—	(13,946)	—	(13,946)
Other comprehensive loss	(103,928)	41,016	1,203	(61,709)
Balance as of December 31, 2022	$(122,973)	$40,779	$1,216	$(80,978)

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

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of December 31, 2022, the fair value of the contingent earn-out was estimated at $2.6 million (see Note 8: Fair Value Measurements).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the estimated fair value for the contingent consideration related to certain product-related regulatory certifications was estimated to be $1.5 million. As of December 31, 2022, the measurement period related to the contingent earn-out based on certain revenue targets ended and based on the actual revenue achieved during the measurement period we determined the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met.

On January 6, 2022, we acquired Smiths Medical. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price from the closing date to either the third or fourth anniversary of closing. As of December 31, 2022, the estimated fair value of the contingent earn-out is $21.0 million (see Note 8: Fair Value Measurements).

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective action was recorded on the opening acquired balance sheet of Smiths Medical. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance and could differ from the original estimate. The estimated field service corrective action recorded at December 31, 2022 is $49.8 million.

Commitments

We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 5: Leases).

NOTE 16. COLLABORATIVE AND OTHER ARRANGEMENTS

On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") whereby (i) Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSAs are to be jointly managed by both Pfizer and ICU. The initial supply price, which will be annually updated, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The amendments included a change to the term of the agreement to end on December 31, 2024 with Pfizer's unilateral election to extend through December 31, 2025. Other changes to the terms of the MSA included (i) amendments to our level of supply of products to Pfizer, (ii) certain changes to our manufacturing lines, (iii) updates to our supply price with added volume price tiers for annual periods and (iv) certain minimum purchase requirements for certain products. On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our MSA agreement, whereby Pfizer manufactures and supplies to us certain agreed upon products. The Product Addendum includes the supply of additional product to us subject to certain time and pricing terms and conditions. The Product Addendum included a minimum purchase obligation of $29.6 million. The minimum purchase obligation under the addendum was satisfied during 2022. The Product Addendum expired on November 30, 2022.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. SUBSEQUENT EVENTS

On January 19, 2023, we entered into a revolving $150 million uncommitted receivables purchase agreement with Bank of The West ("BOW") which provides for a less expensive form of capital. The discount rate applied to the sold receivables equals, a rate per annum equal to the sum of (i) an applicable margin of 1.75%, plus (ii) Term SOFR for a period equal to the discount period which is calculated with respect to the payment terms of the specific receivable. The accounts receivable to be sold have payment terms ranging between 30 and 60 days, and are related to customer accounts with good credit history. The transfer of the purchased accounts receivable under the agreement is intended to be an absolute and irrevocable transfer constituting a true sale as the transferred receivables have been isolated beyond the reach of the Company and our creditors, even in bankruptcy or other receivership. We will not retain effective control over the sold receivables and BOW will have the right upon purchase to pledge and/or exchange the transferred assets without restrictions. The Company will act as collection agent for BOW, collection services will be undertaken by our accounts receivable personnel in their normal course of business and collected funds will be remitted to BOW. The discount rate has been negotiated net of consideration for the collection services, the cost of collection is expected to be immaterial to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

As permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Smiths Medical was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Smiths Medical, which we acquired in January 2022, constituted approximately 40% of our total assets and 42% of our total revenues as of and for the year ended December 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, other than changes resulting from the acquisition and integration of Smiths Medical.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

Management has used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.

Based on this criteria, management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2022.

As permitted by related SEC staff interpretive guidance, we have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Smiths Medical. Smiths Medical constituted approximately 40% of our total assets and 42% of our total revenues as of and for the year ended December 31, 2022.

    Our independent registered public accounting firm that audited the December 31, 2022 financial statements included in this Annual Report on Form 10-K has independently assessed the effectiveness of our internal control over financial reporting and its report is below.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The following table lists the names, ages, certain positions and offices held by our executive officers and directors as of January 31, 2023:

Name	Age	Office Held
Vivek Jain	50	Chief Executive Officer ("CEO") and Chairman of the Board
Brian Bonnell	49	Chief Financial Officer ("CFO") and Treasurer
Christian Voigtlander	55	Chief Operating Officer ("COO")
Daniel Woolson	46	Corporate Vice President, General Manager - Infusion Systems
Virginia Sanzone	48	Corporate Vice President, General Counsel
George A. Lopez, M.D.	75	Director
David C. Greenberg	56	Director
Elisha Finney	61	Director
David Hoffmeister	68	Director
Donald Abbey	56	Director
Laurie Hernandez	65	Director
Kolleen T. Kennedy	63	Director
William Seeger	71	Director

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

    Mr. Voigtlander has served as our Chief Operating Officer since January 2018. From February 2017 to January 2018, Mr. Voigtlander served as the Company’s Corporate Vice President, Business Development and General Manager, Infusion Solutions. From June 2015 to February 2017, Mr. Voigtlander served as the Company’s Vice President, Business Development. Prior to May 2015, Mr. Voigtlander held various roles at CareFusion and last served as Senior Vice President, Business Development and Strategy.

Mr. Bonnell has served as our Chief Financial Officer and Treasurer since March 3, 2020. From May 2018 until March 2020, Mr. Bonnell served as the Company’s Corporate Vice President, Finance. Prior to joining the Company, Mr. Bonnell served as Treasurer and Head of Financial Planning and Analysis at Alere Inc. from May 2015 until December 2017. Prior to May 2015, Mr. Bonnell held various roles at CareFusion Corporation in Finance and last served as Senior Vice President, Tax and Treasurer.

Mr. Woolson has served as our Corporate Vice President, General Manager - Infusion Systems since January 2017. Mr. Woolson served as President, Respiratory Solutions for Becton Dickinson from March 2015 to November 2016. Prior to March 2015, Mr. Woolson held various roles at CareFusion and last served as Vice President/General Manager, Specialty Disposables.

    Ms. Sanzone has served as our Corporate Vice President, General Counsel and Secretary since January 2018.  Ms. Sanzone also serves as our Compliance Officer.  Ms. Sanzone served as the Company’s Vice President, General Counsel from August of 2015 to January 2018. Prior to August of 2015, Ms. Sanzone held various roles at CareFusion and last served as Senior Vice President, Associate General Counsel - Business Segments & Americas.

Dr. George A. Lopez, M.D. has been a director since 1984. He is the founder of the Company and served as Chairman of the Board, President and CEO from 1989 to October 2013, stepping down from these positions for health reasons. The Board believes Mr. Lopez should serve as a director due to his extensive experience with the Company and industry knowledge provides an invaluable insight to the Board on issues involving the Company and its goals.

    Mr. David C. Greenberg has been a director since 2015, serves as Lead Independent Director and Chair of the Compensation Committee and is a member of the Audit Committee. Mr. Greenberg is currently serving as Chief Executive Officer of HomeThrive, Inc. Mr. Greenberg joined HomeThrive, Inc. in October 2018. Mr. Greenberg was Executive Vice President, Strategy of Medline Industries, Inc. (“Medline”) from June 2008 to October 2018. Medline is a privately held manufacturer and distributor of medical supplies uniquely positioned to provide products, education and support across the continuum of care. In that capacity, Mr. Greenberg was a member of Medline’s Executive Board and advised top leadership/ownership on all aspects of the business. Mr. Greenberg was responsible for Strategy, Business Development and M&A. Additionally, Mr. Greenberg was a Group President and had responsibility for Medline’s distribution business and several manufacturing and marketing divisions. Mr. Greenberg has served on the board of directors for Amendia, Inc., a spinal implant company. Previously, Mr. Greenberg spent thirteen years in a variety of leadership positions within Aon Corporation, including Chief Financial Officer of its Aon Global subsidiary. Mr. Greenberg previously served as a director at Potrero Medical, Inc., the latest spinout of medical device incubator Theranova, LLC. Currently Mr. Greenberg serves on the board of directors of HomeThrive, Inc. since October 2018 and Canadian Hospital Specialties, a privately held medical device manufacturer and specialty distributor, since April 2021. The Board believes Mr. Greenberg should serve as a director due to his extensive knowledge and experience in the medical industry, demonstrated executive leadership in business and insight into financial matters.

    Ms. Elisha W. Finney has been a director since January 2016, and serves as Chair of the Nominating and Governance Committee and is a member of the Audit Committee. Ms. Finney, now retired, was named Vice President, Finance and CFO of Varian Medical Systems in April 1999. In January 2005, she was promoted to Senior Vice President and given additional management responsibility for the Corporate Information Systems group. She was named Executive Vice President in February 2012. Varian Medical Systems is a leading manufacturer of medical devices and software for treating cancer and other medical conditions with radiotherapy, radiosurgery, proton therapy and brachytherapy. Ms. Finney managed a worldwide staff of 400. Her management responsibilities included corporate accounting; corporate communications and investor relations; internal financial and compliance audit; risk management; tax and treasury, and corporate information systems. Ms. Finney joined Varian as risk manager in 1988 and has assumed a wide variety of finance functions over her last 29 years with the company. Prior to joining Varian, Ms. Finney was with the Fox Group in Foster City, CA, and Beatrice Foods, a major food processing company, in Chicago, IL. Ms. Finney has served on the boards of: NanoString Technologies, a company that specializes in development of cancer diagnostics tools, since May 2017; Mettler Toledo, a multinational manufacturer of scales and analytical instruments, since November 2017; and Viatris, a global pharmaceutical and healthcare corporation, since December 2022. Ms. Finney previously served on the boards of directors of: Laserscope from August 2005 until July 2006 when Laserscope was sold to American Medical Systems; Thoratec, a developer, manufacturer and marketer of proprietary medical devices for mechanical circulatory support from July 2007 to May 2013; Altera Corporation, a manufacturer of programmable logic devices from September 2011 until December 2015, when Altera was sold to Intel; Cutera, Inc. a global provider of laser and other energy-based aesthetic systems, from November 2017 to May 2019; and iRobot Corporation, a robotics technology company, from January 2017 to November 2021. The Board believes Ms. Finney should serve as a director due to her extensive knowledge and experience in the medical industry and her financial knowledge and experience, particularly with respect to her service on the Audit Committee.

    Mr. David F. Hoffmeister has been director since January 2018 and serves as Chair of the Audit Committee and a member of the Compensation Committee. Mr. Hoffmeister served as Senior Vice President and Chief Financial Officer of Life Technologies Corp. from 2004 to 2014. Prior to joining Life Technologies, Mr. Hoffmeister was a senior partner with McKinsey & Co., focusing on health care, private equity and chemicals industries. Before joining McKinsey, Mr. Hoffmeister held financial positions at GTE Corp. and W.R. Grace and Co. Mr. Hoffmeister currently serves on the boards of Kaiser Foundation Health Plan, Inc. and Kaiser Foundation Hospitals and has since November of 2014. Mr. Hoffmeister currently serves on the Board of Directors of Glaukos Corp. and has since 2014; Celanese Corp., since 2005; and Stepstone Group, Inc. since 2020. Mr. Hoffmeister received a bachelor’s of science degree from University of Minnesota and a M.B.A. from University of Chicago. The Board believes Mr. Hoffmeister should serve as a director due to his strong finance background and extensive experience as a chief financial officer of a global biotechnology company.

    Mr. Donald M. Abbey has been a director since January 2018 and is a member of the Nominating Governance Committee and the Compensation Committee. Mr. Abbey is currently serving as Executive Vice President, Global Business Services, IT, Quality and Regulatory Affairs at Dexcom, Inc. (“Dexcom”). Mr. Abbey joined Dexcom in May of 2016. Prior to joining Dexcom, Mr. Abbey was with Becton Dickinson (who acquired CareFusion Corporation in 2015 and which was spun out of Cardinal Health in 2009 (collectively, “BD”) from 2007. Mr. Abbey served in many roles over his years at BD including most recently as the Senior Vice President, Quality and Regulatory. Prior to his time at BD, Mr. Abbey held senior quality and regulatory affairs and general management positions with Respironics, Welch Allyn and Philips Healthcare. Mr. Abbey began his career at Varian Medical and Boston Scientific holding positions with increasing responsibility in research and development and quality. Mr. Abbey received a B.S.E.E from Washington State University and a M.B.A from University of Washington. The Board believes Mr. Abbey should serve as a director due to his extensive knowledge and experience in the medical industry and particularly, his knowledge of compliance and regulatory requirements.

Ms. Laurie Hernandez has been a director since July 2021 and is a member of the Nominating and Governance Committee. Ms. Hernandez is a retired healthcare executive with over 25 years of strategic healthcare experience. Ms. Hernandez joined Baxter Healthcare Corporation (“Baxter”) in November of 2007 and has assumed a wide variety of strategic positions over her 10 years with that company. Prior to joining Baxter, Ms. Hernandez was with Hospira Inc. in Lake Forest, Illinois. Ms. Hernandez previously served on the boards of Sinai Health System in Chicago, Illinois and Lambs Farm in Libertyville, Illinois. The Board believes Ms. Hernandez should serve as a director due to her extensive experience in the medical industry.

Ms. Kolleen T. Kennedy has been a director since December 2021 and recently retired as President, Proton Solutions & Chief Growth Officer at Varian Medical Systems (“Varian”) in December 2021. Ms. Kennedy joined Varian in 1997 as Marketing Manager for radiation therapy delivery systems, and assumed other strategic roles over 24 years including Executive Vice President of Varian Oncology Systems, the market leading radiation therapy business division with nearly 7,000 employees worldwide. Prior to joining Varian, Ms. Kennedy was with Siemens Medical Systems and Radiation Oncology Computer Systems in oncology product sales and marketing. Ms. Kennedy received BS degrees in Radiation Oncology and Psychology from Wayne State University as well as an MS degree in Medical Physics from the University of Colorado. Ms. Kennedy currently serves on the board of Wayne State University Foundation since 2018, served on the board of the City Cancer Challenge Foundation from 2018 to 2022, and served on the board of the Radiation Oncology Institute from 2018 to 2021. The Board believes Ms. Kennedy should serve as a director due to her relevant knowledge and history in the medical industry.

Mr. William Seeger has been a director since February 2022. Mr Seeger, now retired, joined GKN plc, a global engineering group, in 2003 and was Group Finance Director until his retirement in 2014. At GKN plc he also held the roles of CEO of the Propulsion Systems Division, and CFO of the Aerospace Division. Earlier in his career Mr. Seeger spent 30 years at TRW, a U.S.-based automotive and aerospace group, where he held various senior finance positions. Mr. Seeger currently serves on the board of Spectris plc since 2015, Smiths Group PLC since 2014 and served on the board of GKN plc from 2007 to 2014. As mentioned above, in connection with the Company's issuance of stock consideration for the acquisition of Smiths, the Company and Smiths Group entered into a Shareholder's Agreement which gives Smiths Group the right to designate one individual for election to the Board so long as Smiths Group beneficially owns at least 5% of the total outstanding shares of the Company stock. Mr. Seeger is Smiths Group’s designated director.

Corporate Governance

We have a Code of Business Conduct and Ethics applicable to all our directors, officers, and other employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy is available on our website, www.icumed.com in the "Investors" section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any future amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq's requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

Additional information as required by this Item 10 of Form 10-K will be set forth under the captions Executive Officers, Election of Directors, Audit Committee and Compliance with Section 16(a) Beneficial Ownership Reporting Compliance in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be set forth under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Director Independence in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB No. 34) as required by this Item 14 of Form 10-K will be set forth under the caption Ratification of Auditors in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Form 10-K Page No.
	The following documents are filed as part of this report:

1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.	56

2.	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.	113

3.	Financial Statement Schedules. The Financial Statement Schedules required to be filed as a part of this Report are:

	Schedule II — Valuation and Qualifying Accounts	115

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed September 8, 2021.

2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed September 8, 2021.

3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014.

3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed August 3, 2016.

4.1	Description of Securities Registered Under Section 12 of the Exchange Act. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 3020.

10.1	Form of Indemnification Agreement with Directors and Executive Officers. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, filed October 22, 2010 (File No. 001-34634).

10.2	Registrant's 2002 Employee Stock Purchase Plan.* Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002 (File No. 000-19974).

10.3	Executive officer compensation*

10.4	Non-employee director compensation*

10.5	2008 Performance-Based Incentive Plan, as amended.* Filed as Annex A to Registrant's proxy statement filed April 3, 2013 (File No. 001-34634).

10.6	Amended and Restated ICU Medical, Inc. 2011 Stock Incentive Plan.*

10.7	First Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (File No.001-34634).

10.8	Amended and Restated Executive Employment Agreement, dated as of April 15, 2022, by and between ICU Medical, Inc. and Vivek Jain.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed April 20, 2022.

10.9	Letter agreement between the Registrant and Alison Burcar, effective April 1, 2019. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019.

10.10	ICU Medical, Inc. Executive Severance Plan.* Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed January 6, 2017.

10.11	First Amendment to the ICU Medical, Inc. Executive Severance Plan. *Filed as an Exhibit to Registrant's Current Report on Form 8-K filed January 6, 2020.

10.12	Second Amendment to the ICU Medical, Inc. Executive Severance Plan. *Filed as an Exhibit to Registrant's Current Report on Form 8-K filed January 3, 2023.

10.13	Credit Agreement, dated as of January 6, 2022, by and among ICU Medical, Inc. as Borrower, certain subsidiaries as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and Barclays Bank PLC as joint bookrunners and joint lead arrangers and the other joint bookrunners and joint lead arrangers listed therein.# Filed as an Exhibit to Registrant's Current Report on Form 8-K filed January 7, 2022.

10.14	Shareholders Agreement, dated as of January 6, 2022, by and between ICU Medical, Inc. and Smiths Group International Holdings Limited. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed January 7, 2022.

21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________________________________
*Executive compensation plan or other arrangement
# Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5)(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2020:
Allowance for doubtful accounts	$20,219	$7,137	$(5,866)	$—	$21,490
Warranty and return reserve - accounts receivable	$6,377	$(3,609)	$(61)	$—	$2,707
Warranty and return reserve - inventory	$(3,477)	$2,033	$(169)	$—	$(1,613)
Deferred tax asset valuation allowance	$3,677	$—	$214	$—	$3,891

For the year ended December 31, 2021:
Allowance for doubtful accounts	$21,490	$345	$(14,797)	$—	$7,038
Warranty and return reserve - accounts receivable	$2,707	$568	$(790)	$—	$2,485
Warranty and return reserve - inventory	$(1,613)	$263	$(533)	$—	$(1,883)
Deferred tax asset valuation allowance	$3,891	$—	$(957)	$—	$2,934

For the year ended December 31, 2022:
Allowance for doubtful accounts	$7,038	$1,036	$456	$—	$8,530
Warranty and return reserve - accounts receivable(1)	$2,485	$(364)	$3,742	$—	$5,863
Warranty and return reserve - inventory/accrued(2)	$(1,883)	$5,266	$47,436	$—	$50,819
Deferred tax asset valuation allowance	$2,934	$—	$8,232	$—	$11,166
______________________________________________
(1) Includes an acquired balance of $3.8 million related to the Smiths Medical acquisition.
(2) Includes an acquired balance of $55.2 million in short-term and long-term accrued warranty reserve related to the Smiths Medical acquisition.

ITEM 16. FORM 10-K SUMMARY
    None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	February 27, 2023

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Jain	Chairman of the Board and	February 27, 2023
Vivek Jain	Chief Executive Officer
(Principal Executive Officer)

/s/ Brian M. Bonnell	Chief Financial Officer	February 27, 2023
Brian M. Bonnell	(Principal Financial Officer and Principal Accounting Officer)

/s/ George A. Lopez, M.D.	Director	February 27, 2023
George A. Lopez, M.D.

/s/ David C. Greenberg	Director	February 27, 2023
David C. Greenberg

/s/ Elisha W. Finney	Director	February 27, 2023
Elisha W. Finney

/s/ David F. Hoffmeister	Director	February 27, 2023
David F. Hoffmeister

/s/ Donald M. Abbey	Director	February 27, 2023
Donald M. Abbey

/s/ Laurie Hernandez	Director	February 27, 2023
Laurie Hernandez

/s/ Kolleen T. Kennedy	Director	February 27, 2023
Kolleen T. Kennedy

/s/ William Seeger	Director	February 27, 2023
William Seeger