Form 10-Q
period 2023-03-31
ICU MEDICAL INC/DE
filed 2023-05-09
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: March 31, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2023
Common	24,064,364

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2023

Forward-Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we may identify them by using words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "will," "continue," "could," "may," and by similar expressions and statements about aims, goals and plans. The forward-looking statements are based on the information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•our future growth; future operating results and financial condition (including, among other things, anticipated sales; accruals for restructuring charges, production costs; gross margins; litigation expense; future SG&A and R&D expenses; manufacturing expenses; our expectations regarding liquidity and capital resources over the next twelve months; capital expenditures;; source of funds for capital purchases and operations; future tax rates; alternative sources of capital or financing; changes in working capital items such as receivables and inventory; use of treasury stock; realizable value of our investment securities; future investment alternatives; foreign currency denominated financial instruments; and income taxes;

•factors affecting operating results, such as the impact of an increase in shipping costs; loss of a strategic relationship; change in demand for our products; domestic and international sales; expansion in international markets, future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products, benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the United States; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; results of R&D; our plans to repurchase shares of our common stock; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements;

•new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; the outcome of our strategic initiatives; regulatory approvals and compliance; including the work necessary to achieve regulatory clearance with respect to the Smiths Medical Warning Letter; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; foreign exchange risk; commodity price risk; plans to convert existing space; acquisitions of other businesses or product lines, and

•the impact of acquisitions and the integration of acquired businesses and product lines (including the Smiths Medical business).

The forward looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including without limitation, the following:

•our dependence on single and limited source third-party suppliers, which subjects our business and results of operations to risks of supplier business interruptions, and a loss or degradation in performance in our suppliers;

•damage to any of our manufacturing facilities or disruption to our supply chain network;

•prolonged periods of inflation, rising interest rates and the impact of foreign currency exchange rates as a result of the current global macroeconomic and geopolitical conditions;

•the impact of the COVID-19 pandemic on the way we, our suppliers and our customers operate and the duration, and the extent to which this will impact our business, future results of operations, liquidity and overall financial performance;

•significant sales through our distributors;

•our failure to achieve expected operating efficiencies or expense reductions associated with cost reduction and restructuring efforts;

•our failure to compete successfully with our competitors and maintain market share;

•our inability to fund substantial investment in product development and recover such investment through commercial product sales;

•significant decline in demand for our products;

•continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement;

•failure to protect our information technology systems against security breaches, service interruptions, or misappropriation of data;

•disruptions at the FDA, other government agencies or notified bodies caused by funding shortages or global health concerns;

•actual or perceived failures to comply with foreign, federal, and state data privacy and security laws, regulations and standards, or certain fraud and abuse and transparency laws;

•our failure to defend and enforce our patents or other proprietary rights and the cost of enforcing and of defending patent claims or claims of other proprietary rights; and expiration of our patents;

•our exposure to risks related to foreign currency exchange rates;

•any significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs;

•additional risks from international sales, related to competition with larger international companies and established local companies and our possibly higher cost structure;

•our failure to effectively manage our growth and change to our business resulting from the Smiths Medical acquisition or any other future acquisitions;

•the actual impact of the Smiths Medical acquisition on our financial results and our use of a significant portion of our cash on hand and incurrence of a substantial amount of debt to finance the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

For a more detailed discussion of these factors, see the information under the sections entitled “Summary Risk Factors,” Part I. Item 1A. “Risk Factors” and Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report, and the sections in this Quarterly Report on Form 10-Q entitled Part II. Item 1A “Risk Factors” and Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case as updated by our periodic filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	March 31, 2023	December 31, 2022
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220,947	$208,784
Short-term investment securities	3,235	4,224
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	224,182	213,008
Accounts receivable, net of allowance for doubtful accounts $10,337 at March 31, 2023 and $8,530 at December 31, 2022	139,459	221,719
Inventories	747,965	696,009
Prepaid income taxes	14,294	15,528
Prepaid expenses and other current assets	87,125	88,932
TOTAL CURRENT ASSETS	1,213,025	1,235,196

PROPERTY, PLANT AND EQUIPMENT, net	624,112	636,113
OPERATING LEASE RIGHT-OF-USE ASSETS	79,736	74,864
LONG-TERM INVESTMENT SECURITIES	—	516
GOODWILL	1,462,726	1,449,258
INTANGIBLE ASSETS, net	957,682	982,766
DEFERRED INCOME TAXES	31,466	31,466
OTHER ASSETS	101,885	105,462
TOTAL ASSETS	$4,470,632	$4,515,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$186,420	$215,902
Accrued liabilities	235,167	242,769
Current portion of long-term debt	35,063	29,688
Income tax payable	5,527	6,200
TOTAL CURRENT LIABILITIES	462,177	494,559

CONTINGENT EARN-OUT LIABILITY	24,905	25,572
LONG-TERM DEBT	1,612,196	1,623,675
OTHER LONG-TERM LIABILITIES	114,227	114,104
DEFERRED INCOME TAXES	114,594	126,007
INCOME TAX LIABILITY	42,134	41,796
COMMITMENTS AND CONTINGENCIES (Note 19)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 24,114 shares at March 31, 2023 and 23,995 shares at December 31, 2022; and outstanding — 24,064 shares at March 31, 2023 and 23,993 shares at December 31, 2022	2,411	2,399
Additional paid-in capital	1,339,908	1,331,249
Treasury stock, at cost (50,374 and 1,633 shares, respectively)	(8,006)	(243)
Retained earnings	827,689	837,501
Accumulated other comprehensive loss	(61,603)	(80,978)
TOTAL STOCKHOLDERS' EQUITY	2,100,399	2,089,928
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,470,632	$4,515,641
______________________________________________________
(1) December 31, 2022 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2023	2022
TOTAL REVENUES	$568,649	$543,122
COST OF GOODS SOLD	376,608	374,295
GROSS PROFIT	192,041	168,827
OPERATING EXPENSES:
Selling, general and administrative	152,572	153,212
Research and development	19,761	23,871
Restructuring, strategic transaction and integration	11,013	33,905
Change in fair value of contingent earn-out	(700)	—
TOTAL OPERATING EXPENSES	182,646	210,988
INCOME (LOSS) FROM OPERATIONS	9,395	(42,161)
INTEREST EXPENSE, NET	(22,515)	(13,055)
OTHER (EXPENSE) INCOME, net	(269)	415
LOSS BEFORE INCOME TAXES	(13,389)	(54,801)
BENEFIT FOR INCOME TAXES	3,577	16,733
NET LOSS	$(9,812)	$(38,068)
NET LOSS PER SHARE
Basic	$(0.41)	$(1.61)
Diluted	$(0.41)	$(1.61)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,014	23,646
Diluted	24,014	23,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three months ended March 31,
	2023	2022
NET LOSS	$(9,812)	$(38,068)
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of tax of $1,744 and $(7,312) for the three months ended March 31, 2023 and 2022, respectively.	(5,577)	23,572
Foreign currency translation adjustment, net of tax of $0 for all periods	24,983	(4,946)
Other adjustments, net of tax of $0 for all periods	(31)	15
Other comprehensive income, net of tax	19,375	18,641
COMPREHENSIVE INCOME (LOSS)	$9,563	$(19,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2023	23,995	$2,399	$1,331,249	$(243)	$837,501	$(80,978)	$2,089,928
Issuance of restricted stock and exercise of stock options	172	12	(503)	662	—	—	171
Tax withholding payments related to net share settlement of equity awards	(53)	—	—	(8,425)	—	—	(8,425)
Stock compensation	—	—	9,158	—	—	—	9,158
Other comprehensive income, net of tax	—	—	4	—	—	19,375	19,379
Net loss	—	—	—	—	(9,812)	—	(9,812)
Balance, March 31, 2023	24,114	$2,411	$1,339,908	$(8,006)	$827,689	$(61,603)	$2,100,399

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2022	21,280	$2,128	$721,412	$(27)	$911,787	$(19,269)	$1,616,031
Issuance of restricted stock and exercise of stock options	154	12	(2,965)	5,927	—	—	2,974
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(8,743)	—	—	(8,743)
Issuance of common stock for acquisitions	2,500	250	575,725	—	—	—	575,975
Stock compensation	—	—	12,092	—	—	—	12,092
Other comprehensive income, net of tax	—	—	—	—	—	18,641	18,641
Net loss	—	—	—	—	(38,068)	—	(38,068)
Balance, March 31, 2022	23,897	$2,390	$1,306,264	$(2,843)	$873,719	$(628)	$2,178,902

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,812)	$(38,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,744	53,138
Amortization of inventory step-up	—	14,370
Noncash lease expense	5,656	5,286
Provision for doubtful accounts	666	(548)
Provision for warranty, returns and field action	3,951	726
Stock compensation	9,158	12,092
Loss on disposal of property, plant and equipment and other assets	367	596
Bond premium amortization	5	130
Debt issuance costs amortization	1,701	1,643
Change in fair value of contingent earn-out	(700)	—
Usage of spare parts	4,384	2,223
Other	(40)	(1,649)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	82,028	22,489
Inventories	(49,370)	(36,170)
Prepaid expenses and other current assets	1,907	2,607
Other assets	(6,448)	(14,371)
Accounts payable	(27,525)	19,504
Accrued liabilities	(21,099)	(19,238)
Income taxes, including excess tax benefits and deferred income taxes	(9,328)	(26,102)
Net cash provided by (used in) operating activities	41,245	(1,342)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,205)	(23,606)
Proceeds from sale of assets	54	900
Business acquisitions, net of cash acquired	—	(1,844,164)
Intangible asset additions	(2,532)	(2,387)
Purchases of investment securities	—	(1,993)
Proceeds from sale and maturities of investment securities	1,500	3,500
Net cash used in investing activities	(15,183)	(1,867,750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	—	1,672,698
Principal repayments of long-term debt	(7,375)	(16,000)
Payment of third-party debt issuance costs	—	(1,852)
Proceeds from exercise of stock options	171	2,974
Payments on finance leases	(208)	(160)
Tax withholding payments related to net share settlement of equity awards	(8,425)	(8,743)
Net cash (used in) provided by financing activities	(15,837)	1,648,917
Effect of exchange rate changes on cash	1,938	(3,224)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,163	(223,399)
CASH AND CASH EQUIVALENTS, beginning of period	208,784	552,827
CASH AND CASH EQUIVALENTS, end of period	$220,947	$329,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Three months ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Accounts payable for property, plant and equipment	$2,223	$5,178

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Detail of assets acquired and liabilities assumed in acquisitions:
Fair value of assets acquired		$1,594,776
Cash paid for acquisitions, net of cash acquired		(1,844,164)
Issuance of common stock for acquisitions		(575,975)
Contingent consideration		(55,158)
Goodwill, acquired/adjusted during period		1,485,987
Liabilities assumed/Adjustments to liabilities assumed		$(605,466)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of ICU Medical, Inc., ("ICU" or the "Company"), a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU for the year ended December 31, 2022.

We develop, manufacture and sell innovative medical products used in infusion therapy, vascular access, and vital care applications. ICU's product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, peripheral IV catheters, and sterile IV solutions; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. We sell the majority of our products through our direct sales force and through independent distributors throughout the U.S. and internationally. We also sell certain products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. In the statements of operations we reclassified interest income to interest (expense) income, net from other (expense) income, net and in Note 5: Revenues, certain reclassifications were made to revenues disaggregated by product line and by geography. Also, in Note 9: Fair Value Measurements the table indicating the Level inputs for the assets and liabilities measured at fair value on a recurring basis was updated to correct the Level input identified for the hedge assets and liabilities. These reclassifications had no impact on total revenues, net loss, shareholder's equity or cash flows as previously reported.

Note 2:    New Accounting Pronouncements

Recently Issued Accounting Standards

    In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden for reference rate reform on financial reporting. Due to concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. Optional expedients may be applied to contracts that are modified as a result of the reference rate reform. Modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. Modifications of contracts within the scope of ASC 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (incremental borrowing rate). Exceptions to Topic 815, Derivatives and Hedging, results in not having a dedesignation of a hedging relationship if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. ASU No. 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848 deferred the sunset date to December 31, 2024. In November 2021, we entered into two forward-starting swaps whereby the variable leg of the swap referenced LIBOR. These swaps were amended in early 2022 to transition to an alternative reference rate (see Note 8: Derivatives and Hedging Activities). The amendments in this ASU allow for certain expedients that will allow us to assume that our hedged interest payments are probable of occurring regardless of any expected modification in their terms related to reference rate reform and will allow us to continue hedge accounting for a cash flow hedge for which the hedged interest rate risk changes if the hedge is highly effective under ASC 815, Derivatives and Hedging, or the optional expedient under this ASU is elected. The impact of this ASU on our contracts has not been and is not expected to be material.

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

Smiths became a related party to us when we issued 2.5 million shares of our common stock as partial consideration for the acquisition of Smiths Medical. Additionally, we entered into a transition services agreement ("TSA") with certain members of Smiths Group, plc. The TSA includes certain information technology, human resource and tax support services for an initial term of twelve months with the option to extend up to 24 months. During the three months ended March 31, 2023, we expensed $4.0 million for services provided under the TSA. As of March 31, 2023, we have $1.5 million in open payables related to the services received under the TSA.

Final Purchase Price Allocation

The following table summarizes the final purchase price and the final allocation of the purchase price related to the assets acquired and liabilities assumed (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated cash consideration for acquired assets	$1,922,955
Fair value of contingent consideration payable to Smiths	53,520

Issuance of ICU Medical, Inc. common shares:
Number of shares issued to Smiths	2,500
Price per share (ICU's opening market price on the acquisition date)	$230.39
Fair value of ICU shares issued to Smiths	$575,975
Total Consideration	$2,552,450

Purchase Price Allocation:
Cash and cash equivalents	$78,791
Accounts receivable	106,132
Inventories	228,919
Prepaid expenses and other current assets	53,554
Property, plant and equipment	206,333
Operating lease right-of-use assets	55,161
Intangible assets(1)	945,000
Other assets	379
Accounts payable	(105,291)
Accrued liabilities(2)	(173,151)
Income tax payable	(40,312)
Other long-term liabilities	(85,490)
Deferred income taxes	(187,455)
Total identifiable net assets acquired	$1,082,570
Goodwill - not tax deductible	1,469,880
Estimated Purchase Consideration	$2,552,450
_______________________________
(1)    Identifiable intangible assets include $510.0 million of customer relationships, $400.0 million of developed technology, $30.0 million of internally developed software, and $5.0 million of trademark. The estimated weighted-average amortization period for the total identifiable intangible assets is approximately nine years, and, for each identifiable intangible asset is estimated as follows: eight years for customer relationships, ten years for developed technology, five years for internally developed software, and six months for the trademark.
(2)    Accrued liabilities includes, among other things, accrued warranty reserves, accrued restructuring initiatives, accrued salaries and related benefits, deferred revenue and accrued sales and use taxes.

The identifiable intangible assets and other long-lived assets acquired have been valued utilizing Level 3 inputs as defined in Note 9: Fair Value Measurements. The fair value of identifiable intangible assets was generally developed using the income approach and are based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; royalty rates; customer retention rates; and/or estimated useful lives. Certain other intangible assets were valued using a cost to replace method, estimating the labor and non-labor costs required to replace the asset under the premise that it was not part of the transaction. Property, plant and equipment was valued with the consideration of remaining economic lives. The raw materials inventory was valued at historical cost and adjusted for any obsolescence which we estimate to approximate replacement cost, the work in process inventory was valued at estimated sales proceeds less costs to complete and costs to sell, and finished goods inventory was valued at estimated sales proceeds less costs to sell. The prepaid expenses and other current assets and assumed liabilities were recorded at their carrying values as of the date of the acquisition, as their carrying values approximated their fair values due to their short-term nature.

Unaudited Pro Forma Information

Smiths Medical is included in our consolidated results beginning on January 7, 2022. Total revenues and net loss attributable to Smiths Medical for the period from January 7, 2022 to March 31, 2022 were estimated to be $214.9 million and

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$40.4 million. The following unaudited pro forma financial information presents the combined results of operations of ICU and Smiths Medical as if the acquisition had occurred on January 1, 2022. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

Three months ended March 31, 2022
(In thousands)
Revenues	$563,743
Net Loss	$(34,994)

The unaudited pro forma results presented above include the impact of the following adjustments: incremental amortization expense on intangible assets acquired of $3.3 million for the three months ended March 31, 2022, incremental interest expense, including amortization of debt discount and debt issuance costs, on the Senior Secured Credit Facilities (as defined in Note 17: Long-Term Debt) of $0.8 million for the three months ended March 31, 2022. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for Smiths Medical's historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

Note 4: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $11.0 million and $33.9 million for the three months ended March 31, 2023 and 2022, respectively.

Restructuring

    During the three months ended March 31, 2023 and 2022, restructuring charges were $2.7 million and $3.2 million, respectively and were primarily related to severance costs.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the three months ended March 31, 2023 (in thousands):

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2023	$4,416	$1,507	$5,923
Charges incurred	2,732	—	2,732
Payments	(1,284)	—	(1,284)
Other(1)	(291)	(620)	(911)
Currency translation	70	16	86
Accrued balance, March 31, 2023	$5,643	$903	$6,546
__________________________
(1) Other, primarily relates to prior year accrued restructuring charges for estimated facility closure costs that were reversed during the three months ended March 31, 2023.

Strategic Transaction and Integration Expenses

    We incurred and expensed $8.3 million and $30.7 million in strategic transaction and integration expenses during the three months ended March 31, 2023 and 2022, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three months ended March 31, 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The strategic transaction and integration expenses for the three months ended March 31, 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical (see Note 3: Acquisitions) which primarily included legal expenses, bank fees, a United Kingdom stamp tax, and employee costs.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5: Revenue

Revenue Recognition

    As part of the integration of our acquisition of Smiths Medical, we have now migrated to our new business unit structure of Consumables, Infusion Systems and Vital Care. The vast majority of our sales of products within these business units are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment. However, for purposes of revenue recognition for our software licenses and renewals, we consider the control of these products to be transferred to a customer at a certain point in time; therefore, we recognize revenue at the start of the applicable license term.

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

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended March 31,
Product line	2023	2022
Consumables	$236,122	$240,189
Infusion Systems	161,713	138,227
Vital Care	170,814	164,706
Total Revenues	$568,649	$543,122

For the three months ended March 31, 2023 and 2022, net sales to Medline made up approximately 15% of total revenues.

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended March 31,
Geography	2023	2022
United States	$359,187	$347,791
Europe, the Middle East and Africa	98,986	86,204
APAC	58,624	64,831
Other Foreign	51,852	44,296
Total Revenues	$568,649	$543,122

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract balances

    The following table presents the changes in our contract balances for the three months ended March 31, 2023 and 2022 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2023	$(45,866)
Equipment revenue recognized	5,976
Equipment revenue deferred due to implementation	(7,236)
Software revenue recognized	4,108
Software revenue deferred due to implementation	(5,362)
Government grant deferred revenue	(861)
Government grant recognized	218
Other deferred revenue	(403)
Other deferred revenue recognized	1,915
Ending balance, March 31, 2023	$(47,511)

Beginning balance, January 1, 2022	$(7,461)
Fair value of acquired deferred revenue	(51,245)
Equipment revenue recognized	5,574
Equipment revenue deferred due to implementation	(3,447)
Software revenue recognized	4,299
Software revenue deferred due to implementation	(4,777)
Government grant deferred revenue	(2,266)
Government grant recognized	171
Other deferred revenue	(767)
Other deferred revenue recognized	1,683
Ending balance, March 31, 2022	$(58,236)

Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of payments.

As of March 31, 2023, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in millions)	< 12 Months	> 12 Months
Equipment revenue	$(17,464)	$(1,327)
Software revenue	(8,323)	(829)
Government grant revenue	(1,422)	(13,441)
Other revenue*	(3,711)	(994)
Total	$(30,920)	$(16,591)
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table presents the components of our lease cost (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$6,150	$5,178
Finance lease cost — interest	29	29
Finance lease cost — reduction of ROU asset	225	170
Short-term lease cost	13	3
Total lease cost	$6,417	$5,380

Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,051	$6,548
Operating cash flows from finance leases	$29	$29

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,979	$1,493
Finance leases	$340	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of
	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$79,736	$74,864

Accrued liabilities	$20,150	$18,169
Other long-term liabilities	63,062	60,916
Total operating lease liabilities	$83,212	$79,085

Weighted-Average Remaining Lease Term
Operating leases	6.0 years	6.1 years

Weighted-Average Discount Rate
Operating leases	4.27%	4.34%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	March 31, 2023	December 31, 2022
Finance leases
Finance lease right-of-use assets	$2,758	$2,598

Accrued liabilities	$903	$816
Other long-term liabilities	1,939	1,855
Total finance lease liabilities	$2,842	$2,671

Weighted-Average Remaining Lease Term
Finance leases	4.5 years	4.8 years

Weighted-Average Discount Rate
Finance leases	4.47%	4.23%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2023, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$17,505	$778
2024	20,211	766
2025	14,957	545
2026	13,244	423
2027	9,635	198
2028	14,315	189
Thereafter	3,844	237
Total Lease Payments	93,711	3,136
Less imputed interest	(10,499)	(294)
Total	$83,212	$2,842

Note 7:    Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. Due to the net loss for the three months ended March 31, 2023 and 2022, any potentially dilutive common shares were not included in the computation of diluted earnings per share as they would have had an anti-dilutive effect; therefore, basic and diluted net loss per share are equal for each of the three months ended March 31, 2023 and 2022.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Net (loss) income	$(9,812)	$(38,068)
Weighted-average number of common shares outstanding (basic)	24,014	23,646
Dilutive securities(1)	—	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,014	23,646
EPS — basic	$(0.41)	$(1.61)
EPS — diluted	$(0.41)	$(1.61)
_______________________________
(1)    Due to the net loss for the three months ended March 31, 2023 and 2022, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Czech Koruna ("CZK"), Japanese Yen ("JPY"), Swedish Krona ("SEK"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately twelve months. The total notional amount of these outstanding derivative contracts as of March 31, 2023 was $101.8 million, which included the notional equivalent of $3.6 million in MXN, $26.4 million in Euros, $4.7 million in CZK, $21.2 million in JPY, $14.8 million in CNH, $2.7 million in SEK, $13.1 million in CAD, $13.1 million in AUD and $2.2 million in other foreign currencies, with terms currently through June 2024.

Cross-currency Par Forward Contracts

We enter into cross-currency par forward contracts to hedge a portion of our Mexico forecasted expenses denominated in MXN. These contracts are agreements to exchange cash flows from one currency to another at specified intervals over the contract term with all exchanges occurring at the same predetermined rate. In November 2021, we entered into a one-year cross-currency par forward contract with a term from December 1, 2021 to December 1, 2022. The total notional amount of this outstanding derivative as of March 31, 2022 was approximately 311.6 million MXN. This derivative instrument matures in equal monthly amounts at a fixed forward rate of 21.60 MXN/USD.

Floating Interest Rate Risk

In November 2021, in anticipation of entering into the new senior secured credit facilities in January 2022, which includes a variable-rate term loan A and a variable-rate term loan B (see Note 17: Long-Term Debt), we entered into two forward-starting interest rate swaps. In February 2022, certain terms under the agreements were amended to reflect the transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"), an alternative reference rate. Under the interest rate swap agreements, we exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027. We will pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis excluding its final maturity on March 30, 2026. We will pay a fixed rate of 1.17% and will receive the greater of 3-month USD SOFR or 0.35%. These swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of March 31, 2023
Prepaid expenses and other current assets	$7,433	$25,560	$32,993
Other assets	51	19,672	19,723
Total assets	$7,484	$45,232	$52,716

Accrued liabilities	$2,132	$—	$2,132
Other long-term liabilities	41	—	41
Total liabilities	$2,173	$—	$2,173

As of December 31, 2022
Prepaid expenses and other current assets	$4,860	$28,431	$33,291
Other assets	94	26,753	26,847
Total assets	$4,954	$55,184	$60,138

Accrued liabilities	$1,847	$—	$1,847
Other long-term liabilities	167	—	167
Total liabilities	$2,014	$—	$2,014

We recognized the following gains on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net loss (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three months ended March 31,
	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,451	$3,112
Interest rate swaps	(2,584)	30,051
Total derivatives designated as cash flow hedging instruments	$(133)	$33,163

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain (Loss) Reclassified From Accumulated Other Comprehensive (Loss) Income into Income
		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Total revenues	$(1,922)	$2,543
Foreign exchange contracts	Cost of goods sold	1,500	(513)
Foreign exchange contracts	Other (expense) income, net(1)	229	—
Foreign exchange contracts	Interest expense(2)	13	249
Interest rate swaps	Interest expense	7,369	—
Total derivatives designated as cash flow hedging instruments		$7,189	$2,279
_______________________________
(1)    Represents location of gain reclassified from accumulated other comprehensive income into income as a result of ineffectiveness.
(2)    Represents location of gain reclassified from accumulated other comprehensive income into income as a result of forecasted transactions no longer probable of occurring.

As of March 31, 2023, we expect an estimated $5.3 million in deferred gains on the outstanding foreign exchange contracts and an estimated $26.3 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent Earn-out Liabilities

On January 6, 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving certain Price Targets from the closing date to either the third or fourth anniversary of closing (see Note 3: Acquisitions for additional information) and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we will remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated financial statements in the period recognized. As of March 31, 2023, the estimated fair value of the contingent earn-out is $20.3 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the measurement period related to (i) above ended, and based on the actual revenue achieved during the measurement period we determined that the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met. As of March 31, 2023, the estimated fair value for the contingent earn-out related to certain product-related regulatory certifications was estimated to be $1.5 million.

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out payment shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of both March 31, 2023 and December 31, 2022, the estimated fair value of the contingent earn-out is $2.6 million. The estimated fair value of the contingent earn-out is calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met.

    Our contingent earn-out liabilities are separately stated on our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2023	$25,572
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(700)
Currency translation	33
Accrued balance, March 31, 2023	$24,905

Earn-out Liability
Accrued balance, January 1, 2022	$2,589
Acquisition date fair value estimate of earn-out(2)	55,158
Currency translation	$(46)
Accrued balance, March 31, 2022	$57,701
_______________________________
(1) Primarily relates to Smiths Medical.
(2) $53.5 million relates to our acquisition of Smiths Medical and $1.6 million relates to our acquisition of a small foreign infusions systems supplier in the fourth quarter of 2021 (see Note 3: Acquisitions).

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical:

Smiths Medical Earn-out Liability

Simulation Input	As of March 31, 2023	As of December 31, 2022
Volatility	36.00%	38.00%
Risk-Free Rate	3.83%	4.17%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements as of March 31, 2023
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$1,320	$—	$1,320	$—
Short-term U.S. treasury securities	1,417	1,417	—	—
Short-term government bonds	498	—	498	—

Foreign exchange contracts:
Prepaid expenses and other current assets	7,433	—	7,433	—
Other assets	51	—	51	—
Interest rate contracts:
Prepaid expenses and other current assets	25,560	—	25,560	—
Other assets	19,672	—	19,672	—
Total Assets	$55,951	$1,417	$54,534	$—

Liabilities:
Contingent earn-out liability - LT	$24,905	$—	$—	$24,905
Foreign exchange contracts:
Accrued liabilities	2,132	—	2,132	—
Other long-term liabilities	41	—	41	—
Total Liabilities	$27,078	$—	$2,173	$24,905

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2022
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$2,314	$—	$2,314	$—
Short-term U.S. treasury securities	1,412	1,412	—	—
Short-term government bonds	498	—	498	—
Long-term corporate bonds	516	—	516	—

Foreign exchange forwards:
Prepaid expenses and other current assets	4,860	—	4,860	—
Other assets	94	—	94	—
Interest rate contracts:
Prepaid expenses and other current assets	28,431	—	28,431	—
Other assets	26,753	—	26,753	—

Total Assets	$64,878	$1,412	$63,466	$—

Liabilities:
Contingent earn-out liability - LT	$25,572	$—	$—	$25,572
Foreign exchange contracts:
Accrued liabilities	1,847	—	1,847	—
Other long-term liabilities	167	—	167	—
Total Liabilities	$27,586	$—	$2,014	$25,572

Note 10: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities currently consist of short-term and long-term corporate bonds, short-term U.S. treasury securities and long-term government bonds and are considered “investment grade” and are carried at fair value. We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, we determine whether any portion of the decline in fair value below the amortized cost basis is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive income (loss). We did not have any investments in available-for-sale debt securities in unrealized loss positions as of March 31, 2023 or December 31, 2022.

The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in interest expense, net in our condensed consolidated statements of operations. Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on the disposal of these investments. The scheduled maturities of the debt securities are between 2022 and 2024. All short-term investment securities are callable within one year.

Our short-term and long-term investments in available-for-sale securities consist of the following (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$1,320	$—	$1,320
Short-term U.S. treasury securities	1,417	—	1,417
Short-term government bonds	498	—	498
Total investment securities	$3,235	$—	$3,235

	As of December 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$2,314	$—	$2,314
Short-term U.S. treasury securities	1,412	—	1,412
Short-term government bonds	498	—	498
Long-term corporate bonds	516	—	516
Total investment securities	$4,740	$—	$4,740

Investments in Non-Marketable Equity Securities

During the third quarter of 2021, we acquired an approximate 20% non-marketable equity interest in a nonpublic company and entered into a three-year distribution agreement where we have the exclusive rights to market, sell and distribute the company's products in exchange for a cash payment of $3.3 million. In addition, we were granted an exclusive license for all of the seller's intellectual property. At the expiration of the distribution agreement we have the right but not the obligation to acquire the remaining interest in the business.

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We record our share of the investee's income or (loss) on a one quarter lag. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our condensed consolidated balance sheets (see Note 11: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the three months ended March 31, 2023 and 2022. We did not receive any dividend distributions from this investment during the three months ended March 31, 2023 and 2022.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Equity method investment	$3,166	$3,178

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Other prepaid expenses and receivables	$26,332	$21,635
Prepaid vendor expenses	1,862	3,052
Deferred costs	3,638	2,395
Prepaid insurance and property taxes	10,638	16,322
VAT/GST receivable	3,030	3,546
Deferred tax charge	3,830	3,830
Foreign exchange contracts	7,433	4,860
Interest rate contracts	25,560	28,431
Deposits	1,263	1,329
Other	3,539	3,532
	$87,125	$88,932

Other assets consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Pump lease receivables	$28,821	$27,086
Spare parts	40,598	38,498
Equity method investments	3,166	3,178
Deferred debt issuance costs	4,727	5,156
Finance lease right-of-use assets	2,758	2,598
Interest rate contracts	19,672	26,753
Other	2,143	2,193
	$101,885	$105,462

Note 12: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Raw materials	$317,340	$286,964
Work in process	73,708	73,795
Finished goods	356,917	335,250
Total inventories	$747,965	$696,009

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Machinery and equipment	$430,258	$414,811
Land, building and building improvements	275,463	274,063
Molds	77,557	77,203
Computer equipment and software	119,438	115,214
Furniture and fixtures	30,166	29,876
Instruments placed with customers(1)	102,666	98,481
Construction in progress	138,996	152,909
Total property, plant and equipment, cost	1,174,544	1,162,557
Accumulated depreciation	(550,432)	(526,444)
Property, plant and equipment, net	$624,112	$636,113
______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $23.4 million and $21.4 million for the three months ended March 31, 2023 and 2022, respectively.

Note 14: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2023	$1,449,258
Currency translation	13,468
Balance as of March 31, 2023	$1,462,726

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	March 31, 2023
		Cost	Accumulated Amortization	Net
Patents	10	$30,735	$19,092	$11,643
Customer contracts	12	10,046	6,527	3,519
Non-contractual customer relationships	8	550,703	118,687	432,016
Trademarks	1	5,425	5,425	—
Trade name	15	18,249	6,247	12,002
Developed technology	10	584,957	123,357	461,600
Non-compete	3	9,100	5,800	3,300
Total amortized intangible assets		$1,209,215	$285,135	$924,080

Internally developed software*		$33,602		$33,602

Total intangible assets		$1,242,817	$285,135	$957,682
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2022
		Cost	Accumulated Amortization	Net
Patents	10	$29,998	$18,610	$11,388
Customer contracts	12	10,026	6,443	3,583
Non-contractual customer relationships	8	546,935	101,556	445,379
Trademarks	1	5,425	5,425	—
Trade name	15	18,251	5,959	12,292
Developed technology	10	583,176	108,708	474,468
Non-compete	3	9,100	5,250	3,850
Total amortized intangible assets		$1,202,911	$251,951	$950,960

Internally developed software*		$31,806		$31,806

Total intangible assets		$1,234,717	$251,951	$982,766
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. During the three months ended March 31, 2023 and 2022, intangible asset amortization expense was $32.3 million and $31.7 million, respectively.

As of March 31, 2023 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2023	$98,853
2024	131,665
2025	124,073
2026	123,438
2027	117,400
2028	110,442
Thereafter	218,209
Total	$924,080

Note 15:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Salaries and benefits	$47,808	$44,304
Incentive compensation	22,579	30,254
Operating lease liability-ST	20,150	18,169
Accrued sales taxes	6,158	5,844
Restructuring accrual	6,546	5,923
Deferred revenue	30,991	30,838
Accrued other taxes	2,524	5,794
Accrued professional fees	6,823	5,317
Legal accrual	3,137	3,137
Distribution fees	11,502	17,063
Warranties and returns	3,201	3,097
Field service corrective action(1)	27,898	24,517
Accrued freight	11,116	17,988
Foreign exchange contracts	2,132	1,847
Accrued research and development	6,562	3,538
Accrued audit fees	6,355	6,279
Defined benefit plan	2,974	2,928
Accrued interest	693	1,033
Other	16,018	14,899
	$235,167	$242,769
___________________________
(1)     Relates to field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Operating lease liability-LT	$63,062	$60,916
Benefits	5,252	5,314
Accrued rent	955	997
Finance lease liability-LT	1,939	1,855
Deferred revenue	16,591	16,239
Field service corrective action(1)	25,294	25,294
Other	1,134	3,489
	$114,227	$114,104
______________________________
(1)    Relates to field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

Note 16:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 27% for the three months ended March 31, 2023, as compared to 31% for the three months ended March 31, 2022.

    The effective tax rate for the three months ended March 31, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits and the following discrete items recognized during the interim period:

•Excess tax provision recognized on stock option exercises and the vesting of restricted stock units during the three months ended March 31, 2023 of $0.7 million.
•The revaluation of the contingent consideration during the three months ended March 31, 2023 of $0.7 million, resulted in a tax expense of $0.0 million.

    The effective tax rate for the three months ended March 31, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, FDII and tax credits. The effective tax rate during the three months ended March 31, 2022 included a discrete tax benefit of $2.6 million related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

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

During March 2022, we prepaid $16.0 million in principal payments on the Term Loan A principal balance. For the three months ended March 31, 2023, we paid total of $7.4 million in principal payments on both Term Loans.

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

We were in compliance with all financial covenants as of March 31, 2023.

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of March 31, 2023	Effective Interest Rate	As of December 31, 2022

Senior Secured Credit Facilities:
Term Loan A — principal	7.42%	$828,750	3.99%	$834,000
Term Loan B — principal	7.76%	841,500	4.61%	843,625
Revolving Credit Facility — principal	—%	—	—%	—
Less unamortized debt issuance costs(1)		(22,991)		(24,262)
Total carrying value of long-term debt		1,647,259		1,653,363
Less current portion of long-term debt		35,063		29,688
Long-term debt, net		$1,612,196		$1,623,675
_______________________________

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)    Comprised of $11.8 million and $11.2 million relating to the Term Loan A and the Term Loan B, respectively, as of March 31, 2023.

As of March 31, 2023, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

Remainder of 2023	$22,312
2024	51,000
2025	51,000
2026	72,250
2027	672,563
2028	8,500
Thereafter	792,625
Total	$1,670,250

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended March 31,
	2023	2022
Contractual interest	$29,263	$10,017
Amortization of debt issuance costs	1,701	1,643
Commitment fee — Revolving Credit Facility	368	351
Total long-term debt-related interest expense	$31,332	$12,011

Note 18: Stockholders' Equity

Shareholders Agreement

At the completion of the Smiths Medical acquisition on January 6, 2022, Smiths owned approximately 10.5% of the total outstanding shares of our common stock (see Note 3: Acquisitions). At closing, in connection with the issuance of the share consideration, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Smiths. The Shareholders Agreement imposes certain restrictions on Smiths including prohibiting certain transfers of the shares of our common stock issued (i) for 6 months following the closing of the acquisition and (ii) to certain of our competitors and certain other parties, as well as customary standstill limitations. The Shareholders Agreement also permits Smiths to designate one individual for election to our Board of Directors (the "Board") so long as Smiths beneficially owns at least 5.0% of the total outstanding shares of our common stock. On February 1, 2022, our Board appointed a new director designated by Smiths pursuant to the Shareholders Agreement who was elected to the Board at the 2022 Annual Meeting of Stockholders held in May 2022. This appointment expanded the size of our Board from eight to nine members. See our Current Report on Form 8-K filed on February 1, 2022 for additional information.

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended March 31, 2023, we did not purchase any shares of our common stock under our share purchase plan. As of March 31, 2023, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 17: Long-Term Debt).

    For the three months ended March 31, 2023, we withheld 52,764 shares of our common stock from employee vested restricted stock units in consideration for $8.4 million in payments made on the employees' behalf for their minimum statutory

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
income tax withholding obligations. For the three months ended March 31, 2022, we withheld 37,279 shares of our common stock from employee vested restricted stock units in consideration for $8.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2023	$(122,973)	$40,779	$1,216	$(80,978)
Other comprehensive income (loss) before reclassifications	24,983	(113)	(31)	24,839
Amounts reclassified from AOCI	—	(5,464)	—	(5,464)
Other comprehensive income (loss)	24,983	(5,577)	(31)	19,375
Balance as of March 31, 2023	$(97,990)	$35,202	$1,185	$(61,603)

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2022	$(19,045)	$(237)	$13	$(19,269)
Other comprehensive (loss) income before reclassifications	(4,946)	25,782	15	20,851
Amounts reclassified from AOCI	—	(2,210)	—	(2,210)
Other comprehensive (loss) income	(4,946)	23,572	15	18,641
Balance as of March 31, 2022	$(23,991)	$23,335	$28	$(628)

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

Contingencies

On January 6, 2022, we acquired Smiths Medical. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price from the closing date to either the third or fourth anniversary of closing. As of March 31, 2023, the estimated fair value of the contingent earn-out is $20.3 million (see Note 9: Fair Value Measurements).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective action was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance and could differ from the original estimate. The estimated field service corrective action recorded at March 31, 2023 is $48.6 million.

In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the measurement period related to (i) above ended and based on the actual revenue achieved during the measurement period we determined that the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met. As of March 31, 2023, the estimated fair value of the contingent earn-out related to certain product-related regulatory certification was estimated to be $1.5 million (see Note 9: Fair Value Measurements).

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of March 31, 2023, the estimated fair value of the contingent earn-out is $2.6 million (see Note 9: Fair Value Measurements).

Commitments

    We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 6: Leases).

Note 20:     Collaborative and Other Arrangements

    On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") whereby (i) Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSAs are to be jointly managed by both Pfizer and ICU. The initial supply price, which is subject to an annual update, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The amendments included a change to the term of the agreement to end on December 31, 2024 with Pfizer's unilateral election to extend through December 31, 2025. Other changes to the terms of the MSA included (i) amendments to our level of supply of products to Pfizer, (ii) certain changes to our manufacturing lines, (iii) updates to our supply price with added volume price tiers for annual periods and (iv) certain minimum purchase requirements for certain products. On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our MSA, whereby Pfizer manufactures and supplies to us certain agreed upon products. The Product Addendum includes the supply of additional product to us subject to certain time and pricing terms and conditions. The Product Addendum includes a minimum purchase obligation of $29.6 million and expired on November 30, 2022. As of November 30, 2022, we have satisfied the minimum purchase obligations under the Product Addendum.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21: Accounts Receivable Purchase Program

On January 19, 2023, we entered into a revolving $150 million uncommitted receivables purchase agreement with Bank of The West ("BOW") which provides for a less expensive form of capital. The discount rate applied to the sold receivables equals a rate per annum equal to the sum of (i) an applicable margin of 1.75%, plus (ii) Term SOFR for a period equal to the discount period which is calculated with respect to the payment terms of the specific receivable. The accounts receivable sold have payment terms ranging between 30 and 60 days, and are related to customer accounts with good credit history. The transfer of the purchased accounts receivable under the agreement is intended to be an absolute and irrevocable transfer constituting a true sale as the transferred receivables have been isolated beyond the reach of the Company and our creditors, even in bankruptcy or other receivership. We do not retain effective control over the sold receivables and BOW has the right upon purchase to pledge and/or exchange the transferred assets without restrictions. The Company acts as collection agent for BOW and collection services are undertaken by our accounts receivable personnel in their normal course of business and collected funds are remitted to BOW. We do not have any continuing involvement with the sold receivables other than the collection services which does not provide us with more than a trivial benefit. The discount rate has been negotiated net of consideration for the collection services, the cost of collection is immaterial to the Company; therefore, we did not separately record any related servicing assets or liabilities as of March 31, 2023.

For the three months ended March 31, 2023, the carrying value of trade receivables sold to BOW in connection with the purchase program was $139.6 million. In exchange for the sale of trade receivables, we received cash of $138.8 million. The sale of the receivables resulted in a loss of $0.8 million recorded in other (expense) income, net in our condensed consolidated statement of operations. For the three months ended March 31, 2023, we have collected and remitted $81.6 million in cash to BOW. As of March 31, 2023, cash remaining to be collected on behalf of BOW was $58.0 million, which has been removed from our condensed consolidated balance sheet as of March 31, 2023 and is reflected as cash provided by operating activities in the condensed consolidated statement of cash flows. There were no such balances at December 31, 2022. The carrying value of the sold receivables approximated the fair value at March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption entitled “Forward-Looking Statements” in this section and Part I, Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K.

    When used in this report, the terms “we,” “us,” and “our” refer to ICU Medical, Inc. ("ICU") and its consolidated subsidiaries included in our condensed consolidated financial statements unless context requires otherwise.

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

Products

As of March 31, 2023, our primary product offerings have been classified into our new business units as listed below. We have presented our financial results in accordance with these product lines:

Consumables

Our Consumables business unit includes Infusion Therapy, Oncology, Vascular Access and Tracheostomy products.

Infusion Therapy

Our Infusion Therapy products include non-dedicated infusion sets, extension sets, needle-free connectors, and disinfection caps. Infusion sets used in hospitals and ambulatory clinics consist of flexible sterile tubing running from an IV bag or bottle containing a drug product or solution to a catheter inserted in a patient’s vein that may or may not be used with an infusion pump. Disinfection caps are used to actively disinfect access points into the infusion sets and catheters. Our primary Infusion Therapy products are:

•Clave™ needlefree products, including the MicroClave, MicroClave Clear, and NanoClave™ brand of connectors, accessories, extension and administration sets used for the administration of IV fluids and medications and the Neutron catheter patency device, used to help maintain patency of central venous catheters;

•Neutron™ catheter patency device, used to help maintain patency of central venous catheters;

•Tego™ needlefree connector utilized to access catheters for hemodialysis and apheresis applications; and

•ClearGuard™, SwabCap™ and SwabTip™ disinfection caps.

Oncology

Closed System Transfer Devices ("CSTD") and hazardous drug compounding systems are used to prepare and deliver hazardous IV medications such as those used in chemotherapy, which, if released, can have harmful effects on the healthcare worker and environment. Our primary Oncology products are:

•ChemoLockTM CSTD, which utilizes a proprietary needlefree connection method, is used for the preparation and administration of hazardous drugs. ChemoLock is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury;

•ChemoClaveTM, an ISO Connection standard and universally compatible CSTD used for the preparation and administration of hazardous drugs. ChemoClave utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems. ChemoClave also is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminate the risk of needlestick injury; and

•GRIPPER® non-coring needles for portal access.

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

Vascular Access

Our vascular access products allow clinicians to safely access the patients' bloodstream to deliver fluids and medication or to obtain blood samples. Our primary Vascular Access products are:

•Jelco® safety and conventional peripheral IV catheters and sharps safety devices for hypodermic injection, designed to help prevent accidental needlestick injury;

•Safe-T Wing® venipuncture and blood collection devices;

•Port-A-Cath® implantable ports;

•DELTEC® implantable ports;

•Portex® arterial blood sampling syringes;

•PowerWand® midline catheters; and

•Cleo® subcutaneous infusion catheters and sets.

Tracheostomy

Our tracheostomy products enable placement of a secure airway using both surgical and percutaneous insertion techniques. Our primary Tracheostomy products includes:

•Portex BLUselect® PVC tracheostomy tubes feature an inner cannula as well as a Suctionaid option for above the cuff suctioning and vocalization capability;

•Portex Bivona® silicone tracheostomy tubes offer the added benefits of comfort and mobility and come in a variety of configurations suited to meet the clinical needs of neonatal through adult patients; and

•Portex BLUperc® percutaneous insertion kits allow for safe placement of the tracheostomy tube at the bedside.

Infusion Systems

    We offer a wide range of infusion pumps, dedicated IV sets, software and professional services. Our primary Infusion System products are:

Large Volume Pump ("LVP") Hardware and Dedicated IV Sets:

•Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. The pumps work with dedicated IC sets. Plum 360 was named the 2018, 2019, 2020, and 2022 Best in KLAS winner as top-performing IV smart pump and was the first medical device to be awarded UL Cybersecurity Assurance Program Certification. Also, in 2021 and 2022, the Plum 360 won the award as the top-performing Smart Pump EMR-Integrated.

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

Vital Care

Our Vital Care business unit includes IV Solutions, Critical Care, General Anesthesia and Respiratory, Temperature Management Solutions and Regional Anesthesia/Pain Management products.

IV Solutions

Our IV Solutions products include a broad portfolio of injection, irrigation, nutrition and specialty IV solutions including:

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

Hemodynamic Monitoring

Our Hemodynamic Monitoring products help clinicians get accurate real-time access to patients’ hemodynamic and cardiac status with an extensive portfolio of monitoring systems and advanced sensors & catheters. Measurements provided by our systems help clinicians determine how well the heart is pumping blood and how efficiently oxygen from the blood is being used by the tissues. Our Hemodynamic Monitoring products include:

•Cogent™ 2-in-1 hemodynamic monitoring system;
•CardioFlo™ hemodynamic monitoring system;
•TDQ™ and OptiQ™ cardiac output monitoring catheters;
•TriOxTM venous oximetry catheters;
•Transpac™ blood pressure transducers; and
•SafeSet™ closed blood sampling and conservation system.
•MEDEX® LogiCal® Pressure Monitoring System and components.

    General Anesthesia & Respiratory

We offer a broad range of anesthesia systems and devices and breathing circuits, ventilation, respiratory and specialty airway products that maintain patients’ airways before, during and after surgery. Our primary Anesthesia & Respiratory products are:

•Portex® acapella® bronchial hygiene products used to mobilize pulmonary secretions to facilitate the opening of airways in patients with chronic respiratory diseases such as chronic obstructive pulmonary disease, or COPD, asthma and cystic fibrosis.

    Temperature Management Solutions

Temperature Management solutions systems are used in perioperative and critical care settings to help monitor and regulate patient temperature. Our primary Temperature Management products include:

•Level 1® rapid infusion, fluid warming, routine blood and fluid warming, irrigation fluid warming, convective patient warming and temperature probes.

    Regional Anesthesia/Pain Management Trays

We offer a comprehensive range of Portex® regional anesthesia/pain management trays and components. Our primary products include:

•Epidural Trays;
•Spinal Trays;
•Combined (CSE) Trays;
•Peripheral Nerve Block Trays; and
•Specialty Trays (Lumbar Puncture, Amniocentesis, Myelogram).

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

COVID-19 Pandemic and other Global Geopolitical Events

Our business operations have been, and we may continue to be, impacted by the novel coronavirus and its variants ("COVID-19"), which has caused lower hospital admissions and medical procedure volumes and by the continuing conflict between Russia and Ukraine. These events have resulted in global economic challenges, and impacts to us and our business, such as rising inflation, especially with respect to freight costs driven by the higher fuel prices, increased cost of raw materials as well as shortages, and supply chain disruptions which negatively impacted our gross profit margin during 2022. The rising interest rates and foreign currency impact due to the strengthening of the U.S. dollar have also impacted our results of operations during 2022 and 2023.

While we continually monitor the ongoing and evolving impact of the above events on our operations the overall impact remains uncertain and may not be fully reflected until future periods. The overall impact to our results of operations will depend on factors such as the duration and extent of the impact from the COVID-19 pandemic, the conflict in the Ukraine and the related global economic challenges, none of which can be fully predicted at this time. See “Part I. Item 1A. Risk Factors” in our 2022 Annual Report on Form 10K for a discussion of risks and uncertainties.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three months ended March 31, 2023 and 2022, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2023	2022
Total revenues	100%	100%
Gross profit	34%	31%
Selling, general and administrative expenses	27%	28%
Research and development expenses	3%	4%
Restructuring, strategic transaction and integration expenses	2%	6%
Change in fair value of contingent earn-out	—%	—%
Total operating expenses	32%	38%
Income (loss) from operations	2%	(7)%
Interest expense, net	(4)%	(3)%
Other (expense) income, net	—%	—%
Loss before income taxes	(2)%	(10)%
Benefit for income taxes	1%	3%
Net loss	(1)%	(7)%

Seasonality/Quarterly Results

There are no significant seasonal aspects to our business. We can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and customer inventory levels, and less by seasonality . Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Non-GAAP Financial Measures

In addition to comparing changes in revenue on a U.S. GAAP basis, we also compare the changes in revenue from one period to another using constant currency. The presentation of revenues on a constant currency basis is a non-GAAP financial measure that excludes the impact of fluctuations in foreign currency exchange rates that occurred between the comparative periods. We provide constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. We believe this information is useful to investors to facilitate comparisons and better identify trends in our business. Our constant currency revenues reflect current period local currency revenues at prior period's average exchange rates. We consistently apply this approach to revenues for all currencies where the functional currency is not the U.S. dollar. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

Consumables

    The following table summarizes our total Infusion Consumables revenue (in millions):

	Three months ended March 31,
	2023	2022	$ Change	% Change
Consumables	$236.1	$240.2	$(4.1)	(1.7)%

Consumables revenue decreased for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to a decrease in our Vascular Access revenues and the impact of foreign exchange rate changes. These decreases were partially offset by an increase in Infusion Therapy and Tracheostomy revenues and the impact on revenue of an additional eight billing days in the current quarter related to Smiths Medical which was acquired on January 6, 2022. On a constant currency basis, Consumables revenue was $241.9 million, an increase of $1.7 million or 0.7% during the three months ended March 31, 2023, as compared to the same period in the prior year.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended March 31,
	2023	2022	$ Change	% Change
Infusion Systems	$161.7	$138.2	$23.5	17.0%

Infusion Systems revenue increased for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to higher sales of our ambulatory infusion and syringe pump products and the impact on revenue of an additional eight billing days in the current quarter related to Smiths Medical which was acquired January 6, 2022, these increases were partially offset by the impact of foreign exchange rate changes. On a constant currency basis, Infusion Systems revenue was $166.9 million, an increase of $28.7 million or 20.7% for the three months ended March 31, 2023, as compared to the same period in the prior year.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions):

	Three months ended March 31,
	2023	2022	$ Change	% Change
Vital Care	$170.8	$164.7	$6.1	3.7%

Vital Care revenue increased for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to higher sales of our critical care and temperature management products and the impact on revenue of an additional eight billing days in the current quarter related to Smiths Medical which was acquired January 6, 2022, these increases were partially offset by the impact of foreign exchange rate changes. On a constant currency basis, Vital Care revenue was $174.9 million, an increase of $10.2 million or 6.2% for the three months ended March 31, 2023, as compared to the same period in the prior year.

Gross Margins

    For the three months ended March 31, 2023 and 2022, gross margins were 33.8% and 31.1%, respectively. The increase in gross margins for the three months ended March 31, 2023, as compared to the same period in the prior year, was primarily driven by the cost recognition of the purchase accounting write-up of inventory in 2022, the impact of foreign exchange rate changes and lower freight costs for the three months ended March 31, 2023 as compared to the same period in the prior year.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended March 31,
	2023	2022	$ Change	% Change
SG&A	$152.6	$153.2	$(0.6)	(0.4)%

SG&A expenses slightly decreased for the three months ended March 31, 2023, as compared to the same period in the prior year. For the three months ended March 31, 2023, dealer fees decreased $4.7 million and stock compensation decreased $3.4 million. These decreases were mostly offset by an increase of $2.6 million in compensation costs, an increase of $1.7 million in commissions and an increase of $1.5 million in depreciation and amortization. Dealer fees decreased due to a decrease in revenues to distributors. Stock based compensation decreased due to additional compensation expense recorded in the same period in the prior year due to changes in the probability of performance shares expected to be earned. Compensation costs increased over the same period in the prior year primarily due to an increase in incentive compensation which was based on a larger employee population in the current year period. Commissions increased due to the increase in revenues and depreciation and amortization increased based on the depreciation of higher fixed asset balances and a full quarter of both depreciation expense and amortization expense related to Smith's Medical acquired at the beginning of 2022.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended March 31,
	2023	2022	$ Change	% Change
R&D	$19.8	$23.9	$(4.1)	(17.2)%

R&D expenses decreased for the three months ended March 31, 2023, as compared to the same period in the prior year. R&D expenses during both periods primarily relate to headcount and employment expense in support of ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $11.0 million and $33.9 million for the three months ended March 31, 2023 and 2022, respectively.

Restructuring charges

    Restructuring charges were $2.7 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively, and were primarily related to severance costs. We expect to pay the majority of unpaid restructuring charges as of March 31, 2023 during the remainder of 2023 and 2024.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $8.3 million and $30.7 million for the three months ended March 31, 2023 and 2022, respectively. The strategic transaction and integration expenses during the three months ended March 31, 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The strategic transaction and integration expenses for the three months ended March 31, 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 which primarily included legal expenses, bank fees, a United Kingdom stamp tax and employee costs.

Change in Fair Value of Contingent Earn-out

For the three months ended March 31, 2023 there was a gain of $0.7 million primarily related to the change in fair value of contingent earn-out related to the Smiths Medical acquisition.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest expense	$(24,266)	$(13,644)
Interest income	1,751	589
Interest expense, net	$(22,515)	$(13,055)

    Interest expense, net for the three months ended March 31, 2023 and 2022 primarily includes the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement and the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 17: Long-Term Debt in our accompanying condensed consolidated financial statements for additional information). The interest expense increased for the three months ended March 31, 2023, as compared to March 31, 2022, primarily due to increases in the applicable SOFR reference rate.

Other (Expense) Income, net

The following table presents other (expense) income, net (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Foreign exchange gains, net	$162	$223
Loss on disposition of assets	(297)	(312)
Other miscellaneous (expense) income, net	(134)	504
Other (expense) income, net	$(269)	$415

Income Taxes

    For the three months ended March 31, 2023 and 2022, income taxes were accrued at an estimated effective tax rate of 27% and 31%, respectively.

The effective tax rate for the three months ended March 31, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three months ended March 31, 2023 included a tax provision of $0.7 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate for the three months ended March 31, 2023 also included a nil tax impact related to the revaluation of contingent consideration of $0.7 million.

    The effective tax rate for the three months ended March 31, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits. The effective tax rate during the three months ended March 31, 2022 included a tax benefit of $2.6 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period.

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

Funds generated from operations are held in cash and cash equivalents and investment securities. During the three months ended March 31, 2023, our cash and cash equivalents and short-term investment securities increased by $11.2 million from $213.0 million at December 31, 2022 to $224.2 million at March 31, 2023. This increase was primarily due to cash generated from operations. Our short-term investment portfolio consists of investment-grade corporate and federal bonds and U.S. treasury securities and is primarily intended to facilitate capital preservation.

2022 Credit Agreement and Access to Capital

As discussed in Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.7 billion as of March 31, 2023, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of March 31, 2023. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3/Ba3	Stable
Fitch	BB/BBB-	Negative
Standard & Poor's	BB-/BB-	Stable

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with stepdowns to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of March 31, 2023.

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations including the cash received from our uncommitted trade accounts receivable purchase facility and the funds received and accessible under the Senior Secured Credit Facilities will provide us with sufficient liquidity to finance our cash requirements for the next twelve months. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. "Risk Factors” in our 2022 Annual Report on Form 10-K for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

At March 31, 2023, there have been no material changes to our estimate for 2023 planned capital expenditures from the estimate previously disclosed in our 2022 Annual Report on Form 10-K.

Contractual Obligations

Our principal commitments at March 31, 2023 include both short and long-term future obligations.

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

	(in millions)
	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter
Term Loan A Principal Payments	$15.9	$42.5	$42.5	$63.8	$664.1	$—	$—
Term Loan A Interest Payments	43.7	47.8	37.5	35.7	0.6	—	—
Term Loan B Principal Payments	6.4	8.5	8.5	8.5	8.5	8.5	792.6
Term Loan B Interest Payments	47.7	54.1	45.2	45.5	44.8	44.5	0.7
Revolver Commitment Fee	1.1	1.5	1.5	1.5	—	—	—
	$114.8	$154.4	$135.2	$155.0	$718.0	$53.0	$793.3

Other Future Capital Investments

At March 31, 2023, there have been no material changes to our estimate for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, as previously disclosed in our 2022 Annual Report on Form 10-K.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the three months ended March 31, 2023 was $41.2 million. Net income plus adjustments for non-cash net expenses contributed $71.1 million. Net cash used in operations as a result of changes in operating assets and liabilities was $29.8 million. The changes in operating assets and liabilities included a $49.4 million increase in inventories, a $6.4 million increase in other assets, a $21.1 million decrease in accrued liabilities, a $27.5 million decrease in accounts payable, and $9.3 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $82.0 million decrease in accounts receivable and a $1.9 million decrease in prepaid expenses and other current assets. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts. The decrease in accrued liabilities was primarily due to the payout of annual bonuses, payment of accrued freight charges and payment of distribution fees. The decrease in accounts payable was due to the timing of payments. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with Bank of the West (see Note 21: Accounts Receivable Purchase Program).

Our net cash provided by operations for the three months ended March 31, 2022 was $1.3 million. Net income plus adjustments for non-cash net expenses contributed $49.9 million. Net cash used in operations as a result of changes in operating assets and liabilities was $51.3 million. The changes in operating assets and liabilities included a $36.2 million increase in inventories, a $14.4 million increase in other assets, a $19.2 million decrease in accrued liabilities and $26.1 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $22.5 million decrease in accounts receivable, a $2.6 million decrease in prepaid expenses and other current assets and a $19.5 million increase in accounts payable. The increase in inventory was primarily due to the increase in safety stock. The increase in other assets was due to the purchase of spare parts and the capitalization of debt issuance costs allocated to the revolving credit facility. The decrease in accrued liabilities was primarily due to the payout of annual bonuses. The net changes in income taxes was a result of the timing of payments. The decrease in accounts receivable was primarily due to collection efforts and the timing of revenue. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in deferred costs mostly offset by capitalized debt issuance costs allocated to the revolving credit facility. The increase in accounts payable was due to the timing of payments.

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2023	2022	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(14,205)	$(23,606)	$9,401	(1)
Proceeds from sale of assets	54	900	(846)
Business acquisitions, net of cash acquired	—	(1,844,164)	1,844,164	(2)
Intangible asset additions	(2,532)	(2,387)	(145)
Purchases of investment securities	—	(1,993)	1,993	(3)
Proceeds from sale of investment securities	1,500	3,500	(2,000)	(4)
Net cash used in investing activities	$(15,183)	$(1,867,750)	$1,852,567
_______________________________
(1) Our purchases of property, plant and equipment will also vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
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

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2023	2022	Change
Financing Cash Flows:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	$—	$1,672,698	$(1,672,698)	(1)
Principal payments on long-term debt	(7,375)	(16,000)	8,625	(2)
Payment of third-party debt issuance costs	—	(1,852)	1,852	(2)
Proceeds from exercise of stock options	171	2,974	(2,803)	(3)
Payments on finance leases	(208)	(160)	(48)
Tax withholding payments related to net share settlement of equity awards	(8,425)	(8,743)	318	(4)
Net cash provided by (used in) financing activities	$(15,837)	$1,648,917	$(1,664,754)
_______________________________
(1)    In January 2022, we borrowed an aggregate of $1.7 billion under the Senior Secured Credit Facilities to partially finance our acquisition of Smiths Medical (see Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements for additional information). The proceeds were net of $27.3 million in payments of lender debt issuance costs.
(2)    For the three months ended March 31, 2023, relates to scheduled principal payments on the Senior Secured Credit Facilities. For the three months ended March 31, 2022, relates to payment of $16.0 million of principal payments on the Senior Secured Credit Facilities and $1.9 million in third-party debt issuance costs.
(3)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(4) During the three months ended March 31, 2023, our employees surrendered 52,764 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.4 million in minimum statutory withholding obligations paid on their behalf. During the three months ended March 31, 2022, our employees surrendered 37,279 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.7 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of March 31, 2023, all of the $100.0 million available for purchase was remaining under the plan.

Critical Accounting Policies

In our 2022 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies from those previously disclosed in our 2022 Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 2: New Accounting Pronouncements in Part I, Item 1. "Financial Statements."
Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Credit Facility

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an initial applicable margin of 1.75% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an initial applicable margin of 2.5%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from March 31, 2023, the additional annual interest expense or savings related to the term loans would amount to approximately $16.7 million.

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

Accounts Receivable Purchase Program

Additionally, our accounts receivable purchase program with Bank of the West bears discount rates tied to SOFR. These variable discount rates would affect the amount of factoring costs we incur, and the amount of cash we receive upon the sales of accounts receivable under this program. A 1% increase in SOFR rates on the accounts receivable sales would not have a material impact on our results of operations.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna, Japanese Yen, U.S. Dollar, Chinese Renminbi, Canadian Dollar, Swedish Krona and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 8: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At March 31, 2023, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivative contracts by approximately $1.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

    Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 19. Commitments and Contingencies to the Condensed Consolidated Financial Statements, and is incorporated herein by reference.

Item 1A.Risk Factors

    In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2022 Annual Report on Form 10-K, as well as the information contained in this Quarterly Report, in each case as updated by our periodic reports and registration statements filed with the SEC. There have been no material changes to the risk factors disclosed in Part I. Item 1A of our 2022 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the first quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
01/01/2023 — 01/31/2023	—	$—	—	$100,000,000
02/01/2023 — 02/28/2023	—	$—	—	$100,000,000
03/01/2023 — 03/31/2023	—	$—	—	$100,000,000
First quarter of 2023 total	—	$—	—	$100,000,000
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

Item 6. Exhibits
Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.1	Non-employee director compensation.

Exhibit 101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	May 8, 2023
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)