Form 10-Q
period 2023-06-30
ICU MEDICAL INC/DE
filed 2023-08-07
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2023
Common	24,135,869

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2023

Forward-Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including Part 1. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we may identify them by using words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward-looking statements are based on the information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

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

•new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; the outcome of our strategic initiatives; regulatory approvals and compliance; including the work necessary to achieve regulatory compliance with respect to the Smiths Medical Warning Letter; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; foreign exchange risk; commodity price risk; plans to convert existing space; acquisitions of other businesses or product lines, and

•the impact of acquisitions and the integration of acquired businesses and product lines (including the Smiths Medical business).

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

For a more detailed discussion of these factors, see the information under the sections entitled “Summary Risk Factors,” Part I. Item 1A. “Risk Factors” and Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”), and the sections in this Quarterly Report on Form 10-Q entitled Part II. Item 1A “Risk Factors” and Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case as updated by our periodic filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	June 30, 2023	December 31, 2022
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,887	$208,784
Short-term investment securities	1,812	4,224
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	197,699	213,008
Accounts receivable, net of allowance for doubtful accounts $10,028 at June 30, 2023 and $8,530 at December 31, 2022	162,225	221,719
Inventories	775,269	696,009
Prepaid income taxes	13,766	15,528
Prepaid expenses and other current assets	95,783	88,932
TOTAL CURRENT ASSETS	1,244,742	1,235,196

PROPERTY, PLANT AND EQUIPMENT, net	616,540	636,113
OPERATING LEASE RIGHT-OF-USE ASSETS	76,028	74,864
LONG-TERM INVESTMENT SECURITIES	—	516
GOODWILL	1,464,478	1,449,258
INTANGIBLE ASSETS, net	929,830	982,766
DEFERRED INCOME TAXES	31,466	31,466
OTHER ASSETS	99,960	105,462
TOTAL ASSETS	$4,463,044	$4,515,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$167,054	$215,902
Accrued liabilities	254,508	242,769
Current portion of long-term debt	40,375	29,688
Income tax payable	19,954	6,200
Contingent earn-out liability	1,989	—
TOTAL CURRENT LIABILITIES	483,880	494,559

CONTINGENT EARN-OUT LIABILITY	26,944	25,572
LONG-TERM DEBT	1,600,720	1,623,675
OTHER LONG-TERM LIABILITIES	109,858	114,104
DEFERRED INCOME TAXES	89,684	126,007
INCOME TAX LIABILITY	37,140	41,796
COMMITMENTS AND CONTINGENCIES (Note 19)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 24,114 shares at June 30, 2023 and 23,995 shares at December 31, 2022; and outstanding — 24,104 shares at June 30, 2023 and 23,993 shares at December 31, 2022	2,411	2,399
Additional paid-in capital	1,345,057	1,331,249
Treasury stock, at cost (10,048 and 1,633 shares, respectively)	(1,611)	(243)
Retained earnings	817,755	837,501
Accumulated other comprehensive loss	(48,794)	(80,978)
TOTAL STOCKHOLDERS' EQUITY	2,114,818	2,089,928
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,463,044	$4,515,641
______________________________________________________
(1) December 31, 2022 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
TOTAL REVENUES	$549,310	$561,004	$1,117,959	$1,104,126
COST OF GOODS SOLD	356,983	393,411	733,591	767,706
GROSS PROFIT	192,327	167,593	384,368	336,420
OPERATING EXPENSES:
Selling, general and administrative	150,895	158,748	303,467	311,960
Research and development	22,302	22,562	42,063	46,433
Restructuring, strategic transaction and integration	12,354	13,525	23,367	47,430
Change in fair value of contingent earn-out	4,016	(27,194)	3,316	(27,194)
TOTAL OPERATING EXPENSES	189,567	167,641	372,213	378,629
INCOME (LOSS) FROM OPERATIONS	2,760	(48)	12,155	(42,209)
INTEREST EXPENSE, net	(24,121)	(15,440)	(46,636)	(28,495)
OTHER EXPENSE, net	(1,502)	(1,366)	(1,771)	(951)
LOSS BEFORE INCOME TAXES	(22,863)	(16,854)	(36,252)	(71,655)
BENEFIT FOR INCOME TAXES	12,929	9,380	16,506	26,113
NET LOSS	$(9,934)	$(7,474)	$(19,746)	$(45,542)
NET LOSS PER SHARE
Basic	$(0.41)	$(0.31)	$(0.82)	$(1.91)
Diluted	$(0.41)	$(0.31)	$(0.82)	$(1.91)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,075	23,897	24,045	23,787
Diluted	24,075	23,897	24,045	23,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
NET LOSS	$(9,934)	$(7,474)	$(19,746)	$(45,542)
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $1,687 and $4,730 for the three months ended June 30, 2023 and 2022, respectively, and $(57) and $11,681 for the six months ended June 30, 2023 and 2022, respectively.	5,274	8,144	(303)	31,716
Foreign currency translation adjustment, net of tax of $0 for all periods	7,569	(99,805)	32,552	(104,751)
Other adjustments, net of tax of $0 for all periods	(34)	14	(65)	29
Other comprehensive income (loss), net of tax	12,809	(91,647)	32,184	(73,006)
COMPREHENSIVE INCOME (LOSS)	$2,875	$(99,121)	$12,438	$(118,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2023	23,995	$2,399	$1,331,249	$(243)	$837,501	$(80,978)	$2,089,928
Issuance of restricted stock and exercise of stock options	172	12	(503)	662	—	—	171
Tax withholding payments related to net share settlement of equity awards	(53)	—	—	(8,425)	—	—	(8,425)
Stock compensation	—	—	9,158	—	—	—	9,158
Other comprehensive income, net of tax	—	—	4	—	—	19,375	19,379
Net loss	—	—	—	—	(9,812)	—	(9,812)
Balance, March 31, 2023	24,114	$2,411	$1,339,908	$(8,006)	$827,689	$(61,603)	$2,100,399
Issuance of restricted stock and exercise of stock options	2	—	(4,626)	6,688	—	—	2,062
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(293)	—	—	(293)
Stock compensation	—	—	9,773	—	—	—	9,773
Other comprehensive income, net of tax	—	—	2	—	—	12,809	12,811
Net loss	—	—	—	—	(9,934)	—	(9,934)
Balance, June 30, 2023	24,114	$2,411	$1,345,057	$(1,611)	$817,755	$(48,794)	$2,114,818

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2022	21,280	$2,128	$721,412	$(27)	$911,787	$(19,269)	$1,616,031
Issuance of restricted stock and exercise of stock options	154	12	(2,965)	5,927	—	—	2,974
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(8,743)	—	—	(8,743)
Issuance of common stock for acquisitions	2,500	250	575,725	—	—	—	575,975
Stock compensation	—	—	12,092	—	—	—	12,092
Other comprehensive income, net of tax	—	—	—	—	—	18,641	18,641
Net loss	—	—	—	—	(38,068)	—	(38,068)
Balance, March 31, 2022	23,897	$2,390	$1,306,264	$(2,843)	$873,719	$(628)	$2,178,902
Issuance of restricted stock and exercise of stock options	10	—	(4,428)	4,446	—	—	18
Tax withholding payments related to net share settlement of equity awards	(8)	—	—	(1,695)	—	—	(1,695)
Stock compensation	—	—	7,762	—	—	—	7,762
Other comprehensive loss, net of tax	—	—	—	—	—	(91,647)	(91,647)
Net loss	—	—	—	—	(7,474)	—	(7,474)
Balance, June 30, 2022	23,899	$2,390	$1,309,598	$(92)	$866,245	$(92,275)	$2,085,866

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,746)	$(45,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	113,244	119,697
Amortization of inventory step-up	—	22,676
Noncash lease expense	11,110	10,888
Provision for doubtful accounts	399	(99)
Provision for warranty, returns and field action	7,070	1,483
Stock compensation	18,931	19,854
Loss on disposal of property, plant and equipment and other assets	1,019	267
Bond premium amortization	8	211
Debt issuance costs amortization	3,404	3,495
Change in fair value of contingent earn-out liability	3,316	(27,194)
Usage of spare parts	10,056	5,229
Other	2,909	(2,807)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	46,796	(1,090)
Inventories	(76,040)	(100,024)
Prepaid expenses and other current assets	2,983	4,710
Other assets	(12,698)	(17,323)
Accounts payable	(46,864)	22,149
Accrued liabilities	(104)	(33,509)
Income taxes, including excess tax benefits and deferred income taxes	(26,022)	(45,798)
Net cash provided by (used in) operating activities	39,771	(62,727)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,489)	(48,039)
Proceeds from sale of assets	1,431	900
Business acquisitions, net of cash acquired	—	(1,844,164)
Intangible asset additions	(4,651)	(4,440)
Purchases of investment securities	—	(3,397)
Proceeds from sale and maturities of investment securities	2,920	26,198
Net cash used in investing activities	(32,789)	(1,872,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	—	1,672,631
Principal repayments of long-term debt	(14,813)	(18,125)
Payment of third-party debt issuance costs	—	(1,852)
Proceeds from exercise of stock options	2,233	2,992
Payments on finance leases	(436)	(321)
Tax withholding payments related to net share settlement of equity awards	(8,718)	(10,438)
Net cash (used in) provided by financing activities	(21,734)	1,644,887
Effect of exchange rate changes on cash	1,855	(6,347)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,897)	(297,129)
CASH AND CASH EQUIVALENTS, beginning of period	208,784	552,827
CASH AND CASH EQUIVALENTS, end of period	$195,887	$255,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Six months ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Accounts payable for property, plant and equipment	$2,362	$5,539

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Detail of assets acquired and liabilities assumed in acquisitions:
Fair value of assets acquired		$1,658,692
Cash paid for acquisitions, net of cash acquired		(1,844,164)
Issuance of common stock for acquisitions		(575,975)
Contingent consideration		(55,158)
Goodwill, acquired/adjusted during period		1,437,811
Liabilities assumed/Adjustments to liabilities assumed		$(621,206)

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

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. In the statements of operations we reclassified interest income to interest expense, net from other expense, net and in Note 5: Revenues, certain reclassifications were made to revenues disaggregated by product line and by geography. Also, in Note 9: Fair Value Measurements the table indicating the Level inputs for the assets and liabilities measured at fair value on a recurring basis was updated to correct the Level input identified for the hedge assets and liabilities. These reclassifications had no impact on total revenues, net loss, shareholder's equity or cash flows as previously reported.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3:    Acquisitions

2022 Acquisition

On January 6, 2022, we acquired 100.0% of the equity interests in Smiths Medical, the holding company of Smiths Group plc's global medical device business, from Smiths Group International Holdings Limited (“Smiths”). Consistent with our strategic growth plans, the acquisition of Smiths Medical enabled us to broaden our product offerings to include syringe and ambulatory infusion devices, vascular access, and vital care products and to strengthen and expand our global market reach.

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

Smiths became a related party to us when we issued 2.5 million shares of our common stock as partial consideration for the acquisition of Smiths Medical. Additionally, we entered into a transition services agreement ("TSA") with certain members of Smiths Group, plc. The TSA includes certain information technology, human resource and tax support services for an initial term of twelve months with the option to extend up to 24 months. During the three and six months ended June 30, 2023, we expensed $3.9 million and $7.9 million, respectively, for services provided under the TSA. As of June 30, 2023, we have $1.0 million in open payables related to the services received under the TSA.

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

Unaudited Pro Forma Information

Smiths Medical is included in our consolidated results beginning on January 7, 2022. Total revenues and net loss attributable to Smiths Medical for the period from January 7, 2022 to June 30, 2022 were estimated to be $437.8 million and

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$65.5 million, respectively, and for the three months ended June 30, 2022 were estimated to be $222.9 million and $26.0 million, respectively. The following unaudited pro forma financial information presents the combined results of operations of ICU and Smiths Medical as if the acquisition had occurred on January 1, 2022. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

(In thousands)	Three months ended June 30, 2022	Six months ended June 30, 2022
Revenues	$561,004	$1,124,823
Net Loss	$(7,474)	$(59,425)

The unaudited pro forma results presented above include the impact of the following adjustments: incremental amortization expense on intangible assets acquired of $1.3 million and $55.5 million for the three and six months ended June 30, 2022, incremental interest expense, including amortization of debt discount and debt issuance costs on the Senior Secured Credit Facilities (as defined in Note 17: Long-Term Debt) of $0.8 million and $25.4 million for the three and six months ended June 30, 2022. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for Smiths Medical's historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

Note 4: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $12.4 million and $13.5 million for the three months ended June 30, 2023 and 2022, respectively and $23.4 million and $47.4 million for the six months ended June 30, 2023 and 2022, respectively.

Restructuring

    During the three and six months ended June 30, 2023, restructuring charges were $1.3 million and $4.0 million, respectively, as compared to $1.7 million and $4.9 million, respectively, for the three and six months ended June 30, 2022 and were primarily related to severance costs for all periods.

The following table summarizes the activity in our restructuring-related accrual by major type of cost (in thousands):

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2023	$4,416	$1,507	$5,923
Charges incurred	2,732	—	2,732
Payments	(1,284)	—	(1,284)
Other(1)	(291)	(620)	(911)
Currency translation	70	16	86
Accrued balance, March 31, 2023	$5,643	$903	$6,546
Charges incurred	1,290	20	1,310
Payments	(3,302)	(27)	(3,329)
Currency translation	227	17	244
Accrued balance, June 30, 2023	$3,858	$913	$4,771
__________________________
(1) Other, primarily relates to prior year accrued restructuring charges for estimated facility closure costs that were reversed during the three months ended March 31, 2023.

Strategic Transaction and Integration Expenses

    We incurred and expensed $11.1 million and $11.8 million in strategic transaction and integration expenses during the three months ended June 30, 2023 and 2022, respectively, and we incurred and expensed $19.4 million and $42.5 million in strategic transaction and integration expenses during the six months ended June 30, 2023 and 2022, respectively, which are

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and six months ended June 30, 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The strategic transaction and integration expenses for the three and six months ended June 30, 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 (see Note 3: Acquisitions) which primarily included legal expenses, bank fees, and employee costs. The six months ended June 30, 2022 also included a United Kingdom stamp tax.

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

    We also warranty products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available at that time and our historical experience. We also provide for extended service-type warranties, which we consider to be separate performance obligations. We allocate a portion of the transaction price to the extended service-type warranty based on its estimated relative stand-alone selling price, and recognize revenue over the period the warranty service is provided.

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product line	2023	2022	2023	2022
Consumables	$236,976	$240,995	$473,098	$481,184
Infusion Systems	153,142	148,644	314,855	286,871
Vital Care	159,192	171,365	330,006	336,071
Total Revenues	$549,310	$561,004	$1,117,959	$1,104,126

For the three and six months ended June 30, 2023 and 2022, net sales to Medline made up approximately 15% of total revenues.

The following table represents our revenues disaggregated by geography (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended June 30,		Six months ended June 30,
Geography	2023	2022	2023	2022
United States	$347,866	$363,866	$707,053	$711,657
Europe, the Middle East and Africa	89,994	87,415	188,980	173,619
APAC	60,031	60,447	118,655	125,278
Other Foreign	51,419	49,276	103,271	93,572
Total Revenues	$549,310	$561,004	$1,117,959	$1,104,126

Contract balances

    The following table presents the changes in our contract balances for the six months ended June 30, 2023 and 2022 (in thousands):

Contract Liabilities
Beginning balance, January 1, 2023	$(45,866)
Equipment revenue recognized	16,793
Equipment revenue deferred	(16,625)
Software revenue recognized	9,041
Software revenue deferred	(8,875)
Government grant deferred income	(944)
Government grant recognized*	647
Other deferred revenue	(688)
Other deferred revenue recognized	3,514
Ending balance, June 30, 2023	$(43,003)

Beginning balance, January 1, 2022	$(7,461)
Fair value of acquired deferred revenue	(51,245)
Equipment revenue recognized	14,606
Equipment revenue deferred	(7,349)
Software revenue recognized	8,737
Software revenue deferred	(9,067)
Government grant deferred income	(2,972)
Government grant recognized*	232
Other deferred revenue	(1,005)
Other deferred revenue recognized	2,458
Ending balance, June 30, 2022	$(53,066)
____________________________
*The government grant deferred income is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of payments.

As of June 30, 2023, revenue from remaining performance obligations is as follows:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Recognition Timing
(in millions)	< 12 Months	> 12 Months
Equipment deferred revenue	$(15,605)	$(790)
Software deferred revenue	(8,001)	(699)
Government grant deferred income*	(1,451)	(13,064)
Other deferred revenue**	(2,591)	(802)
Total	$(27,648)	$(15,355)
_________________________________
*The government grant deferred income is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
**Other deferred revenue includes pump development programs, purchased training and extended warranty.
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

    Our leases are for corporate, research and development and sales and support offices, distribution facilities, device service centers and certain equipment. Our leases have original lease terms of one year to fifteen years, some of which include options to extend the leases for up to an additional five years. For all of our leases, we do not include optional periods of extension in our current lease terms because we determine the exercise of options to extend is not reasonably certain.

The following table presents the components of our lease cost (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$6,043	$5,475	$12,193	$10,653
Finance lease cost — interest	31	28	60	57
Finance lease cost — reduction of ROU asset	254	170	479	340
Short-term lease cost	13	3	26	6
Total lease cost	$6,341	$5,676	$12,758	$11,056

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

The following table presents the supplemental cash flow information related to our leases (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,336	$12,887
Operating cash flows from finance leases	$60	$57

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,153	$3,829
Finance leases	$804	$38

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of
	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$76,028	$74,864

Accrued liabilities	$19,187	$18,169
Other long-term liabilities	59,875	60,916
Total operating lease liabilities	$79,062	$79,085

Weighted-Average Remaining Lease Term
Operating leases	5.9 years	6.1 years

Weighted-Average Discount Rate
Operating leases	4.32%	4.34%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	June 30, 2023	December 31, 2022
Finance leases
Finance lease right-of-use assets	$3,019	$2,598

Accrued liabilities	$979	$816
Other long-term liabilities	2,134	1,855
Total finance lease liabilities	$3,113	$2,671

Weighted-Average Remaining Lease Term
Finance leases	4.3 years	4.8 years

Weighted-Average Discount Rate
Finance leases	4.77%	4.23%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2023, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$11,523	$601
2024	20,540	907
2025	15,225	686
2026	13,451	563
2027	9,831	248
2028	14,452	189
Thereafter	3,868	236
Total Lease Payments	88,890	3,430
Less imputed interest	(9,828)	(317)
Total	$79,062	$3,113

Note 7:    Net Loss Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. Due to the net loss for the three and six months ended June 30, 2023 and 2022, any potentially dilutive common shares were not included in the computation of diluted earnings per share as they would have had an anti-dilutive effect; therefore, basic and diluted net loss per share are equal for each of the three and six months ended June 30, 2023 and 2022.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(9,934)	$(7,474)	$(19,746)	$(45,542)
Weighted-average number of common shares outstanding (basic)	24,075	23,897	24,045	23,787
Dilutive securities(1)	—	—	—	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,075	23,897	24,045	23,787
EPS — basic	$(0.41)	$(0.31)	$(0.82)	$(1.91)
EPS — diluted	$(0.41)	$(0.31)	$(0.82)	$(1.91)
_______________________________
(1)    Due to the net loss for the three and six months ended June 30, 2023 and 2022, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Czech Koruna ("CZK"), Japanese Yen ("JPY"), Swedish Krona ("SEK"), Danish Krone ("DKK"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately eleven months. The total notional amount of these outstanding derivative contracts as of June 30, 2023 was $176.7 million, which included the notional equivalent of $45.9 million in MXN, $30.4 million in Euros, $8.6 million in CZK, $18.4 million in JPY, $7.9 million in CNH, $18.0 million in CAD, $13.2 million in AUD, $30.3 million in USD and $4.1 million in other foreign currencies, with terms currently through January 2025.

Cross-currency Par Forward Contracts

We have entered into cross-currency par forward contracts to hedge a portion of our Mexico forecasted expenses denominated in MXN. These contracts are agreements to exchange cash flows from one currency to another at specified intervals over the contract term with all exchanges occurring at the same predetermined rate. In November 2021, we entered into a one-year cross-currency par forward contract with a term from December 1, 2021 to December 1, 2022. The total notional amount of this outstanding derivative as of June 30, 2022 was approximately 208.2 million MXN. This derivative instrument matured in equal monthly amounts at a fixed forward rate of 21.60 MXN/USD.

Floating Interest Rate Risk

In November 2021, in anticipation of entering into the new senior secured credit facilities in January 2022, which includes a variable-rate term loan A and a variable-rate term loan B (see Note 17: Long-Term Debt), we entered into two forward-starting interest rate swaps. In February 2022, certain terms under the agreements were amended to reflect the transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"), an alternative reference rate. Under the interest rate swap agreements, we exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027. We will pay a fixed rate of 1.32% and will receive the greater of 3-months USD SOFR or (0.15)%. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis excluding its final maturity on March 30, 2026. We will pay a fixed rate of 1.17% and will receive the greater of 3-months USD SOFR or 0.35%.

In June 2023, we entered into an additional interest rate swap that hedges both term loan A and term loan B interest payments. The total notional amount of the swap is $300 million. The hedge matures on June 30, 2028. We will pay a fixed rate of 3.88% and will receive 3-months USD SOFR.

These swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of June 30, 2023
Prepaid expenses and other current assets	$11,533	$31,702	$43,235
Other assets	897	17,229	18,126
Total assets	$12,430	$48,931	$61,361

Accrued liabilities	$3,806	$—	$3,806
Other long-term liabilities	105	—	105
Total liabilities	$3,911	$—	$3,911

As of December 31, 2022
Prepaid expenses and other current assets	$4,860	$28,431	$33,291
Other assets	94	26,753	26,847
Total assets	$4,954	$55,184	$60,138

Accrued liabilities	$1,847	$—	$1,847
Other long-term liabilities	167	—	167
Total liabilities	$2,014	$—	$2,014

We recognized the following gains on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net loss (in thousands):

	Gain Recognized in Other Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$6,051	$5,225	$8,503	$8,337
Interest rate swaps	11,324	9,146	8,740	39,197
Total derivatives designated as cash flow hedging instruments	$17,375	$14,371	$17,243	$47,534

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain (Loss) Reclassified From Accumulated Other Comprehensive Loss into Income
			Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income		2023	2022	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Total revenues		$473	$1,813	$(1,448)	$4,356
Foreign exchange contracts	Cost of goods sold		2,316	1,563	3,816	1,049
Foreign exchange contracts	Other expense, net	(1)	—	—	229	—
Foreign exchange contracts	Interest expense	(2)	—	5	13	255
Interest rate swaps	Interest expense		7,625	(1,524)	14,993	(1,524)
Total derivatives designated as cash flow hedging instruments			$10,414	$1,857	$17,603	$4,136
_______________________________
(1)    Represents location of gain reclassified from accumulated other comprehensive loss into income as a result of ineffectiveness.
(2)    Represents location of gain reclassified from accumulated other comprehensive loss into income as a result of forecasted transactions no longer probable of occurring.

As of June 30, 2023, we expect an estimated $7.7 million in deferred gains on the outstanding foreign exchange contracts and an estimated $32.7 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent Earn-out Liabilities

On January 6, 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving certain Price Targets from the closing date to either the third or fourth anniversary of closing (see Note 3: Acquisitions for additional information) and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated financial statements in the period recognized. As of June 30, 2023, the estimated fair value of the contingent earn-out is $22.6 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the measurement period related to (i) above ended, and based on the actual revenue achieved during the measurement period we determined that the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met. As of June 30, 2023, the estimated fair value for the contingent earn-out related to certain product-related regulatory certifications was estimated to be $1.5 million.

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out payment shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of June 30, 2023, the estimated fair value of the contingent earn-out is $4.3 million. The estimated fair value of the contingent earn-out is calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met.

    Our contingent earn-out liabilities are separately stated on our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2023	$25,572
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(700)
Currency translation	33
Accrued balance, March 31, 2023	24,905
Change in fair value of earn-out (included in income from operations as a separate line item)(2)	4,016
Other	11
Currency translation	1
Accrued balance, June 30, 2023	$28,933

Earn-out Liability
Accrued balance, January 1, 2022	$2,589
Acquisition date fair value estimate of earn-out(3)	55,158
Currency translation	(46)
Accrued balance, March 31, 2022	57,701
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(27,194)
Currency translation	(98)
Accrued balance, June 30, 2022	$30,409
_______________________________
(1) Primarily relates to Smiths Medical.
(2) $2.3 million relates to Smiths Medical and $1.7 million relates to the earn-out in connection with our acquisition of a small foreign infusions systems supplier.
(3) $53.5 million relates to our acquisition of Smiths Medical and $1.6 million relates to our acquisition of a small foreign infusions systems supplier in the fourth quarter of 2021 (see Note 3: Acquisitions).

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical:

Smiths Medical Earn-out Liability

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Simulation Input	As of June 30, 2023	As of December 31, 2022
Volatility	34.00%	38.00%
Risk-Free Rate	4.62%	4.17%

Investments, Foreign Exchange Contracts and Interest Rate Contracts

    Our investments consist of corporate and government bonds and U.S. treasury securities. The fair value of our corporate and government bonds is estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs. The fair value of our U.S. treasury securities are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy.

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements as of June 30, 2023
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$1,313	$—	$1,313	$—
Short-term government bonds	499	—	499	—

Foreign exchange contracts:
Prepaid expenses and other current assets	11,533	—	11,533	—
Other assets	897	—	897	—
Interest rate contracts:
Prepaid expenses and other current assets	31,702	—	31,702	—
Other assets	17,229	—	17,229	—
Total Assets	$63,173	$—	$63,173	$—

Liabilities:
Contingent earn-out liability - ST	$1,989	$—	$—	$1,989
Contingent earn-out liability - LT	26,944	—	—	26,944
Foreign exchange contracts:
Accrued liabilities	3,806	—	3,806	—
Other long-term liabilities	105	—	105	—
Total Liabilities	$32,844	$—	$3,911	$28,933

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2022
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$2,314	$—	$2,314	$—
Short-term U.S. treasury securities	1,412	1,412	—	—
Short-term government bonds	498	—	498	—
Long-term corporate bonds	516	—	516	—

Foreign exchange forwards:
Prepaid expenses and other current assets	4,860	—	4,860	—
Other assets	94	—	94	—
Interest rate contracts:
Prepaid expenses and other current assets	28,431	—	28,431	—
Other assets	26,753	—	26,753	—

Total Assets	$64,878	$1,412	$63,466	$—

Liabilities:
Contingent earn-out liability - LT	$25,572	$—	$—	$25,572
Foreign exchange contracts:
Accrued liabilities	1,847	—	1,847	—
Other long-term liabilities	167	—	167	—
Total Liabilities	$27,586	$—	$2,014	$25,572

Note 10: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities currently consist of short-term corporate bonds and short-term government bonds and are considered “investment grade” and are carried at fair value. We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, we determine whether any portion of the decline in fair value below the amortized cost basis is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive income (loss). We did not have any investments in available-for-sale debt securities in unrealized loss positions as of June 30, 2023 or December 31, 2022.

The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in interest expense, net in our condensed consolidated statements of operations. Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses on the disposal of these investments. The scheduled maturities of the outstanding debt securities are between 2023 and 2024. All short-term investment securities are callable within one year.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our short-term and long-term investments in available-for-sale securities consist of the following (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$1,313	$—	$1,313
Short-term government bonds	499	—	499
Total investment securities	$1,812	$—	$1,812

	As of December 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$2,314	$—	$2,314
Short-term U.S. treasury securities	1,412	—	1,412
Short-term government bonds	498	—	498
Long-term corporate bonds	516	—	516
Total investment securities	$4,740	$—	$4,740

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

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We record our share of the investee's income or (loss) on a one quarter lag. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our condensed consolidated balance sheets (see Note 11: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the three and six months ended June 30, 2023 and 2022. We did not receive any dividend distributions from this investment during the three and six months ended June 30, 2023 and 2022.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Equity method investment	$3,161	$3,178

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Other prepaid expenses and receivables	$24,967	$21,635
Prepaid vendor expenses	1,305	3,052
Deferred costs	6,432	2,395
Prepaid insurance and property taxes	7,987	16,322
VAT/GST receivable	2,618	3,546
Deferred tax charge	4,984	3,830
Foreign exchange contracts	11,533	4,860
Interest rate contracts	31,702	28,431
Deposits	1,233	1,329
Other	3,022	3,532
	$95,783	$88,932

Other assets consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Pump lease receivables	$28,091	$27,086
Spare parts	41,245	38,498
Equity method investment	3,161	3,178
Deferred debt issuance costs	4,297	5,156
Finance lease right-of-use assets	3,019	2,598
Interest rate contracts	17,229	26,753
Other	2,918	2,193
	$99,960	$105,462

Note 12: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Raw materials	$298,441	$286,964
Work in process	73,110	73,795
Finished goods	403,718	335,250
Total inventories	$775,269	$696,009

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Machinery and equipment	$449,210	$414,811
Land, building and building improvements	276,062	274,063
Molds	79,845	77,203
Computer equipment and software	120,805	115,214
Furniture and fixtures	30,309	29,876
Instruments placed with customers(1)	107,281	98,481
Construction in progress	127,795	152,909
Total property, plant and equipment, cost	1,191,307	1,162,557
Accumulated depreciation	(574,767)	(526,444)
Property, plant and equipment, net	$616,540	$636,113
______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $24.4 million and $47.8 million for the three and six months ended June 30, 2023, respectively, and $24.9 million and $46.4 million for the three and six months ended June 30, 2022, respectively.

Note 14: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2023	$1,449,258
Currency translation	15,220
Balance as of June 30, 2023	$1,464,478

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	June 30, 2023
		Cost	Accumulated Amortization	Net
Patents	10	$31,434	$19,588	$11,846
Customer contracts	12	9,975	6,586	3,389
Non-contractual customer relationships	8	552,419	136,133	416,286
Trademarks	1	5,425	5,425	—
Trade name	15	18,248	6,555	11,693
Developed technology	10	587,123	138,278	448,845
Non-compete	3	9,100	6,350	2,750
Total amortized intangible assets		$1,213,724	$318,915	$894,809

Internally developed software*		$35,021		$35,021

Total intangible assets		$1,248,745	$318,915	$929,830
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2022
		Cost	Accumulated Amortization	Net
Patents	10	$29,998	$18,610	$11,388
Customer contracts	12	10,026	6,443	3,583
Non-contractual customer relationships	8	546,935	101,556	445,379
Trademarks	1	5,425	5,425	—
Trade name	15	18,251	5,959	12,292
Developed technology	10	583,176	108,708	474,468
Non-compete	3	9,100	5,250	3,850
Total amortized intangible assets		$1,202,911	$251,951	$950,960

Internally developed software*		$31,806		$31,806

Total intangible assets		$1,234,717	$251,951	$982,766
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $33.1 million and $65.4 million during the three and six months ended June 30, 2023, respectively, and $41.6 million and $73.3 million during the three and six months ended June 30, 2022, respectively.

As of June 30, 2023 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2023	$66,435
2024	132,106
2025	124,565
2026	123,879
2027	117,818
2028	109,154
Thereafter	220,852
Total	$894,809

Note 15:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Salaries and benefits	$55,701	$44,304
Incentive compensation	27,578	30,254
Operating lease liability-ST	19,187	18,169
Accrued sales taxes	6,043	5,844
Restructuring accrual	4,771	5,923
Deferred revenue	27,686	30,838
Accrued other taxes	3,960	5,794
Accrued professional fees	6,730	5,317
Italy medical device payback provision(2)	22,360	7,900
Legal accrual	2,667	3,137
Distribution fees	14,041	17,063
Warranties and returns	3,530	3,097
Field service corrective action(1)	28,684	24,517
Accrued freight	14,820	17,988
Foreign exchange contracts	3,806	1,847
Accrued research and development	2,211	3,538
Accrued audit fees	7,031	6,279
Defined benefit plan	2,331	2,928
Accrued interest	716	1,033
Other	655	6,999
	$254,508	$242,769
___________________________
(1)     Relates to field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.
(2)    As of December 31, 2022, there was $12.1 million in payback provision recorded as a reduction to accounts receivable, net. The Company reclassified such amount to accrued liabilities as of June 30, 2023. This amount was not reclassified as of December 31, 2022 to conform to the current year presentation.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Operating lease liability-LT	$59,875	$60,916
Benefits	5,084	5,314
Accrued rent	930	997
Finance lease liability-LT	2,134	1,855
Deferred revenue	15,356	16,239
Field service corrective action(1)	22,849	25,294
Other	3,630	3,489
	$109,858	$114,104
______________________________
(1)    Relates to field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

Note 16:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 57% and 46% for the three and six months ended June 30, 2023, respectively, as compared to 56% and 36% for the three and six months ended June 30, 2022, respectively.

    The effective tax rate for the three and six months ended June 30, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits and the following discrete items recognized during the interim period:

•Net unrecognized tax benefits resulting primarily from the expiration of statute of limitations during the three and six months ended June 30, 2023 of $6.0 million and $6.0 million, respectively.
•Excess tax benefit recognized on stock option exercises and the vesting of restricted stock units during the three and six months ended June 30, 2023 of $0.9 million and $0.2 million, respectively.
•The revaluation of the contingent consideration during the three and six months ended June 30, 2023 of $4.0 million and $3.3 million, respectively, resulted in a tax expense of $0.0 million for both periods.

    The effective tax rate for the three and six months ended June 30, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, FDII and tax credits. The effective tax rate during the three and six months ended June 30, 2022 included a discrete tax benefit of $0.0 million and $2.6 million, respectively, related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period and the revaluation of the contingent consideration during the three and six months ended June 30, 2022 resulted in a tax expense of $0.0 million for both periods.

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

During March 2022, we prepaid $16.0 million in principal payments on the Term Loan A principal balance. For the six months ended June 30, 2023 and 2022 total principal payments on both Term Loans were $14.8 million and $18.1 million, respectively.

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

We were in compliance with all financial covenants as of June 30, 2023.

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of June 30, 2023	Effective Interest Rate	As of December 31, 2022

Senior Secured Credit Facilities:
Term Loan A — principal	7.52%	$823,438	3.99%	$834,000
Term Loan B — principal	7.86%	839,375	4.61%	843,625
Revolving Credit Facility — principal	—%	—	—%	—
Less unamortized debt issuance costs(1)		(21,718)		(24,262)
Total carrying value of long-term debt		1,641,095		1,653,363
Less current portion of long-term debt		40,375		29,688
Long-term debt, net		$1,600,720		$1,623,675
_______________________________

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)    Comprised of $10.9 million and $10.8 million relating to the Term Loan A and the Term Loan B, respectively, as of June 30, 2023.

As of June 30, 2023, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

Remainder of 2023	$14,875
2024	51,000
2025	51,000
2026	72,250
2027	672,563
2028	8,500
Thereafter	792,625
Total	$1,662,813

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contractual interest	$30,836	$12,622	$60,099	$22,639
Amortization of debt issuance costs	1,703	1,799	3,404	3,442
Commitment fee — Revolving Credit Facility	383	309	751	661
Total long-term debt-related interest expense	$32,922	$14,730	64,254	26,742

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

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended June 30, 2023, we did not purchase any shares of our common stock under our share purchase plan. As of June 30, 2023, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 17: Long-Term Debt).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    For the six months ended June 30, 2023, we withheld 54,371 shares of our common stock from employee vested restricted stock units in consideration for $8.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the six months ended June 30, 2022, we withheld 44,759 shares of our common stock from employee vested restricted stock units in consideration for $10.4 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2023	$(122,973)	$40,779	$1,216	$(80,978)
Other comprehensive income (loss) before reclassifications	24,983	(113)	(31)	24,839
Amounts reclassified from AOCI	—	(5,464)	—	(5,464)
Other comprehensive income (loss)	24,983	(5,577)	(31)	19,375
Balance as of March 31, 2023	$(97,990)	$35,202	$1,185	$(61,603)
Other comprehensive (loss) income before reclassifications	7,569	13,175	(34)	20,710
Amounts reclassified from AOCI	—	(7,901)	—	(7,901)
Other comprehensive income (loss)	7,569	5,274	(34)	12,809
Balance as of June 30, 2023	$(90,421)	$40,476	$1,151	$(48,794)

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2022	$(19,045)	$(237)	$13	$(19,269)
Other comprehensive (loss) income before reclassifications	(4,946)	25,782	15	20,851
Amounts reclassified from AOCI	—	(2,210)	—	(2,210)
Other comprehensive (loss) income	(4,946)	23,572	15	18,641
Balance as of March 31, 2022	$(23,991)	$23,335	$28	$(628)
Other comprehensive (loss) income before reclassifications	(99,805)	10,245	14	(89,546)
Amounts reclassified from AOCI	—	(2,101)	—	(2,101)
Other comprehensive (loss) income	(99,805)	8,144	14	(91,647)
Balance as of June 30, 2022	$(123,796)	$31,479	$42	$(92,275)

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

Contingencies

On January 6, 2022, we acquired Smiths Medical. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price from the closing date to either the third or fourth anniversary of closing. As of June 30, 2023, the estimated fair value of the contingent earn-out is $22.6 million (see Note 9: Fair Value Measurements).

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective action was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance and could differ from the original estimate. The estimated field service corrective action recorded at June 30, 2023 is $47.4 million.

In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the measurement period related to (i) above ended and based on the actual revenue achieved during the measurement period we determined that the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met. As of June 30, 2023, the estimated fair value of the contingent earn-out related to certain product-related regulatory certification was estimated to be $1.5 million (see Note 9: Fair Value Measurements).

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of June 30, 2023, the estimated fair value of the contingent earn-out is $4.3 million (see Note 9: Fair Value Measurements).

Commitments

    We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 6: Leases).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20:     Collaborative and Other Arrangements

    On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") whereby (i) Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. The MSAs provide each party with mutually beneficial interests and both of the MSAs are to be jointly managed by both Pfizer and ICU. The initial supply price, which is subject to an annual update, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The amendments included a change to the term of the agreement to end on December 31, 2024 with Pfizer's unilateral election to extend through December 31, 2025. Other changes to the terms of the MSA included (i) amendments to our level of supply of products to Pfizer, (ii) certain changes to our manufacturing lines, (iii) updates to our supply price with added volume price tiers for annual periods and (iv) certain minimum purchase requirements for certain products. On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our MSA, whereby Pfizer manufactures and supplies to us certain agreed upon products. The Product Addendum includes the supply of additional product to us subject to certain time and pricing terms and conditions. The Product Addendum includes a minimum purchase obligation of $29.6 million and expired on November 30, 2022. As of November 30, 2022, we had satisfied the minimum purchase obligations under the Product Addendum.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21: Accounts Receivable Purchase Program

On January 19, 2023, we entered into a revolving $150 million uncommitted receivables purchase agreement with Bank of The West ("BOW") which provides for a less expensive form of capital. The discount rate applied to the sold receivables equals a rate per annum equal to the sum of (i) an applicable margin of 1.75%, plus (ii) Term SOFR for a period equal to the discount period which is calculated with respect to the payment terms of the specific receivable. The accounts receivable sold have payment terms ranging between 30 and 60 days, and are related to customer accounts with good credit history. The transfer of the purchased accounts receivable under the agreement is intended to be an absolute and irrevocable transfer constituting a true sale as the transferred receivables have been isolated beyond the reach of the Company and our creditors, even in bankruptcy or other receivership. We do not retain effective control over the sold receivables and BOW has the right upon purchase to pledge and/or exchange the transferred assets without restrictions. The Company acts as collection agent for BOW and collection services are undertaken by our accounts receivable personnel in their normal course of business and collected funds are remitted to BOW. We do not have any continuing involvement with the sold receivables other than the collection services which does not provide us with more than a trivial benefit. The discount rate has been negotiated net of consideration for the collection services, the cost of collection is immaterial to the Company; therefore, we did not separately record any related servicing assets or liabilities related to the sold receivables.

For the six months ended June 30, 2023, the carrying value of trade receivables sold to BOW in connection with the purchase program was $290.3 million. In exchange for the sale of trade receivables, we received cash of $288.6 million. For the three and six months ended June 30, 2023, the sale of the receivables resulted in a loss of $0.9 million and $1.7 million, respectively, recorded in other expense, net in our condensed consolidated statement of operations. For the six months ended June 30, 2023, we have collected and remitted $231.0 million in cash to BOW. As of June 30, 2023, cash remaining to be collected on behalf of BOW was $59.3 million, which has been removed from our condensed consolidated balance sheet as of June 30, 2023 and is reflected as cash provided by operating activities in the condensed consolidated statement of cash flows. There were no such balances at December 31, 2022. The carrying value of the sold receivables approximated the fair value at June 30, 2023.

Note 22: Subsequent Events

During July 2023, Pfizer Inc.’s manufacturing plant in Rocky Mount, North Carolina, sustained heavy damage to the warehouse section of the facility and its stored inventory from a tornado. This facility manufactures certain sterile injectable products on behalf of ICU, see Note 20: Collaborative and Other Arrangements. During the six months ended June 30, 2023 and the twelve months ended December 31, 2022, our revenues manufactured at this facility were approximately $7.2 million and $37.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes thereto included in our 2022 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption entitled “Forward-Looking Statements” in this section and Part I, Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K.

    When used in this report, the terms “we,” “us,” and “our” refer to ICU Medical, Inc. ("ICU") and its consolidated subsidiaries included in our condensed consolidated financial statements unless context requires otherwise.

Business Overview and Highlights

We develop, manufacture, and sell infusion systems, infusion consumables and high-value critical care products used in hospital, alternate site and home care settings. Our team is focused on providing quality, innovation and value to our clinical customers worldwide. Our product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, peripheral IV catheters, and sterile IV solutions; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products.

Products

In 2023, our primary product offerings have been classified into our new business units as listed below. We have presented our financial results in accordance with these product lines:

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

•ChemoClaveTM, an ISO Connection standard and universally compatible CSTD used for the preparation and administration of hazardous drugs. ChemoClave utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems. ChemoClave also is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminate the risk of needlestick injury; and

•Deltec® GRIPPER® non-coring needles for portal access.

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

Infusion Systems

    We offer a wide range of infusion pumps, dedicated IV sets, software and professional services. Our primary Infusion System products are:

Large Volume Pump ("LVP") Hardware and Dedicated IV Sets:

•Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. The pumps work with dedicated IV sets. Plum 360 was named the 2018, 2019, 2020, and 2022 Best in KLAS winner as top-performing IV smart pump and was the first medical device to be awarded UL Cybersecurity Assurance Program Certification. Also, in 2021 and 2022, the Plum 360 won the award as the top-performing Smart Pump EMR-Integrated.

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

Supply Constraints, Global Economic Conditions

We have experienced significant impacts to our business as a result of global economic challenges, resulting from the COVID-19 pandemic and the continuing conflict between Russia and Ukraine, such as rising inflation, especially with respect to freight costs driven by higher fuel prices, increased cost and shortages of raw materials, and supply chain disruptions which negatively impacted our gross profit margin during 2022. We expect the pressure on the supply chain to continue and freight costs remain subject to volatility in the market. The rising interest rates and foreign currency impact due to the strengthening of the U.S. dollar have also impacted our results of operations during 2022 and the first half of 2023.

Our business operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. COVID 19 had caused lower hospital admissions and medical procedure volumes, and any resurgence of the pandemic or any new public health crisis could again shift healthcare priorities and cause volatility in the demand for our products, thereby adversely affecting our business operations.

While we continually monitor the ongoing and evolving impact of the above events on our operations, the overall impact remains uncertain and may not be fully reflected until future periods. The overall impact to our results of operations will depend on factors such as the duration and extent of the current global economic challenges and the resurgence of the pandemic or the emergence of a new public health crisis, none of which can be fully predicted at this time. See “Part I. Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for a discussion of risks and uncertainties.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and six months ended June 30, 2023 and 2022, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total revenues	100%	100%	100%	100%
Gross profit	35%	30%	34%	30%
Selling, general and administrative expenses	27%	28%	27%	28%
Research and development expenses	4%	4%	4%	4%
Restructuring, strategic transaction and integration expenses	2%	2%	2%	4%
Change in fair value of contingent earn-out	1%	(5)%	—%	(2)%
Total operating expenses	34%	29%	33%	34%
Income (loss) from operations	1%	1%	1%	(4)%
Interest expense, net	(4)%	(3)%	(4)%	(3)%
Other (expense) income, net	—%	—%	—%	—%
Loss before income taxes	(3)%	(2)%	(3)%	(7)%
Benefit for income taxes	2%	2%	1%	3%
Net loss	(1)%	—%	(2)%	(4)%

Seasonality/Quarterly Results

There are no significant seasonal aspects to our business. We can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and customer inventory levels, and less by seasonality. Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

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

Consumables

    The following table summarizes our total Consumables revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Consumables revenue (GAAP)	$237.0	$241.0	$(4.0)	(1.7)%	$473.1	$481.2	$(8.1)	(1.7)%
Impact of foreign exchange rate changes	1.9				7.7
Consumables revenue on a constant currency basis (non-GAAP)	$238.9	$241.0	$(2.1)	(0.9)%	$480.8	$481.2	$(0.4)	(0.1)%

Consumables revenue decreased for the three and six months ended June 30, 2023, as compared to the same periods in the prior year, primarily due to a decrease in our Vascular Access revenues and the impact of foreign exchange rate changes. These decreases were partially offset by an increase in Infusion Therapy and Tracheostomy revenues. Additionally, revenue for the six months ended June 30, 2023 included the impact of an additional eight billing days as compared to the same period in the prior year related to Smiths Medical which was acquired on January 6, 2022.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Infusion Systems (GAAP)	$153.2	$148.6	$4.6	3.1%	$314.9	$286.8	$28.1	9.8%
Impact of foreign exchange rate changes	2.7				7.9
Infusion Systems on a constant currency basis (non-GAAP)	$155.9	$148.6	$7.3	4.9%	$322.8	$286.8	$36.0	12.6%

Infusion Systems revenue increased for the three and six months ended June 30, 2023, as compared to the same periods in the prior year, primarily due to higher sales of our ambulatory infusion and syringe pump products. The increase in revenue for the six months ended June 30, 2023 was also due to the impact on revenue of an additional eight billing days related to Smiths Medical which was acquired January 6, 2022. These increases were partially offset by the impact of foreign exchange rate changes.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Vital Care (GAAP)	$159.2	$171.4	$(12.2)	(7.1)%	$330.0	$336.1	$(6.1)	(1.8)%
Impact of foreign exchange rate changes	1.2				5.3
Vital Care on a constant currency basis (non-GAAP)	$160.4	$171.4	$(11.0)	(6.4)%	$335.3	$336.1	$(0.8)	(0.2)%

Vital Care revenue decreased for the three and six months ended June 30, 2023, as compared to the same periods in the prior year, primarily due to lower sales of IV Solution and the impact of foreign currency exchange rate changes. These decreases were partially offset by higher sales of our temperature management products. The decrease in revenue for the six months ended June 30, 2023 was also partially offset by higher critical care revenue and the impact on revenue of an additional eight billing days related to Smiths Medical which was acquired January 6, 2022.

Gross Margins

    For the three and six months ended June 30, 2023, gross margins were 35.0% and 34.4%, respectively, as compared to 29.9% and 30.5% for the three and six months ended June 30, 2022, respectively. The increases in gross margins for the three and six months ended June 30, 2023, as compared to the same periods in the prior year, was primarily driven by the cost recognition of the purchase accounting write-up of inventory in 2022 and lower freight costs for the three and six months ended June 30, 2023 as compared to the same periods in the prior year. These benefits were partially offset by the impact of foreign exchange rate changes.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
SG&A	$150.9	$158.7	$(7.8)	(4.9)%	$303.5	$312.0	$(8.5)	(2.7)%

SG&A expenses decreased for the three months ended June 30, 2023, as compared to the same period in the prior year primarily due to decreases of $6.1 million in depreciation and amortization, $2.6 million in dealer fees, and $1.9 million of IT expenses. These decreases were partially offset by an increase of $1.8 million in stock based compensation. Depreciation and amortization decreased as the fair market values of certain intangible assets acquired in regard to the 2022 Smiths Medical acquisition were adjusted down after the same period in the prior year. Dealer fees decreased due to a decrease in revenues to distributors. IT expenses decreased based on current operating needs. Stock based compensation increased due to an increase in the fair value of amounts awarded in the current year over the fair value of the awards in the prior year.

SG&A expenses decreased for the six months ended June 30, 2023, as compared to the same period in the prior year primarily due to decreases of $7.3 million in dealer fees and $4.6 million in depreciation and amortization. Partially offsetting these decreases were increases of $2.0 million in compensation expenses and $2.0 million in commissions. Compensation costs increased over the same period in the prior year primarily due to an increase in incentive compensation which was based on a larger employee population in the current year period. Commissions increased primarily due to the increase in revenues.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
R&D	$22.3	$22.6	$(0.3)	(1.3)%	$42.1	$46.4	$(4.3)	(9.3)%

R&D expenses decreased for the three and six months ended June 30, 2023, as compared to the same periods in the prior year. R&D expenses during both periods primarily relate to headcount and employment expense in support of ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $12.4 million and $23.4 million for the three and six months ended June 30, 2023, respectively, as compared to $13.5 million and $47.4 million for the three and six months ended June 30, 2022, respectively.

Restructuring charges

    Restructuring charges were $1.3 million and $4.0 million for the three and six months ended June 30, 2023, respectively, as compared to $1.7 million and $4.9 million for the three and six months ended June 30, 2022, respectively, and were primarily related to severance costs for all periods. We expect to pay the majority of unpaid restructuring charges as of June 30, 2023 during the remainder of 2023 and 2024.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $11.1 million and $19.4 million for the three and six months ended June 30, 2023, respectively, as compared to $11.8 million and $42.5 million for the three and six months ended June 30, 2022, respectively. The strategic transaction and integration expenses during the three and six months ended June 30, 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The strategic transaction and integration expenses for the three and six months ended June 30, 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 which primarily included legal expenses, bank fees, and employee costs. The six months ended June 30, 2022 also included a United Kingdom stamp tax.

Change in Fair Value of Contingent Earn-out

For the three and six months ended June 30, 2023, there was a loss of $4.0 million and $3.3 million, respectively, primarily related to the change in fair value of contingent earn-out related to the Smiths Medical acquisition and the earn-out related to an agreement with one of our international distributors.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense	$(25,833)	$(16,273)	$(50,099)	$(29,917)
Interest income	1,712	833	3,463	1,422
Interest expense, net	$(24,121)	$(15,440)	$(46,636)	$(28,495)

    Interest expense, net for the three and six months ended June 30, 2023 and 2022 primarily includes the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement and the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 17: Long-Term Debt in our accompanying condensed consolidated financial statements). The interest expense increased for the three and six months ended June 30, 2023, as compared to the respective prior year periods, primarily due to increases in the applicable SOFR reference rate. These increases were partially offset by the impact of the interest rate swaps (see Note 8: Derivatives and Hedging in our accompanying condensed consolidated financial statements).

Other Expense, net

The following table presents other expense, net (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Foreign exchange losses, net	$(501)	$(2,739)	$(339)	$(2,516)
Loss on disposition of assets	(229)	(643)	(526)	(954)
Other miscellaneous (expense) income, net	(772)	2,016	(906)	2,519
Other expense, net	$(1,502)	$(1,366)	$(1,771)	$(951)

Income Taxes

    For the three and six months ended June 30, 2023, income taxes were accrued at an estimated effective tax rate of 57% and 46%, respectively, as compared to 56% and 36% for the three and six months ended June 30, 2022, respectively.

The effective tax rate for the three and six months ended June 30, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income (“FDII”) and tax credits. The effective tax rate for both the three and six months ended June 30, 2023 included a tax benefit of $6.0 million primarily related to unrecognized tax benefits released as a result of the expiration of the statute of limitations. The effective tax rate during the three and six months ended June 30, 2023 also included a tax benefit of $0.9 million and $0.2 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock during the period. Additionally, the effective tax rate for the three and six months ended June 30, 2023 also included the nil tax impact of the revaluation of contingent consideration for $4.0 million and $3.3 million, respectively.

    The effective tax rate for the three and six months ended June 30, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, FDII and tax credits. The effective tax rate during the three and six months ended June 30, 2022 included a discrete tax benefit of $0.0 million and $2.6 million, respectively, related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The revaluation of the contingent consideration during the three and six months ended June 30, 2022 resulted in a tax expense of $0.0 million for both periods.

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

Funds generated from operations are held in cash and cash equivalents and investment securities. During the six months ended June 30, 2023, our cash and cash equivalents and short-term investment securities increased by $15.3 million from $213.0 million at December 31, 2022 to $197.7 million at June 30, 2023. This increase was primarily due to cash generated from operations. Our short-term investment portfolio currently consists of investment-grade corporate and federal bonds and is primarily intended to facilitate capital preservation.

2022 Credit Agreement and Access to Capital

As discussed in Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.7 billion as of June 30, 2023, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of June 30, 2023. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3/Ba3	Stable
Fitch	BB/BBB-	Negative
Standard & Poor's	BB-/BB-	Stable

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with stepdowns to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of June 30, 2023.

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

Uses of Liquidity

Capital Expenditures

At June 30, 2023, we estimate that our capital expenditures in 2023 will be in the range of $80 million to $100 million.

Contractual Obligations

Our principal commitments at June 30, 2023 include both short and long-term future obligations.

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

	(in millions)
	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter
Term Loan A Principal Payments	$10.6	$42.5	$42.5	$63.8	$664.1	$—	$—
Term Loan A Interest Payments	31.2	54.4	42.4	37.5	0.6	—	—
Term Loan B Principal Payments	4.3	8.5	8.5	8.5	8.5	8.5	792.6
Term Loan B Interest Payments	33.9	60.9	50.4	47.5	46.5	46.1	0.8
Revolver Commitment Fee	0.8	1.5	1.5	1.5	—	—	—
	$80.8	$167.8	$145.3	$158.8	$719.7	$54.6	$793.4

Other Future Capital Investments

At June 30, 2023, there have been no material changes to our estimate for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, as previously disclosed in our 2022 Annual Report on Form 10-K.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the six months ended June 30, 2023 was $39.8 million. Net income plus adjustments for non-cash net expenses contributed $151.7 million. Net cash used in operations as a result of changes in operating assets and liabilities was $111.9 million. The changes in operating assets and liabilities included a $76.0 million increase in inventories, a $12.7 million increase in other assets, a $46.9 million decrease in accounts payable, $26.0 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $0.1 million decrease in accrued liabilities. Offsetting these amounts was a $46.8 million decrease in accounts receivable and a $3.0 million decrease in prepaid expenses and other current assets. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts. The decrease in accounts payable was due to the timing of payments. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accrued liabilities was primarily due to employee costs. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with Bank of the West (see Note 21: Accounts Receivable Purchase Program). The decrease in prepaid expenses and other current assets was primarily due to insurance and property taxes.

Our net cash used in operations for the six months ended June 30, 2022 was $62.7 million. Net income plus adjustments for non-cash net expenses contributed $108.2 million. Net cash used in operations as a result of changes in operating assets and liabilities was $170.9 million. The changes in operating assets and liabilities included a $100.0 million increase in inventories, a $17.3 million increase in other assets, a $33.5 million decrease in accrued liabilities and $45.8 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $1.1 million increase in accounts receivable. Offsetting these amounts was a $4.7 million decrease in prepaid expenses and other current assets and a $22.1 million increase in accounts payable. The increase in inventory was primarily due to the increase in safety stock. The increase in other assets was due to the purchase of spare parts and the capitalization of debt issuance costs allocated to the revolving credit facility. The decrease in accrued liabilities was primarily due to the payout of annual bonuses. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accounts receivable was primarily due to collection efforts and the timing of revenue. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in deferred costs mostly offset by capitalized debt issuance costs allocated to the revolving credit facility. The increase in accounts payable was due to the timing of payments.

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Six months ended June 30,
	2023	2022	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(32,489)	$(48,039)	$15,550	(1)
Proceeds from sale of assets	1,431	900	531
Business acquisitions, net of cash acquired	—	(1,844,164)	1,844,164	(2)
Intangible asset additions	(4,651)	(4,440)	(211)
Purchases of investment securities	—	(3,397)	3,397	(3)
Proceeds from sale of investment securities	2,920	26,198	(23,278)	(4)
Net cash used in investing activities	$(32,789)	$(1,872,942)	$1,840,153
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

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Six months ended June 30,
	2023	2022	Change
Financing Cash Flows:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	$—	$1,672,631	$(1,672,631)	(1)
Principal payments on long-term debt	(14,813)	(18,125)	3,312	(2)
Payment of third-party debt issuance costs	—	(1,852)	1,852	(3)
Proceeds from exercise of stock options	2,233	2,992	(759)	(4)
Payments on finance leases	(436)	(321)	(115)
Tax withholding payments related to net share settlement of equity awards	(8,718)	(10,438)	1,720	(5)
Net cash (used in) provided by financing activities	$(21,734)	$1,644,887	$(1,666,621)
_______________________________
(1)    In January 2022, we borrowed an aggregate of $1.7 billion under the Senior Secured Credit Facilities to partially finance our acquisition of Smiths Medical (see Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements for additional information). The proceeds were net of $27.3 million in payments of lender debt issuance costs.
(2)    Relates to scheduled principal payments on the Senior Secured Credit Facilities.
(3)    Relates to third-party debt issuance costs in connection with entering into the Senior Secured Credit Facilities.

(4)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(5) During the six months ended June 30, 2023, our employees surrendered 54,371 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.7 million in minimum statutory withholding obligations paid on their behalf. During the six months ended June 30, 2022, our employees surrendered 44,759 shares of our common stock from vested restricted stock unit awards as consideration for approximately $10.4 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of June 30, 2023, all of the $100.0 million available for purchase was remaining under the plan.

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an initial applicable margin of 1.75% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an initial applicable margin of 2.5%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from June 30, 2023, the additional annual interest expense or savings related to the term loans would amount to approximately $16.6 million.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027 and we will pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis excluding its final maturity on March 30, 2026 and we will pay a fixed rate of 1.17% and will receive the greater of 3-month USD SOFR or 0.35%. In June 2023, we entered into an additional swap with a notional amount of $300 million with a maturity date of June 30, 2028 and we will pay a fixed rate of 3.8765% starting on June 30, 2023 and receive 3-month USD SOFR. See Note 8: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna, Japanese Yen, U.S. Dollar, Chinese Renminbi, Canadian Dollar, Swedish Krona and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 8: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At June 30, 2023, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivative contracts by approximately $2.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the second quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
04/01/2023 — 04/30/2023	—	$—	—	$100,000,000
05/01/2023 — 05/31/2023	—	$—	—	$100,000,000
06/01/2023 — 06/30/2023	—	$—	—	$100,000,000
Second quarter of 2023 total	—	$—	—	$100,000,000
____________________________
(1)    Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was authorized by our Board of Directors and publicly announced in August, 2019. This plan has no expiration date. We are not obligated to make any purchases under our stock purchase program. Subject to applicable state and federal corporate and securities laws and any restrictions on share purchases under our debt agreements, purchases under a stock purchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock purchase program can be discontinued at any time we feel additional purchases are not warranted.

Item 5. Other Information

(a)    None

(b)    None

(c)

During the three months ended June 30, 2023, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Exhibit Index

Exhibit 10.1	Second Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	August 7, 2023
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)