Form 10-Q
period 2023-09-30
ICU MEDICAL INC/DE
filed 2023-11-06
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2023
Common	24,140,076

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2023

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

•prolonged periods of inflation, rising interest rates and the impact of foreign currency exchange rates as a result of the current global macroeconomic and geopolitical conditions, for example,armed conflicts between Ukraine and Russia and in Israel;

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	September 30, 2023	December 31, 2022
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,192	$208,784
Short-term investment securities	1,806	4,224
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	198,998	213,008
Accounts receivable, net of allowance for doubtful accounts $10,556 at September 30, 2023 and $8,530 at December 31, 2022	161,797	221,719
Inventories	759,622	696,009
Prepaid income taxes	14,579	15,528
Prepaid expenses and other current assets	84,412	88,932
TOTAL CURRENT ASSETS	1,219,408	1,235,196

PROPERTY, PLANT AND EQUIPMENT, net	608,762	636,113
OPERATING LEASE RIGHT-OF-USE ASSETS	73,767	74,864
LONG-TERM INVESTMENT SECURITIES	—	516
GOODWILL	1,444,456	1,449,258
INTANGIBLE ASSETS, net	891,280	982,766
DEFERRED INCOME TAXES	31,466	31,466
OTHER ASSETS	107,725	105,462
TOTAL ASSETS	$4,376,864	$4,515,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$149,288	$215,902
Accrued liabilities	251,324	242,769
Current portion of long-term debt	45,688	29,688
Income tax payable	11,443	6,200
Contingent earn-out liability	6,300	—
TOTAL CURRENT LIABILITIES	464,043	494,559

CONTINGENT EARN-OUT LIABILITY	7,061	25,572
LONG-TERM DEBT	1,589,244	1,623,675
OTHER LONG-TERM LIABILITIES	100,005	114,104
DEFERRED INCOME TAXES	77,845	126,007
INCOME TAX LIABILITY	40,310	41,796
COMMITMENTS AND CONTINGENCIES (Note 19)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 24,144 shares at September 30, 2023 and 23,995 shares at December 31, 2022; and outstanding — 24,139 shares at September 30, 2023 and 23,993 shares at December 31, 2022	2,414	2,399
Additional paid-in capital	1,356,348	1,331,249
Treasury stock, at cost (4,638 and 1,633 shares, respectively)	(672)	(243)
Retained earnings	824,993	837,501
Accumulated other comprehensive loss	(84,727)	(80,978)
TOTAL STOCKHOLDERS' EQUITY	2,098,356	2,089,928
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,376,864	$4,515,641
______________________________________________________
(1) December 31, 2022 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
TOTAL REVENUES	$553,311	$597,857	$1,671,270	$1,701,983
COST OF GOODS SOLD	369,391	411,461	1,102,982	1,179,167
GROSS PROFIT	183,920	186,396	568,288	522,816
OPERATING EXPENSES:
Selling, general and administrative	148,609	153,452	452,076	465,412
Research and development	20,870	23,105	62,933	69,538
Restructuring, strategic transaction and integration	7,160	14,365	30,527	61,795
Change in fair value of contingent earn-out	(15,572)	(4,059)	(12,256)	(31,253)
TOTAL OPERATING EXPENSES	161,067	186,863	533,280	565,492
INCOME (LOSS) FROM OPERATIONS	22,853	(467)	35,008	(42,676)
INTEREST EXPENSE, net	(24,175)	(17,808)	(70,811)	(46,303)
OTHER EXPENSE, net	(4,044)	(3,032)	(5,815)	(3,983)
LOSS BEFORE INCOME TAXES	(5,366)	(21,307)	(41,618)	(92,962)
BENEFIT FOR INCOME TAXES	12,604	8,099	29,110	34,212
NET INCOME (LOSS)	$7,238	$(13,208)	$(12,508)	$(58,750)
NET INCOME (LOSS) PER SHARE
Basic	$0.30	$(0.55)	$(0.52)	$(2.47)
Diluted	$0.30	$(0.55)	$(0.52)	$(2.47)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,132	23,908	24,075	23,828
Diluted	24,368	23,908	24,075	23,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$7,238	$(13,208)	$(12,508)	$(58,750)
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $(514) and $(3,676) for the three months ended September 30, 2023 and 2022, respectively, and $(457) and $(15,357) for the nine months ended September 30, 2023 and 2022, respectively.	1,659	16,915	1,356	48,631
Foreign currency translation adjustment, net of tax of $0 for all periods	(37,557)	(90,549)	(5,005)	(195,300)
Other adjustments, net of tax of $0 for all periods	(35)	227	(100)	256
Other comprehensive loss, net of tax	(35,933)	(73,407)	(3,749)	(146,413)
COMPREHENSIVE LOSS	$(28,695)	$(86,615)	$(16,257)	$(205,163)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2023	23,995	$2,399	$1,331,249	$(243)	$837,501	$(80,978)	$2,089,928
Issuance of restricted stock and exercise of stock options	172	12	(503)	662	—	—	171
Tax withholding payments related to net share settlement of equity awards	(53)	—	—	(8,425)	—	—	(8,425)
Stock compensation	—	—	9,158	—	—	—	9,158
Other comprehensive income, net of tax	—	—	4	—	—	19,375	19,379
Net loss	—	—	—	—	(9,812)	—	(9,812)
Balance, March 31, 2023	24,114	$2,411	$1,339,908	$(8,006)	$827,689	$(61,603)	$2,100,399
Issuance of restricted stock and exercise of stock options	2	—	(4,626)	6,688	—	—	2,062
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(293)	—	—	(293)
Stock compensation	—	—	9,773	—	—	—	9,773
Other comprehensive income, net of tax	—	—	2	—	—	12,809	12,811
Net loss	—	—	—	—	(9,934)	—	(9,934)
Balance, June 30, 2023	24,114	$2,411	$1,345,057	$(1,611)	$817,755	$(48,794)	$2,114,818
Issuance of restricted stock and exercise of stock options	34	3	344	1,442	—	—	1,789
Tax withholding payments related to net share settlement of equity awards	(4)	—	—	(503)	—	—	(503)
Stock compensation	—	—	10,947	—	—	—	10,947
Other comprehensive loss, net of tax	—	—	—	—	—	(35,933)	(35,933)
Net income	—	—	—	—	7,238	—	7,238
Balance, September 30, 2023	24,144	$2,414	$1,356,348	$(672)	$824,993	$(84,727)	$2,098,356

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2022	21,280	$2,128	$721,412	$(27)	$911,787	$(19,269)	$1,616,031
Issuance of restricted stock and exercise of stock options	154	12	(2,965)	5,927	—	—	2,974
Tax withholding payments related to net share settlement of equity awards	(37)	—	—	(8,743)	—	—	(8,743)
Issuance of common stock for acquisitions	2,500	250	575,725	—	—	—	575,975
Stock compensation	—	—	12,092	—	—	—	12,092
Other comprehensive income, net of tax	—	—	—	—	—	18,641	18,641
Net loss	—	—	—	—	(38,068)	—	(38,068)
Balance, March 31, 2022	23,897	$2,390	$1,306,264	$(2,843)	$873,719	$(628)	$2,178,902
Issuance of restricted stock and exercise of stock options	10	—	(4,428)	4,446	—	—	18
Tax withholding payments related to net share settlement of equity awards	(8)	—	—	(1,695)	—	—	(1,695)
Stock compensation	—	—	7,762	—	—	—	7,762
Other comprehensive loss, net of tax	—	—	—	—	—	(91,647)	(91,647)
Net loss	—	—	—	—	(7,474)	—	(7,474)
Balance, June 30, 2022	23,899	$2,390	$1,309,598	$(92)	$866,245	$(92,275)	$2,085,866
Issuance of restricted stock and exercise of stock options	82	8	4,837	69	—	—	4,914
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(103)	—	—	(103)
Stock compensation	—	—	8,743	—	—	—	8,743
Other comprehensive loss, net of tax	—	—	—	—	—	(73,407)	(73,407)
Net loss	—	—	—	—	(13,208)	—	(13,208)
Balance, September 30, 2022	23,979	$2,398	$1,323,178	$(126)	$853,037	$(165,682)	$2,012,805

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,508)	$(58,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	171,615	178,338
Amortization of inventory step-up	—	22,676
Noncash lease expense	16,543	17,382
Provision for doubtful accounts	865	214
Provision for warranty, returns and field action	5,597	3,439
Stock compensation	29,878	28,597
Loss on disposal of property, plant and equipment and other assets	1,757	2,391
Bond premium amortization	14	254
Debt issuance costs amortization	5,108	5,254
Change in fair value of contingent earn-out liability	(12,256)	(31,253)
Usage of spare parts	13,587	7,915
Other	4,393	(2,855)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	43,086	(8,956)
Inventories	(66,662)	(151,840)
Prepaid expenses and other current assets	11,295	20,074
Other assets	(18,860)	(22,594)
Accounts payable	(65,049)	30,413
Accrued liabilities	(10,532)	(38,070)
Income taxes, including excess tax benefits and deferred income taxes	(42,939)	(63,047)
Net cash provided by (used in) operating activities	74,932	(60,418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(53,956)	(68,715)
Proceeds from sale of assets	1,481	933
Business acquisitions, net of cash acquired	—	(1,844,164)
Intangible asset additions	(7,742)	(6,560)
Purchases of investment securities	—	(3,397)
Proceeds from sale and maturities of investment securities	2,920	36,433
Net cash used in investing activities	(57,297)	(1,885,470)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	—	1,672,631
Principal repayments of long-term debt	(22,250)	(20,250)
Payment of third-party debt issuance costs	—	(1,852)
Proceeds from exercise of stock options	4,022	7,906
Payments on finance leases	(681)	(477)
Tax withholding payments related to net share settlement of equity awards	(9,221)	(10,541)
Net cash (used in) provided by financing activities	(28,130)	1,647,417
Effect of exchange rate changes on cash	(1,097)	(10,477)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,592)	(308,948)
CASH AND CASH EQUIVALENTS, beginning of period	208,784	552,827
CASH AND CASH EQUIVALENTS, end of period	$197,192	$243,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Nine months ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Accounts payable for property, plant and equipment	$3,712	$2,757

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Detail of assets acquired and liabilities assumed in acquisitions:
Fair value of assets acquired		$1,658,937
Cash paid for acquisitions, net of cash acquired		(1,844,164)
Issuance of common stock for acquisitions		(575,975)
Contingent consideration		(55,158)
Goodwill, acquired/adjusted during period		1,442,849
Liabilities assumed/Adjustments to liabilities assumed		$(626,489)

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

Note 2:    New Accounting Pronouncements

Recently Issued Accounting Standards

    In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden for reference rate reform on financial reporting. Due to concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. Optional expedients may be applied to contracts that are modified as a result of the reference rate reform. Modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. Modifications of contracts within the scope of ASC 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (incremental borrowing rate). Exceptions to Topic 815, Derivatives and Hedging, results in not having a de-designation of a hedging relationship if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. ASU No. 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848 deferred the sunset date to December 31, 2024. In November 2021, we entered into two forward-starting swaps whereby the variable leg of the swap referenced LIBOR. These swaps were amended in early 2022 to transition to an alternative reference rate (see Note 8: Derivatives and Hedging Activities). The amendments in this ASU allow for certain expedients that will allow us to assume that our hedged interest payments are probable of occurring regardless of any expected modification in their terms related to reference rate reform and will allow us to continue hedge accounting for a cash flow hedge for which the hedged interest rate risk changes if the hedge is highly effective under ASC 815, Derivatives and Hedging, or the optional expedient under this ASU is elected. The impact of this ASU on our contracts has not been and is not expected to be material.

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

Smiths became a related party to us when we issued 2.5 million shares of our common stock as partial consideration for the acquisition of Smiths Medical. Additionally, we entered into a transition services agreement ("TSA") with certain members of Smiths Group, plc. The TSA includes certain information technology, human resource and tax support services for an initial term of twelve months with the option to extend up to 24 months. During the three and nine months ended September 30, 2023, we expensed $0.3 million and $8.3 million, respectively, for services provided under the TSA. As of September 30, 2023, we have no open payables related to the services received under the TSA.

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

Unaudited Pro Forma Information

Smiths Medical is included in our consolidated results beginning on January 7, 2022. Total revenues and net loss attributable to Smiths Medical for the period from January 7, 2022 to September 30, 2022 were estimated to be $699.1 million

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and $79.0 million, respectively, and for the three months ended September 30, 2022 were estimated to be $261.4 million and $13.6 million, respectively. The following unaudited pro forma financial information presents the combined results of operations of ICU and Smiths Medical as if the acquisition had occurred on January 1, 2021. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the date indicated or of results that may occur in the future.

(In thousands)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Revenues	$597,857	$1,722,357
Net Loss	$(13,208)	$(54,840)

The unaudited pro forma results presented above include the impact of the following adjustments: incremental amortization expense on intangible assets acquired of $1.9 million for the nine months ended September 30, 2022, incremental interest expense, including amortization of debt discount and debt issuance costs on the Senior Secured Credit Facilities (as defined in Note 17: Long-Term Debt) of $1.4 million for the nine months ended September 30, 2022 and a $27.4 million expense adjustment related to the increase in fair value of inventory to remove the expense for the nine months ended September 30, 2022. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for Smiths Medical's historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

Note 4: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $7.2 million and $14.4 million for the three months ended September 30, 2023 and 2022, respectively and $30.5 million and $61.8 million for the nine months ended September 30, 2023 and 2022 respectively.

Restructuring

    During the three and nine months ended September 30, 2023, restructuring charges were $1.1 million and $5.1 million, respectively, as compared to $2.4 million and $7.3 million, respectively, for the three and nine months ended September 30, 2022 and were primarily related to severance costs for all periods. The restructuring charges for the three and nine months ended September 30, 2023 are net of $0.2 million of facility closures costs that were reversed in the current periods.

The following table summarizes the activity in our restructuring-related accrual by major type of cost (in thousands):

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2023	$4,416	$1,507	$5,923
Charges incurred	2,732	—	2,732
Payments	(1,284)	—	(1,284)
Other(1)	(291)	(620)	(911)
Currency translation	70	16	86
Accrued balance, March 31, 2023	$5,643	$903	$6,546
Charges incurred	1,290	20	1,310
Payments	(3,302)	(27)	(3,329)
Currency translation	227	17	244
Accrued balance, June 30, 2023	$3,858	$913	$4,771
Charges incurred	583	522	1,105
Payments	(802)	(495)	(1,297)
Other(2)	—	(165)	(165)
Currency translation	(52)	(27)	(79)
Accrued balance, September 30, 2023	$3,587	$748	$4,335
__________________________

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1) Primarily relates to prior year accrued restructuring charges for estimated facility closure costs that were reversed during the three months ended March 31, 2023.
(2) Primarily relates to prior year accrued restructuring charges for estimated facility closure costs that were reversed during the three months ended September 30, 2023.

Strategic Transaction and Integration Expenses

    We incurred and expensed $6.1 million and $12.0 million in strategic transaction and integration expenses during the three months ended September 30, 2023 and 2022, respectively, and we incurred and expensed $25.4 million and $54.5 million in strategic transaction and integration expenses during the nine months ended September 30, 2023 and 2022, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and nine months ended September 30, 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The strategic transaction and integration expenses for the three and nine months ended September 30, 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 (see Note 3: Acquisitions) which primarily included legal expenses, bank fees, and employee costs. The nine months ended September 30, 2022 also included a United Kingdom stamp tax.

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

    We also warranty products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available at that time and our historical experience. We also provide extended service-type warranties, which we consider to be separate performance obligations. We allocate a portion of the transaction price to the extended service-type warranty based on its estimated relative stand-alone selling price, and recognize revenue over the period the warranty service is provided.

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended September 30,		Nine months ended September 30,
Product line	2023	2022	2023	2022
Consumables	242,010	251,572	715,108	732,756
Infusion Systems	148,981	161,555	463,836	448,426
Vital Care	162,320	184,730	492,326	520,801
Total Revenues	$553,311	$597,857	$1,671,270	$1,701,983

For the three and nine months ended September 30, 2023, net sales to Medline made up approximately 18% and 16% of total revenues, respectively. For the three and nine months ended September 30, 2022, net sales to Medline made up approximately 16% and 15% of total revenues, respectively.

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Geography	2023	2022	2023	2022
United States	$355,984	$376,691	$1,063,037	$1,088,348
Europe, the Middle East and Africa	88,014	101,869	276,994	275,488
APAC	59,064	66,569	177,719	191,847
Other Foreign	50,249	52,728	153,520	146,300
Total Revenues	$553,311	$597,857	$1,671,270	$1,701,983

Contract Balances

    The following table presents the changes in our contract balances for the nine months ended September 30, 2023 and 2022 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
Beginning balance, January 1, 2023	$(45,866)
Equipment revenue recognized	24,872
Equipment revenue deferred	(25,620)
Software revenue recognized	13,546
Software revenue deferred	(12,797)
Government grant deferred income*	(944)
Government grant recognized	3,164
Other deferred revenue	(1,674)
Other deferred revenue recognized	4,748
Ending balance, September 30, 2023	$(40,571)

Beginning balance, January 1, 2022	$(7,461)
Fair value of acquired deferred revenue	(51,245)
Equipment revenue recognized	22,757
Equipment revenue deferred	(13,420)
Software revenue recognized	12,761
Software revenue deferred	(12,978)
Government grant deferred income*	(3,434)
Government grant recognized	178
Other deferred revenue	(1,285)
Other deferred revenue recognized	3,488
Ending balance, September 30, 2022	$(50,639)
____________________________
*The government grant deferred income is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of September 30, 2023, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in millions)	< 12 Months	> 12 Months
Equipment deferred revenue	$(16,448)	$(12)
Software deferred revenue	(8,261)	(707)
Government grant deferred income*	(1,451)	(10,548)
Other deferred revenue**	(2,575)	(569)
Total	$(28,735)	$(11,836)
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table presents the components of our lease cost (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$5,968	$5,819	$18,162	$16,472
Finance lease cost — interest	32	25	91	82
Finance lease cost — reduction of ROU asset	279	176	757	516
Short-term lease cost	3	1	29	7
Total lease cost	$6,282	$6,021	$19,039	$17,077

Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,477	$18,886
Operating cash flows from finance leases	$91	$25

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,423	$4,771
Finance leases	$932	$266

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$73,767	$74,864

Accrued liabilities	$19,850	$18,169
Other long-term liabilities	57,277	60,916
Total operating lease liabilities	$77,127	$79,085

Weighted-Average Remaining Lease Term
Operating leases	5.7 years	6.1 years

Weighted-Average Discount Rate
Operating leases	4.23%	4.34%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	September 30, 2023	December 31, 2022
Finance leases
Finance lease right-of-use assets	$2,814	$2,598

Accrued liabilities	$897	$816
Other long-term liabilities	2,018	1,855
Total finance lease liabilities	$2,915	$2,671

Weighted-Average Remaining Lease Term
Finance leases	4.2 years	4.8 years

Weighted-Average Discount Rate
Finance leases	4.85%	4.23%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2023, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$5,866	$301
2024	21,457	919
2025	16,108	711
2026	14,179	590
2027	10,316	266
2028	5,684	189
Thereafter	12,570	236
Total Lease Payments	86,180	3,212
Less imputed interest	(9,053)	(297)
Total	$77,127	$2,915

Note 7:    Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. Due to the net loss for the nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022, any potentially dilutive common shares were not included in the computation of diluted earnings per share as they would have had an anti-dilutive effect; therefore, basic and diluted net loss per share are equal for each of these periods. There were 247,530 anti-dilutive securities for the three months ended September 30, 2023.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$7,238	$(13,208)	$(12,508)	$(58,750)
Weighted-average number of common shares outstanding (basic)	24,132	23,908	24,075	23,828
Dilutive securities(1)	236	—	—	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,368	23,908	24,075	23,828
EPS — basic	$0.30	$(0.55)	$(0.52)	$(2.47)
EPS — diluted	$0.30	$(0.55)	$(0.52)	$(2.47)
_______________________________
(1)    Due to the net loss for the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Czech Koruna ("CZK"), Japanese Yen ("JPY"), Swedish Krona ("SEK"), Danish Krone ("DKK"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately eleven months. The total notional amount of these outstanding derivative contracts as of September 30, 2023 was $152.7 million, which included the notional equivalent of $44.1 million in MXN, $25.5 million in Euros, $14.4 million in JPY, $6.4 million in CNH, $13.8 million in CAD, $10.3 million in AUD, $30.8 million in USD and $7.4 million in other foreign currencies, with terms currently through January 2025.

Cross-currency Par Forward Contracts

We have entered into cross-currency par forward contracts to hedge a portion of our Mexico forecasted expenses denominated in MXN. These contracts are agreements to exchange cash flows from one currency to another at specified intervals over the contract term with all exchanges occurring at the same predetermined rate. In November 2021, we entered into a one-year cross-currency par forward contract with a term from December 1, 2021 to December 1, 2022. The total notional amount of this outstanding derivative as of September 30, 2022 was approximately 103.8 million MXN. This derivative instrument matured in equal monthly amounts at a fixed forward rate of 21.60 MXN/USD.

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

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of September 30, 2023
Prepaid expenses and other current assets	$8,630	$30,447	$39,077
Other assets	542	22,167	22,709
Total assets	$9,172	$52,614	$61,786

Accrued liabilities	$1,890	$—	$1,890
Other long-term liabilities	91	—	91
Total liabilities	$1,981	$—	$1,981

As of December 31, 2022
Prepaid expenses and other current assets	$4,860	$28,431	$33,291
Other assets	94	26,753	26,847
Total assets	$4,954	$55,184	$60,138

Accrued liabilities	$1,847	$—	$1,847
Other long-term liabilities	167	—	167
Total liabilities	$2,014	$—	$2,014

We recognized the following gains on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net loss (in thousands):

	Gain Recognized in Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$1,757	$3,383	$10,260	$11,720
Interest rate swaps	12,496	21,201	21,236	60,398
Total derivatives designated as cash flow hedging instruments	$14,253	$24,584	$31,496	$72,118

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain (Loss) Reclassified From Accumulated Other Comprehensive Loss into Income
			Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income		2023	2022	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Total revenues		$1,019	$(1,690)	$(429)	$2,666
Foreign exchange contracts	Cost of goods sold		2,247	3,090	6,063	4,140
Foreign exchange contracts	Other expense, net	(1)	—	—	229	—
Foreign exchange contracts	Interest expense	(2)	—	462	13	717
Interest rate swaps	Interest expense		8,813	2,133	23,807	608
Total derivatives designated as cash flow hedging instruments			$12,079	$3,995	$29,683	$8,131
_______________________________
(1)    Represents location of gain reclassified from accumulated other comprehensive loss into income as a result of ineffectiveness.
(2)    Represents location of gain reclassified from accumulated other comprehensive loss into income as a result of forecasted transactions no longer probable of occurring.

As of September 30, 2023, we expect an estimated $6.7 million in deferred gains on the outstanding foreign exchange contracts and an estimated $31.6 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent Earn-out Liabilities

On January 6, 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving certain Price Targets from the closing date to either the third or fourth anniversary of closing (see Note 3: Acquisitions for additional information) and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated financial statements in the period recognized. As of September 30, 2023, the estimated fair value of the contingent earn-out is $7.1 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the measurement period related to (i) above ended, and based on the actual revenue achieved during the measurement period we determined that the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met. As of September 30, 2023, the estimated fair value for the contingent earn-out related to certain product-related regulatory certifications was estimated to be $1.5 million.

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out payment shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of September 30, 2023, the estimated fair value of the contingent earn-out is $4.3 million. The estimated fair value of the contingent earn-out is calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met.

    Our contingent earn-out liabilities are separately stated on our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2023	$25,572
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(700)
Currency translation	33
Accrued balance, March 31, 2023	24,905
Change in fair value of earn-out (included in income from operations as a separate line item)(2)	4,016
Other	11
Currency translation	1
Accrued balance, June 30, 2023	28,933
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(15,572)
Other	58
Currency translation	(58)
Accrued balance, September 30, 2023	$13,361

Earn-out Liability
Accrued balance, January 1, 2022	$2,589
Acquisition date fair value estimate of earn-out(3)	55,158
Currency translation	(46)
Accrued balance, March 31, 2022	57,701
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(27,194)
Currency translation	(98)
Accrued balance, June 30, 2022	30,409
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(4,059)
Currency translation	(108)
Accrued balance, September 30, 2022	$26,242
_______________________________
(1) Primarily relates to the change in fair value of our Smiths Medical earn-out.
(2) Primarily relates to the change in fair value of our Smiths Medical earn-out and the earnout with one of our international distributors.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) $53.5 million of the change in fair value of earn-out relates to our acquisition of Smiths Medical, and $1.6 million of the change in fair value of earn-out relates to our acquisition of a small foreign infusions systems supplier in the fourth quarter of 2021 (see Note 3: Acquisitions).

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical:

Smiths Medical Earn-out Liability

Simulation Input	As of September 30, 2023	As of December 31, 2022
Volatility	41.00%	38.00%
Risk-Free Rate	4.91%	4.17%

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of September 30, 2023
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$1,306	$—	$1,306	$—
Short-term government bonds	500	—	500	—

Foreign exchange contracts:
Prepaid expenses and other current assets	8,630	—	8,630	—
Other assets	542	—	542	—
Interest rate contracts:
Prepaid expenses and other current assets	30,446	—	$30,446	—
Other assets	22,167	—	$22,167	—
Total Assets	$63,591	$—	$63,591	$—

Liabilities:
Contingent earn-out liability - ST	$6,300	$—		$6,300
Contingent earn-out liability - LT	7,061	—		$7,061
Foreign exchange contracts:
Accrued liabilities	1,890	—	$1,890	—
Other long-term liabilities	91	—	$91	—
Total Liabilities	$15,342	$—	$1,981	$13,361

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2022
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$2,314	$—	$2,314	$—
Short-term U.S. treasury securities	1,412	1,412	—	—
Short-term government bonds	498	—	$498	—
Long-term corporate bonds	516	—	$516	—

Foreign exchange forwards:
Prepaid expenses and other current assets	4,860	—	$4,860	—
Other assets	94	—	$94	—
Interest rate contracts:
Prepaid expenses and other current assets	28,431	—	$28,431	—
Other assets	26,753	—	$26,753	—

Total Assets	$64,878	$1,412	$63,466	$—

Liabilities:
Contingent earn-out liability - LT	$25,572	$—	$—	$25,572
Foreign exchange contracts:
Accrued liabilities	1,847	—	1,847	—
Other long-term liabilities	167	—	167	—
Total Liabilities	$27,586	$—	$2,014	$25,572

Note 10: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities currently consist of short-term corporate bonds and short-term government bonds and are considered “investment grade” and are carried at fair value. We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, we determine whether any portion of the decline in fair value below the amortized cost basis is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive income (loss). We did not have any investments in available-for-sale debt securities in unrealized loss positions as of September 30, 2023 or December 31, 2022.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our short-term and long-term investments in available-for-sale securities consist of the following (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	1,306	$—	$1,306
Short-term government bonds	500	—	500
Total investment securities	$1,806	$—	$1,806

	As of December 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$2,314	$—	$2,314
Short-term U.S. treasury securities	1,412	—	1,412
Short-term government bonds	498	—	498
Long-term corporate bonds	516	—	516
Total investment securities	$4,740	$—	$4,740

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

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We record our share of the investee's income or (loss) on a one quarter lag. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our condensed consolidated balance sheets (see Note 11: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the three and nine months ended September 30, 2023 and 2022. We did not receive any dividend distributions from this investment during the three and nine months ended September 30, 2023 and 2022.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Equity method investment	$3,145	$3,178

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Other prepaid expenses and receivables	$21,880	$21,635
Prepaid vendor expenses	1,657	3,052
Deferred costs	5,676	2,395
Prepaid insurance and property taxes	4,245	16,322
VAT/GST receivable	2,390	3,546
Deferred tax charge	4,935	3,830
Foreign exchange contracts	8,630	4,860
Interest rate contracts	30,446	28,431
Deposits	1,227	1,329
Other	3,326	3,532
	$84,412	$88,932

Other assets consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Pump lease receivables	$29,070	$27,086
Spare parts	44,076	38,498
Equity method investment	3,145	3,178
Deferred debt issuance costs	3,867	5,156
Finance lease right-of-use assets	2,814	2,598
Interest rate contracts	22,167	26,753
Other	2,586	2,193
	$107,725	$105,462

Note 12: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Raw materials	$298,753	$286,964
Work in process	75,935	73,795
Finished goods	384,934	335,250
Total inventories	$759,622	$696,009

During the three and nine months ended September 30, 2023, we recorded a $6.3 million reserve to inventory related to certain product at the end of its life cycle due to the integration of acquired product with similar functionality. This adjustment was recorded to cost of goods sold in our condensed consolidated statement of operations.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Machinery and equipment	$477,444	$414,811
Land, building and building improvements	275,997	274,063
Molds	87,757	77,203
Computer equipment and software	120,743	115,214
Furniture and fixtures	30,311	29,876
Instruments placed with customers(1)	107,673	98,481
Construction in progress	106,051	152,909
Total property, plant and equipment, cost	1,205,976	1,162,557
Accumulated depreciation	(597,214)	(526,444)
Property, plant and equipment, net	$608,762	$636,113
______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $25.0 million and $72.8 million for the three and nine months ended September 30, 2023, respectively, and $23.0 million and $69.4 million for the three and nine months ended September 30, 2022, respectively.

Note 14: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2023	$1,449,258
Currency translation	(4,802)
Balance as of September 30, 2023	$1,444,456

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	September 30, 2023
		Cost	Accumulated Amortization	Net
Patents	10	$32,741	$20,107	$12,634
Customer contracts	12	9,860	6,631	3,229
Non-contractual customer relationships	8	545,192	151,573	393,619
Trademarks	1	5,425	5,425	—
Trade name	15	18,243	6,852	11,391
Developed technology	10	583,845	152,444	431,401
Non-compete	3	9,100	6,900	2,200
Total amortized intangible assets		$1,204,406	$349,932	$854,474

Internally developed software*		$36,806		$36,806

Total intangible assets		$1,241,212	$349,932	$891,280
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2022
		Cost	Accumulated Amortization	Net
Patents	10	$29,998	$18,610	$11,388
Customer contracts	12	10,026	6,443	3,583
Non-contractual customer relationships	8	546,935	101,556	445,379
Trademarks	1	5,425	5,425	—
Trade name	15	18,251	5,959	12,292
Developed technology	10	583,176	108,708	474,468
Non-compete	3	9,100	5,250	3,850
Total amortized intangible assets		$1,202,911	$251,951	$950,960

Internally developed software*		$31,806		$31,806

Total intangible assets		$1,234,717	$251,951	$982,766
______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $33.4 million and $98.8 million during the three and nine months ended September 30, 2023, respectively, and $35.6 million and $108.9 million during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2023	$32,407
2024	131,060
2025	123,490
2026	122,832
2027	112,782
2028	112,184
Thereafter	219,719
Total	$854,474

Note 15:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Salaries and benefits	$53,763	$44,304
Incentive compensation	25,853	30,254
Operating lease liability-ST	19,850	18,169
Accrued sales taxes	6,440	5,844
Restructuring accrual	4,335	5,923
Deferred revenue	28,768	30,838
Accrued other taxes	5,657	5,794
Accrued professional fees	3,194	5,317
Italy medical device payback provision(1)	22,754	7,900
Legal accrual	1,601	3,137
Distribution fees	12,500	17,063
Warranties and returns	3,576	3,097
Field service corrective action(2)	26,382	24,517
Accrued freight	17,544	17,988
Foreign exchange contracts	1,890	1,847
Accrued research and development	—	3,538
Accrued audit fees	6,362	6,279
Defined benefit plan	2,064	2,928
Accrued interest	1,083	1,033
Other	7,708	6,999
	$251,324	$242,769
___________________________
(1)     As of December 31, 2022, there was $12.1 million in payback provision recorded as a reduction to accounts receivable, net. The Company reclassified such amount to accrued liabilities as of September 30, 2023. This amount was not reclassified as of December 31, 2022 to conform to the current year presentation.
(2)    Relates to field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Operating lease liability-LT	$57,277	$60,916
Benefits	4,999	5,314
Accrued rent	864	997
Finance lease liability-LT	2,018	1,855
Deferred revenue	11,836	16,239
Field service corrective action(1)	19,470	25,294
Other	3,541	3,489
	$100,005	$114,104
______________________________
(1)    Relates to field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 19: Commitments and Contingencies for further detail.

Note 16:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 235% and 70% for the three and nine months ended September 30, 2023, respectively, as compared to 38% and 37% for the three and nine months ended September 30, 2022, respectively.

    The effective tax rate for the three and nine months ended September 30, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII") and tax credits and the following discrete items recognized during the interim period:

•Net unrecognized tax benefits resulting primarily from the expiration of statute of limitations during the three and nine months ended September 30, 2023 of $0.0 million and $6.0 million, respectively.
•Excess tax benefit recognized on stock option exercises and the vesting of restricted stock units during the three and nine months ended September 30, 2023 of $0.6 million and $0.8 million, respectively.
•U.S. federal return-to-provision adjustments net of related tax reserves for the year ended December 31, 2022 resulted in a tax benefit of $7.5 million during the three and nine months ended September 30, 2023. The adjustments related primarily to changes in estimates for the research and development credit and foreign tax credits.
•The revaluation of the contingent consideration during the three and nine months ended September 30, 2023 of $15.6 million and $12.3 million, respectively, resulted in a tax expense of $0.0 million for both periods.

    The effective tax rate for the three and nine months ended September 30, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, FDII and tax credits. The effective tax rate during the three and nine months ended September 30, 2022 included a discrete tax benefit of $1.5 million and $4.1 million, respectively, related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The revaluation of the contingent consideration during the three and nine months ended September 30, 2022 of $4.1 million and $31.3 million, respectively, resulted in a tax expense of $0.0 million for both periods.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

During March 2022, we prepaid $16.0 million in principal payments on the Term Loan A principal balance. For the nine months ended September 30, 2023 and 2022 total principal payments on both Term Loans were $22.3 million and $20.3 million, respectively.

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

We were in compliance with all financial covenants as of September 30, 2023.

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of September 30, 2023	Effective Interest Rate	As of December 31, 2022

Senior Secured Credit Facilities:
Term Loan A — principal	7.62%	$818,125	3.99%	$834,000
Term Loan B — principal	7.96%	837,250	4.61%	843,625
Revolving Credit Facility — principal	—%	—	—%	—
Less unamortized debt issuance costs(1)		(20,443)		(24,262)
Total carrying value of long-term debt		1,634,932		1,653,363
Less current portion of long-term debt		45,688		29,688
Long-term debt, net		$1,589,244		$1,623,675
_______________________________

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)    Comprised of $10.1 million and $10.3 million relating to the Term Loan A and the Term Loan B, respectively, as of September 30, 2023.

As of September 30, 2023, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

Remainder of 2023	$7,437
2024	51,000
2025	51,000
2026	72,250
2027	672,563
2028	8,500
Thereafter	792,625
Total	$1,655,375

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contractual interest	$32,494	$19,228	$92,593	$41,868
Amortization of debt issuance costs	1,704	1,758	5,108	5,200
Commitment fee — Revolving Credit Facility	384	334	1,135	994
Total long-term debt-related interest expense	$34,582	$21,320	98,836	48,062

We currently hedge against the contractual interest expense on our long-term debt (see Note 8: Derivatives and Hedging Activities).

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

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended September 30, 2023, we did not purchase any shares of our common stock under our share purchase plan. As of September 30, 2023, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 17: Long-Term Debt).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    For the nine months ended September 30, 2023, we withheld 58,089 shares of our common stock from employee vested restricted stock units in consideration for $9.2 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the nine months ended September 30, 2022, we withheld 45,370 shares of our common stock from employee vested restricted stock units in consideration for $10.5 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2023	$(122,973)	$40,779	$1,216	$(80,978)
Other comprehensive income (loss) before reclassifications	24,983	(113)	(31)	24,839
Amounts reclassified from AOCI	—	(5,464)	—	(5,464)
Other comprehensive income (loss)	24,983	(5,577)	(31)	19,375
Balance as of March 31, 2023	$(97,990)	$35,202	$1,185	$(61,603)
Other comprehensive (loss) income before reclassifications	7,569	13,175	(34)	20,710
Amounts reclassified from AOCI	—	(7,901)	—	(7,901)
Other comprehensive income (loss)	7,569	5,274	(34)	12,809
Balance as of June 30, 2023	$(90,421)	$40,476	$1,151	$(48,794)
Other comprehensive (loss) income before reclassifications	(37,557)	10,824	(35)	(26,768)
Amounts reclassified from AOCI	—	(9,165)	—	(9,165)
Other comprehensive (loss) income	(37,557)	1,659	(35)	(35,933)
Balance as of September 30, 2023	$(127,978)	$42,135	$1,116	$(84,727)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2022	$(19,045)	$(237)	$13	$(19,269)
Other comprehensive (loss) income before reclassifications	(4,946)	25,782	15	20,851
Amounts reclassified from AOCI	—	(2,210)	—	(2,210)
Other comprehensive (loss) income	(4,946)	23,572	15	18,641
Balance as of March 31, 2022	$(23,991)	$23,335	$28	$(628)
Other comprehensive (loss) income before reclassifications	(99,805)	10,245	14	(89,546)
Amounts reclassified from AOCI	—	(2,101)	—	(2,101)
Other comprehensive (loss) income	(99,805)	8,144	14	(91,647)
Balance as of June 30, 2022	$(123,796)	$31,479	$42	$(92,275)
Other comprehensive (loss) income before reclassifications	(90,549)	18,784	227	(71,538)
Amounts reclassified from AOCI	—	(1,869)	—	(1,869)
Other comprehensive (loss) income	(90,549)	16,915	227	(73,407)
Balance as of September 30, 2022	$(214,345)	$48,394	$269	$(165,682)

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

Contingencies

On January 6, 2022, we acquired Smiths Medical. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price from the closing date to either the third or fourth anniversary of closing. As of September 30, 2023, the estimated fair value of the contingent earn-out is $7.1 million (see Note 9: Fair Value Measurements).

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective action was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance and could differ from the original estimate. The estimated field service corrective action recorded at September 30, 2023 is $42.8 million.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the measurement period related to (i) above ended and based on the actual revenue achieved during the measurement period we determined that the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met. As of September 30, 2023, the estimated fair value of the contingent earn-out related to certain product-related regulatory certification was estimated to be $1.5 million (see Note 9: Fair Value Measurements).

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of September 30, 2023, the estimated fair value of the contingent earn-out is $4.3 million (see Note 9: Fair Value Measurements).

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

For the nine months ended September 30, 2023, the carrying value of trade receivables sold to BOW in connection with the purchase program was $452.6 million. In exchange for the sale of trade receivables, we received cash of $450.0 million. For the three and nine months ended September 30, 2023, the sale of the receivables resulted in a loss of $1.0 million and $2.7 million, respectively, recorded in other expense, net in our condensed consolidated statement of operations. For the nine months ended September 30, 2023, we have collected and remitted $390.2 million in cash to BOW. As of September 30, 2023, cash remaining to be collected on behalf of BOW was $62.4 million, which has been removed from our condensed consolidated balance sheet as of September 30, 2023 and is reflected as cash provided by operating activities in the condensed consolidated statement of cash flows. There were no such balances at December 31, 2022. The carrying value of the sold receivables approximated the fair value at September 30, 2023.

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

Infusion Systems

    We offer a wide range of infusion pumps, dedicated IV sets, software and professional services. Our primary Infusion System products are:

Large Volume Pump ("LVP") Hardware and Dedicated IV Sets:

•Plum 360™: The Plum 360™ infusion pump is an ICU Medical MedNet™ ready large volume infusion pump with an extensive drug library and wireless capability. The pumps work with dedicated IV sets. Plum 360 was named the 2018, 2019, 2020, and 2022 Best in KLAS winner as top-performing IV smart pump and was the first medical device to be awarded UL Cybersecurity Assurance Program Certification. Also, in 2021 2022 and 2023, the Plum 360 won the award as the top-performing Smart Pump EMR-Integrated.

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

Supply Constraints, Global Economic Conditions

We have experienced significant impacts to our business as a result of global economic challenges, resulting from the COVID-19 pandemic and the continuing conflict between Russia and Ukraine, such as rising inflation, especially with respect to freight costs driven by higher fuel prices, increased cost and shortages of raw materials, and supply chain disruptions which negatively impacted our gross profit margin during 2022. We expect the pressure on the supply chain to continue and freight costs to remain subject to volatility in the market. The rising interest rates and foreign currency impact due to the strengthening of the U.S. dollar have also impacted our results of operations during 2022 and the nine months ended September 30, 2023.

These challenges arising from global economic conditions could worsen as a result of the current armed conflict in the Middle East, which is highly uncertain at this time.

Our business operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. COVID 19 caused lower hospital admissions and medical procedure volumes, and any resurgence of the pandemic or any new public health crisis could again shift healthcare priorities and cause volatility in the demand for our products, thereby adversely affecting our business operations.

While we continually monitor the ongoing and evolving impact of the above events on our operations, the overall impact remains uncertain and may not be fully reflected until future periods. The overall impact to our results of operations will depend on factors such as the duration and extent of the current global economic challenges, including any impact from conflicts in Eastern Europe and the Middle East more generally, and the resurgence of the pandemic or the emergence of a new public health crisis, none of which can be fully predicted at this time. See “Part I. Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for a discussion of risks and uncertainties.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and nine months ended September 30, 2023 and 2022, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total revenues	100%	100%	100%	100%
Gross profit	33%	31%	34%	31%
Selling, general and administrative expenses	27%	26%	27%	27%
Research and development expenses	4%	4%	4%	4%
Restructuring, strategic transaction and integration expenses	1%	2%	2%	4%
Change in fair value of contingent earn-out	(3)%	(1)%	(1)%	(2)%
Total operating expenses	29%	31%	32%	33%
Income (loss) from operations	4%	—%	2%	(2)%
Interest expense, net	(4)%	(3)%	(4)%	(3)%
Other (expense) income, net	(1)%	(1)%	—%	—%
Loss before income taxes	(1)%	(4)%	(2)%	(5)%
Benefit for income taxes	2%	1%	2%	2%
Net income (loss)	1%	(3)%	—%	(3)%

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

Consumables

    The following table summarizes our total Consumables revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Consumables revenue (GAAP)	$242.0	$251.6	$(9.6)	(3.8)%	$715.1	$732.8	$(17.7)	(2.4)%
Impact of foreign exchange rate changes	(1.9)				5.8
Consumables revenue on a constant currency basis (non-GAAP)	$240.1	$251.6	$(11.5)	(4.6)%	$720.9	$732.8	$(11.9)	(1.6)%

Consumables revenue decreased for the three and nine months ended September 30, 2023, as compared to the same periods in the prior year, primarily due to a decrease in our Vascular Access revenues. For the three months ended September 30, 2023, the revenue decrease was partially offset by an increase in Infusion Therapy revenue and the impact of having six less billing days in the current year period for the products acquired from Smiths Group as compared to the same prior year period. For the nine months ended September 30, 2023, the revenue decrease was partially offset by an increase in Infusion Therapy and Tracheostomy revenues.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Infusion Systems (GAAP)	$149.0	$161.6	$(12.6)	(7.8)%	$463.9	$448.4	$15.5	3.5%
Impact of foreign exchange rate changes	1.0				8.9
Infusion Systems on a constant currency basis (non-GAAP)	$150.0	$161.6	$(11.6)	(7.2)%	$472.8	$448.4	$24.4	5.4%

Infusion Systems revenue decreased for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily due to the impact of having six less billing days in the current year period for the products acquired from Smiths Group as compared to the same prior year period and our backorder recovery in the prior year period. Infusion Systems revenue increased for the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to higher sales of our syringe pump products and LVP dedicated sets.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Vital Care (GAAP)	$162.3	$184.7	$(22.4)	(12.1)%	$492.3	$520.8	$(28.5)	(5.5)%
Impact of foreign exchange rate changes	(0.3)				5.0
Vital Care on a constant currency basis (non-GAAP)	$162.0	$184.7	$(22.7)	(12.3)%	$497.3	$520.8	$(23.5)	(4.5)%

Vital Care revenue decreased for the three and nine months ended September 30, 2023, as compared to the same periods in the prior year, primarily due to lower sales of IV Solutions in the current year period and backorder recovery in the prior year period. Additionally, revenue for the three months ended September 30, 2023 included the impact of six less billing days for the products acquired from Smiths Group as compared to the same period in the prior year.

Gross Margins

    For the three and nine months ended September 30, 2023, gross margins were 33.2% and 34.0%, respectively, as compared to 31.2% and 30.7% for the three and nine months ended September 30, 2022, respectively. The increase in gross margin for the three months ended September 30, 2023, as compared to the same period in the prior year, was primarily driven by lower freight costs and lower quality remediation costs partially offset by lower manufacturing absorption from lower volumes and scheduled plant shutdowns, the impact of foreign exchange rate changes and higher product reserves related to product-line integration. The increase in gross margin for the nine months ended September 30, 2023, as compared to the same period in the prior year, was primarily driven by lower freight costs and the cost recognition of a purchase accounting write-up of inventory in 2022.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
SG&A	$148.6	$153.5	$(4.9)	(3.2)%	$452.1	$465.4	$(13.3)	(2.9)%

SG&A expenses decreased for the three months ended September 30, 2023, as compared to the same period in the prior year primarily due to decreases of $5.2 million in depreciation and amortization, $3.0 million in compensation costs, and $1.8 million of IT expenses. These decreases were partially offset by an increase of $4.2 million in dealer fees and $1.8 million in stock based compensation. Depreciation and amortization decreased as the fair market values of certain intangible assets acquired in regard to the 2022 Smiths Medical acquisition were adjusted down after the same period in the prior year. Compensation costs decreased primarily due to a decrease in cash incentive compensation. IT expenses decreased based on current operating needs. Dealer fees increased due to an increase in revenues to distributors. Stock based compensation increased due to an increase in the fair value of amounts awarded in the current year over the fair value of the awards in the prior year.

SG&A expenses decreased for the nine months ended September 30, 2023, as compared to the same period in the prior year primarily due to decreases of $9.9 million in depreciation and amortization, $3.1 million in dealer fees, and $3.0 million in IT expenses. Partially offsetting these decreases was a $3.3 million increase in commissions. Commissions increased primarily due to sales performance in the current period measured against preset sales targets as compared to sales performance achieved against targets in the comparable prior year period.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
R&D	$20.9	$23.1	$(2.2)	(9.5)%	$62.9	$69.5	$(6.6)	(9.5)%

R&D expenses decreased for the three and nine months ended September 30, 2023, as compared to the same periods in the prior year. R&D expenses during both periods primarily relate to headcount and employment expense in support of ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $7.2 million and $30.5 million for the three and nine months ended September 30, 2023, respectively, as compared to $14.4 million and $61.8 million for the three and nine months ended September 30, 2022, respectively.

Restructuring charges

    Restructuring charges were $1.1 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, as compared to $2.4 million and $7.3 million for the three and nine months ended September 30, 2022, respectively, and were primarily related to severance costs for all periods. The restructuring charges for the three and nine months ended September 30, 2023 were net of $0.2 million of facility closures costs that were reversed in the current period. We expect to pay the majority of unpaid restructuring charges as of September 30, 2023 during the remainder of 2023 and 2024.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $6.1 million and $25.4 million for the three and nine months ended September 30, 2023, respectively, as compared to $12.0 million and $54.5 million for the three and nine months ended September 30, 2022, respectively. The strategic transaction and integration expenses during the three and nine months ended September 30, 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The strategic transaction and integration expenses for the three and nine months ended September 30, 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 which primarily included legal expenses, bank fees, and employee costs. The nine months ended September 30, 2022 also included a United Kingdom stamp tax.

Change in Fair Value of Contingent Earn-out

For the three and nine months ended September 30, 2023, we recorded gains of $15.6 million and $12.3 million, respectively, related to a change in the fair value of contingent earn-outs as compared to a gain of $4.1 million and $31.3 million, respectively, for the three and nine months ended September 30, 2022, primarily related to the Smiths Medical acquisition. During the three and nine months ended September 30, 2023, the fair value of the Smiths Medical contingent earn-out decreased due to decreases in our stock price.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest expense	$(25,921)	$(21,151)	$(76,021)	$(51,068)
Interest income	1,746	3,343	5,210	4,765
Interest expense, net	$(24,175)	$(17,808)	$(70,811)	$(46,303)

    Interest expense, net for the three and nine months ended September 30, 2023 and 2022 primarily includes the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 17: Long-Term Debt in our accompanying condensed consolidated financial statements) and the impact of the interest rate swaps. The interest expense increased for the three and nine months ended September 30, 2023, as compared to the respective prior year periods, primarily due to increases in the applicable SOFR reference rate. These increases were partially offset by the impact of the interest rate swaps (see Note 8: Derivatives and Hedging in our accompanying condensed consolidated financial statements).

Other Expense, net

The following table presents other expense, net (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Foreign exchange losses, net	$(3,010)	$(2,072)	(3,349)	(4,587)
Loss on disposition of assets	(446)	$(1,366)	(973)	(2,321)
Other miscellaneous (expense) income, net	(588)	406	(1,493)	2,925
Other expense, net	$(4,044)	$(3,032)	$(5,815)	$(3,983)

Income Taxes

    For the three and nine months ended September 30, 2023, income taxes were accrued at an estimated effective tax rate of 235% and 70%, respectively, as compared to 38% and 37% for the three and nine months ended September 30, 2022, respectively.

The effective tax rate for the three and nine months ended September 30, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income (“FDII”) and tax credits. The effective tax rate for both the three and nine months ended September 30, 2023 included a tax benefit of $0.0 million and $6.0 million, respectively, primarily related to unrecognized tax benefits released as a result of the expiration of the statute of limitations. The effective tax rate during the three and nine months ended September 30, 2023 also included a tax benefit of $0.6 million and $0.8 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock during the period. Additionally, the effective tax rate for both the three and nine months ended September 30, 2023 included a tax benefit of $7.5 million related to U.S. federal return-to-provision adjustments net of related tax reserves. The adjustments related to primarily to changes in estimates for the research and development credit and foreign tax credits. Additionally, the effective tax rate for the three and nine months ended September 30, 2023 also included the nil tax impact of the revaluation of contingent consideration for $15.6 million and $12.3 million, respectively.

    The effective tax rate for the three and nine months ended September 30, 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, FDII and tax credits. The effective tax rate during the three and nine months ended September 30, 2022 included a discrete tax benefit of $1.5 million and $4.1 million, respectively, related to excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The revaluation of the contingent consideration during the three and nine months ended September 30, 2022 of $4.1 million and $31.3 million, respectively, resulted in a tax expense of $0.0 million for both periods.

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

Funds generated from operations are held in cash and cash equivalents and investment securities. During the nine months ended September 30, 2023, our cash and cash equivalents and short-term investment securities decreased by $14.0 million from $213.0 million at December 31, 2022 to $199.0 million at September 30, 2023. This decrease was driven by a decrease in our accounts payable balances, capital expenditures, principal payments on our long-term debt and the related interest payments. Our short-term investment portfolio currently consists of investment-grade corporate and federal treasury bonds and is primarily intended to facilitate capital preservation.

2022 Credit Agreement and Access to Capital

As discussed in Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.7 billion as of September 30, 2023, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of September 30, 2023. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3/Ba3	Stable
Fitch	BB/BB+	Stable
Standard & Poor's	BB-/BB-	Negative

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with stepdowns to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 17: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of September 30, 2023.

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

Uses of Liquidity

Capital Expenditures

At September 30, 2023, we estimate that our capital expenditures in 2023 will be in the range of $75 million to $85 million.

Contractual Obligations

Our principal commitments at September 30, 2023 include both short and long-term future obligations.

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

	(in millions)
	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter
Term Loan A Principal Payments	$5.3	$42.5	$42.5	$63.8	$664.1	$—	$—
Term Loan A Interest Payments	15.6	59.6	49.5	43.5	—	0	0
Term Loan B Principal Payments	2.1	8.5	8.5	8.5	8.5	8.5	792.6
Term Loan B Interest Payments	17.0	66.4	58.2	54.5	54.4	54.0	0
Revolver Commitment Fee	0.4	1.5	1.5	1.5	—	0	0
	$40.4	$178.5	$160.2	$171.8	$727.0	$62.5	$792.6

Other Future Capital Investments

At September 30, 2023, there have been no material changes to our estimate for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, as previously disclosed in our 2022 Annual Report on Form 10-K.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the nine months ended September 30, 2023 was $74.9 million. The changes in operating assets and liabilities included a $66.7 million increase in inventories, a $18.9 million increase in other assets, a $65.0 million decrease in accounts payable, $42.9 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $10.5 million decrease in accrued liabilities. Offsetting these amounts was a $43.1 million decrease in accounts receivable and a $11.3 million decrease in prepaid expenses and other current assets. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts. The decrease in accounts payable was due to the timing of payments. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accrued liabilities was primarily due to employee costs. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with Bank of the West (see Note 21: Accounts Receivable Purchase Program). The decrease in prepaid expenses and other current assets was primarily due to insurance and property taxes.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(53,956)	$(68,715)	$14,759	(1)
Proceeds from sale of assets	1,481	933	548
Business acquisitions, net of cash acquired	—	(1,844,164)	1,844,164	(2)
Intangible asset additions	(7,742)	(6,560)	(1,182)
Purchases of investment securities	—	(3,397)	3,397	(3)
Proceeds from sale of investment securities	2,920	36,433	(33,513)	(4)
Net cash used in investing activities	$(57,297)	$(1,885,470)	$1,828,173
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

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Financing Cash Flows:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	$—	$1,672,631	$(1,672,631)	(1)
Principal payments on long-term debt	(22,250)	(20,250)	(2,000)	(2)
Payment of third-party debt issuance costs	—	(1,852)	1,852	(3)
Proceeds from exercise of stock options	4,022	7,906	(3,884)	(4)
Payments on finance leases	(681)	(477)	(204)
Tax withholding payments related to net share settlement of equity awards	(9,221)	(10,541)	1,320	(5)
Net cash (used in) provided by financing activities	$(28,130)	$1,647,417	$(1,675,547)
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
(5) During the nine months ended September 30, 2023, our employees surrendered 58,089 shares of our common stock from vested restricted stock unit awards as consideration for approximately $9.2 million in minimum statutory withholding obligations paid on their behalf. During the nine months ended September 30, 2022, our employees surrendered 45,370 shares of our common stock from vested restricted stock unit awards as consideration for approximately $10.5 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of September 30, 2023, all of the $100.0 million available for purchase was remaining under the plan.

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an initial applicable margin of 1.75% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an initial applicable margin of 2.5%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from September 30, 2023, the additional annual interest expense or savings related to the term loans would amount to approximately $16.6 million.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Japanese Yen, U.S. Dollar, Chinese Renminbi, Canadian Dollar, and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 8: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At September 30, 2023, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivative contracts by approximately $2.6 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the third quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
07/01/2023 — 07/31/2023	—	$—	—	$100,000,000
08/01/2023 — 08/31/2023	—	$—	—	$100,000,000
09/01/2023 — 09/30/2023	—	$—	—	$100,000,000
Third quarter of 2023 total	—	$—	—	$100,000,000
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

Item 5. Other Information

(a)    None

(b)    None

(c)

The following table shows any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K, adopted, modified, or terminated by our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended September 30, 2023. In accordance with our insider trading policy, the trading arrangement shown below was adopted during an open trading window.

Name/Title	Action	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Virginia Sanzone / CVP, General Counsel	Adopt	Rule 10b5-1 trading plan	August 14, 2023	August 14, 2024	2,050	Sale of shares
Vivek Jain, Chief Executive Officer	Terminated	Rule 10b5-1 trading plan	March 15, 2023	February 9, 2024	206,366	Exercise and sale of options

Other than as disclosed above, no other officer (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	November 6, 2023
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)