Form 10-K
period 2023-12-31
ICU MEDICAL INC/DE
filed 2024-02-27
CIK 883984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company," in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2023, the last business day of registrant’s most recently completed second fiscal quarter, was $3,601,073,250.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2024 was 24,142,564.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2024 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Report.

ICU Medical, Inc.
Form 10-K
For the Year Ended December 31, 2023

Forward Looking Statements

Various portions of this Annual Report on Form 10-K, including Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and documents referenced herein, describe trends in our business and finances that we perceive and state some of our expectations and beliefs about our future. These statements about the future are “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we may identify them by using words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “will,” “continue,” “could,” “may,” and by similar expressions and statements about aims, goals and plans. The forward-looking statements are based on the best information currently available to us and assumptions that we believe are reasonable, but we do not intend the statements to be representations as to future results. They include, without limitation, statements about:

•future growth; future operating results and financial condition (including, among other things, anticipated sales; accruals for restructuring charges, production costs; operating expenses; manufacturing expenses; our expectations regarding liquidity and capital resources over the next twelve months; source of funds for capital purchases and operations; future tax rates; alternative sources of capital or financing; changes in working capital items such as receivables and inventory; and income taxes);

•factors affecting our operating results, such as the impact of global economic challenges and geopolitical events; an increase in shipping costs; loss of a strategic relationship; change in demand for our products; domestic and international sales; expansion in international markets, future increases or decreases in sales of certain products and in certain markets and distribution channels; maintaining strategic relationships and securing long-term and multi-product contracts with large healthcare providers and major buying organizations; increases in systems capabilities; introduction, development and sales of new products; benefits of our products over competing systems; qualification of our new products for the expedited Section 510(k) clearance procedure; possibility of lengthier clearance process for new products; planned increases in marketing; warranty claims; rebates; product returns; bad debt expense; amortization expense; inventory requirements; lives of property, plant and equipment; manufacturing efficiencies and cost savings; unit manufacturing costs; establishment or expansion of production facilities inside or outside of the United States; planned new orders for semi-automated or fully automated assembly machines for new products; adequacy of production capacity; asset impairment losses; relocation of manufacturing facilities and personnel; effect of expansion of manufacturing facilities on production efficiencies and resolution of production inefficiencies; the effect of costs to customers and delivery times; business seasonality and fluctuations in quarterly results; customer ordering patterns and the effects of new accounting pronouncements;

•new or extended contracts with manufacturers and buying organizations; dependence on a small number of customers; loss of larger distributors and the ability to locate other distributors; the outcome of our strategic initiatives; regulatory approvals and compliance; outcome of litigation; patent protection and intellectual property landscape; patent infringement claims and the impact of newly issued patents on other medical devices; competitive and market factors, including continuing development of competing products by other manufacturers; improved production processes and higher volume production; innovation requirements; consolidation of the healthcare provider market and downward pressure on selling prices; distribution or financial capabilities of competitors; healthcare reform legislation; foreign exchange risk; commodity price risk; plans to convert existing space; acquisitions of other businesses or product lines; and

•the impact of acquisitions and the integration of acquired businesses and product line (including the Smiths Medical business).

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

•If demand for our products were to decline significantly, we might not be able to recover the cost of our expensive automated molding and assembly equipment and tooling, which could have an adverse effect on our financial condition and results of operations.

•Product development requires substantial investment that may be difficult for us to fund and may be challenging to recover through commercial product sales.

•Heightened inflation, higher interest rates and foreign currency rate fluctuations as a result of global macroeconomic and geopolitical conditions have had and could in the future have a material adverse effect on our operations.

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

•Damage to, or interruptions at, any of our manufacturing facilities or our suppliers' facilities could impair our ability to produce our products.

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

•Our ability to market our products in the U.S. and other countries may be adversely affected if our products fail to comply with the applicable requirements of the FDA and regulatory agencies in other countries.

•Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates.

•Any significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs could have a material adverse effect on our results of operations.

•International sales pose additional risks related to competition with larger international companies and established local companies and higher credit risk.

•The Smiths Medical acquisition completed in January 2022 has resulted in organizational changes and an increase in size to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

•The actual impact of the Smiths Medical acquisition on our financial results may be worse than the assumptions we have used.

•For the Smiths Medical acquisition, we used a significant portion of our cash on hand and incurred a substantial amount of debt to finance the cash consideration portion and certain other amounts paid in connection with the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

See Part I, Item 1A of this Annual Report on Form 10-K for the detailed discussion of the above risk factors.

PART I

ITEM 1. BUSINESS

First person pronouns used in this Annual Report on Form 10-K, such as “we,” “us,” and “our,” refer to ICU Medical, Inc. (“ICU”) and its subsidiaries unless context requires otherwise.

Company Background and Overview of Business

ICU develops, manufactures and sells innovative medical products used in infusion therapy, vascular access, and vital care applications. Our team is focused on providing quality, innovation and value to our clinical customers worldwide. ICU's product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, IV catheters, sharps safety products, and sterile IV solutions; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products.

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

Products

As part of the integration of our acquisition of Smiths Medical, we have renamed our business units and reorganized the products thereunder and, as of January 1, 2023, our business unit structure is composed of Consumables, Infusion Systems and Vital Care. The product offerings under these business units are described below.

Consumables

Our Consumables business unit includes Infusion Therapy, Oncology, Vascular Access and Tracheostomy products.

Infusion Therapy

Our Infusion Therapy products include non-dedicated infusion sets, extension sets, needle-free connectors, and disinfection caps. Infusion sets used in hospitals and ambulatory clinics consist of flexible sterile tubing running from an IV bag or bottle containing a drug product or solution to a catheter inserted in a patient’s vein that may or may not be used with an infusion pump. Disinfection caps are used to actively disinfect access points into the infusion sets and catheters. Our primary Infusion Therapy products are:

•Clave™ needlefree products, including the MicroClave, MicroClave Clear, and NanoClave™ brand of connectors, accessories, extension and administration sets used for the administration of IV fluids and medications;

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

Vascular Access

Our Vascular Access products are used by clinicians to access the patients' bloodstream to deliver fluids and medication or to obtain blood samples. Our primary Vascular Access products are:

•Jelco® safety and conventional peripheral IV catheters and sharps safety devices for hypodermic injection, designed to help prevent accidental needlestick injury;

•Safe-T Wing® venipuncture and blood collection devices;

•Port-A-Cath® implantable ports;

•Portex® arterial blood sampling syringes;

•PowerWand® midline catheters; and

•Cleo® subcutaneous infusion catheters and sets.

Tracheostomy

Our tracheostomy products are used in the placement of a secure airway using both surgical and percutaneous insertion techniques. Our primary Tracheostomy products includes:

•Portex BLUselect® PVC tracheostomy tubes, which feature an inner cannula as well as a Suctionaid option for above the cuff suctioning and vocalization capability;

•Portex Bivona® silicone tracheostomy tubes, which offer the added benefits of comfort and mobility and come in a variety of configurations suited to meet the clinical needs of neonatal through adult patients; and

•Portex BLUperc® percutaneous insertion kits, which allow for safe placement of the tracheostomy tube at the bedside.

Infusion Systems

We offer a comprehensive portfolio of infusion pumps, dedicated IV sets, software and professional services to meet the wide range of infusion needs. Our primary Infusion System products include:

Large Volume Pump ("LVP") Hardware:

•Plum 360™infusion pumps feature a unique delivery system that helps to enhance patient safety and workflow efficiency. The pumps work with PlumSet™ dedicated IV sets that include an air trap to help minimize interruptions and a direct connection to the secondary line that eliminates the risk of setup errors and enables concurrent delivery of two compatible medications through a single line. Plum 360 has been named Best in KLAS for seven years in a row (2018, 2019, 2020, 2023 – Best in KLAS Smart Pump Traditional; 2021, 2022, 2023, 2024 Best in KLAS Smart Pump EMR Integrated) and was the first medical device to be awarded UL Cybersecurity Assurance Program Certification.

•Plum Duo™ infusion pumps with LifeShield™ safety software are dual channel devices capable of delivering up to four compatible medications at independent rates with a single pump. The Plum Duo combines the award-winning legacy of Plum 360 with modern innovation, including a large touch screen and highly intuitive user interface to help guide users through programming, while streamlining complex tasks.

Ambulatory Infusion Hardware:

•CADD™ ambulatory infusion pumps and disposables, including administration sets and medication cassette reservoirs, serve as a single pain management platform across all types of IV pain management therapies and all clinical care areas from the hospital to outpatient treatment.

Syringe Infusion Hardware:

•Medfusion™ syringe infusion pumps are designed for the administration of fluids and medication to address the needs of the most vulnerable patients requiring precisely controlled infusion rates. Focused on delivery accuracy, the Medfusion 4000 can deliver from a comprehensive portfolio of syringes to meet syringe pump guidance to deliver medication from the smallest syringe size possible.

    IV Medication Safety Software:

•ICU Medical MedNet™ software is an enterprise-class medication management platform that can help reduce medication errors, improve quality of care, streamline workflows and maximize revenue capture. ICU Medical MedNet connects our industry-leading Plum 360 smart pumps to a hospital’s EHR, asset tracking systems, and alarm notification platforms to further enhance infusion safety and efficiency.

•LifeShield™ infusion safety software for Plum Duo infusion pumps is an enterprise-wide platform designed with the input of pharmacists, nurses and administrators to empower health systems to raise the bar in IV performance. The system’s hybrid architecture provides cloud-based functionality to allowing access anywhere with on-premise management providing security and control.

•PharmGuard™ medication safety software for Medfusion 4000 syringe and CADD-Solis™ pumps allows for customized drug libraries to support the standardization of protocols for medication administration throughout the facility.

Professional Services:

•In addition to the products above, our teams of clinical and technical experts work with customers to develop safe and efficient infusion systems, providing customized and personalized configuration, implementation, and data analytics services to optimize our infusion hardware and software.

Vital Care

Our Vital Care business unit includes IV Solutions, Hemodynamic Monitoring, General Anesthesia and Respiratory, Temperature Management Solutions and Regional Anesthesia/Pain Management products.

IV Solutions

Our IV Solutions products include a broad portfolio of injection, irrigation, nutrition and specialty IV solutions including:

•IV Therapy and Diluents, including Sodium Chloride, Dextrose, Balanced Electrolyte Solutions, Lactated Ringer's, Ringer's, Mannitol, Sodium Chloride/Dextrose and Sterile Water.

•Irrigation, including Sodium Chloride Irrigation, Sterile Water Irrigation, Physiologic Solutions, Ringer's Irrigation, Acetic Acid Irrigation, Glycine Irrigation, Sorbitol-Mannitol Irrigation, Flexible Containers and Pour Bottle Options.

Hemodynamic Monitoring

Our Hemodynamic Monitoring products are designed to help clinicians get accurate real-time access to patients’ hemodynamic and cardiac status with an extensive portfolio of monitoring systems and advanced sensors & catheters. Measurements provided by our systems help clinicians determine how well the heart is pumping blood and how efficiently oxygen from the blood is being used by the tissues. Our Hemodynamic Monitoring products include:

•Cogent™ 2-in-1 hemodynamic monitoring system;
•CardioFlo™ hemodynamic monitoring system;
•TDQ™ and OptiQ™ cardiac output monitoring catheters;
•TriOxTM venous oximetry catheters;
•Transpac™ blood pressure transducers;
•SafeSet™ closed blood sampling and conservation system; and
•MEDEX® LogiCal® Pressure Monitoring System and components.

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

We also rely on certain outside manufacturers for certain product lines in Infusion Systems and have in the past leveraged a long-term manufacturing and supply agreement ("MSA") with Pfizer to provide additional IV Solution products to us when requested. We no longer purchase products from Pfizer under the MSA.

We operate regional device service centers, in a number of locations, including Salt Lake City, Utah, U.S., Grasbrunn, Germany; Sligo, Ireland; San Laurent, Quebec, Canada; Taipei, Taiwan and Rydalmere, Australia. See Part I, Item 2 of this Annual Report on Form 10-K.

Raw Materials

We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. Certain components and raw materials are available only from a single supplier. We currently attempt to manage the risk associated with such suppliers by means of inventory management, relationship management and evaluation of alternative sources when feasible. See Item 1A. Risk Factors - We are dependent on single and limited source third-party suppliers, which subjects our business and results of operations to risks of supplier business interruptions, and a loss or degradation in performance in our suppliers could have an adverse effect on our business and financial condition.

Sales, Marketing and Administration

We sell globally through our own direct sales force and through independent distributors. We currently serve customers in over 100 countries throughout the world. The majority of our sales is denominated in United States ("U.S.") dollars and we have sales denominated in Euros, Canadian dollars, Japanese Yen, British Pound and Australian dollars as well as other currencies. In 2023 and 2022, we had worldwide net sales to Medline of 16% and 15% of consolidated net sales, respectively. In 2021, we did not have sales over 10% to any single customer.

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

•approval by an institutional review board or ethics committee at each clinical site before the trial is commenced;

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

•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to preserve the product's continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices; and

•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the U.S.

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

If regulatory approval of a drug is granted, such approval will be granted for particular indications and may include limitations on the indicated uses for which such drug may be marketed. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more post-market studies and additional surveillance to further assess and monitor the drug’s safety and effectiveness after commercialization, and may limit further marketing of the drug based on the results of these post-marketing studies.

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

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the "EU Medical Devices Directive") which has been repealed and replaced by Regulation (EU) No 2017/745 (the "EU Medical Devices Regulation"). Our current certificates have been granted under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation.

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

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product's technical dossiers and the manufacturer's quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the European Conformity ("CE") mark to the device, which allows the device to be placed on the market throughout the EU.

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

The EU Medical Devices Regulation became effective on May 26, 2021.

In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system ("Eudamed"), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier ("UDI") database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier ("UDI-DI") specific to a device, and a production identifier ("UDI-PI") to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions ("FSCAs") must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices are subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states' laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

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

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2025. Devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directive are now subject to transitional arrangements. The UK Government has introduced legislation that provides that CE-marked medical devices may be placed on the Great Britain market on the following timelines:

•general medical devices compliant with the EU Medical Devices Directive or EU Active Implantable Medical Devices Directive with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of the certificate or June 30, 2028; and

•general medical devices, including custom-made devices, compliant with the EU Medical Devices Regulation can be placed on the Great Britain market up until June 30, 2030.

Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessed ("UKCA") mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the mandatory deadlines. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013, and will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. Such legislation and regulation of healthcare costs may, however, result in decreased lower reimbursements by governmental and private payors to our customers, which may adversely affect our business, financial condition and results of operations.

EU Healthcare Reform

Additional healthcare reform measures in the EU may be adopted in the future as well. For instance, in December 2021, Regulation (EU) No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Consumables

We believe that our ability to effectively compete in the Consumables market depends upon our ability to differentiate our products based on continued innovation, safety, quality, convenience, reliability, patent protection, ease of use and the pricing of our products, in addition the access to distribution channels. We encounter significant competition in this market both from global, large, established medical device manufacturers and from smaller companies. We compete with products and systems marketed by Becton Dickinson ("BD"), Baxter International ("Baxter"), B. Braun Medical, Inc. ("B. Braun"), Angiodynamics and Teleflex.

Infusion Systems

We face strong global competitors in the Infusion Systems market. In the United States ("U.S.") our competitors include BD, Baxter, B. Braun, Moog Medical, and Fresenius Kabi, a division of Fresenius Group. Outside of the U.S., our primary competitors are BD, B. Braun, Fresenius, and a large number of local market pump manufacturers. These competitors benefit from greater financial, research and development and marketing resources than we have. The smart pump market in recent years has been troubled with security concerns and product recalls. We believe our ability to effectively compete will be determined by our ability to build our brand strength using the development of technological advancements aimed at increasing the quality, reliability, safety and security of our pumps while at the same time focusing on manufacturing efficiency and cost-effectiveness, which are operationally challenging with evolving product lines.

Vital Care

Our IV Solutions products are sold in the U.S. and Canada and compete in the U.S. with Baxter and B. Braun.

Our other Vital Care products compete with numerous competitors due to our broad product portfolio. Our primary competitors include Edwards Lifesciences, Belmont and Intersurgical plc.

Our ability to compete in this market will depend on our ability to continue to make technological advances to our products, thereby increasing customer efficiency, and our ability to provide product support and successful customer training aimed at improving clinical decision-making that ultimately enhances patient safety and focuses on demonstrable patient outcomes.

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

Seasonality/Quarterly Results

Our business is not significantly impacted by seasonal aspects. We can, however, experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which can be driven by global health crisis or pandemics, as well as fluctuations due to supply constraints as a result of other macroeconomic and global geopolitical events, such as the conflicts in Eastern Europe and the Middle East. Our expenses do not typically fluctuate in the same manner as net sales, which may result in cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Research and Development

We continue to invest in certain research and development ("R&D") projects to drive future growth and to remain competitive in our product lines. Our main R&D facilities are located in the U.S and India. Our R&D costs primarily relate to headcount and employment expense in support of the ongoing development of new products. Research and development costs were $85.3 million in 2023, $93.0 million in 2022 and $47.5 million in 2021.

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

Finally, we believe that our leadership team, with its broad, and deep category knowledge and averaging approximately 12 years of experience in IV therapy has the necessary experience to effectively lead the execution of our strategy.

At December 31, 2023, we had approximately 14,000 employees located in over 35 countries.

Geographic Data

Information regarding financial data by geography is set forth in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K in Notes 4 and 13 to the Consolidated Financial Statements, and is incorporated herein by reference.

Available Information

Our website address is http://www.icumed.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings and amendments thereto those reports, free of charge on our website as soon as reasonably practicable after filing or furnishing them with the Securities and Exchange Commission ("SEC"). We also have our code of ethics posted on our website (http://www.icumed.com). The information on our website is not incorporated into this Annual Report on Form 10-K. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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

The consumable medical device segment of the health care industry and in particular the infusion products market is intensely competitive and continues to experience both horizontal and vertical consolidation. We believe that our ability to compete depends upon numerous factors including, among other things, continued product innovation, the quality, convenience and reliability of our products, including demand for more environmentally friendly products and focus on using materials of concern, access to distribution channels, patent protection and pricing. The ability to compete effectively depends on our ability to differentiate our products based on these factors, as well as our ability to perceive and respond to changing customer needs. We encounter significant competition in our markets both from large established medical device manufacturers and from smaller companies. Many of these companies have introduced competitive products with features not provided by the conventional products and methods they are intended to replace. Most of our current and prospective competitors have economic and other resources substantially greater than ours and are well established in the healthcare industry. Several large, established competitors offer broad product lines and have been successful in obtaining full-line contracts with a significant number of hospitals and group purchasing organizations to supply all of their infusion product requirements. Due to the highly competitive nature of the group purchasing organizations ("GPOs") or integrated delivery networks ("IDNs") contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our products portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products thereby affecting our profitability. While having a contract with a GPO or IDN can facilitate sales to members of that GPO or IDN, it is no assurance that the sales volume of those products will be maintained. The members of such groups may choose to purchase from our competitors due to the price or quality offered by such competitors, which could result in a decline in our sales and profitability. In addition, distributors of our products may begin to negotiate terms of sale more aggressively in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing or other terms of sale could adversely affect our results of operations and financial condition. In addition, if we fail to implement distribution arrangements successfully, it could cause us to lose market share to our competitors. Moreover, there is no assurance that our competitors will not substantially increase resources devoted to the development, manufacture and marketing of products competitive with our products. The successful implementation of such a strategy by one or more of our competitors could materially and adversely affect us.

If demand for our products were to decline significantly, we might not be able to recover the cost of our expensive automated molding and assembly equipment and tooling, which could have an adverse effect on our financial condition and results of operations.

Our production tooling is relatively expensive, with each "module," which consists of an automated assembly machine and the molds and molding machines that mold the components, costing several million dollars. Most of the modules are for the Clave product family. If the demand for these products changes significantly, which could happen with the loss of customers or a change in product mix, it may be necessary for us to recognize an impairment charge for the value of the production tooling because its cost may not be recovered through production of saleable product, which could adversely affect our financial condition.

We have been and will be ordering production molds and equipment for our new products. We expect to order semi-automated or fully automated assembly machines for certain products in 2024. If we do not achieve significant sales of these new/transitioned products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because its costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

Product development requires substantial investment that may be difficult for us to fund and may be challenging to recover through commercial product sales.

    Innovations generally require a substantial investment in product development before we can determine their commercial viability, and we may not have the financial resources necessary to fund these innovations. Even if we succeed in creating new product candidates from these innovations, we may still fail to successfully commercially such products. The success of new medical device products depends on several factors, including our ability to anticipate and meet customers' or patients' needs, obtain timely regulatory approvals, clearances or certifications, and manufacture quality products in an economic and timely manner. Even if we are able to develop successful new products or enhancements, we may not produce sales exceeding the costs of development, and we may not avoid infringing the proprietary rights of third parties. Moreover, innovations may not be successful due to difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies or notified bodies, or obtaining favorable pricing on those products. Finally, innovations may not be accepted in the marketplace quickly or at all because of, among other things, entrenched patterns of clinical practice and uncertainty over third-party reimbursement.

If we do not successfully develop and commercialize enhanced or new products that remain competitive with new products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired.

The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success and profit margins depend upon the development and successful commercialization of new products, new or improved technologies and additional applications of our technology. The research and development process is time-consuming and costly, and may not result in products or applications that we can successfully commercialize.  We can give no assurance that we will be able to successfully develop and commercialize enhanced or new products or that they will be accepted in the marketplace. Even if we successfully develop and commercialize enhanced or new products, they may be quickly rendered obsolete by competitors’ innovations, changing customer preferences or changing industry or regulatory standards.

Cost volatility or loss of supply of our raw materials could have an adverse effect on our profitability.

Most of the materials used in our products are resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil and natural gas prices have been volatile in recent years. Crude oil markets have historically been affected by political uncertainty in the Middle East and more recently, by the conflict in the Ukraine. As the current conflict in the Middle East continues to develop and geopolitical tensions rise in the region or globally, there is no assurance that crude oil supplies will not be interrupted or crude oil prices will not rise in the future. New laws or regulations adopted in response to climate change could also increase energy costs as well as the costs of certain raw materials and components. Any such regulations or interruptions could have an adverse effect on our ability to produce, or the cost to produce, our products. Our suppliers have historically passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and we believe most of these costs have been passed on to us. Our ability to recover these increased costs may depend upon our ability to raise prices on our products. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances, or to otherwise recover these costs, could have an adverse effect on our profitability.

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

Heightened inflation, higher interest rates and foreign currency rate fluctuations as a result of global macroeconomic and geopolitical conditions have had and could in the future have a material adverse effect on our operations.

Global macroeconomic conditions and geopolitical tensions, such as the conflicts in Eastern Europe and the Middle East, and resulting impacts therefrom, for example, heightened inflation, higher interest rates and capital costs, and currency rate fluctuations have resulted in, and may continue to result in, increased raw material costs, higher shipping costs, higher labor costs, and global supply chain disruptions. In 2022, we experienced these supply chain disruptions, increased raw material costs and shipping costs, as prices on several commodities, including oil and gas, increased as a result of the conflict in the Ukraine and its impact on the global economy. Although these costs were less volatile in 2023, we may continue to experience these inflationary increases in our manufacturing costs and operating expenses, including higher materials and labor costs, as well as negative impacts on our operating results from the strengthening of the U.S. dollar relative to foreign currencies weakening exchange rates. See the risk factor titled “Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates” under the “Geographic Risks” subsection for a discussion of risks related to foreign currency exchange rates.

Additionally, the majority of our sales are conducted pursuant to long-term contracts. Our efforts to minimize the impact of inflation on our business through contractual protections may not prove effective, and the presence of longer pricing periods within our contracts along with sustained or higher than anticipated inflation increases the likelihood that the contract protections do not adequately mitigate the financial impact of inflation. If our contractual protections do not adequately protect us in the context of substantial cost increases and inflationary pressures, it could have a material adverse effect on our results of operations. Heightened inflation may also reduce or delay orders for our products and for certain products we may be unable to satisfy demand, both of which could have a material adverse impact on our sales and results of operations.

Our operating results may be adversely affected by unfavorable economic conditions that affect our customers’ ability to buy our products and our suppliers' demand for payment terms.

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

    Increasing awareness of healthcare costs, public interest in healthcare reform and continuing pressure from Medicare, Medicaid, GPOs and other payors, both domestic and international, to reduce costs in the healthcare industry, as well as increasing competition from other protective products, could make it more difficult for us to sell our products at current prices. Our products are purchased by hospitals, physicians and other healthcare providers that typically bill various third-party payors, such as governmental programs, private insurance plans and managed care plans, for the healthcare services and products provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for healthcare services and products from third-party payors is critical because it affects the kinds of products customers purchase and the prices they are willing to pay. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

The ability of the FDA, foreign regulatory authorities and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency's ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government's ability to perform routine functions. Average review times at the FDA, other government agencies, foreign regulatory authorities and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

One such shut down was as a result of COVID-19, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has resumed standard inspection operations, any resurgence of the virus or comparable health concerns may lead to future inspectional or administrative delays. If a prolonged government shutdown occurs, or if a global health concern prevents the FDA, other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process, which is significantly stricter under the new Regulation, has experienced considerable delays as a result of COVID-19. Despite a recent increase in designations, the current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This situation may impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

Failure to protect our information technology systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.

We depend heavily on information technology infrastructure and systems to achieve our business objectives. Any incident that impairs or compromises this infrastructure, including security breaches, malicious attacks or more general service interruptions, could impede our ability to process orders, manufacture and ship product in a timely manner, protect sensitive data and otherwise carry on business in the normal course. Any such events could result in the loss of customers, revenue, or both, and could require us to incur significant expense to remediate, including legal claims or proceedings. Further, as cybersecurity related incidents continue to evolve, and regulatory focus on these issues continues to expand, additional investment in protective measures, and vulnerability remediation, may be required.

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants, which support our operations. Despite the implementation of security measures, our information technology systems, and those of third parties on which we rely, are vulnerable to attack, interruption and damage from, among others, computer viruses, malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyber-attacks or cyber-intrusions over the Internet, phishing and other social engineering schemes, human error, theft or misuse by persons inside our organization, or persons with access to systems inside our organization, fraud, denial or degradation of service attacks and sophisticated nation-state and nation-state-supported actors or similar disruptive problems. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers have been in the past and may from time to time in the future be subject to cyberattacks and security incidents. Data security breaches and other cybersecurity incidents may result from, for example, non-technical means (e.g., actions by employees or contractors), system failure, accident or unauthorized access. Any such security breach may compromise information stored on our networks or those of third parties on which we rely and may result in significant data losses or theft of personally identifiable information. Any compromise of our security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we expect to form strategic relationships. Any such compromise could also result in damage to our reputation and a loss of confidence in our security and privacy or data protection measures. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigations. Any of these effects could materially and adversely affect our business, financial condition and results of operations. Our cyber liability insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from such an interruption or breach. Furthermore, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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

The public equity market can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, acquisitions or divestitures, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders, market rumors, general macroeconomic trends (including as a result of pandemics or other health outbreaks, geopolitical tensions and uncertainties including as a result of the current conflicts in Eastern Europe and the Middle East) and substantial product orders could contribute to the volatility in the price of our common stock.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for approximately 63% of our outstanding shares at the end of 2023. If one or more of the institutions or if our other large stockholders should decide to reduce or eliminate their position in our common stock, it could cause a significant decrease in the price of our common stock.

Climate-related events and other events could harm our business.

Natural disasters, disease outbreaks and pandemics, power shortages, terrorism, political unrest, telecommunications failure, vandalism, geopolitical instability, war, climate-related events, and other events beyond our control could negatively impact our operations or otherwise harm our business. Such events may result in damage or loss of service to assets that our operations rely on or cause delays in product manufacturing or distribution, any of which may adversely impact our operations.

In addition, the impacts of climate-related events on the global economy and our industry are rapidly evolving. Physical impacts of climate-related events (including but not limited to floods, droughts, more frequent and/or intense storms and wildfires), or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our operations, as well as the operations of our suppliers and customers. If a catastrophic event occurs at or near any of our manufacturing facilities or our suppliers’ facilities, or utility providers or public health officials take certain actions (e.g., shut off power to our or our suppliers’ facilities), our operations may be interrupted, which could adversely impact our business and results of operations. Transition impacts of climate-related events may subject us to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Any of such adverse impacts from these or other climate-related events may also adversely affect our reputation, business, or financial performance.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. Expectations regarding the management of ESG initiatives continues to evolve rapidly. While we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, policies, or goals) to improve our ESG profile or respond to stakeholder expectations, we cannot guarantee that these initiatives will have the desired effect. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to ESG matters. For example, we and/or certain of our subsidiaries or affiliates may be subject to the requirements of the European Union Corporate Sustainability Reporting Directive (and its implementing laws and regulations and other European Union directives or European Union and European Union member state regulations, various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California, the SEC’s climate disclosure proposal, if finalized, as well as the International Sustainability Standards Board’s sustainability and climate disclosure standards, to the extent adopted by jurisdictions in which we operate, among other regulations or requirements. Operating in more than one jurisdiction is likely to make our compliance with ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers and customers, which may augment or cause additional impacts on our business, financial condition, or results of operations.

Business and Operating Risks

Damage to, or interruptions at, any of our manufacturing facilities or our suppliers' facilities could impair our ability to produce our products.

A severe weather event, including climate change-related severe weather or disasters, other natural or man-made disaster, or any other significant disruption, such as global epidemics/pandemics, the impact of war or political instability (such as the conflicts in Eastern Europe and the Middle East), work stoppages, labor shortages and similar interruptions affecting our manufacturing facilities or our suppliers and logistics partners could materially and adversely impact our business, financial condition and results of operations. For example the impact of COVID-19 caused us to temporarily shut down some of our facilities in 2021.

We have a single manufacturing facility for our Clave products located in Salt Lake City, Utah. Our Salt Lake City facility also produces other components on which our manufacturing operations in Ensenada, Mexico and Costa Rica rely. Our IV Solutions are manufactured at our manufacturing facility in Austin, Texas and in past years also by a third party manufacturer, Pfizer, in Rocky Mount, North Carolina or our suppliers’ facilities. We also operate various other manufacturing facilities in the U.S., Mexico, Italy and Czech Republic. If our facilities or our suppliers' facilities are inoperable, for even a short period of time, it could adversely affect our ability to manufacture and distribute our products in a timely or cost-effective manner, and our ability to make product sales. For example, during July 2023, Pfizer's Rocky Mount, North Carolina facility sustained damage and destroyed inventory as a result of a tornado, which resulted in minor delayed shipments of certain products. Furthermore, our facilities and the equipment we use to perform our manufacturing processes could be unavailable or costly and time-consuming to repair or replace.

Damage to, or interruptions at, any of our facilities or our suppliers' facilities due to work stoppages or labor shortages could render us unable to manufacture our products or require us to reduce the output of products at such facilities. Several of our manufacturing facilities are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We carry insurance for damage to our property and disruption of our business, but this insurance may not be adequate to cover all of the risks associated with damage or disruption to our facilities and business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.

We are dependent on single and limited source third-party suppliers, which subjects our business and results of operations to risks of supplier business interruptions, and a loss or degradation in performance in our suppliers could have an adverse effect on our business and financial condition.

We currently rely on a single source supplier for the supply of certain materials (such as resins) that are critical to our ability to manufacture our products. Our risk mitigation plans employed with such key supplier, or that we may use with other key suppliers, may not suffice to ensure that we are able to receive requisite materials as and when needed and in sufficient quantity. We cannot be certain that our current suppliers will continue to provide us with the quantities of materials that we require or satisfy our anticipated specifications and quality requirements on a timely basis or at all. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Upon identification, the qualification process of new suppliers and component materials can take a considerable amount of time. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Additionally, we are subject to FDA and foreign regulations, which could further delay our ability to obtain a qualified alternative supplier. The price and supply of these materials may be impacted or disrupted for reasons beyond our control including supplier shutdowns, transportation delays, inflationary pricing pressures, work stoppages, labor shortages, extreme weather events, geopolitical developments, global economic uncertainty or downturns, sanctions and trade restrictions, and other governmental regulatory actions. Furthermore, our contract manufacturers could require us to move to another one of their production facilities. We have experienced, and may continue to experience, significant challenges to our global transportation channels and other aspects of the global supply chain network, including the cost and availability of raw materials and components due to shortages and resulting cost inflation.. If we encounter delays or difficulties in securing these components, materials or services and, if we cannot then obtain an acceptable substitute on a timely basis, our commercial operations could be interrupted, and we could experience an adverse effect on our results of operations and financial condition , and.

Additionally, any performance failure on the part of our suppliers could delay the development and manufacture of our products, which could have a material adverse effect on our business. Due to the highly competitive nature of the healthcare industry and the cost controls of our customers and third party payors, as well as entering into long-term fixed price contracts, we may be unable to pass along cost increases for any key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases and we are unable to fully recover those increased costs through price increases or offset these increases through other cost reductions, we could experience an adverse effect on our results of operations and financial condition.

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

The credit agreement governing our Senior Secured Credit Facilities contains, among other things, certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends, enter into certain transactions with affiliates, and transfer or dispose of assets as well as financial covenants. While we have not previously breached and are not currently in breach of these or any other covenants contained in our credit agreement, our ability to comply with these covenants may be affected by events beyond our control, including health crises and global pandemics, other geopolitical events, such as the conflicts in Eastern Europe and the Middle East, supply chain interruptions or general economic environment, including high inflation and interest rates. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business. As such, these restrictive covenants contained in our Senior Secured Credit Facility may restrict our ability to pursue our business strategies.

Significant sales through distributors expose us to risks that could have a material effect on our results of operations.

For the year ended December 31, 2023 and 2022, business from one distributor, Medline, accounted for approximately 16% and 15% of our consolidated revenues, respectively. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Additionally, distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, any of which could have a material adverse effect on our business and results of operations.

Legal, Compliance, and Regulatory Risks

Actual or perceived failures to comply with foreign, federal, and state data privacy and security laws, regulations and standards may adversely affect our business, operations and financial performance.

    We are subject to various federal, state and foreign laws that govern the collection, use, disclosure, retention and security of personal information, including patient health information. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators', service providers' and contractors' ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. In the U.S., numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the Federal Trade Commission Act (the "FTC Act")). For example, the privacy, security and breach notification rules promulgated under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively ("HIPAA") establish a set of national privacy and security standards for the protection of protected health information ("PHI") by health plans, health care clearinghouses and certain health care providers, called covered entities, and the business associates with whom such covered entities contract for services that involve creating, receiving, maintaining or transmitting PHI, as well as their covered subcontractors. HIPAA also requires covered entities to provide individuals with certain rights with respect to their PHI, and requires covered entities to enter into a written business associate contract or other arrangement with the business associate that establishes specifically what the business associate has been engaged to do and requires the business associate to comply with the requirements of HIPAA.
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

Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020. The CCPA applies to certain businesses that collect personal information from California residents. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including PHI maintained by covered entities and business associates, the CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act ("CPRA") generally went into effect on January 1, 2023, and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

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

Foreign data protection laws, including the General Data Protection Regulation (the "GDPR"), which became effective in May 2018, and EU and EEA member state data protection legislation, may also apply to health-related and other personal data obtained outside of the U.S. The GDPR imposes strict requirements for processing the personal data of individuals within the EEA or in the context of our activities within the EEA. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process data about them. Fines for non-compliance with the GDPR are significant - the greater of €20 million or 4% of global turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). The GDPR provides that EU and EEA member states may impose further obligations relating to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Economic Area, or the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must now be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Signals Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement and the DPF as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue as supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. We could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term.

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

We anticipate there will continue to be proposals by legislators at both the federal state and foreign levels, regulators and commercial payors to reduce costs while expanding individual healthcare benefits. The ultimate implementation of any healthcare reform legislation and any new laws and regulations, and its impact on us, is impossible to predict, particularly in light of the new presidential administration. Any significant reforms made to the healthcare system in the U.S., or in other jurisdictions, may have an adverse effect on our financial condition and results of operations.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We have in the past faced and may in the future face patent infringement claims. Patent infringement litigation, which may be necessary to enforce patents issued to us or to defend ourselves against claimed infringement of the rights of others, can be expensive and may involve a substantial commitment of our resources which may divert resources from other uses. Adverse determinations in litigation or settlements could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, could prevent us from manufacturing and selling our products or could fail to prevent competitors from manufacturing products similar to ours. Any of these results could materially and adversely affect our business.

From time to time we become aware of newly issued patents on medical devices, which we review to evaluate any infringement risk. We are aware of a number of patents that have been issued to others. While we believe these patents will not affect our ability to market our products, there is no assurance that these or other issued or pending patents might not interfere with our right or ability to manufacture and sell our products.

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

We currently market certain products that have received 510(k) clearance, and we may pursue 510(k) clearance for future products. However, certain of our new products may require a longer time for clearance than we have experienced in the past and there can be no assurance that a PMA application will not be required. For example, in 2022, we acquired Smiths Medical, which has marketed its PORT-A-CATH implantable access systems pursuant to PMA approval, and there is no assurance that other new products developed by us or any manufacturers that we might acquire will be eligible for 510(k) clearance rather than undergoing a more time consuming pre-market approval procedure, such as the PMA approval process, or that, in any case, they will receive clearance or approval from the FDA.. FDA regulatory processes are time consuming and expensive. Uncertainties as to the time required to obtain FDA clearances or approvals could adversely affect the timing and expense of new product introductions.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our future products under development or otherwise increase the costs associated with compliance.

For example, in September 2019, the FDA issued revised final guidance describing an optional "safety and performance based" pre-market review pathway for manufacturers of "certain, well-understood device types" to demonstrate substantial equivalence under the 510(k) clearance pathway by demonstrating that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list of device types appropriate for the "safety and performance based pathway" and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

In addition, FDA and foreign regulations and guidance are often revised or reinterpreted by the FDA and foreign counterparts in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance, approval, or certification to manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance, approval, or certification; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. For example, in February 2024, the FDA issued a final rule to amend and replace the QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, establishes the “Quality Management System Regulation,” (“QMSR”), which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, and although our quality system is currently designed to comply with ISO standards in connection with our device certifications outside the United States, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR, once effective, or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations.

For instance, the EU landscape concerning medical devices recently evolved. On May 26, 2021, the EU Medical Devices Regulation became applicable and repealed and replaced the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

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

The rules applicable in Great Britain differ from the EEA as a result of Brexit. Following the transitional periods whereby existing CE marks continue to be recognized in Great Britain, affixing the UKCA mark is expected to become a prerequisite to be able to place products on the market in Great Britain, without which they cannot be sold or marketed in Great Britain. This might cause increased regulatory burden to our business. See “Part 1, Item 1. Government Regulation - Regulation of Medical Devices in the European Union - Brexit.”

If we or our component manufacturers fail to comply with the FDA's Quality System Regulation or Good Manufacturing Practice regulations or other requirements, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

In the United States, we and some of our component manufacturers are required to comply with regulatory requirements known as the FDA's QSR, a complex regulatory scheme which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The QSR applies to the manufacture of medical device components and finished medical devices. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with other applicable cGMPs for our products, we cannot provide assurance that any future inspection will not result in adverse findings. For example, on October 1, 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of

Smiths Medical’s Minneapolis, Minnesota Facility on March 30, 2021. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the QSR. There is no guarantee that we will be able to successfully resolve the issues identified in the Warning Letter or do so in a timely manner or that similar compliance issues will not be identified in a future FDA inspection.

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

To market our products in the EU, we must conform to additional requirements and demonstrate conformance to harmonized quality standards. A notified body would typically audit and examine a product's technical dossiers and the manufacturers' quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). Subject to the transitional provisions, manufacturers of medical devices must also comply with the EU Medical Devices Regulation. Compliance with these requirements assure that medical devices are both safe and effective and do not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons and meet all applicable established standards prior to being marketed in the EU. There is no assurance that we will continue to meet the requirements for distribution of our products in the EU and the EEA.

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

Any attempts we take to manage our product liability exposure, for example, by proactively recalling or withdrawing from the market any defective products, and any required recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. For example, on June 26, 2020, Smiths Medical ASD initiated Class 1 recalls of a Medfusion Syringe Pump. We can provide no assurance that our efforts to work with the FDA to complete the Class 1 recall, and ultimately close, this product recall will be accomplished in a timely manner, or at all. In addition, the costs associated with conducting and closing this recall or any other product recalls, including any liabilities we may incur, could have a material adverse effect on our business, financial condition and results of operations.

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

We face exposure to adverse movements in foreign currency exchange rates due to our operations in foreign markets through our foreign subsidiaries and other international distributors. Our primary foreign currency exchange rate exposures are currently with the Euro, Mexican Peso, Canadian Dollar, Czech Koruna, Japanese Yen, Chinese Renminbi, and the Australian Dollar against the U.S. dollar. Our income and expenses are based on a mix of currencies, and a decline in one currency relative to the other currencies could adversely affect our operating results. Furthermore, our operating results are reported in U.S. dollars, using the exchange rate in effect at the balance sheet date, or, for revenues and expenses, using the average monthly exchange rates during the year. Accordingly, our operating results have been and continue to be subject to volatility due to fluctuations in foreign currency exchange rates. Generally, when the U.S. dollar weakens against these currencies, the dollar value of foreign-currency denominated revenue and expense increases, and when the U.S. dollar strengthens against these currencies, the dollar value of foreign-currency denominated revenue and expense decreases. We are also exposed to foreign currency risk on outstanding foreign currency denominated receivables and payables. Currency exchange rates have been especially volatile in the recent past. Accordingly, changes in foreign currency exchange rates have adversely affected and may continue to adversely affect our results of operations. During 2023, we recorded $5.9 million in foreign exchange losses due to the volatility of foreign exchange rates such as the strengthening of the Mexican Peso which impacted margins and the devaluation of the Argentine Peso. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the financial impact of exchange rate fluctuations on our results of operations. Fluctuations in currency exchange rates are caused by a number of factors that are beyond our control, including a country’s political and economic policies, inflationary conditions, disruptions in the financial markets, and global economic and geopolitical conditions.

We currently only partially hedge against our foreign currency exchange rate risks, related to certain forecasted foreign currency-denominated revenues and expenses. We, therefore, believe our exposure to these risks may be higher than if we entered into hedging transactions, including forward exchange contracts or similar instruments that covered the company on a consolidated basis. If we decide in the future to enter into additional forward foreign exchange contracts to attempt to reduce the risk related to foreign currency exchange rates, these contracts may not mitigate the potential adverse impact on our financial results due to the limitations and difficulty forecasting future activity. In addition, these types of contracts may themselves cause financial harm to us and have inherent levels of counter-party risk over which we would have no control. We attempt to mitigate a portion of foreign currency exchange rate risks through foreign currency hedging. Our hedging activities, however, may not sufficiently offset the adverse financial impact caused by unfavorable movement in foreign currency exchange rates applicable to our business, and such exchange rate impacts could materially adversely affect our financial condition or results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

International sales pose additional risks related to competition with larger international companies and established local companies and higher credit risk.

We have undertaken an initiative to increase our international sales, and have distribution arrangements in all the principal countries in Western Europe, the Pacific Rim, Middle East, Latin America, Canada and South Africa. We plan to sell in most other areas of the world. We export most of our products sold internationally primarily from the U.S. and Mexico and to a lesser extent Costa Rica. Our principal competitors in international markets consist of much larger companies as well as smaller companies already established in the countries into which we sell our products. Our cost structure is often higher than that of our competitors because of the relatively high cost of transporting products to some local markets as well as our competitors’ lower local labor costs in some markets.

Our international sales are subject to higher credit risks than sales in the U.S. Many of our distributors are small and may not be well capitalized. Payment terms are relatively long. The European hospitals tend to be significantly slower in payment which has resulted in and may continue to result in an increase to our days sales outstanding from previous years. Our prices to our international distributors, outside of Europe, for products shipped to the customers from the U.S., Costa Rica or Mexico are generally denominated in U.S. dollars, but their resale prices are set in their local currency. A decline in the value of the local currency in relation to the U.S. dollar has in prior years adversely affected and may in future years adversely affect their ability to profitably sell in their market the products they buy from us, and has in prior years adversely affected and may in future years adversely affect their ability to make payment to us for the products they purchase. Legal recourse for non-payment of indebtedness may be uncertain. These factors all contribute to a potential for credit losses.

We are dependent on manufacturing in Mexico, and could be adversely affected by that region's increased labor costs and any economic, social or political disruptions.

Most of the material we use in manufacturing is imported into Mexico, and substantially all of the products we manufacture in Mexico are exported. Business activity in the Ensenada area has expanded significantly, providing increased employment opportunities. This has had and may continue to have an adverse effect on our ability to hire or retain necessary personnel and has resulted in and may continue to result in higher labor costs. In addition, minimum wages in regions within which we operate have increased labor costs significantly. We continue to take steps to compete for labor through attractive employment conditions and benefits, but there is no assurance that these steps will continue to be successful or that we will not continue to face increasing labor costs in the future.

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

We operate in a global market and global operations are subject to a number of risks. Sales to customers outside of the U.S. composed approximately 36% of our revenues in 2023 and as our operations and sales located in Europe and other areas outside the U.S. increase, we may face new challenges and uncertainties, although we can give no assurance that such operations and sales will increase.

The risks associated with our operations outside the U.S. include, without limitation:

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
•changing geopolitical conditions arising from political instability and any actual or anticipated military or political conflicts (such as the conflict in Ukraine and in the Middle East);
•economic instability in other parts of the world and the impact on interest rates, inflation and the credit worthiness of our customers in foreign countries, such as the devaluation of the Argentine Peso;
•uncertainties regarding judicial systems and procedures;
•minimal or diminished protection of intellectual property in some countries;
•natural disasters or outbreak of diseases or pandemics;
•fluctuations in foreign currency exchange rates;
•changes to international trade agreements and trade relationships and conflicts between countries; and
•imposition of government controls, such as economic sanctions and export controls.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Risks Related to our Strategic Transactions

The Smiths Medical acquisition completed in January 2022 has resulted in organizational changes and an increase in size to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

The Smiths Medical acquisition has resulted in significant growth in our personnel and operations, adding approximately 6,700 employees to our headcount at the time of acquisition. Our total headcount as of December 31, 2023 is approximately 14,000 employees. We have incurred and continue to incur significant expenditures and the allocation of management time to assimilate the Smiths Medical employees in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong customer relationships, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

The Smiths Medical acquisition was a significant acquisition for us and the product offerings within Smiths Medical are not product offerings that we previously offered. The success of our business will depend, in part, on our ability to realize our anticipated benefits, opportunities and synergies from combining our legacy businesses and Smiths Medical. We can provide no assurance that the anticipated benefits of the Smiths Medical acquisition will be fully realized in the time frame anticipated or at all. Integrating the operations of Smiths Medical with that of our legacy business has been and continues to be a complex, costly and time-consuming process. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses could cause an interruption of, or a loss of momentum in, the activities of the combined businesses and could adversely affect the results of operations of the combined businesses. Potential difficulties that may be encountered in the integration process include the following:

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

We have made certain assumptions relating to the impact on our financial results of the Smiths Medical acquisition. These assumptions relate to numerous matters, including the acquisition costs, transaction and integration costs, and other financial and strategic risks of the acquisition. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the perceived benefits from the acquisition may not be realized. For example, our vascular access product sales have been less than anticipated because of supply chain constraints prior to the closing of the acquisition which resulted in elevated back orders and eventual customer losses.

If we are unable to effectively manage our internal growth or growth through acquisitions of companies, assets or products, our financial performance may be adversely affected.

We may expand our product offerings through acquisitions of companies or product lines from time to time. We can provide no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other challenges. In 2022, we acquired the Smiths Medical business, which includes syringe and ambulatory infusion devices, vascular access, and vital care products, but we have made and continue to make significant integration efforts to achieve the anticipated benefits. See “The Smiths Medical acquisition completed in January 2022 has resulted in organizational changes and significant growth to our business. If we fail to effectively manage this growth and change to our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.”

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

For the Smiths Medical acquisition, we used a significant portion of our cash on hand and incurred a substantial amount of debt to finance the cash consideration portion and certain other amounts paid in connection with the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

At December 31, 2023 and 2022, we had $254.7 million and $213.5 million of cash, cash equivalents and investment securities on hand, respectively, which was significantly less in each case than the approximately $571.9 million of cash, cash equivalents and investment securities we had as of December 31, 2021, primarily as a result of the use of existing cash to partially fund the Smiths Medical acquisition. Although our management believes that we continue to have sufficient access to cash to meet our business objectives and capital needs, we currently have a decreased availability of cash, cash equivalents and investment securities and expect to continue to have such decreased availability of cash for the foreseeable future which could constrain our ability to grow our business. Furthermore, in connection with the Smiths Medical transaction and the payment of the cash consideration, we entered into Senior Secured Credit Facilities (the "Senior Secured Credit Facilities") of $2.2 billion consisting of a term loan A facility of $850.0 million, a term loan B facility of $850.0 million and a revolving credit facility of $500.0 million. As a result of entering into the Senior Secured Credit Facilities, we incurred additional borrowing costs. At December 31, 2023, our long-term debt outstanding was $1.6 billion. Our more leveraged financial position following the Smiths Medical transaction could make us more vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors. In the event that we do not have adequate capital to maintain or develop our business and need to seek additional financing, additional capital may not be available to us on a timely basis, on favorable terms, or at all. Moreover, our Senior Secured Credit Facilities have certain restrictions that may limit how we operate our business, including our ability to engage in certain transactions and incur additional indebtedness, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan. See “Business and Operating Risks - The agreements governing our debt contain a number of restrictive covenants which limit our flexibility in operating our business, finance future operations or pursue our business strategies.”

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

The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. Integration of an acquired business also may disrupt our ongoing operations and require management resources that we would otherwise focus on developing our existing business. For example, we acquired the HIS business in February 2017, which includes IV pumps, solutions, and devices in order to create a leading pure-play infusion therapy company, and we acquired Smiths Medical in January 2022, which includes syringe and ambulatory infusion devices, vascular access, and vital care products. We invested significant time and resources into the HIS integration in order to achieve the anticipated benefits of the transaction, and we have been and continue to do the same with the Smiths Medical integration.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We leverage guidance from the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), which provides an outline of enterprise security processes and controls, to inform the design and assessment of our cybersecurity risk management program. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is overseen by a cross-functional team comprised of our business-functional and IT employees. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•evaluations of our readiness to assess, respond and, as applicable, recover from potential cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity training to educate our employees (including senior management and incident response personnel), consultants, and other users about their individual responsibilities regarding protecting our IT systems and data;

•a third-party risk management process for service providers, suppliers and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor—Market and Other External Risks—Failure to protect our information technology systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.”

Cybersecurity Governance

Our cybersecurity risk management program is led by our Chief Information Officer (“CIO”) through our Information Security Committee (“ISC”), which includes a cross-functional group of senior leaders who are responsible for the dissemination and promotion of our cybersecurity strategy, implementation of cybersecurity objectives and top-down communication and monitoring of the risk management program as described above. Our ISC is responsible for the regular oversight of cybersecurity risk, information security and technology risk and assessing and managing our material risks from cybersecurity threats and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our ISC facilitates communications between executive, business/process level and the implementation/operations level to coordinate the implementation of our cybersecurity risk program. The ISC team meets on a regular basis, at least quarterly and more frequently as needed, to discuss significant initiatives, critical metrics and address certain risk responses.

Our ISC members includes our CIO and our Director of IT Security, Risk and Compliance who have a combined 20 years of risk management experience encompassing cybersecurity and technology security, such as threat assessments, risk management, cybersecurity insurance, incident response, end user awareness and vulnerability management.

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. On a quarterly basis, our Audit Committee receives updates from our CIO with respect to the status of our cybersecurity initiatives to strengthen our cybersecurity risk management. In addition, our CISO updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. Our Audit Committee discusses the potential impact of cybersecurity risks on our financial condition, results of operations or our reputation. Our Audit Committee periodically reports to the Board regarding its activities, including those related to cybersecurity. The Board also periodically receives briefings from management on our cyber risk management program. Board members receive periodic presentations on cybersecurity topics from our CISO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

ITEM 2. PROPERTIES

Our material properties used by us in connection with our corporate administrative operations, manufacturing, distribution, research and development and service centers as of December 31, 2023, are as follows:

Location	Approximate Square Footage	Primary Use	Owned/Leased
San Clemente, California, U.S.	39,000	Corporate Headquarters and R&D	Owned
San Clemente, California, U.S.	19,958	Corporate Headquarters	Leased
San Diego, California, U.S.	44,779	Corporate Offices and R&D	Leased
Lake Forest, Illinois, U.S.	137,498	Corporate Offices	Leased
Dublin, Ohio, U.S.	13,021	Corporate Offices	Leased
Houten, Netherlands	7,341	Corporate Offices	Leased
Montreal, Canada	31,890	Corporate Offices/Device Service Center	Leased
Rydalmere, NSW Australia	14,735	Corporate Offices/Device Service Center	Leased
Chennai, India	36,879	R&D	Leased
Plymouth, Minnesota, U.S.	182,250	Corporate Offices	Leased
Kent, United Kingdom	24,172	Corporate Offices	Leased
Ontario, Canada	25,020	Corporate Offices	Leased
Grasbrunn, Germany	38,155	Corporate Offices/Device Service Center	Leased

Austin, Texas, U.S.	594,602	Manufacturing	Owned
Ensenada, Baja California, Mexico	265,021	Manufacturing	Owned
La Aurora, Costa Rica	626,869	Manufacturing	Owned
Salt Lake City, Utah, U.S.	450,000	Manufacturing/Device Service Center	Owned
Dublin, Ohio, U.S.	117,212	Manufacturing	Owned
Gary, Indiana, U.S.	40,316	Manufacturing	Owned
Southington, Connecticut, U.S.	132,000	Manufacturing	Owned
Tijuana, Mexico (multiple locations)	243,935	Manufacturing	Leased
Hranice, Czech Republic	129,953	Manufacturing	Leased
Latina, Italy	62,400	Manufacturing	Leased
Keene, New Hampshire, U.S.	141,195	Warehouse/Manufacturing	Owned
Oakdale, Minnesota, U.S.	93,648	Warehouse/Manufacturing/Device Service Center	Leased
Round Rock, Texas, U.S.	71,960	Warehouse/Manufacturing	Owned

Dallas, Texas, U.S.	610,806	Distribution Warehouse	Leased
King of Prussia, Pennsylvania, U.S.	105,571	Distribution Warehouse	Owned
Santa Fe Springs, California, U.S.	76,794	Distribution Warehouse	Owned
Wijchen, Netherlands	149,565	Distribution Warehouse	Leased
Olive Branch, Mississippi, U.S.	239,863	Distribution Warehouse	Leased

Sligo, Ireland	26,000	Device service center	Leased

In addition to the above, we own and lease additional office and building space, research and development, and sales and support offices primarily in North America, Europe, South America, and Asia. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this Item 3. is discussed in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K in Note 15. Commitments and Contingencies to the Consolidated Financial Statements, and is incorporated herein by reference.

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

Stockholders

As of January 31, 2024, we had 44 stockholders of record. This does not include persons whose shares are held in nominee or “street name” accounts through brokers.

Securities authorized for issuance under equity compensation plans are discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following is a summary of our stock repurchasing activity during the fourth quarter of 2023:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
10/01/2023 - 10/31/2023	—	$—	—	$100,000,000
11/01/2023 - 11/30/2023	—	$—	—	$100,000,000
12/01/2023 - 12/31/2023	—	$—	—	$100,000,000
Fourth quarter 2023 total	—	$—	—	$100,000,000
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

COMPARISON OF CUMULATIVE TOTAL RETURN FROM DECEMBER 31, 2018 TO DECEMBER 31, 2023 OF ICU MEDICAL, INC., NASDAQ AND NASDAQ MEDICAL SUPPLIES INDEX
The following graph shows the total stockholder return on our common stock based on the market price of the common stock from December 31, 2018 to December 31, 2023 and the total returns of the NASDAQ U.S. Index and NASDAQ Medical Supplies Index for the same period.

250.00
200.00
150.00
100.00
50.00
0.00
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
NASDAQ U.S. Index
NASDAQ Medical Supplies Index
ICU Medical, Inc.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
ICU Medical, Inc.	100.00	81.49	93.41	103.36	68.58	43.44
Nasdaq U.S. Index	100.00	131.17	159.07	200.26	160.75	203.23
Nasdaq Medical Supplies Index	100.00	131.83	167.31	200.81	131.67	139.30

Assumes $100 invested on December 31, 2018 in ICU Medical Inc.’s common stock, the NASDAQ U.S. Index and the NASDAQ Medical Supplies Index and that all dividends, if any, were reinvested.

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

Business Overview and Highlights

We develop, manufacture, and sell innovative medical products used in infusion systems, infusion consumables and high-value critical care products used in hospital, alternate site and home care settings. Our team is focused on providing quality, innovation and value to our clinical customers worldwide. Our product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, peripheral IV catheters, and sterile IV solutions; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products.

As part of the integration of our acquisition of Smiths Medical, we have renamed our business units and reorganized the products thereunder and, as of January 1, 2023, our business unit structure is composed of Consumables, Infusion Systems and Vital Care. All prior periods herein have been retrospectively conformed to the current presentation.

Supply Constraints, Global Geopolitical Events

We have experienced significant impacts to our business as a result of global economic challenges, resulting from, among other events, the COVID-19 pandemic and the continuing conflict between Russia and Ukraine. These impacts, which negatively impacted our gross profit margin during 2022 and 2023, include rising inflation, especially with respect to freight costs driven by higher fuel prices, increased cost and shortages of raw materials, and supply chain disruptions. We expect the pressure on the supply chain to continue and freight costs to remain subject to volatility in the market for the foreseeable future. The rising interest rates and foreign currency impact due to the strengthening of the U.S. dollar and Mexican peso and the devaluation of the Argentine Peso have also impacted our results of operations during 2022 and 2023. These challenges arising from global economic conditions could worsen as a result of the current armed conflict in the Middle East, which is highly uncertain at this time.

While we continually monitor the ongoing and evolving impact of the above events on our operations the overall impact remains uncertain and may not be fully reflected in our results of operations until future periods. The overall impact to our results of operations will depend on a number of factors, many of which are out of our control, such as the duration and extent of the current global economic challenges, including any impact from conflicts in Eastern Europe and the Middle East more generally, and the resurgence of the pandemic or the emergence of a new public health crisis, none of which can be fully predicted at this time. See "Part I. Item 1A. Risk Factors: Heightened inflation, higher interest rates and foreign currency rate fluctuations as a result of global macroeconomic and geopolitical conditions have had and could in the future have a material adverse effect on our operations” for a discussion of risks and uncertainties.

Consolidated Results of Operations

We present our consolidated statements of operations for each of the three years ended December 31, 2023, 2022 and 2021 in Item 8. Financial Statements and Supplementary Data. The following table shows, for each of the three most recent years, the respective percentages of items in our statements of operations in relation to total revenues:

	Percentage of Revenues
	2023	2022	2021
Total revenues	100%	100%	100%
Gross profit	33%	31%	37%
Selling, general and administrative expenses	27%	27%	23%
Research and development expenses	4%	4%	4%
Restructuring, strategic transaction and integration expenses	2%	3%	1%
Change in fair value of contingent earn-out	(1)%	(1)%	—%
Contract settlement	—%	—%	—%
Total operating expenses	32%	33%	28%
Income from operations	1%	(2)%	9%
Interest expense	(4)%	(3)%	—%
Other income, net	—%	—%	—%
(Loss) income before income taxes	(3)%	(5)%	9%
(Benefit) provision for income taxes	(2)%	(2)%	1%
Net (loss) income	(1)%	(3)%	8%

Total revenues were $2.3 billion, $2.3 billion and $1.3 billion for 2023, 2022 and 2021, respectively.

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Year Ended December 31,
Product line	2023	2022	2021
Consumables	43%	43%	42%
Infusion Systems	28%	27%	27%
Vital Care	29%	30%	31%
	100%	100%	100%

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

Consumables

The following table summarizes our total Consumables revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2023	2022	2021	2023 over 2022		2022 over 2021
Consumables revenue (GAAP)	$969.1	$975.0	$555.2	$(5.9)	(0.6)%	$419.8	75.6%
Impact of foreign exchange rate changes	4.0
Consumables revenue on a constant currency basis (non-GAAP)	$973.1
$ Change in constant currency	$(1.9)
% Change in constant currency	(0.2)%

Consumables revenue decreased in 2023, as compared to 2022, primarily due to a decrease in our vascular access revenues as a result of lost customers and backorder recovery in the prior year. The revenue decrease was partially offset by an increase in Infusion Therapy and Oncology revenues.

Consumables revenue increased in 2022, as compared to 2021. The increase in revenue was primarily due to $408.4 million in acquired revenue from our January 2022 acquisition of Smiths Medical. In 2022, our legacy operations revenue increased primarily due to customer demand in our global core Infusion, Global Oncology and Renal products.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2023	2022	2021	2023 over 2022		2022 over 2021
Infusion Systems (GAAP)	$629.0	$617.4	$352.3	$11.6	1.9%	$265.1	75.2%
Impact of foreign exchange rate changes	10.5
Infusion Systems on a constant currency basis (non-GAAP)	$639.5
$ Change in constant currency	$22.1
% Change in constant currency	3.6%

Infusion Systems revenue increased in 2023, as compared to 2022, primarily due to higher sales of our syringe pumps and large volume pump ("LVP") dedicated sets.

Infusion Systems revenue increased in 2022, as compared to 2021, primarily due to $266.4 million in acquired revenue from our January 2022 acquisition of Smiths Medical. Offsetting the acquired revenue increase was a slight decrease in our legacy operations revenue due to the impact of foreign currency which offset increased sales of our LVP dedicated sets and software as a result of growth in our installed base of LVPs.

Vital Care

The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2023	2022	2021	2023 over 2022		2022 over 2021
Vital Care (GAAP)	$661.0	$687.6	$408.8	$(26.6)	(3.9)%	$278.8	68.2%
Impact of foreign exchange rate changes	4.5
Vital Care on a constant currency basis (non-GAAP)	$665.5
$ Change in constant currency	$(22.1)
% Change in constant currency	(3.2)%

Vital Care revenue decreased in 2023, as compared to 2022, primarily due to lower sales volume of IV Solutions which was impacted by supply disruptions related to finished good products purchased from third party manufacturers and lower sales volume for products acquired from Smiths Group due to backorder recovery in the prior year.

Vital Care revenue increased in 2022, as compared to 2021, primarily due to $276.8 million of acquired revenue from our January 2022 acquisition of Smiths Medical. In 2022, our legacy operations revenue increased primarily due to an increase in IV Solutions contract manufacturing sales to Pfizer.

Gross Margins

Gross margins were 32.8%, 30.6% and 37.3% for 2023, 2022 and 2021, respectively.

The increase in gross margin in 2023, as compared to 2022, was primarily driven by lower freight costs, lower spend on quality remediation and the cost recognition of a purchase accounting write-up of inventory in 2022, offset by continued inflationary impacts on costs and stronger Mexican peso.

The decrease in gross margin in 2022, as compared to 2021, was primarily driven by the acquisition of Smiths Medical, inflationary cost increases in our supply chain, and lower manufacturing absorption due to supply chain disruptions. Smiths Medical gross margins were lower than historical ICU margins primarily due to spending on quality systems and product-related remediation, the cost recognition of the purchase accounting write-up of inventory and lower manufacturing volumes. The inflationary cost increases during 2022 caused by COVID-19 and the war in the Ukraine notably impacted our freight rates, as well as, labor and materials costs.

Selling, General and Administrative ("SG&A") Expenses

The following table summarizes our SG&A expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2023	2022	2021	2023 over 2022		2022 over 2021
SG&A	$606.7	$608.3	$302.6	$(1.6)	(0.3)%	$305.7	101.0%

Consolidated SG&A expenses decreased slightly in 2023, as compared to 2022, primarily due to decreases of $7.5 million in depreciation and amortization, $4.8 million in dealer fees, $3.9 million of office expenses, and $2.6 million of IT expenses. The overall decreases were mostly offset by increases of $7.8 million in compensation costs, $5.2 million in commissions, $3.5 million in stock based compensation, and $1.3 million in sales and marketing expenses. Depreciation and amortization decreased in 2023 as the trademark intangible recognized as part of the January 2022 Smiths Medical acquisition had a useful life of six months and was fully amortized in the prior year. Dealer fees decreased due to a decrease in revenues to distributors. Office and IT expenses decreased based on current operating needs. Compensation costs increased primarily due to an increase in cash incentive compensation and employee benefits. Commissions increased primarily due to sales performance in the current period measured against preset sales targets as compared to sales performance achieved against targets in the comparable prior year period. Stock based compensation increased due to an increase in the fair value of amounts awarded in the current year over the fair value of the awards in the prior year. Sales and marketing expenses increased due to an increase in trade show, conference, and related expenses.

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

Research and Development ("R&D") Expenses

The following table summarizes our total R&D expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2023	2022	2021	2023 over 2022		2022 over 2021
R&D	$85.3	$93.0	$47.5	$(7.7)	(8.3)%	$45.5	95.8%

R&D expenses decreased in 2023, as compared to 2022, due to organizational synergies and project reprioritization as a result as a result of the Smiths Medical acquisition. R&D expenses are primarily related to headcount and employment expenses in support of ongoing R&D projects. R&D expenses generally include compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

R&D expenses increased in 2022, as compared to 2021, due to the acquisition of Smiths Medical.

Restructuring, Strategic Transaction and Integration Expenses

Restructuring, strategic transaction and integration expenses were $41.3 million, $71.4 million and $18.0 million in 2023, 2022 and 2021, respectively.

Restructuring Charges

In 2023, we incurred restructuring charges net of reversed accruals of $5.7 million primarily related to severance costs. We reversed approximately $1.0 million in accrued restructuring balances related to severance and facility closure costs that will not be utilized.

In 2022, we incurred restructuring charges of $9.7 million primarily related to severance costs.

In 2021, we adjusted certain facility restructuring liabilities by $2.0 million to reflect actual amounts owed resulting in annual net restructuring credits of $(1.8) million.

Strategic Transaction and Integration Expenses

In 2023, we incurred $35.6 million in strategic transaction and integration expenses primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022.

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

Change in fair value of contingent earn-out

In 2023, the fair value revaluation of our contingent earn-outs resulted in a decrease in value of $16.2 million. This decrease was primarily related to the fair value revaluation of our Smiths Medical contingent earn-out liability. The change in fair value of the Smiths Medical contingent earn-out was driven by a decrease in our stock price.

In 2022, the fair value revaluation of our contingent earn-outs resulted in a decrease in value of $32.1 million. This decrease was primarily related to the fair value revaluation of our Smiths Medical contingent earn-out liability.

Contract Settlement

In 2023 and 2022, we did not incur any contract settlement charges. In 2021, we recorded $0.1 million in contract settlement expense.

Interest (expense) income, net

The following table presents interest expense, net (in thousands):

	Year ended December 31,
	2023	2022	2021
Interest expense	$(102,727)	$(70,805)	$(858)
Interest income	$7,508	$4,430	$2,840
Interest (expense) income, net	$(95,219)	$(66,375)	$1,982

In January 2022, to partially fund our acquisition of Smiths Medical, we entered into senior secured credit facilities that refinanced our Prior Credit Facility in full, see "Liquidity and Capital Resources" in the remainder of this item for additional information and the estimated impact to future interest expense.

In 2023 and 2022, interest expense primarily includes the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 11: Long-Term Obligations in our accompanying consolidated financial statements) offset by the impact of the interest rate swaps (see Note 7: Derivatives and Hedging in our accompanying consolidated financial statements). The interest expense increased in 2023, as compared to 2022, primarily due to increases in the applicable SOFR reference rate.

In 2021, interest income, net primarily includes the per annum commitment fee charged on the unused portion of the revolver under our then five-year revolving credit facility and the amortization of financing costs that were incurred in 2017 in connection with entering into the then existing credit facility.

Interest income in all years was related to interest received on our interest-bearing securities.

Other (expense) income, net

The following table presents other expense, net (in thousands):

	Year ended December 31,
	2023	2022	2021
Foreign exchange losses, net	$(5,918)	$(5,780)	$(1,017)
Loss on disposition of assets	$(153)	$(2,554)	$(1,651)
Other miscellaneous (expense) income, net	$166	$3,198	$627
Other expense, net	$(5,905)	$(5,136)	$(2,041)

The foreign exchange losses in 2023 were primarily related to the devaluation of the Argentine peso during the fourth quarter of 2023.

In 2023, other miscellaneous income, net primarily includes $3.7 million in fees related to our accounts receivable purchase program (see Note 17: Accounts Receivable Purchase Program) mostly offset by a business interruption gain recognized upon receipt of insurance proceeds. We received total insurance recoveries for property damage and business interruption of $3.1 million, $2.6 million of which was related to insurance proceeds for business interruption included within other miscellaneous income, net. In 2022, other miscellaneous income, net primarily related to the sale of certain other assets.

Income taxes

Income taxes were accrued at an estimated annual effective tax rate of 62%, 35% and 16% in 2023, 2022 and 2021, respectively.

The effective tax rate in 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign income, state income taxes, section 162(m) excess compensation, foreign-derived intangible income (“FDII”), and tax credits. The effective tax rate in 2023 included a tax benefit of $9.6 million primarily related to unrecognized tax benefits released as a result of the expiration of the statute of limitations. The effective tax rate for 2023 also included a tax benefit of $0.8 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. Additionally, the effective tax rate for 2023 included a tax benefit of $6.5 million related to U.S. federal return-to-provision adjustments net of related tax reserves. The adjustments related primarily to changes in estimates for the research and development credit and foreign tax credits. Additionally, the effective tax rate 2023 included the nil tax impact of the revaluation of contingent consideration of $16.2 million.

In December 2022, the European Union agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. A number of countries have enacted or have announced plans to enact legislation to adopt Pillar Two. The Pillar Two legislation is effective for our fiscal year beginning January 1, 2024 and for fiscal year 2024 we do not anticipate that it will have a material impact to our tax provision or effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries in which we operate for fiscal periods beyond 2024 as we continue to assess the impact of tax legislation in these jurisdictions.

The effective tax rate in 2022 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, FDII, global intangible low-taxed income ("GILTI") and tax credits. The effective tax rate during 2022 included a tax benefit of $4.2 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. The effective tax rate during 2022 also included a $0.0 million tax impact of the revaluation of contingent consideration of $6.8 million.

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

Funds generated from operations are held in cash and cash equivalents and investment securities. During 2023, our cash and cash equivalents and short-term investment securities increased by $41.7 million from $213.0 million at December 31, 2022 to $254.7 million at December 31, 2023. This increase was primarily due to cash generated from operations. Our short-term investment portfolio currently consists of investment-grade corporate bonds and is primarily intended to facilitate capital preservation.

2022 Credit Facilities and Access to Capital

As discussed in Note 11: Long-Term Obligations to our accompanying consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.6 billion as of December 31, 2023, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of December 31, 2023. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3/Ba3	Stable
Fitch	BB/BB+	Stable
Standard & Poor's	BB-/BB-	Negative

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with step-downs to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 11: Long-Term Obligations to our accompanying consolidated financial statements). We were in compliance with these financial covenants as of December 31, 2023.

In January 2023, we entered into a receivables purchase agreement with Bank of the West, which was subsequently acquired by BMO in February 2023. This agreement provides for an additional source of capital (see Note 17: Accounts Receivable Purchase Program).

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations, cash received from our uncommitted trade accounts receivable purchase facility and the funds received and accessible under the Senior Secured Credit Facilities will provide us with sufficient liquidity to finance our cash requirements for the next twelve months. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

Our capital expenditures relate to the expansion and maintenance of our business. While we can provide no assurances, we estimate that our capital expenditures in 2024 will be in the range of $90 million to $110 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, Europe, Mexico and the U.S. to support new and existing products and in infusion pumps that get placed with customers outside the U.S. We expect to use our cash and cash equivalents to fund our capital expenditures. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

2022 Acquisitions

On January 6, 2022, we acquired Smiths Medical. We financed the $1.9 billion cash portion of the purchase price at closing with a combination of proceeds from the Senior Secured Credit Facilities and our cash and cash equivalents. See Note 2: Acquisitions and Note 11: Long-Term Obligations in our accompanying consolidated financial statements for additional information.

Contractual Obligations

Our principal commitments at December 31, 2023 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, (see Note 5: Leases in our accompanying consolidated financial statements).

Long-term Debt Obligations

As discussed above, in January 2022, we incurred borrowings under Senior Secured Credit Facilities. The principal repayment obligations and estimated interest payments on the term loans and estimated commitment fee payments on the revolver are estimated in the table below. Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an applicable margin on of 2.00% for term loan A and 2.50% for term loan B and the revolver commitment fees were estimated using a rate of 0.30%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 11: Long-Term Obligations in our accompanying consolidated financial statements for pricing grids related to the Senior Secured Credit Facilities). We expect to fund these obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	2024	2025	2026	2027	2028	Thereafter
Term Loan A Principal Payments	$42.5	$42.5	$63.8	$664.1	$—	$—
Term Loan A Interest Payments	56.1	42.2	37.2	—	—	—
Term Loan B Principal Payments	8.5	8.5	8.5	8.5	8.5	792.6
Term Loan B Interest Payments	62.8	50.2	47.2	47.9	47.6	—
Revolver Commitment Fee	1.5	1.5	1.5	—	—	—
	$171.4	$144.9	$158.2	$720.5	$56.1	$792.6

Other Future Capital Investments

In connection with the January 2022 acquisition of Smiths Medical, we estimate the investment needed in 2024 for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives to be in the range of $90 million to $110 million, which includes acquired accrued field action liabilities. We expect to fund these obligations with our cash and cash equivalents and cash generated from our operations.
Historical Cash Flows

Cash Flows from Operating Activities

Our cash provided by operations was $166.2 million in 2023. The changes in operating assets and liabilities included a $48.6 million decrease in accounts receivable and a $11.7 million decrease in prepaid expenses and other current assets. Offsetting these amounts was a $6.1 million increase in inventories, a $68.3 million decrease in accounts payable, a $24.7 million increase in other assets, a $14.5 million decrease in accrued liabilities, and $82.4 million in net changes in income taxes, including excess tax benefits and deferred income taxes . The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with Bank of the West, which was subsequently acquired by BMO in February 2023 (see Note 17: Accounts Receivable Purchase Program). The decrease in prepaid expenses and other current assets was primarily attributable to insurance, property taxes, and prepaid vendor expenses. The increase in inventory was primarily to build inventory safety stock levels. The decrease in accounts payable was due to the timing of payments. The increase in other assets was due to the purchase of spare parts. The primary drivers for the net decrease in accrued liabilities was primarily due to payments for field corrective actions, operating lease liabilities and distributor rebates as well as a decrease in deferred revenue offset partially by increases in accrued employee costs. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments.

Our cash used in operations was $(62.1) million in 2022. The changes in operating assets and liabilities included a $201.1 million increase in inventories, a $21.3 million increase in other assets, a $55.8 million decrease in accrued liabilities, $66.7 million in net changes in income taxes, including excess tax benefits and deferred income taxes, and a $19.2 million increase in accounts receivable. Offsetting these amounts was a $22.9 million decrease in prepaid expenses and other current assets and a $37.5 million increase in accounts payable. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts. The primary drivers for the net decrease in accrued liabilities was primarily due to the payout of annual bonuses and decrease in deferred revenue. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accounts receivable was primarily due to the net impact of collection efforts and the timing of revenue. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in deferred costs mostly offset by capitalized debt issuance costs allocated to the revolving credit facility. The increase in accounts payable was due to the timing of payments.

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

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2023	2022	2021	2023	2022
Investing Cash Flows:
Purchases of property, plant and equipment	$(83,893)	$(90,311)	$(68,542)	$6,418	$(21,769)	(1)
Proceeds from sale of assets	1,501	989	218	512	771
Intangible asset additions	(9,777)	(9,018)	(12,627)	(759)	3,609	(2)
Business acquisitions, net of cash acquired	—	(1,844,164)	(14,452)	1,844,164	(1,829,712)	(3)
Investments in non-marketable equity securities	—	—	(3,250)	—	3,250	(4)
Purchases of investment securities	—	(3,397)	(10,034)	3,397	6,637	(5)
Proceeds from sale of investment securities	4,222	36,433	18,000	(32,211)	18,433	(6)
Net cash used in investing activities	$(87,947)	$(1,909,468)	$(90,687)	$1,821,521	$(1,818,781)
__________________________
(1)    Our purchases of property, plant and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2)    In 2021, we recorded a $6.6 million intangible asset related to a three-year non-compete agreement with one of our international distributors, of which $2.6 million was non-cash offset with a contingent earn-out.
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
(4)    In 2021, we paid $3.3 million to acquire approximately a 20% non-marketable equity interest in a non-public company.
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

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2023	2022	2021	2023	2022
Financing Cash Flows:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	$—	1,664,362	—	(1,664,362)	1,664,362	(1)
Principal payments on long-term debt	(29,688)	(22,375)	—	(7,313)	(22,375)	(2)
Payment of third-party debt issuance costs	—	(2,177)	—	2,177	(2,177)	(3)
Proceeds from exercise of stock options	4,022	8,785	9,372	(4,763)	(587)	(4)
Payments on finance leases	(963)	(680)	(607)	(283)	(73)
Payment of contingent earn-out	—	—	(17,300)	—	17,300	(5)
Tax withholding payments related to net share settlement of equity awards	(9,350)	(10,883)	(8,335)	1,533	(2,548)	(6)
Net cash (used in) provided by financing activities	$(35,979)	$1,637,032	$(16,870)	$(1,673,011)	$1,653,902
__________________________
(1)     During 2022, we borrowed an aggregate of $1.7 billion under the Senior Secured Credit Facilities contained in the Credit Agreement to partially finance our acquisition of Smiths Medical (see Note 11: Long-Term Obligations to our accompanying consolidated financial statements for additional information). The proceeds are net of $37.8 million in payments of lender debt issuance costs.
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
(6)    In 2023, our employees surrendered 59,377 shares of our common stock from vested restricted stock awards as consideration for approximately $9.4 million in minimum statutory withholding obligations paid on their behalf. In 2022, our employees surrendered 47,664 shares of our common stock from vested restricted stock awards as consideration for approximately $10.9 million in minimum statutory withholding obligations paid on their behalf. In 2021, our employees surrendered 40,350 shares of our common stock from vested restricted stock awards as consideration for approximately $8.3 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of December 31, 2023, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 11: Long-Term Obligations in our accompanying consolidated financial statements).

New Accounting Pronouncements

See Note 1: Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. In preparing our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments on a regular basis and apply our accounting policies on a consistent basis. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, accounts receivable, and business combinations have the most potential impact on our consolidated financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.

Revenue recognition

We recognize revenues when we transfer control of promised goods to our customers, which for the majority of our sales of products sold on a standalone basis to our distributors and end customers for direct sales, is deemed to be at point of shipment. Our software license renewals are considered to be transferred to a customer at a point in time at the start of each renewal period, therefore revenue is recognized at that time.

Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We include variable consideration in net sales only to the extent that a significant reversal in revenue is not probable when the uncertainty is resolved.

Our variable consideration includes distributor chargebacks, product returns and end customer rebates, with distributor chargebacks representing the majority and subject to the greatest judgment.

Chargebacks are the difference between the prices we charge our distribution customers at the time they purchase our products and the contracted prices we have with the end customer, most often in the U.S. and Canada. When a distributor sells our products to one of our contracted end customers, the distributor typically will claim a refund from us for the chargeback amount which we process as a credit to the distributor.

In estimating the transaction price to present as net revenue for sales to distributors, we must estimate the expected chargeback amount that we will refund to the distributor after they sell our product to a contracted end customer. Determining the appropriate chargeback reserve requires judgment around the following assumptions:

(i) The estimated chargeback amount (the difference between the price we invoice the distributor and the contractually agreed price with specified end customers); and

(ii) The estimated period of time between the sale to the distributor and the receipt of a chargeback claim.

For purposes of estimating the expected chargeback amount, we utilize actual recent historical chargebacks paid to the specific distributor for similar products as determined at either a product or product-family level. While individual chargeback rates can vary significantly depending on the product and contracted prices with distributors and end customers, our chargeback reserve estimate is not overly sensitive to those individual price changes due to the long-term nature of our distributor and end customer contracts as well as consistency in purchasing patterns. Additionally, the use of the actual chargeback history to calculate an average chargeback rate has historically resulted in a reasonable estimation of overall current contract rates.

For purposes of estimating the period of time between the sale to the distributor and the receipt of a chargeback claim, we utilize several sources of information including actual inventory quantities of our products on hand at distributors. This inventory on hand information is received from the distributors or, when specific quantities are not provided, estimated by using the targeted days of inventory on hand for distributors. Historical experience of actual chargebacks paid has indicated that use of this information has reasonable predictive value of outstanding chargebacks and accounts for the variability of purchasing patterns and expected timing and volume of sales to end customers. The value of the chargeback reserve generally represents approximately two months of obligation due to the timing difference between the initial sale to a distributor and the processing of a chargeback claim after the product is sold to the end customer.

The chargeback reserve estimates change from period-to-period primarily based on changes in revenue from/and the inventory levels of distributors. Our judgments regarding the information used to calculate the chargeback reserve are consistent from period to period; however, on a regular basis, we evaluate the adequacy of the chargeback reserve to reassess and ensure that the variable consideration is appropriately constrained, and the likelihood of future revenue reversal is not probable. We use metrics including chargeback provision as a percentage of gross revenue, movements in inventory on hand at distributors, trends in accrued versus paid chargebacks and impacts from price changes and similar metrics.

The chargeback reserve reflects a reasonable estimate of the amount of consideration using the expected value method and is recorded as a reduction of accounts receivable, net on the consolidated balance sheets.

We also offer certain volume-based rebates to both our distribution and end-customers, which we record as variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time, including current contractual requirements, our historical experience with each customer and forecasted customer purchasing patterns, to estimate the most likely rebate amount.

We also warrant products against defects and have a policy permitting the return of defective products, for which we accrue and expense at the time of sale using information available and our historical experience.

Accounts receivable

Accounts receivable are stated at net realizable value. Our accounts receivable are recorded net of reserves including distributor chargebacks, estimated rebates and allowance for doubtful accounts. See above for significant judgments related to distributor chargebacks and rebates. An allowance is provided for estimated collection losses based on an analysis of the age of the receivable, on specific past due accounts for which we consider collection to be doubtful and based on current receivables where known economic conditions specific to individual significant customers may indicate collection is doubtful. We rely on prior payment trends, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. We regularly review individual past due balances for collectability. We also have credit exposure with international customers for whom normal payment terms are long in comparison to those of our other customers and with domestic distributors. If actual collection losses exceed expectations, we could be required to accrue additional bad debt expense, which could have an adverse effect on our operating results in the period in which the accrual occurs.

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

•Contingent Earn-out Liability - The fair value of the earn-out liabilities were valued using a Monte Carlo simulation and a probability-weighted cash flow model, as appropriate (see Note 8: Fair Value Measurements to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for details).

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an applicable margin of 2.00% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.5%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from December 31, 2023, the additional annual interest expense or savings related to the term loans would be approximately $16.5 million.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027 and we pay a fixed rate of 1.32% and receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026 and we pay a fixed rate of 1.17% and receive the greater of 3-month USD SOFR or 0.35%. In June 2023, we entered into an additional swap with a notional amount of $300 million with a maturity date of June 30, 2028 and we pay a fixed rate of 3.8765% starting on June 30, 2023 and receive 3-month USD SOFR. (see Note 7: Derivatives and Hedging Activities to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

Accounts Receivable Purchase Program

Additionally, our accounts receivable purchase program with Bank of the West, which was subsequently acquired by BMO in February 2023, bears discount rates tied to SOFR. These variable discount rates would affect the amount of factoring costs we incur, and the amount of cash we receive upon the sales of accounts receivable under this program. A 1% change in SOFR rates on the accounts receivable sales would not have a material impact on our results of operations, (see Note 17: Accounts Receivable Purchase Program to the Consolidated Financial Statements in Part II, Item 8. Of this Annual Report on Form 10-K).

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

We use foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Japanese Yen, U.S. Dollar, Chinese Renminbi, Canadian Dollar, and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 7: Derivatives and Hedging Activities to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign exchange rates. At December 31, 2023, the effect of a hypothetical 10% weakening in the actual foreign exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivatives contracts by approximately $4.6 million. The sensitivity analysis recalculates the fair value of the exchange contracts outstanding at December 31, 2023 using the actual forward rates at December 31, 2023, which are then adjusted to be 10% weaker for each respective currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

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

Revenue Recognition – Chargeback Reserve — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue and the related accounts receivable for product sales, net of a reserve for estimated chargebacks. Chargebacks are the difference between prices the Company charges distribution customers and contracted prices the Company has with the end-customer which are processed as credits to the distribution customers.

Chargebacks are accounted for as variable consideration when determining the transaction price for purposes of recognizing revenue. Variable consideration is included in net sales only to the extent that a significant reversal in revenue is not probable when the uncertainty is resolved. The Company estimates and reserves for chargebacks as a reduction of revenue and the related accounts receivable at the time of sale to its distribution customers using information available at that time, including historical experience.

Given the subjectivity and complexity of evaluating management’s assumptions used in the determination of the chargeback reserve, including the estimated chargeback amount for sales to distribution customers and the time to settle chargeback obligations, auditing the chargeback reserve requires a high degree of auditor judgment and an increased extent of effort.

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

February 27, 2024

We have served as the Company's auditor since 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ICU Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 27, 2024

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value data and treasury shares)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254,222	$208,784
Short-term investment securities	501	4,224
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	254,723	213,008
Accounts receivable, net of allowance for doubtful accounts of $11,064 and $8,530 at December 31, 2023 and 2022, respectively	161,566	221,719
Inventories	709,360	696,009
Prepaid income taxes	21,983	15,528
Prepaid expenses and other current assets	73,640	88,932
TOTAL CURRENT ASSETS	1,221,272	1,235,196

PROPERTY, PLANT AND EQUIPMENT, net	612,909	636,113
OPERATING LEASE RIGHT-OF-USE ASSETS	69,909	74,864
LONG-TERM INVESTMENT SECURITIES	—	516
GOODWILL	1,472,446	1,449,258
INTANGIBLE ASSETS, net	870,588	982,766
DEFERRED INCOME TAXES	37,295	31,466
OTHER ASSETS	94,020	105,462
TOTAL ASSETS	$4,378,439	$4,515,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$150,030	$215,902
Accrued liabilities	268,215	242,769
Current portion of long-term debt	51,000	29,688
Income tax payable	7,714	6,200
Contingent earn-out liability	4,879	—
TOTAL CURRENT LIABILITIES	481,838	494,559

CONTINGENT EARN-OUT LIABILITY	3,991	25,572
LONG-TERM DEBT	1,577,770	1,623,675
OTHER LONG-TERM LIABILITIES	100,497	114,104
DEFERRED INCOME TAXES	55,873	126,007
INCOME TAX LIABILITY	35,060	41,796
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value; Authorized—80,000 shares; Issued—24,144 and 23,995 shares at December 31, 2023 and 2022, respectively, and outstanding—24,141 and 23,993 shares at December 31, 2023 and 2022, respectively	2,414	2,399
Additional paid-in capital	1,366,493	1,331,249
Treasury stock, at cost (2,428 and 1,633 shares, respectively)	(262)	(243)
Retained earnings	807,846	837,501
Accumulated other comprehensive loss	(53,081)	(80,978)
TOTAL STOCKHOLDERS' EQUITY	2,123,410	2,089,928
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,378,439	$4,515,641
The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
TOTAL REVENUES	$2,259,126	$2,279,997	$1,316,308
COST OF GOODS SOLD	1,519,253	1,582,236	824,818
GROSS PROFIT	739,873	697,761	491,490
OPERATING EXPENSES:
Selling, general and administrative	606,693	608,345	302,583
Research and development	85,344	92,984	47,498
Restructuring, strategic transaction and integration	41,258	71,421	18,037
Change in fair value of contingent earn-out	(16,247)	(32,091)	—
Contract settlement	—	—	127
TOTAL OPERATING EXPENSES	717,048	740,659	368,245
INCOME (LOSS) FROM OPERATIONS	22,825	(42,898)	123,245
INTEREST (EXPENSE) INCOME, NET	(95,219)	(66,375)	1,982
OTHER EXPENSE, NET	(5,905)	(5,136)	(2,041)
(LOSS) INCOME BEFORE INCOME TAXES	(78,299)	(114,409)	123,186
BENEFIT (PROVISION) FOR INCOME TAXES	48,644	40,123	(20,051)
NET (LOSS) INCOME	$(29,655)	$(74,286)	$103,135
NET (LOSS) INCOME PER SHARE
Basic	$(1.23)	$(3.11)	$4.86
Diluted	$(1.23)	$(3.11)	$4.74
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,091	23,868	21,206
Diluted	24,091	23,868	21,781

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Year ended December 31,
	2023	2022	2021
NET (LOSS) INCOME	$(29,655)	$(74,286)	$103,135
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of tax of $(5,951), $12,941 and $(954) for the years ended December 31, 2023, 2022 and 2021, respectively	(18,895)	41,016	(3,021)
Foreign currency translation adjustment, net of tax of $0 for all periods	46,189	(103,928)	(14,664)
Other adjustments, net of tax of $0 for all periods	603	1,203	(62)
Other comprehensive income (loss), net of tax	27,897	(61,709)	(17,747)
COMPREHENSIVE (LOSS) INCOME	$(1,758)	$(135,995)	$85,388

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, January 1, 2021	21,058	$2,106	$693,068	$(39)	$808,652	$(1,522)	$1,502,265
Issuance of restricted stock and exercise of stock options	262	22	1,003	8,347	—	—	9,372
Tax withholding payments related to net share settlement of equity awards	(40)	—	—	(8,335)	—	—	(8,335)
Stock compensation	—	—	27,341	—	—	—	27,341
Other comprehensive loss, net of tax	—	—	—	—	—	(17,747)	(17,747)
Net income	—	—	—	—	103,135	—	103,135
Balance, December 31, 2021	21,280	2,128	721,412	(27)	911,787	(19,269)	1,616,031
Issuance of restricted stock and exercise of stock options	263	21	(1,903)	10,667	—	—	8,785
Tax withholding payments related to net share settlement of equity awards	(48)	—	—	(10,883)	—	—	(10,883)
Issuance of common stock for acquisitions	2,500	250	575,725	—	—		575,975
Stock compensation	—	—	36,025	—	—	—	36,025
Other comprehensive loss, net of tax	—	—	(10)	—	—	(61,709)	(61,719)
Net loss	—	—	—	—	(74,286)	—	(74,286)
Balance, December 31, 2022	23,995	2,399	1,331,249	(243)	837,501	(80,978)	2,089,928
Issuance of restricted stock and exercise of stock options	208	15	(5,324)	9,331	—	—	4,022
Tax withholding payments related to net share settlement of equity awards	(59)	—	—	(9,350)	—	—	(9,350)
Stock compensation	—	—	40,563	—	—	—	40,563
Other comprehensive income, net of tax	—	—	5	—	—	27,897	27,902
Net loss	—	—	—	—	(29,655)	—	(29,655)
Balance, December 31, 2023	24,144	$2,414	$1,366,493	$(262)	$807,846	$(53,081)	$2,123,410

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(29,655)	$(74,286)	$103,135
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	228,774	235,151	89,698
Noncash expense for inventory step-up	—	26,519	—
Noncash lease expense	21,910	23,651	9,594
Provision for doubtful accounts	838	1,036	345
Provision for warranty and returns	21,582	4,902	831
Stock compensation	40,563	36,025	27,341
Loss on disposal or write-off of property, plant and equipment	2,109	2,010	1,652
Bond premium amortization	17	264	655
Debt issuance cost amortization	6,814	6,972	240
Change in fair value of contingent earn-out	(16,247)	(32,091)	—
Product-related charges	—	—	3,380
Usage of spare parts	17,050	11,924	13,046
Other	8,049	(477)	2,582
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	48,635	(19,151)	13,755
Inventories	(6,079)	(201,095)	20,815
Prepaid expenses and other current assets	11,672	22,903	(7,973)
Other assets	(24,695)	(21,290)	(21,038)
Accounts payable	(68,301)	37,472	2,347
Accrued liabilities	(14,479)	(55,834)	6,259
Income taxes, including excess tax benefits and deferred income taxes	(82,356)	(66,734)	874
Net cash provided by (used in) operating activities	166,201	(62,129)	267,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(83,893)	(90,311)	(68,542)
Proceeds from sale of assets	1,501	989	218
Intangible asset additions	(9,777)	(9,018)	(12,627)
Business acquisitions, net of cash acquired	—	(1,844,164)	(14,452)
Investments in non-marketable equity securities	—	—	(3,250)
Purchases of investment securities	—	(3,397)	(10,034)
Proceeds from sale of investment securities	4,222	36,433	18,000
Net cash used in investing activities	(87,947)	(1,909,468)	(90,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	—	1,664,362	—
Principal repayments of long-term debt	(29,688)	(22,375)	—
Payment of third-party debt issuance costs	—	(2,177)	—
Proceeds from exercise of stock options	4,022	8,785	9,372
Payments on finance leases	(963)	(680)	(607)
Payment of contingent earn-out	—	—	(17,300)
Tax withholding payments related to net share settlement of equity awards	(9,350)	(10,883)	(8,335)
Net cash (used in) provided by financing activities	(35,979)	1,637,032	(16,870)
Effect of exchange rate changes on cash	3,163	(9,478)	(3,251)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,438	(344,043)	156,730
CASH AND CASH EQUIVALENTS, beginning of period	208,784	552,827	396,097
CASH AND CASH EQUIVALENTS, end of period	$254,222	$208,784	$552,827

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$35,809	$27,504	$19,562
Cash paid during the year for interest	$95,913	$63,713	$858

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property, plant and equipment	$6,570	$4,854	$9,338
Non-compete agreement with associated contingent earn-out liability	$—	$—	$2,589

Detail of assets acquired and liabilities assumed in acquisitions:
Fair value of assets acquired		$1,606,300	$4,592
Cash paid for acquisitions, net of cash acquired		(1,844,164)	(14,452)
Issuance of common stock for acquisitions		(575,975)	—
Contingent consideration		(55,158)	—
Goodwill, acquired/adjusted during period		1,462,752	10,626
Liabilities assumed/Adjustments to liabilities assumed		$593,755	$766

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ICU Medical, Inc. ("ICU" or "we"), a Delaware corporation, develops, manufactures and sells innovative medical products used in infusion therapy, vascular access, and vital care applications. ICU's product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, peripheral IV catheters, and sterile IV solutions; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. All significant operating decisions are based on analysis of ICU as a single global business, accordingly, we operate in one business segment.

We sell the majority of our products globally through our direct sales force and through independent distributors throughout the U.S. and internationally. We also sell certain products on an original equipment manufacturer basis to other medical device manufacturers.

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

Certain reclassifications have been made to the prior year footnotes to conform to the presentation used in the current year. In the statements of operations, we reclassified interest income to interest expense, net from other expense, net and in Note 4: Revenues, certain reclassifications were made to revenues disaggregated by product line and by geography. These reclassifications had no impact on total revenues, net loss, shareholder's equity or cash flows as previously reported.

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

Inventories consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2023	2022
Raw materials	$296,037	$286,964
Work in process	58,906	73,795
Finished goods	354,417	335,250
Total	$709,360	$696,009
Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2023	2022
Machinery and equipment	$483,382	$414,811
Land, building and building improvements	278,251	274,063
Molds	89,573	77,203
Computer equipment and software	122,038	115,214
Furniture and fixtures	30,662	29,876
Instruments placed with customers(1)	115,672	98,481
Construction in progress	117,219	152,909
Total property, plant and equipment, cost	1,236,797	1,162,557
Accumulated depreciation	(623,888)	(526,444)
Property, plant and equipment, net	$612,909	$636,113
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

We capitalize expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred. The costs and related accumulated depreciation applicable to property, plant and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of operations at the time of disposal. Depreciation expense was $96.7 million, $95.8 million and $65.9 million in 2023, 2022 and 2021, respectively.

Goodwill

We test goodwill for impairment on an annual basis in the month of November, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. In 2023, we bypassed a qualitative assessment and performed a quantitative assessment to determine whether an impairment exists. We determine the fair value of our reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. The income approach utilizes a discounted cash flow analysis using management's assumptions. The market approach compares our reporting unit to similar companies with the assumption that companies operating in the same industry will share similar characteristics and that company values will correlate to those characteristics. If the carrying amount of the reporting unit

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exceeds the reporting unit’s fair value, we recognize an impairment loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit. We concluded that there was no impairment of goodwill during fiscal 2023, 2022, or 2021.

The following table presents the changes in the carrying amount of our goodwill for 2023, 2022 and 2021 (in thousands):

Total
Balance as of January 1, 2021	$33,001
Goodwill acquired(1)	10,626
Other	(188)
Balance as of December 31, 2021	43,439
Goodwill(2)	1,469,880
Other(3)	(7,128)
Disposition(4)	(650)
Currency translation	(56,283)
Balance as of December 31, 2022	1,449,258
Currency translation	23,188
Balance as of December 31, 2023	$1,472,446
_______________________________
(1)    In 2021, we acquired a small foreign infusion systems supplier, which resulted in $10.6 million of goodwill.
(2)    Relates to Smiths Medical acquired on January 6, 2022 (see Note 2: Acquisitions).
(3)    Reflects a measurement period adjustment related to the 2021 acquisition of a small foreign infusion systems supplier.
(4)     Relates to the sale of a certain line of infusion products in China.

Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

	Weighted-Average Amortization Life in Years	December 31, 2023
		Cost	Accumulated Amortization	Net
Patents	10	$33,261	$20,637	$12,624
Customer contracts	12	10,018	6,755	3,263
Non-contractual customer relationships	8	554,982	171,279	383,703
Trademarks	1	5,425	5,425	—
Trade name	15	18,251	7,162	11,089
Developed technology	10	587,852	167,913	419,939
Non-compete	3	9,100	7,450	1,650
Total amortized intangible assets		$1,218,889	$386,621	$832,268

Internally developed software*		$38,320		$38,320

Total intangible assets		$1,257,209	$386,621	$870,588
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
_______________________________
* Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Amortization expense was $132.1 million, $139.4 million and $23.8 million in 2023, 2022 and 2021, respectively.

As of December 31, 2023, estimated annual amortization for our intangible assets for each of the next five years is approximately (in thousands):

2024	$132,623
2025	125,149
2026	124,396
2027	114,308
2028	113,710
Thereafter	222,082
Total	$832,268

Our intangible assets that are not subject to amortization are reviewed annually for impairment or more often if there are indications of possible impairment. We perform our annual intangible assets impairment test in November of each year. We did not have any intangible asset impairments in 2023, 2022 or 2021.

Long-Lived Assets

We periodically evaluate the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk. We did not have any long-lived asset impairments in 2023, 2022 or 2021.

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

Investments in Available-for-sale Securities

Our investment securities are considered available-for-sale and consist of corporate bonds, U.S. treasury securities, and government bonds. These securities are considered “investment grade” and are carried at fair value. We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, we determine whether any portion of the decline in fair value below the carrying value is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive (loss) income. We did not have any investments in available-for-sale debt securities in unrealized loss positions as of December 31, 2023 or 2022.

The amortized cost of the debt securities and U.S treasury securities is adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in interest (expense) income, net in the consolidated statements of operations. Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses on the disposal of these investments. The scheduled maturities of our current debt securities are in 2024. All short-term investment securities are callable within one year.

Our short-term and long-term investments in available-for-sale securities consist of the following (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$501	$—	$501
Short-term U.S. treasury securities	—	—	—
Short-term government bonds	—	—	—
Total short-term investment securities	501	—	501
Long-term corporate bonds	—	—	—
Total investment securities	$501	$—	$501

	As of December 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$2,314	$—	$2,314
Short-term U.S. treasury securities	1,412	—	1,412
Short-term government bonds	498	—	498
Total short-term investment securities	4,224	—	4,224
Long-term corporate bonds	516	—	516
Total investment securities	$4,740	$—	$4,740

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

all of the seller's intellectual property. At the expiration of the distribution agreement we have the right but not the obligation to acquire the remaining interest in the business.

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We report our proportionate share of the investee's income or (loss) resulting from this investment in other expense, net in our consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on the consolidated balance sheets. We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. During 2023 and 2022, there were no indications that our non-marketable equity method investment was impaired. Our recorded share of the investee's loss was not material for the years ended December 31, 2023 and 2022. We did not receive any dividend distributions from this investment during 2023 and 2022.

Our non-marketable equity method investment consists of the following (in thousands):

	As of December 31,
	2023	2022
Equity method investment	$3,120	$3,178

Investments in non-marketable debt securities

In 2022, we received $19.0 million in proceeds from a promissory note related to an acquired investment as part of the Smiths Medical acquisition.

Income Taxes

Deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in the laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.

We recognize interest and penalties related to unrecognized tax benefits in the tax provision. We recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have accrued for interest and penalties of $2.9 million and $2.0 million, respectively, as of December 31, 2023 and $2.2 million and $2.3 million, respectively, as of December 31, 2022.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. Generally, we translate the financial statements of these subsidiaries to U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates during the year. Certain of our international subsidiaries consolidate first with another subsidiary that utilizes a functional currency other than U.S. dollars. In those cases, we follow a step by step translation process utilizing the same sequence as the consolidation process. Translation adjustments are recorded as a component of accumulated other comprehensive loss, a separate component of stockholders' equity on our consolidated balance sheets and the effect of exchange rate changes on cash and cash equivalents are reflected on our consolidated statements of cash flows. Gains and losses for transactions denominated in a currency other than the functional currency of the entity are included in our consolidated statements of operations in other expense, net (see Other expense, net table below). Foreign currency transaction losses (gains), net were $5.9 million, $5.8 million and $1.0 million in 2023, 2022 and 2021, respectively.

Revenue Recognition

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize revenues when we transfer control of promised goods to our customers, which for the majority of our sales of products sold on a standalone basis to our distributors and end customers for direct sales, is deemed to be at point of shipment. Our software license renewals are considered to be transferred to a customer at a point in time at the start of each renewal period, therefore revenue is recognized at that time.

Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We include variable consideration in net sales only to the extent that a significant reversal in revenue is not probable when the uncertainty is resolved.

Our variable consideration includes distributor chargebacks, product returns and end customer rebates, with distributor chargebacks representing the majority and subject to the greatest judgment.

Chargebacks are the difference between the prices we charge our distribution customers at the time they purchase our products and the contracted prices we have with the end customer, most often in the U.S. and Canada. When a distributor sells our products to one of our contracted end customers, the distributor typically will claim a refund from us for the chargeback amount which we process as a credit to the distributor.

In estimating the transaction price to present as net revenue for sales to distributors, we must estimate the expected chargeback amount that we will refund to the distributor after they sell our product to a contracted end customer. Determining the appropriate chargeback reserve requires judgment around the following assumptions:

(i) The estimated chargeback amount (the difference between the price we invoice the distributor and the contractually agreed price with specified end customers); and

(ii) The estimated period of time between the sale to the distributor and the receipt of a chargeback claim.

For purposes of estimating the expected chargeback amount, we utilize actual recent historical chargebacks paid to the specific distributor for similar products as determined at either a product or product-family level. While individual chargeback rates can vary significantly depending on the product and contracted prices with distributors and end customers, our chargeback reserve estimate is not overly sensitive to those individual price changes due to the long-term nature of our distributor and end customer contracts as well as consistency in purchasing patterns. Additionally, the use of the actual chargeback history to calculate an average chargeback rate has historically resulted in a reasonable estimation of overall current contract rates.

For purposes of estimating the period of time between the sale to the distributor and the receipt of a chargeback claim, we utilize several sources of information including actual inventory quantities of our products on hand at distributors. This inventory on hand information is received from the distributors or, when specific quantities are not provided, estimated by using the targeted days of inventory on hand for distributors. Historical experience of actual chargebacks paid has indicated that use of this information has reasonable predictive value of outstanding chargebacks and accounts for the variability of purchasing patterns and expected timing and volume of sales to end customers. The value of the chargeback reserve generally represents approximately two months of obligation due to the timing difference between the initial sale to a distributor and the processing of a chargeback claim after the product is sold to the end customer.

The chargeback reserve estimates change from period-to-period primarily based on changes in revenue from/and the inventory levels of distributors. Our judgments regarding the information used to calculate the chargeback reserve are consistent from period to period; however, on a regular basis, we evaluate the adequacy of the chargeback reserve to reassess and ensure that the variable consideration is appropriately constrained, and the likelihood of future revenue reversal is not probable. We use metrics including chargeback provision as a percentage of gross revenue, movements in inventory on hand at distributors, trends in accrued versus paid chargebacks and impacts from price changes and similar metrics.

The chargeback reserve reflects a reasonable estimate of the amount of consideration using the expected value method and is recorded as a reduction of accounts receivable, net on the consolidated balance sheets.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also offer certain volume-based rebates to both our distribution and end customers, which we record as variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time, including current contractual requirements, our historical experience with each customer and forecasted customer purchasing patterns, to estimate the most likely rebate amount.

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

Arrangements with Multiple Deliverables

In certain circumstances, we enter into arrangements in which we provide multiple deliverables to our customers. These bundled arrangements typically consist of the sale of infusion systems equipment, along with annual software licenses and related software implementation services, software maintenance services and extended warranties. Our most significant judgments related to these arrangements are (i) identifying the various performance obligations and (ii) estimating the relative standalone selling price of each performance obligation, typically using a directly observable method or calculated on a cost plus margin basis method. Revenue related to the bundled equipment, software and software implementation services are typically combined into a single performance obligation and recognized upon implementation. As annual software licenses are renewed, we recognize revenue for the license at a point in time, at the start of each annual renewal period. The transaction price allocated to the extended service-type warranty is recognized as revenue over the period the warranty service is provided. Consumables and solutions are separate performance obligations, recognized at a point in time.

Shipping Costs

Costs to ship finished goods to our customers are included in cost of goods sold on the consolidated statements of operations.

Post-retirement and Post-employment Benefits

We sponsor a Section 401(k) retirement plan ("plan") for employees. Our contributions to our 401(k) plan were approximately $19.2 million, $14.6 million and $11.0 million in 2023, 2022 and 2021, respectively. We also have post-retirement and post-employment obligations related to employees located in certain international countries. These obligations are immaterial to our financial statements taken as a whole.

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

Interest (expense) income, net

The following table presents interest (expense) income, net (in thousands):

	As of December 31,
	2023	2022	2021
Interest expense	$(102,727)	$(70,805)	$(858)
Interest income	7,508	4,430	2,840
Interest (expense) income, net	$(95,219)	$(66,375)	$1,982

Other expense, net

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents other expense, net (in thousands):

	As of December 31,
	2023	2022	2021
Foreign exchange losses, net	$(5,918)	$(5,780)	$(1,017)
Loss on disposition of assets	(153)	(2,554)	(1,651)
Other miscellaneous income, net	166	3,198	627
Other expense, net	$(5,905)	$(5,136)	$(2,041)

The foreign exchange losses in 2023 were primarily related to the devaluation of the Argentine peso.

In 2023, other miscellaneous income, net primarily includes $3.7 million in fees related to our accounts receivable purchase program (see Note 17: Accounts Receivable Purchase Program) mostly offset by a business interruption gain. We received total insurance recoveries for property damage and business interruption of $3.1 million, $2.6 million of which was related to insurance proceeds for business interruption included within other miscellaneous income, net. In 2022, other miscellaneous income, net primarily relates to sale of certain other assets.

Net (Loss) Income Per Share

Basic net (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding plus any dilutive potential securities. Dilutive potential securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock, are not included in the treasury stock method calculation. Restricted stock units that are anti-dilutive are not included in the treasury stock method. Due to the net loss for the years ended December 31, 2023 and 2022 the inclusion of any potential securities is antidilutive, accordingly, basic and diluted net loss per share is the same for this period. There were 12,354 anti-dilutive shares in 2021.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Year ended December 31,
	2023	2022	2021
Net (loss) income	$(29,655)	$(74,286)	$103,135
Weighted-average number of common shares outstanding (basic)	24,091	23,868	21,206
Dilutive securities	—	—	575
Weighted-average common and common equivalent shares outstanding (diluted)	24,091	23,868	21,781
EPS — basic	$(1.23)	$(3.11)	$4.86
EPS — diluted	$(1.23)	$(3.11)	$4.74

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification ("ASC") in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities within the scope, the guidance will be applied prospectively with the effective date for each amendment to be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and will not become effective. We are currently assessing what impact this guidance will have on the Company's consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update expand disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s significant expenses, interim segment profit or loss, and a description of how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The amendments clarify that a single reportable segment entity must apply ASC 280 in its entirety. The update will be effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early application permitted. We are currently assessing the effect of this update on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update expand disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid information. The update will be effective for annual periods beginning after December 15, 2024 and is applicable to our Annual Report on Form 10-K for the fiscal year December 31, 2025, with early application permitted. We are currently assessing the effect of this update on our consolidated financial statements and related disclosures.

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

Total cash consideration for the acquisition was $1.9 billion, which was financed with existing cash balances and proceeds from the credit agreement entered into on January 6, 2022 (see Note 11: Long-Term Obligations). We also issued share consideration to Smiths of 2.5 million shares of our common stock. The fair value of the common shares issued to Smiths was determined based on the opening market price of our common stock on the acquisition date. Smiths may be entitled to an additional $100.0 million in cash consideration contingent on our common stock achieving certain price targets for certain periods after closing in accordance with the terms of the Share Sale and Purchase Agreement (the "Purchase Agreement"). In

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the event that (a) on or prior to the third anniversary of closing the 30-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share or (b) on or prior to the fourth anniversary of closing the 45-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share (each a "Price Target"), and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved, then Smiths will be entitled to receive the additional $100.0 million in cash consideration. The fair value of the contingent consideration was determined using an option pricing model, specifically the Monte Carlo Simulation. In the analysis, the determinants of payout are simulated in a risk neutral framework over a large number of simulation paths. The fair value of the contingent consideration is then calculated as the average present value across all simulated paths. As of December 31, 2023, the estimated fair value of the contingent earn-out was $4.0 million.

Smiths became a related party to us when we issued 2.5 million shares of our common stock as partial consideration for the acquisition of Smiths Medical. Additionally, we entered in to a transition services agreement ("TSA") with certain members of Smiths Group, plc. The TSA includes certain information technology, human resource and tax support services for an initial term of twelve months with the option to extend up to 24 months. In 2023, we expensed $8.3 million for services provided under the TSA and we had no related open payables as of December 31, 2023. In 2022, we expensed $37.6 million for services provided under the TSA and we had $5.1 million in related open payables as of December 31, 2022.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2021 Acquisitions

During November 2021, we acquired a small foreign infusion systems supplier and paid an initial gross cash payment of approximately $15.4 million. In addition to the initial cash consideration, total consideration for the acquisition includes an additional holdback of $0.5 million, to be paid two years from the completion date of the acquisition, and also a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. The contingent earn-out based on the achievement of certain revenue targets obtained for the annual period ending December 31, 2022 was forfeited at December 31, 2022 as the minimum threshold for earning the earn-out was not met. As of December 31, 2023, the estimated fair value for the contingent earn-out related to certain product-related regulatory certifications was $1.5 million.

NOTE 3. RESTRUCTURING, STRATEGIC TRANSACTION AND INTEGRATION

Restructuring, strategic transaction and integration expenses were $41.3 million, $71.4 million and $18.0 million in 2023, 2022 and 2021, respectively.

Restructuring

Restructuring charges net of any reversed accruals were $5.7 million, $9.7 million and $(1.8) million in 2023, 2022 and 2021, respectively, and are included in the above restructuring, strategic transaction and integration expenses in our consolidated statement of operations.

In 2023, we incurred restructuring charges primarily related to severance expenses. We adjusted certain facility and severance restructuring accrued balances, shown in the table below under "Other adjustments", to reverse certain accrued balances that will not be utilized.

In 2022, we incurred restructuring charges primarily related to severance in connection with the January 6, 2022 acquisition of Smiths Medical, see Note 2: Acquisitions.

In 2021, we adjusted certain facility restructuring liabilities by $2.0 million, shown in the table below under "Other adjustments," to reflect actual amounts owed which resulted in net restructuring credits of $(1.8) million.

The following table summarizes the activity in our restructuring-related accrual by major type of cost (in thousands):

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2022	$499	$165	$664
Acquired restructuring charges	5,796	1,740	7,536
Charges incurred	9,667	58	9,725
Payments	(11,083)	(268)	(11,351)
Currency translation	(425)	(188)	(613)
Other adjustments	(38)	—	(38)
Accrued balance, December 31, 2022	$4,416	$1,507	$5,923
Charges incurred	5,521	1,189	6,710
Payments	(6,694)	(1,192)	(7,886)
Other adjustments(1)	(234)	(785)	(1,019)
Currency translation	(198)	38	(160)
Accrued balance, December 31, 2023	$2,811	$757	$3,568
_______________________________________________
(1)    Relates to accrued restructuring charges for estimated facility closure costs and severance costs that will not be utilized and were reversed during the year.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Strategic Transaction and Integration Expenses

We incurred $35.6 million, $61.7 million and $19.8 million in strategic transaction and integration expenses in 2023, 2022 and 2021, respectively, which are included in restructuring, strategic transaction and integration expenses in our consolidated statement of operations. The strategic transaction and integration expenses during 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The strategic transaction and integration expenses during 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 (see Note 2: Acquisitions) which primarily included legal expenses, bank fees, employee costs and a United Kingdom stamp tax. The strategic transaction and integration expenses during 2021 were related to integration costs associated with acquisitions, the Hospira Infusion Systems ("HIS") earn-out dispute with Pfizer, one-time costs incurred to comply with regulatory initiatives and transaction expenses incurred in connection with entering into a definitive agreement to acquire Smiths Medical.

NOTE 4: REVENUE

Revenue Recognition

As part of the integration of our acquisition of Smiths Medical, we have renamed our business units and reorganized the products thereunder and, as of January 1, 2023, our business unit structure is composed of Consumables, Infusion Systems and Vital Care. All prior periods herein have been retrospectively conformed to the current presentation. The vast majority of our sales of these products within these business units are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment. For purposes of revenue recognition for our software licenses and renewals, we consider the control of these products to be transferred to a customer at a certain point in time; therefore, we recognize revenue at the start of the applicable license term.

Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We include variable consideration in net sales only to the extent that a significant reversal in revenue is not probable when the uncertainty is resolved. Our variable consideration includes distributor chargebacks, product returns and end customer rebates with distributor chargebacks representing the majority and subject to the greatest judgment, (see Note 1: Basis of Presentation and Significant Accounting Policies).

We also offer certain volume-based rebates to both our distribution and end customers, which is recorded as variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time, including current contractual requirements, our historical experience with each customer and forecasted customer purchasing patterns, to estimate the most likely rebate amount. We also warrant products against defects and have a policy permitting the return of defective products. We also provide for extended service-type warranties, which we consider to be separate performance obligations. We allocate a portion of the transaction price to the extended service-type warranty based on its estimated relative selling price, and recognize revenue over the period the warranty service is provided. See Note 1. Basis of Presentation and Significant Accounting Policies for further discussion.

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

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands) and our disaggregated product line revenue as a percentage of total revenue:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2023		2022		2021
Product line	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Consumables	$969,129	43%	$974,993	43%	$555,189	42%
Infusion Systems	629,043	28%	617,435	27%	352,321	27%
Vital Care	660,954	29%	687,569	30%	408,798	31%
Total Revenues	$2,259,126	100%	$2,279,997	100%	$1,316,308	100%

We report revenue on a "where sold" basis, which reflects the revenue within the country or region in which the ultimate sale is made to our external customer.

The following table represents our revenues disaggregated by geography (in thousands):

	Year ended December 31,
Geography	2023	2022	2021
United States	$1,440,017	$1,460,069	$941,809
Europe, the Middle East and Africa	373,571	367,411	147,488
Asia-Pacific	241,699	257,208	85,692
Other Foreign	203,839	195,309	141,319
Total Revenues	$2,259,126	$2,279,997	$1,316,308

Domestic sales accounted for 64%, 64% and 72% of total revenue in 2023, 2022 and 2021, respectively. International sales accounted for 36%, 36% and 28% of total revenue in 2023, 2022 and 2021, respectively.

Contract balances

Our contract balances (deferred revenue) are recorded in accrued liabilities and other long-term liabilities in our consolidated balance sheet (see Note 10: Accrued Liabilities and Other Long-term Liabilities). The following table presents the changes in our contract balances for the years ended December 31, 2023 and 2022, (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
Beginning balance, January 1, 2022	$(7,461)
Fair value of acquired deferred revenue	(51,245)
Equipment revenue recognized	32,252
Equipment revenue deferred due to implementation	(20,332)
Software revenue recognized	16,277
Software revenue deferred due to implementation	(17,557)
Government grant deferred revenue	(3,729)
Government grant recognized	1,514
Other deferred revenue	(1,500)
Other deferred revenue recognized	5,915
Ending balance, December 31, 2022	(45,866)
Equipment revenue recognized	34,121
Equipment revenue deferred due to implementation	(35,868)
Software revenue recognized	18,526
Software revenue deferred due to implementation	(19,947)
Government grant deferred revenue	(944)
Government grant recognized	3,684
Other deferred revenue	(1,924)
Other deferred revenue recognized	6,041
Ending balance, December 31, 2023	$(42,177)

During 2023, we recognized $29.8 million in revenue that was included in the opening contract balances as of December 31, 2022

As of December 31, 2023, revenue from remaining performance obligations is as follows (in thousands):

	Recognition Timing
	<12 Months	> 12 Months
Equipment revenue	$(17,749)	$(24)
Software revenue	(10,062)	(763)
Government grant revenue(1)	(2,064)	(9,415)
Other deferred revenue(2)	(1,717)	(383)
Total	$(31,592)	$(10,585)
____________________________
(1)    The government grant deferred income is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
(2)    Other deferred revenue includes pump development programs, purchased training and extended warranty.

Costs to Obtain a Contract with a Customer

As part of the cost to obtain a contract, we may pay incremental commissions to sales employees upon entering into a sales contract. Under ASC Topic 606, we have elected to expense these costs as incurred as the period of benefit is less than one year.
Practical expedients and exemptions

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the practical expedient applied to sales commissions, under ASC Topic 606, we elected to apply the practical expedient for shipping and handling costs incurred after the customer has obtained control of a good. We will continue to treat these costs as a fulfillment cost rather than as an additional promised service.

NOTE 5. LEASES

We determine if an arrangement is a lease at inception. Our operating lease assets are separately stated in operating lease right-of-use ("ROU") assets and our financing lease assets are included in other assets on our consolidated balance sheets. Our lease liabilities are included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. We have elected not to recognize an ROU asset and lease liability for leases with terms of twelve months or less.

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

Our leases are for corporate, research and development and sales and support offices, manufacturing and distribution facilities, device service centers and certain equipment. Our leases have original lease terms of one year to fifteen years, some of which include options to extend the leases for up to an additional five years. For all of our leases, we do not include optional periods of extension in our current lease terms for the exercise of options to extend is not reasonably certain.

The following table presents the components of our lease cost (in thousands):

	Year ended December 31,
	2023	2022	2021
Operating lease cost	$24,024	$22,038	$11,251
Finance lease cost — interest	125	112	122
Finance lease cost — reduction of ROU asset	1,035	712	648
Short-term lease cost	29	7	14
Total lease cost	$25,213	$22,869	$12,035

Interest expense on our finance leases is included in interest expense, net in our consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$24,604	$25,225	$11,256
Operating cash flows from finance leases	$125	$112	$122

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,873	$5,994	$2,589
Finance leases	$1,028	$715	$558
_____________________________
(1) In January 2022, we acquired $55.2 million of operating right-of-use assets as part of the Smiths Medical acquisition, see Note 2: Acquisitions.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of December 31,
	2023	2022
Operating leases
Operating lease right-of-use assets	$69,909	$74,864

Accrued liabilities	$20,161	$18,169
Other long-term liabilities	52,972	60,916
Total operating lease liabilities	$73,133	$79,085

Weighted-Average Remaining Lease Term
Operating leases	5.6 years	6.1 years

Weighted-Average Discount Rate
Operating leases	4.31%	4.34%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of December 31,
	2023	2022
Finance leases
Finance lease right-of-use assets	$2,707	$2,598

Accrued liabilities	$860	$816
Other long-term liabilities	1,954	1,855
Total finance lease liabilities	$2,814	$2,671

Weighted-Average Remaining Lease Term
Finance leases	4.1 years	4.8 years

Weighted-Average Discount Rate
Finance leases	4.93%	4.23%

As of December 31, 2023, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Operating Leases	Finance Leases
2024	$22,291	$977
2025	16,409	763
2026	14,095	639
2027	10,150	291
2028	5,735	189
Thereafter	13,041	236
Total Lease Payments	81,721	3,095
Less imputed interest	(8,588)	(281)
Total	$73,133	$2,814

NOTE 6. SHARE-BASED AWARDS

We have a stock incentive plan for employees and directors and an employee stock purchase plan, however, the employee stock purchase plan was suspended in 2017.  Shares to be issued under these plans will be issued either from authorized but unissued shares or from treasury shares.

We incur stock compensation expense for stock options, restricted stock units ("RSU") and performance restricted stock units ("PRSU"). We receive a tax benefit on stock compensation expense and direct tax benefits from the exercise of stock options and vesting of restricted stock units. We also have indirect tax benefits upon exercise of stock options and vesting of restricted stock units related to research and development tax credits which are recorded as a reduction of income tax expense.

The table below summarizes compensation costs and related tax benefits (in thousands):

	Year ended December 31,
	2023	2022	2021
Stock compensation expense	$40,563	$36,025	$27,341
Tax benefit from stock-based compensation cost	$5,379	$4,636	$6,391
Indirect tax benefit	$—	$749	$285

As of December 31, 2023, we had $43.1 million of unamortized stock compensation cost which we will recognize as an expense over a weighted-average period of approximately 0.9 years.
Stock Option Plans

Our 2011 Stock Incentive Plan ("2011 Plan") replaced our 2003 Stock Option Plan ("2003 Plan"). Our 2011 Plan initially had 650,000 shares available for issuance, plus the remaining available shares for grant from the 2003 Plan and any shares that were forfeited, terminated or expired that would have otherwise returned to the 2003 Plan. In years 2012, 2014, 2017 and 2023, our stockholders approved amendments to the 2011 plan that increased the shares available for issuance by a total of 5,461,000, bringing the initial shares available for issuance to 6,111,000, plus the remaining 248,700 shares that remained available for grant from the 2003 Plan. As of December 31, 2023, the 2011 Plan has 6,374,300 shares of common stock reserved for issuance to employees, which includes 263,300 shares that transferred from the 2003 Plan. Shares issued as options or stock appreciation rights ("SARs") are charged against the 2011 Plan's share reserve as one share for one share issued. Shares subject to awards other than options and SARs are charged against the 2011 Plan's share reserve as 2.09 shares for 1 share issued. Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2011 Plan may be "non-statutory stock options" which expire no more than ten years from date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The table below summarizes the total time-based stock options granted, total valuation and the weighted-average assumptions (dollars and shares in thousands, except per option amounts):

	Year ended December 31,
	2022	2021
Number of time-based options granted	7,620	7,910
Grant-date fair value of options granted	$540	$528
Weighted-average assumptions for stock option valuation:
Expected term (years)	5.5	5.5
Expected stock price volatility	36.0%	35.0%
Risk-free interest rate	3.0%	0.9%
Expected dividend yield	—%	—%
Weighted-average grant-price per option	$185.79	$200.07
Weighted-average grant-date fair value per option	$70.86	$66.78

There were no stock options granted during the year ended December 31, 2023.

A summary of our stock option activity as of and for the year ended December 31, 2023 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	527,461	$79.94
Granted	—	$—
Exercised	(67,633)	$59.47
Forfeited or expired	—	$—
Outstanding at December 31, 2023	459,828	$82.95	1.1	$11,856
Exercisable at December 31, 2023	459,828	$82.95	1.1	$11,856
Vested and expected to vest, December 31, 2023	459,828	$82.95	1.1	$11,856

The intrinsic values for options exercisable, outstanding and vested or expected to vest at December 31, 2023 are based on our closing stock price of $99.74 at December 31, 2023 and are before applicable taxes.

The following table presents information regarding stock option activity (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2023	2022	2021
Intrinsic value of options exercised	$8,441	$17,340	$27,534
Cash received from exercise of stock options	$4,022	$8,785	$9,372
Tax benefit from stock option exercises	$1,733	$3,637	$5,092

Stock Awards

In 2023, we granted PRSUs to our executive officers. For the executive officers other than the Chief Executive Officer ("CEO"), Chief Operations Officer ("COO"), the Chief Financial Officer ("CFO") and the Corporate Vice President, General Counsel ("CVP, GC"), the PRSUs will vest as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers have met their individual performance goals for the applicable year and continued service through such vesting date. For the CEO, COO, the CFO, and the CVP, GC, the PRSUs will cliff-vest on March 15, 2026, subject to continued service through such vesting date and the achievement of minimum three-year adjusted revenue and Adjusted EBITDA compound annual growth rates, commencing on January 1, 2023 and ending on December 31, 2025, which when reviewed against a predetermined vesting matrix could result in the vesting of 0% to 250% of the awarded PRSUs.

In 2022, we granted our annual PRSUs to our executive officers and certain other non-executive employees. These PRSUs will cliff-vest on March 7, 2024, subject to continued service through such vesting date and the achievement of net synergy savings targets related to the Smiths Medical acquisition achieved during the performance period commencing on January 1, 2022 and ending on December 31, 2023, which when reviewed against predetermined targets could result in the vesting of 0% to 200% of the awarded PRSUs. We also granted certain other one-off PRSU awards to non-executive employees with various performance requirements, whereby the PRSUs will be earned if the minimum requirements are met within a specified time period. The performance period related to the annual 2022 PRSUs ended on December 31, 2023 and is subject to the Compensation Committee review and determination that between 0% and 200% of the PRSUs awarded were earned based on the actual net synergy savings related to the Smiths Medical acquisition achieved during the performance period.

In 2021, we granted PRSUs to our executive officers. For the executive officers other than the CEO, COO and the CFO, the PRSUs will vest as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers have met their individual performance goals for the applicable years and continued service through such vesting date. For the CEO, COO and the CFO, the PRSUs will cliff-vest on March 8, 2024, subject to continued service through such vesting date and the achievement of minimum three-year cumulative adjusted revenue dollar target frowth rate and adjusted EPS dollar target growth rate targets, commencing on January 1, 2021 and ending on December 31, 2023, which when reviewed against a predetermined vesting matrix could result in the vesting of 0% to 250% of the awarded PRSUs. In February 2022, the Compensation Committee made the determination that the executive officers other than the CEO, CFO and COO met their individual performance goals for 2021, therefore one-third of their 2021 PRSUs awarded vested during 2022. In February 2023, the Compensation Committee made the determination that the executive officers other than the CEO, CFO and COO met their individual performance goals for 2022, therefore one-third of their 2021 PRSUs awarded vested during 2023. The performance period related to the final third of the PRSUs awarded to the executive officers other than the CEO, CFO and COO ended on December 31, 2023 and is subject to the Compensation Committee review and determination that the PRSUs will be earned at 100% of the awarded PRSUs based on whether the officers met their individual performance goals for 2023. The performance period related to the 2021 CEO, COO and CFO PRSUs ended on December 31, 2023 and is subject to the Compensation Committee review and determination that between 0% and 250% of the awarded PRSUs will be earned based on the actual cumulative adjusted revenue dollar target growth rate and adjusted EPS dollar target growth rate achieved during the performance period.

In 2020, we granted PRSUs to our executive officers. For the executive officers other than the CEO, COO and the CFO, the PRSUs vested as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers had met their individual performance goals for the applicable years and continued service through such vesting date. For the CEO, COO and the CFO, the PRSUs cliff-vested on March 6, 2023 and were further subjected to continued service through such vesting date and the achievement of minimum three-year cumulative adjusted revenue dollar target growth rate and

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjusted EPS dollar target growth rate targets, which when reviewed against a predetermined vesting matrix could have resulted in the vesting 0% to 250% of the awarded PRSUs. In February 2021, the Compensation Committee made the determination that the executive officers other than the CEO, COO and CFO met their individual performance goals for 2020; therefore one-third of their 2020 PRSUs awarded vested during 2021. Additionally, during February 2021, the Compensation Committee, modified the potential vesting percentages related to the 2020 PRSU awards for the CEO, COO and CFO, as the original potential percentages were established immediately before the onset of the COVID-19 pandemic. The Compensation Committee determined to adjust the CEO, COO and CFO's potential to earn from between 0% and 250% of the awarded PRSUs, to an increased potential to earn between 50% and 300% of the award granted, subject to the same minimum threshold revenue and EPS targets set forth above to be achieved by the Company. The additional compensation expense as a result of modifying the 2020 PRSUs granted to our CEO, COO and CFO totaled $2.1 million recognized over the remaining amortization period from the date of modification. In February 2022, the Compensation Committee made the determination that the executive officers other than the CEO, CFO and COO met their individual performance goals for 2021, therefore one-third of their 2020 PRSUs awarded vested during 2022. In February 2023, the Compensation Committee made the determination that the executive officers other than the CEO, CFO and COO met their individual performance goals for 2022, therefore the final third of their 2020 PRSUs awarded vested during 2023. The performance period related to the 2020 CEO, COO and CFO PRSUs ended on December 31, 2022 and in February 2023 the Compensation Committee determined that 188% of the awarded PRSUs were earned based on the actual cumulative adjusted revenue dollar growth rate and adjusted EPS dollar target growth rate achieved during the performance period.

In 2019, we granted PRSUs to our executive officers. For the executive officers other than the CEO and the COO, the PRSUs vested as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers had met their individual performance goals for the applicable years and continued service through such vesting date. For the CEO and the COO, the PRSUs were to cliff-vest on March 6, 2022, subject to continued service through such vesting date and the achievement of a minimum Cumulative Adjusted EBITDA growth target over the performance period. If, for the three-year period ending on December 31, 2021, the Cumulative Adjusted EBITDA had a growth of at least 6% to 8%, 50% of the awarded PRSUs would have vested. If, on the vesting date, the Cumulative Adjusted EBITDA had a growth of between 8% to 10%, 100% of the awarded PRSUs would have vested. If, on the vesting date, the Cumulative Adjusted EBITDA had a growth of over 10%, 200% of the awarded PRSUs would have vested. In 2019, we also granted PRSUs to one of our non-executive employees. These PRSUs vested at the end of a three-year period ending on March 31, 2022, based on meeting certain minimum performance goals. In February 2020, the Compensation Committee made the determination that the executive officers other than the CEO and COO met their individual performance goals for 2019, therefore, one-third of their 2019 PRSUs awarded vested during 2020. In February 2021, the Compensation Committee made the determination that the executive officers other than the CEO and COO met their individual performance goals for 2020, therefore, one-third of their 2019 PRSUs awarded vested during 2021. In February 2022, the Compensation Committee made the determination that the executive officers other than the CEO and COO met their individual performance goals for 2021, therefore, the final third of their 2019 PRSUs awarded vested during 2022. The performance period related to the 2019 CEO and COO PRSUs ended on December 31, 2021 and in February 2022 the Compensation Committee determined that zero PRSUs were earned based on the actual Cumulative Adjusted EBITDA growth achieved during the performance period.

In 2018, we granted PRSUs to our executive officers. For the executive officers other than the CEO and the COO, the PRSUs were vested as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers have met their individual performance goals for the applicable year and continued service through such vesting date. For the CEO and the COO, the PRSUs cliff-vested ending on February 15, 2021, subject to continued service through such vesting date and the achievement of a minimum Cumulative Adjusted EBITDA growth target over the performance period. If, for the three -year period ending on December 31, 2020, the Cumulative Adjusted EBITDA had a growth of at least 6% to 8%, 50% of the awarded PRSUs would vest. If, on the vesting date, the Cumulative Adjusted EBITDA had a growth of between 8% to 10%, 100% of the awarded PRSUs would vest. If, on the vesting date, the Cumulative Adjusted EBITDA had a growth of over 10%, 200% of the awarded PRSUs would vest. In February 2019, the Compensation Committee made the determination that six of the eight executive officers other than the CEO and COO who received a 2018 PRSU award met their individual performance goals for 2018, therefore, one-third of the 2018 PRSUs awarded for those executives vested during 2019. In February 2020, the Compensation Committee made the determination that the executive officers other than the CEO and COO met their individual performance goals for 2019, therefore, one-third of their 2018 PRSUs awarded vested during 2020. The two executive officers who did not earn one-third of the PRSUs awarded during the 2018 performance period additionally earned those shares in 2019.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2021, the Compensation Committee made the determination that the executive officers other than the CEO and COO met their individual performance goals for 2020, therefore, the final third of their 2018 PRSUs awarded vested during 2021. Also in February 2021, the Compensation Committee determined that based on the actual Cumulative Adjusted EBITDA growth achieved during the performance period, the CEO and COO's 2018 PRSUs were earned at 100% of the PRSUs granted.

Restricted stock units are granted annually to our non-employee directors and vest on the first anniversary of the grant date, or the date of our annual meeting, whichever occurs first.

In 2023, 2022 and 2021, we granted RSUs to certain employees that vest ratably on the anniversary of the grant over three years. We recognize forfeitures as they occur.

The grant-date fair market value of our PRSUs and RSUs is determined by our stock price on the grant date.

The table below summarizes our restricted stock award activity (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
PRSU
Shares granted	78,213	60,383	53,246
Shares earned (1)	49,314	46,317	32,013
Grant-date fair value per share	$190.02	$230.31	$198.16
Grant-date fair value	$14,862	$13,907	$10,551
Intrinsic value vested	$8,024	$10,487	$6,777

RSU
Shares granted	156,111	116,870	84,388
Grant-date fair value per share	$173.10	$221.65	$199.13
Grant-date fair value	$27,024	$25,905	$16,804
Intrinsic value vested	$14,179	$16,438	$13,681
_______________________________
(1)    PRSU shares earned in 2023 were related to performance awards granted to executives in 2020 and 2021 and performance awards granted to a non-executive employees in 2022. PRSU shares earned in 2022 were related to performance awards granted to executives in 2019, 2020 and 2021 and performance award granted to a non-executive employee in 2019, 2020, and 2021. PRSU shares earned in 2021 were related to performance awards granted to executives in 2018, 2019 and 2020.

The table below provides a summary of our PRSU and RSU activity as of and for the year ended December 31, 2023:

	Number of Units	Grant-Date Fair Value Per Share	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2022	354,004	$213.95
Change in units due to performance expectations (1)	5,554	$188.11
Granted	234,324	$178.75
Vested	(140,091)	$200.66
Forfeited	(5,190)	$188.98
Non-vested and expected to vest at December 31, 2023	448,601	$199.68	0.9	$44,743
_______________________________
(1)    Relates to adjustments to 2020 PRSUs granted to executives that vested during 2023.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ESPP

We have an ESPP under which U.S. employees may purchase up to $25,000 annually of common stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There are 750,000 shares of common stock reserved for issuance under the ESPP, which is subject to an annual increase of the least of 300,000 shares, two percent of the shares outstanding or such a number as determined by the Board. To date, there have been no increases. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We suspended our ESPP in 2017. All shares unissued under the plan expired during 2022.

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

Foreign Currency Exchange Rate Risk

Forward Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our current foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Japanese Yen ("JPY"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately twelve months. The total notional amount of these outstanding derivative contracts as of December 31, 2023 was $172.6 million, which included the notional equivalent of $27.1 million in MXN, $35.6 million in Euros, $17.4 million in JPY, $8.1 million in CNH, $18.4 million in CAD, $14.2 million in AUD, $42.6 million in USD and $9.2 million in other foreign currencies, with terms currently through November 2025.

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

In November 2021, we entered into a one-year cross-currency par forward contract. The total notional amount of this outstanding derivative as of December 31, 2021 was approximately 413.1 million MXN. The term of this one-year contract was December 1, 2021 to December 1, 2022. The derivative instrument matured in equal monthly amounts at a fixed forward rate of 21.60 MXN/USD.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Floating Interest Rate Risk

In November 2021, in anticipation of entering into the new senior secured credit facilities in January 2022, which included a variable-rate term loan A and a variable-rate term loan B (see Note 11: Long-Term Obligations), we entered into two forward-starting interest rate swaps. In February 2022, certain terms under the agreements were amended to reflect the transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"), an alternative reference rate. Under the interest rate swap agreements we exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. The term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. The total notional amount of this outstanding derivative as of December 31, 2023 was approximately $244.7 million. The term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We pay a fixed rate of 1.17% and receive the greater of 3-month USD SOFR or 0.35%. The total notional amount of this outstanding derivative as of December 31, 2023 was approximately $421.9 million. In June 2023, we entered into an additional interest rate swap that hedges both term loan A and term loan B interest payments. The total notional amount of the swap is $300.0 million. The hedge matures on June 30, 2028. We pay a fixed rate of 3.88% and receive 3-months USD SOFR. These forward-starting swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the consolidated balance sheets (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
Consolidated Balance Sheet Location	Foreign Exchange Forward Contracts	Interest Rate Swaps	Gross Derivatives

As of December 31, 2023
Prepaid expenses and other current assets	$6,785	$23,065	$29,850
Other assets	673	4,876	5,549
Total assets	$7,458	$27,941	$35,399

Accrued liabilities	$2,590	$—	$2,590
Other long-term liabilities	240	—	240
Total liabilities	$2,830	$—	$2,830

	Derivatives Designated as Cash Flow Hedging Instruments
As of December 31, 2022	Foreign Exchange Forward Contracts	Forward-Starting Interest Rate Swaps	Gross Derivatives
Prepaid expenses and other current assets	$4,860	$28,431	$33,291
Other assets	94	26,753	26,847
Total assets	$4,954	$55,184	$60,138

Accrued liabilities	$1,847	$—	$1,847
Other long-term liabilities	167	—	167
Total liabilities	$2,014	$—	$2,014

    The following table presents the effects of our derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain Reclassified From Accumulated Other Comprehensive (Loss) Income into Income
	Location of Gain in the Consolidated Statements of Operations	Year Ended December 31,
		2023	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$296	$3,829	$—
Foreign exchange forward contracts	Cost of goods sold	7,852	7,751	3,444
Foreign exchange forward contracts	Other expense, net(1)	229	—	—
Foreign exchange forward contracts	Interest expense(2)	13	717	—
Interest rate swaps	Interest expense	32,444	6,122	—
Total derivatives designated as cash flow hedging instruments		$40,834	$18,419	$3,444
_______________________________
(1) Represents location of gain reclassified from accumulated other comprehensive income (loss) into other expense, net as a result of ineffectiveness.
(2) Represents location of gain reclassified from accumulated other comprehensive income (loss) into interest expense as a result of a forecasted transaction being no longer probable of occurring.

We recognized the following gains (losses) on our derivative instruments designated as cash flow hedges in other comprehensive income (loss) before reclassifications to income (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2023	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$10,788	$9,588	$950
Interest rate swaps	5,200	62,786	(1,480)
Total derivatives designated as cash flow hedging instruments	$15,988	$72,374	$(530)

As of December 31, 2023, we expect an estimated $4.2 million in deferred gains on the outstanding foreign exchange forward contract and an estimated $23.9 million in deferred gains on the forward-starting interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net (loss) income.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out payment shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of December 31, 2023, the fair value of the contingent earn-out was determined to be $3.4 million and was paid out in the first quarter of 2024.The estimated fair value of the contingent earn-out is calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met.

During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2023, the estimated fair value for the contingent consideration related to certain product-related regulatory certifications was estimated to be $1.5 million. As of December 31, 2022, the measurement period related to the contingent earn-out based on certain revenue targets ended and based on the actual revenue achieved during the measurement period we determined the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met.

On January 6, 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving certain Price Targets from the closing date to either the third or fourth anniversary of closing (see Note 2: Acquisitions) and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated financial statements in the period recognized. As of December 31, 2023, the estimated fair value of the contingent earn-out is $4.0 million.

Our contingent earn-out liabilities are separately stated on our consolidated balance sheets.

The following table provides a reconciliation of our Level 3 earn-out liabilities measured at estimated fair value based on an initial valuation and updated quarterly for the years ended December 31, 2023, 2022 and 2021 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earn-out Liability
Contingent earn-out liability, January 1, 2021	$26,300
Contingent earn-out non-compete arrangement	2,589
Transfer of Pursuit earn-out liability into Level 2(1)	(26,300)
Contingent earn-out liability, December 31, 2021	2,589
Acquisition date fair value estimate of earn-out(2)	55,158
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(3)	(32,091)
Currency translation	(84)
Contingent earn-out liability, December 31, 2022	25,572
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(4)	(16,247)
Other(5)	(496)
Transfer of Mediverse earn-out liability into Level 2(6)	(3,379)
Currency translation	41
Contingent earn-out liability, December 31, 2023	$5,491
_______________________________
(1)    The Pursuit earn-out was transferred out of Level 3 and into Level 2 in the third quarter of 2021 when the amount of the actual payment was known, and subsequently settled during the fourth quarter of 2021.
(2)     $53.5 million relates to our acquisition of Smiths Medical and $1.6 million relates to our acquisition of a small foreign infusions systems supplier in the fourth quarter of 2021 (see Note 2: Acquisitions).
(3)     Primarily relates to the change in fair value of our Smiths Medical earn-out and an adjustment to reduce to zero a contingent earn-out issued as part of the 2021 acquisition of a small foreign infusion systems supplier. The contingent earn-out was not earned based on our determination that the threshold target was not met.
(4)     Primarily relates to the change in fair value of our Smiths Medical earn-out and the earn-out with one of our international distributors.
(5)    Primarily relates to the reclassification to accrued liabilities of a holdback liability not subject to unobservable inputs when determining the fair market value.
(6)    The Mediverse earn-out was transferred out of Level 3 and into Level 2 in the fourth quarter of 2023 when the amount of the actual payment was known, and subsequently settled during first quarter of 2024.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical:

Smiths Medical Earn-out

	As of December 31, 2023	As of December 31, 2022
Simulation Input
Volatility	47.00%	38.00%
Risk-Free Rate	4.18%	4.17%
Investments, Foreign Currency Contracts and Interest Rate Contracts

Our investments historically consist of corporate, government bonds and U.S. treasury securities. The fair value of our corporate and government bonds are estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs. The fair value of our U.S. treasury securities are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy.

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

Other than the Mediverse earn-out liability described above, there were no transfers between levels in 2023 or 2022.

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements as of December 31, 2023
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$501	$—	$501	$—

Foreign exchange forwards:
Prepaid expenses and other current assets	6,785	—	6,785	—
Other assets	673	—	673	—
Interest rate contracts:
Prepaid expenses and other current assets	23,065	—	23,065	—
Other assets	4,876	—	4,876	—
Total Assets	$35,900	$—	$35,900	$—

Liabilities:
Contingent earn-out liability-ST	$4,879	$—	$3,379	$1,500
Contingent earn-out liability - LT	3,991	—	—	3,991
Foreign exchange contracts:
Accrued liabilities	2,590	—	2,590	—
Other long-term liabilities	240	—	240	—
Total Liabilities	$11,700	$—	$6,209	$5,491

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2022
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$2,314	$—	$2,314	$—
Short-term U.S. treasury securities	1,412	1,412	—	—
Short-term government bonds	498	—	498	—
Long-term corporate bonds	516	—	516	—

Foreign exchange forwards:
Prepaid expenses and other current assets(1)	4,860	—	4,860	—
Other assets(1)	94	—	94	—
Interest rate contracts:
Prepaid expenses and other current assets(1)	28,431	—	28,431	—
Other assets(1)	26,753	—	26,753	—
Total Assets	$64,878	$1,412	$63,466	$—

Liabilities:
Contingent earn-out liability - LT	$25,572	$—	$—	$25,572
Foreign exchange contracts:
Accrued liabilities(1)	1,847	—	1,847	—
Other long-term liabilities(1)	167	—	167	—
Total Liabilities	$27,586	$—	$2,014	$25,572

_______________________________

(1)    Subsequent to the issuance of the financial statements as of and for the year ended December 31, 2022, the Company determined that the tabular disclosure of the level for these amounts were incorrectly presented within level 3, and accordingly the Company has corrected these disclosures to present them as level 2 within this table. The Company determined the impact of the adjustments to the table to be immaterial, individually and in the aggregate, based on consideration of quantitative and qualitative factors.

NOTE 9. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2023	2022
Other prepaid expenses and receivables	$17,833	$21,635
Prepaid vendor expenses	1,309	3,052
Deferred costs	1,668	2,395
Prepaid insurance and property taxes	9,547	16,322
VAT/GST receivable	2,748	3,546
Deferred tax charge	5,822	3,830
Foreign exchange forward contract	6,785	4,860
Interest rate contracts	23,065	28,431
Deposits	1,196	1,329
Other	3,667	3,532
	$73,640	$88,932
Other assets consist of the following (in thousands):

	As of December 31,
	2023	2022
Pump lease receivables	$30,627	$27,086
Spare parts	46,496	38,498
Equity method investments	3,120	3,178
Interest rate contracts	4,876	26,753
Deferred debt issuance costs	3,439	5,156
Finance lease right-of-use assets	2,707	2,598
Other	2,755	2,193
	$94,020	$105,462

NOTE 10. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2023	2022
Salaries and benefits	$52,250	$44,304
Incentive compensation	37,992	30,254
Operating lease liability-ST	20,161	18,169
Accrued professional fees	2,803	5,317
Field service corrective action(1)	30,281	24,517
Italy medical device payback provision(2)	23,176	7,900
Legal accrual	1,874	3,137
Accrued sales taxes	6,748	5,844
Warranties and returns	3,682	3,097
Deferred revenue	31,640	30,838
Accrued other taxes	3,024	5,794
Distribution fees	13,049	17,063
Accrued freight	17,215	17,988
Restructuring accrual	3,568	5,923
Foreign exchange contracts	2,590	1,847
Accrued audit fees	5,492	6,279
Defined benefit plan	2,575	2,928
Accrued interest	1,431	1,033
Accrued research and development	—	3,538
Other	8,664	6,999
	$268,215	$242,769
_____________________________
(1) Primarily includes field corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility, see Note 15: Commitments and Contingencies for further detail.
(2) As of December 31, 2022, there was an additional $12.1 million in payback provision recorded as a reduction to accounts receivable, net. Whereas we recorded the amount for the payback provision to accrued liabilities from accounts receivable in Q3 2023, the payback provision was not reclassified as of December 31, 2022 to conform to the current year presentation.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Operating lease liability-LT	$52,972	$60,916
Finance lease liability-LT	1,954	1,855
Deferred revenue	10,585	16,239
Benefits	4,207	5,314
Field service corrective action(1)	26,056	25,294
Accrued rent	841	997
Other	3,882	3,489
	$100,497	$114,104
_______________________________
(1)     Related to field corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility, see Note 15: Commitments and Contingencies for further detail.

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

Interest Rate Terms

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revolving Credit Facility Commitment Fee

The Revolving Credit Facility has a per annum commitment fee at an initial rate of 0.25% which is applied to the available amount of the Revolving Credit Facility. Effective on the first Adjustment Date, as defined in the Credit Agreement, occurring subsequent to our quarter ended June 30, 2022, the commitment fee is determined by reference to the leverage ratio in effect from time to time as set forth in the table below.

Applicable Interest Margins

The Term Loan A and borrowings under the Revolving Credit Facility have an initial applicable margin of 0.75% per annum for Base Rate Loans and 1.75% per annum for Term SOFR Loans.

Effective on the first Adjustment Date, as defined in the Credit Agreement, occurring subsequent to our quarter ended June 30, 2022, the applicable margin for the Term Loan A and borrowings under the Revolving Credit Facility is determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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

Effective on the first Adjustment Date, as defined in the Credit Agreement, occurring subsequent to our quarter ended June 30, 2022, the applicable margin for the Term Loan B is determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leverage Ratio	Applicable Margin for Term SOFR Loans	Applicable Margin for Base Rate Loans
Greater than 2.75 to 1.0	2.50%	1.50%
Less than 2.75 to 1.0	2.25%	1.25%

Principal Payments

Principal payments on the Term Loans are due on the last day of each calendar quarter commencing on June 30, 2022.

The Term Loan A amortizes in nineteen consecutive quarterly installments in an amount equal to 2.50% of the original principal amount in each of the first two years, 5.00% in each of the third and fourth years and 7.50% in the fifth year, with a final payment of the remaining outstanding principal balance due on the maturity date.

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

During March 2022, we prepaid $16.0 million in principal payments on the Term Loan A principal balance, total principal paid on both Term Loans for the year ended December 31, 2022 was $22.4 million. For the twelve months ended December 31, 2023, total principal payments on both Term Loans was $29.7 million.

Interest Payments

Interest payments on Base Rate Loans are payable quarterly in arrears on the last business day of each calendar quarter and the applicable maturity date. Interest periods on Term SOFR Loans are determined, at our option, as either one, three or six months and will be payable on the last day of each interest period and the applicable maturity date. In the case of any interest periods of more than three months' duration, the interest payment are payable on each day prior to the last day of such interest period that occurs at three-month intervals.

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

We were in compliance with all financial covenants as of December 31, 2023.

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of December 31, 2023

Senior Secured Credit Facilities:
Term Loan A — principal	7.67%	$812,813
Term Loan B — principal	8.00%	835,125
Revolving Credit Facility — principal	—%	—
Less unamortized debt issuance costs(1)		(19,168)
Total carrying value of long-term debt		1,628,770
Less current portion of long-term debt		51,000
Long-term debt, net		$1,577,770
_______________________________
(1)    Comprised of $9.3 million and $9.9 million relating to the Term Loan A and the Term Loan B, respectively.

As of December 31 2023, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024	$51,000
2025	51,000
2026	72,250
2027	672,563
2028	8,500
Thereafter	792,625
Total	$1,647,938

The following table presents the total interest expense related to our long-term debt (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest	$125,550	$66,770	$—
Amortization of debt issuance costs	6,814	6,972	240
Commitment fee — Revolving Credit Facility	1,518	1,290	221
Total long-term debt-related interest expense	$133,882	$75,032	$461

NOTE 12. INCOME TAXES

Income from continuing operations before taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(136,980)	$(135,646)	$81,484
Foreign	58,681	21,237	41,702
	$(78,299)	$(114,409)	$123,186

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(8,235)	$4,128	$20,646
State	5,035	3,799	3,444
Foreign	26,035	12,924	7,236
	$22,835	$20,851	$31,326
Deferred:
Federal	$(43,042)	$(42,012)	$(8,154)
State	(14,657)	(11,239)	(1,815)
Foreign	(13,780)	(7,723)	(1,306)
	(71,479)	(60,974)	(11,275)
	$(48,644)	$(40,123)	$20,051

We have accrued for tax contingencies for potential tax assessments, and in 2023 we recognized a $24.5 million net increase, most of which related to various federal, state and foreign tax reserves.

A reconciliation of the provision for income taxes at the statutory rate to our effective tax rate is as follows (dollars in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$(16,443)	21.0%	$(24,026)	21.0%	$25,869	21.0%
State income tax, net of federal effect	(6,057)	7.7%	(5,050)	4.4%	2,907	2.4%
Tax credits	(9,824)	12.5%	(3,636)	3.2%	(2,443)	(2.0)%
Global intangible low-taxed income	(2,658)	3.4%	2,303	(2.0)%	711	0.6%
Foreign income tax differential	(2,506)	3.2%	(2,943)	2.5%	(2,983)	(2.4)%
Stock-based compensation	(289)	0.4%	(3,721)	3.2%	(4,263)	(3.5)%
Foreign-derived intangible income	(3,299)	4.2%	(2,269)	2.0%	(3,775)	(3.1)%
Transaction cost	—	—%	2,299	(2.0)%	—	—%
Contingent consideration	(3,407)	4.4%	(6,830)	6.0%	(29)	—%
Section 162(m)	3,268	(4.2)%	3,942	(3.4)%	1,812	1.5%
Tax reserve releases	(6,884)	8.8%	(1,834)	1.6%	—	—%
Other	(545)	0.7%	1,642	(1.4)%	2,245	1.8%
	$(48,644)	62.1%	$(40,123)	35.1%	$20,051	16.3%

Tax credits in 2023, 2022 and 2021 consist principally of research and developmental tax credits.

The components of our deferred income tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax asset:
Accruals/other	$30,190	$17,351
Acquired future tax deductions	10,877	14,186
Stock-based compensation	6,987	6,240
Foreign currency translation adjustments	—	—
Tax credits	15,095	12,906
Inventory reserves	25,592	25,100
Warranty reserve	13,788	13,241
Section 163(j) - interest expense limitation	25,467	9,166
Chargebacks, discounts, customer concessions	39,077	39,508
Capitalized research and development	43,313	16,587
Valuation allowance	(8,452)	(11,166)
	$201,934	$143,119
Deferred tax liability:
State income taxes	$4,465	$1,816
Depreciation and amortization	212,429	226,274
Section 481(a) adjustment - change in accounting method	—	—
Foreign currency translation and derivative instrument adjustments	3,630	9,581
	$220,524	$237,671

Deferred tax (liability) asset, net	$(18,590)	$(94,552)

Tax Holidays and Carryforwards

Net operating loss ("NOL") carryforwards consist of: (a) federal NOL carryforwards of $1.4 million which will expire at various dates from 2031 to indefinite carryforward periods, (b) state NOL carryforwards of $4.1 million which will expire at

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

various dates from 2026 to indefinite carryforward periods and (c) foreign NOL carryforwards of $32.6 million which will expire at various dates from 2024 to indefinite carryforward periods. We believe that it is more likely than not that the benefit from certain foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $9.0 million on the $9.5 million deferred tax assets related to these foreign NOL carryforwards. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carryforwards, and the amount of federal NOL carryforwards recorded is the net federal benefit available.

Other carryforwards include state research and development (“R&D”) tax credit carryforwards of $20.4 million, which have an indefinite carryforward period.

A substantial portion of our manufacturing operations in Costa Rica operate under various tax holiday and tax incentive programs due to expire in whole or in part in 2029. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holiday and tax incentives was an increase to our net earnings by $8.0 million or $0.33 per diluted share in 2023 and by $8.1 million or $0.34 per diluted share in 2022.

Foreign currency translation and derivative instrument adjustments, and related tax effects, are an element of “other comprehensive income” and are not included in net income other than the revaluation of the associated deferred tax asset due to the Tax Act.

As of December 31, 2023, we have estimated $246.8 million of undistributed foreign earnings and profits. Such earnings were previously subject to U.S. tax as a result of the Tax Act and much of any future remittances would generally be subject to no U.S. tax as a result of dividends received deductions and/or foreign tax credit relief. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we incur significant additional costs upon repatriation of such amounts.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. Our U.S. federal income tax returns for tax years 2020 and forward are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years 2012 and forward are subject to examination by the state tax authorities. The total gross amount of unrecognized tax benefits as of December 31, 2023 was $78.6 million which, if recognized, would impact the effective tax rate. We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. As of December 31, 2023, it is reasonably possible that the expiration of the U.S. federal statute of limitations will cause the gross amount of unrecognized tax benefits to decrease by $6.7 million within the next twelve months. It is not possible to estimate any other amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized $1.4 million of interest expense and $0.2 million of penalties in income tax benefit during 2023 and released $0.7 million of interest expense and $0.6 million of penalties in 2023. In total, we have accrued for interest and penalties of $2.9 million and $2.0 million, respectively as of December 31, 2023, and $2.2 million and $2.3 million, respectively, as of December 31, 2022.

The following table summarizes our cumulative gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$54,053	$21,537	$18,443
Increases to prior year tax positions	2,347	148	231
Increases due to acquisitions	—	29,606	—
Increases to current year tax positions	34,607	4,706	3,242
Decreases to prior year tax positions	(2,455)	(222)	—
Decrease related to lapse of statute of limitations	(9,591)	(1,722)	(31)
Decrease related to settlements with tax authorities	(403)	—	(348)
Ending balance	$78,558	$54,053	$21,537

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2022, the European Union agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. A number of countries have enacted or have announced plans to enact legislation to adopt Pillar Two. The Pillar Two legislation is effective for our fiscal year beginning January 1, 2024 and for fiscal year 2024 we do not anticipate that it will have a material impact to our tax provision or effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries in which we operate for fiscal periods beyond 2024 as we continue to assess the impact of tax legislation in these jurisdictions.

NOTE 13. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to the end customer. The manufacturers and distributors, in turn, sell our products to healthcare providers. In 2023, we had net sales to Medline of 16% of consolidated worldwide net sales.

Geographic Information

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of December 31,
	2023	2022
Costa Rica	$143,380	$128,179
Mexico	110,124	99,849
Other LATAM	47,564	39,270
Canada	5,694	5,374
Italy	28,201	24,323
Spain	21,921	18,948
Czech Republic	12,256	10,732
Other Europe	11,440	11,375
APAC	22,966	20,930
Total Foreign	$403,546	$358,980
United States	833,251	803,577
Worldwide Total	$1,236,797	$1,162,557

NOTE 14. STOCKHOLDERS' EQUITY

Treasury Stock

In August 2019, our Board of Directors approved a common stock purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. We have $100.0 million remaining on this purchase plan. We did not purchase any of our common stock under our common stock purchase plan in 2023, 2022 or 2021. We are limited on share purchases in accordance with the terms and conditions of our Senior Secured Credit Facilities (see Note 11: Long-Term Obligations).

In 2023, we withheld 59,377 shares of our common stock from employee vested restricted stock units in consideration for $9.4 million in payments for the employees' share award income tax withholding obligations. We had 2,428 shares remaining in treasury at December 31, 2022.

In 2022, we withheld 47,664 shares of our common stock from employee vested restricted stock units in consideration for $10.9 million in payments for the employees' share award income tax withholding obligations. We had 1,633 shares remaining in treasury at December 31, 2021.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2021, we withheld 40,350 shares of our common stock from employee vested restricted stock units in consideration for $8.3 million in payments for the employees' share award income tax withholding obligations. We had 119 shares remaining in treasury at December 31, 2020.

We use treasury stock to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2021	$(4,381)	$2,784	$75	$(1,522)
Other comprehensive loss before reclassifications	(14,664)	(403)	(62)	(15,129)
Amounts reclassified from AOCI	—	(2,618)	—	(2,618)
Other comprehensive loss	(14,664)	(3,021)	(62)	(17,747)
Balance as of December 31, 2021	$(19,045)	$(237)	$13	$(19,269)
Other comprehensive loss (income) before reclassifications	(103,928)	54,962	1,203	(47,763)
Amounts reclassified from AOCI	—	(13,946)	—	(13,946)
Other comprehensive (loss) income	(103,928)	41,016	1,203	(61,709)
Balance as of December 31, 2022	$(122,973)	$40,779	$1,216	$(80,978)
Other comprehensive income before reclassifications	46,189	12,096	603	58,888
Amounts reclassified from AOCI	—	(30,991)	—	(30,991)
Other comprehensive income (loss)	46,189	(18,895)	603	27,897
Balance as of December 31, 2023	$(76,784)	$21,884	$1,819	$(53,081)

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the actual sales and gross profit achieved during the measurement period we calculated the actual earn-out to be $26.3 million. In October 2021, the $26.3 million earn-out was finalized and paid to the former Pursuit equity holders (see Note 8: Fair Value Measurements).

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that will end in September 2024. The terms of the agreement include a contingent earn-out payment. The contingent earn-out shall not exceed $6.0 million, which will be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of December 31, 2023, the fair value of the contingent earn-out was determined to be $3.4 million and was paid out in the first quarter of 2024 (see Note 8: Fair Value Measurements).

During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2023, the estimated fair value for the contingent consideration related to certain product-related regulatory certifications was estimated to be $1.5 million. As of December 31, 2022, the measurement period related to the contingent earn-out based on certain revenue targets ended and based on the actual revenue achieved during the measurement period we determined the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met.

On January 6, 2022, we acquired Smiths Medical. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price from the closing date to either the third or fourth anniversary of closing. As of December 31, 2023, the estimated fair value of the contingent earn-out is $4.0 million (see Note 8: Fair Value Measurements).

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the years ended December 31, 2023 and 2022, we recorded additional expense of $20.3 million and $5.3 million, respectively, primarily related to additional field corrective actions identified and initiated during those periods. As of December 31, 2023, approximately $53.6 million of the $56.3 million of accrued field service corrective action was related to Smiths Medical.

Commitments

We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 5: Leases).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. COLLABORATIVE AND OTHER ARRANGEMENTS

On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") whereby (i) Pfizer will manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. We no longer purchase products from Pfizer under the MSA as described in (i) above.

The MSA described in (ii) above provides each party with mutually beneficial interests and is jointly managed by both Pfizer and ICU. The initial supply price, which will be annually updated, is in full consideration for all costs associated with the manufacture, documentation, packaging and certification of the products. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The amendments included a change to the term of the agreement to end on December 31, 2024 with Pfizer's unilateral election to extend through December 31, 2025. Other changes to the terms of the MSA included (i) amendments to our level of supply of products to Pfizer, (ii) certain changes to our manufacturing lines, (iii) updates to our supply price with added volume price tiers for annual periods and (iv) certain minimum purchase requirements for certain products. On February 1, 2022, effective as of January 1, 2022, upon our request, Pfizer executed a Product Addendum (the "Product Addendum") to our MSA agreement, whereby Pfizer manufactures and supplies to us certain agreed upon products. The Product Addendum includes the supply of additional product to us subject to certain time and pricing terms and conditions. The Product Addendum included a minimum purchase obligation of $29.6 million. The minimum purchase obligation under the addendum was satisfied during 2022. The Product Addendum expired on November 30, 2022.

NOTE 17: ACCOUNTS RECEIVABLE PURCHASE PROGRAM

On January 19, 2023, we entered into a revolving $150 million uncommitted receivables purchase agreement with Bank of The West ("BOW"), which was subsequently acquired by BMO in February 2023. This agreement provided for a less expensive form of capital. The discount rate applied to the sold receivables equals a rate per annum equal to the sum of (i) an applicable margin of 1.75%, plus (ii) Term SOFR for a period equal to the discount period which is calculated with respect to the payment terms of the specific receivable. The accounts receivable sold have payment terms ranging between 30 and 60 days, and are related to customer accounts with good credit history. The transfer of the purchased accounts receivable under the agreement is intended to be an absolute and irrevocable transfer constituting a true sale as the transferred receivables have been isolated beyond the reach of the Company and our creditors, even in bankruptcy or other receivership. We do not retain effective control over the sold receivables and BOW has the right upon purchase to pledge and/or exchange the transferred assets without restrictions. The Company acts as collection agent for BOW and collection services are undertaken by our accounts receivable personnel in their normal course of business and collected funds are remitted to BOW. We do not have any continuing involvement with the sold receivables other than the collection services which does not provide us with more than a trivial benefit. The discount rate has been negotiated net of consideration for the collection services, the cost of collection is immaterial to the Company; therefore, we did not separately record any related servicing assets or liabilities related to the sold receivables.

For the year ended December 31, 2023, the carrying value of trade receivables sold to BOW in connection with the purchase program was $629.1 million. In exchange for the sale of trade receivables, we received cash of $625.3 million. For the year ended December 31, 2023, the sale of the receivables resulted in a loss of $3.7 million, recorded in other expense, net in our consolidated statement of operations. For the year ended December 31, 2023, we have collected and remitted $553.2 million in cash to BOW. As of December 31, 2023, cash remaining to be collected on behalf of BOW was $75.9 million, which has been removed from our consolidated balance sheet as of December 31, 2023 and is reflected as cash provided by operating activities in the consolidated statement of cash flows. There were no such balances at December 31, 2022. The carrying value of the sold receivables approximated the fair value at December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on this criteria, management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2023.

Our independent registered public accounting firm that audited the December 31, 2023 financial statements included in this Annual Report on Form 10-K has independently assessed the effectiveness of our internal control over financial reporting and its report is below.

ITEM 9B. OTHER INFORMATION

(a)    None

(b)

The following table shows any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K, adopted, modified, or terminated by our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2023.

Name/Title	Action	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Vivek Jain, Chief Executive Officer	Terminated*	Rule 10b5-1 trading plan	March 15, 2023	February 9, 2024	206,366	Exercise and sale of options
_____________________
*Mr Jain's plan terminated as of November 3, 2023. His plan termination was previously disclosed in our Quarterly Report on 2023 Form 10-Q for the quarter ended September 30, 2023.

Other than as disclosed above, no other officer (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The following table lists the names, ages, certain positions and offices held by our executive officers and directors as of January 31, 2024:

Name	Age	Office Held
Vivek Jain	51	Chief Executive Officer ("CEO") and Chairman of the Board
Brian Bonnell	50	Chief Financial Officer ("CFO") and Treasurer
Christian Voigtlander	56	Chief Operating Officer ("COO")
Daniel Woolson	47	Corporate Vice President, General Manager - Infusion Systems
Virginia Sanzone	49	Corporate Vice President, General Counsel
George A. Lopez, M.D.	76	Director
David C. Greenberg	57	Director
Elisha Finney	62	Director
David Hoffmeister	69	Director
Donald Abbey	57	Director
Laurie Hernandez	66	Director
Kolleen T. Kennedy	64	Director
William Seeger	72	Director

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

    Mr. David C. Greenberg has been a director since 2015, serves as Lead Independent Director and Chair of the Compensation Committee and is a member of the Audit Committee. Mr. Greenberg is currently serving as Chief Executive Officer of HomeThrive, Inc. Mr. Greenberg joined HomeThrive, Inc. in October 2018. Mr. Greenberg was Executive Vice President, Strategy of Medline Industries, Inc. (“Medline”) from June 2008 to October 2018. Medline is a privately held manufacturer and distributor of medical supplies uniquely positioned to provide products, education and support across the continuum of care. In that capacity, Mr. Greenberg was a member of Medline’s Executive Board and advised top leadership/ownership on all aspects of the business. Mr. Greenberg was responsible for Strategy, Business Development and M&A. Additionally, Mr. Greenberg was a Group President and had responsibility for Medline’s distribution business and several manufacturing and marketing divisions. Mr. Greenberg has served on the board of directors for Amendia, Inc., a spinal implant company. Previously, Mr. Greenberg spent thirteen years in a variety of leadership positions within Aon Corporation, including Chief Financial Officer of its Aon Global subsidiary. Mr. Greenberg previously served as a director at Potrero Medical, Inc., the latest spinout of medical device incubator Theranova, LLC. Currently Mr. Greenberg serves on the board of directors of HomeThrive, Inc. since October 2018, Canadian Hospital Specialties, a privately held medical device manufacturer and specialty distributor, since April 2021 and Access & Integrated Practice Holdings, LLC a comprehensive variable access medical services platform since 2023. The Board believes Mr. Greenberg should serve as a director due to his extensive knowledge and experience in the medical industry, demonstrated executive leadership in business and insight into financial matters.

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

Ms. Kolleen T. Kennedy has been a director since December 2021 and recently retired as President, Proton Solutions & Chief Growth Officer at Varian Medical Systems (“Varian”) in December 2021. Ms. Kennedy joined Varian in 1997 as Marketing Manager for radiation therapy delivery systems, and assumed other strategic roles over 24 years including Executive Vice President of Varian Oncology Systems, the market leading radiation therapy business division with nearly 7,000 employees worldwide. Prior to joining Varian, Ms. Kennedy was with Siemens Medical Systems and Radiation Oncology Computer Systems in oncology product sales and marketing. Ms. Kennedy received BS degrees in Radiation Oncology and Psychology from Wayne State University as well as an MS degree in Medical Physics from the University of Colorado. Ms. Kennedy currently serves on the boards of IPG Photonics since 2023 and Wayne State University Foundation since 2018, served on the board of the City Cancer Challenge Foundation from 2018 to 2022, and served on the board of the Radiation Oncology Institute from 2018 to 2021. The Board believes Ms. Kennedy should serve as a director due to her relevant knowledge and history in the medical industry.

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

Additional information as required by this Item 10 of Form 10-K will be set forth under the captions Executive Officers, Election of Directors, Audit Committee and Compliance with Section 16(a) Beneficial Ownership Reporting Compliance in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be set forth under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Director Independence in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB No. 34) as required by this Item 14 of Form 10-K will be set forth under the caption Ratification of Auditors in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Form 10-K Page No.
	The following documents are filed as part of this report:

1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.	58

2.	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.	117

3.	Financial Statement Schedules. The Financial Statement Schedules required to be filed as a part of this Report are:

	Schedule II — Valuation and Qualifying Accounts	119

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).

2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).

3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-34634).

3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on November 3, 2023 (File No. 001-34634).

4.1	Description of Securities Registered Under Section 12 of the Exchange Act. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 3020 (File No. 001-34634).

10.1	Form of Indemnification Agreement with Directors and Executive Officers. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, filed on October 22, 2010 (File No. 001-34634).

10.2	Registrant's 2002 Employee Stock Purchase Plan.* Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002 (File No. 000-19974).

10.3	Executive officer compensation*

10.4	Non-employee director compensation*

10.5	2008 Performance-Based Incentive Plan, as amended.* Filed as Annex A to Registrant's proxy statement filed April 3, 2013 (File No. 001-34634).

10.6	Amended and Restated ICU Medical, Inc. 2011 Stock Incentive Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018 (File No. 001-34634).

10.7	First Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 2020 (File No.001-34634).

10.8	Second Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on May 22, 2023 (File No. 001-34634).

10.9	Amended and Restated Executive Employment Agreement, dated as of April 15, 2022, by and between ICU Medical, Inc. and Vivek Jain.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on April 20, 2022 (File No. 001-34634).

10.10	Letter agreement between the Registrant and Alison Burcar, effective April 1, 2019.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019 (File No. 001-34634).

10.11	ICU Medical, Inc. Executive Severance Plan.* Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed on January 6, 2017 (File No. 001-34634).

10.12	First Amendment to the ICU Medical, Inc. Executive Severance Plan. *Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on January 6, 2020 (File No. 001-34634).

10.13	Second Amendment to the ICU Medical, Inc. Executive Severance Plan. *Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on January 3, 2023 (File No. 001-34634).

10.14	Credit Agreement, dated as of January 6, 2022, by and among ICU Medical, Inc. as Borrower, certain subsidiaries as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and Barclays Bank PLC as joint bookrunners and joint lead arrangers and the other joint bookrunners and joint lead arrangers listed therein.# Filed as an Exhibit to Registrant's Current Report on Form 8-K filed January 7, 2022 (File No. 001-34634).

10.15	Shareholders Agreement, dated as of January 6, 2022, by and between ICU Medical, Inc. and Smiths Group International Holdings Limited. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on January 7, 2022 (File No. 001-34634).

21	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________________________________
*Executive compensation plan or other arrangement
# Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5)(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2021:
Allowance for doubtful accounts	$21,490	$345	$(14,797)	$—	$7,038
Warranty and return reserve - accounts receivable	$2,707	$568	$(790)	$—	$2,485
Warranty and return reserve - inventory	$(1,613)	$263	$(533)	$—	$(1,883)
Deferred tax asset valuation allowance	$3,891	$—	$(957)	$—	$2,934

For the year ended December 31, 2022:
Allowance for doubtful accounts	$7,038	$1,036	$456	$—	$8,530
Warranty and return reserve - accounts receivable(1)	$2,485	$(364)	$3,742	$—	$5,863
Warranty and return reserve - inventory/accrued(2)	$(1,883)	$5,266	$47,436	$—	$50,819
Deferred tax asset valuation allowance	$2,934	$—	$8,232	$—	$11,166

For the year ended December 31, 2023:
Allowance for doubtful accounts	$8,530	$838	$1,696	$—	$11,064
Warranty and return reserve - accounts receivable	$5,863	$1,627	$15	$—	$7,505
Warranty and return reserve - inventory/accrued(3)	$50,819	$20,290	$(13,313)	$—	$57,796
Deferred tax asset valuation allowance	$11,166	$—	$(2,714)	$—	$8,452
______________________________________________
(1) Includes an acquired balance of $3.8 million related to the Smiths Medical acquisition.
(2) Includes an acquired balance of $55.2 million in short-term and long-term accrued warranty reserve related to the Smiths Medical acquisition.
(3Additional charges to expense were primarily related to additional field corrective actions identified and initiated during the period related to the Smiths Medical business FDA warning letter (See Note: 15 Commitments and Contingencies in our accompanying consolidated financial statements).

ITEM 16. FORM 10-K SUMMARY
    None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	February 27, 2024

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Jain	Chairman of the Board and	February 27, 2024
Vivek Jain	Chief Executive Officer
(Principal Executive Officer)

/s/ Brian M. Bonnell	Chief Financial Officer	February 27, 2024
Brian M. Bonnell	(Principal Financial Officer and Principal Accounting Officer)

/s/ George A. Lopez, M.D.	Director	February 27, 2024
George A. Lopez, M.D.

/s/ David C. Greenberg	Director	February 27, 2024
David C. Greenberg

/s/ Elisha W. Finney	Director	February 27, 2024
Elisha W. Finney

/s/ David F. Hoffmeister	Director	February 27, 2024
David F. Hoffmeister

/s/ Donald M. Abbey	Director	February 27, 2024
Donald M. Abbey

/s/ Laurie Hernandez	Director	February 27, 2024
Laurie Hernandez

/s/ Kolleen T. Kennedy	Director	February 27, 2024
Kolleen T. Kennedy

/s/ William Seeger	Director	February 27, 2024
William Seeger