Form 10-Q
period 2024-03-31
ICU MEDICAL INC/DE
filed 2024-05-07
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2024
Common	24,365,990

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2024

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present and historical fact, contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial position, business strategy and approach, expected capital expenditures; expected impacts from new accounting and tax regulations; as well as plans and objectives of management for future operations may be forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

The forward looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including without limitation, the following:

•our failure to compete successfully with our competitors and maintain market share;
•significant decline in demand for our products;
•our inability to fund substantial investment in product development and recover such investment through commercial product sales;
•prolonged periods of inflation, rising interest rates and the impact of foreign currency exchange rates as a result of the current global macroeconomic and geopolitical conditions, for example, armed conflicts between Ukraine and Russia and in Israel;
•our exposure to risks related to foreign currency exchange rates;
•continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement;
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
•significant sales through our distributors;
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
•our failure to effectively manage our growth and change to our business resulting from the Smiths Medical acquisition or any other future acquisitions; and
•the actual impact of the Smiths Medical acquisition on our financial results and our use of a significant portion of our cash on hand and incurrence of a substantial amount of debt to finance the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

For a more detailed discussion of these factors, see the information under the sections entitled “Summary Risk Factors,” Part I. Item 1A. “Risk Factors” and Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”), and the sections in this Quarterly

Report on Form 10-Q entitled Part II. Item 1A “Risk Factors” and Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case as updated by our periodic filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	March 31, 2024	December 31, 2023
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251,423	$254,222
Short-term investment securities	—	501
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	251,423	254,723
Accounts receivable, net of allowance for doubtful accounts $11,626 at March 31, 2024 and $11,064 at December 31, 2023	145,186	161,566
Inventories	693,006	709,360
Prepaid income taxes	15,476	21,983
Prepaid expenses and other current assets	82,636	73,640
TOTAL CURRENT ASSETS	1,187,727	1,221,272

PROPERTY, PLANT AND EQUIPMENT, net	602,617	612,909
OPERATING LEASE RIGHT-OF-USE ASSETS	64,928	69,909
GOODWILL	1,459,368	1,472,446
INTANGIBLE ASSETS, net	836,904	870,588
DEFERRED INCOME TAXES	40,203	37,295
OTHER ASSETS	96,651	94,020
TOTAL ASSETS	$4,288,398	$4,378,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$152,480	$150,030
Accrued liabilities	247,896	268,215
Current portion of long-term debt	51,000	51,000
Income tax payable	2,484	7,714
Contingent earn-out liability	1,500	4,879
TOTAL CURRENT LIABILITIES	455,360	481,838

CONTINGENT EARN-OUT LIABILITY	4,286	3,991
LONG-TERM DEBT	1,566,298	1,577,770
OTHER LONG-TERM LIABILITIES	102,594	100,497
DEFERRED INCOME TAXES	55,585	55,873
INCOME TAX LIABILITY	36,445	35,060
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 24,412 shares at March 31, 2024 and 24,144 shares at December 31, 2023; and outstanding — 24,365 shares at March 31, 2024 and 24,141 shares at December 31, 2023	2,441	2,414
Additional paid-in capital	1,371,244	1,366,493
Treasury stock, at cost (46,420 and 2,428 shares, respectively)	(4,692)	(262)
Retained earnings	768,375	807,846
Accumulated other comprehensive loss	(69,538)	(53,081)
TOTAL STOCKHOLDERS' EQUITY	2,067,830	2,123,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,288,398	$4,378,439
______________________________________________________
(1) December 31, 2023 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2024	2023
TOTAL REVENUES	$566,655	$568,649
COST OF GOODS SOLD	381,411	376,608
GROSS PROFIT	185,244	192,041
OPERATING EXPENSES:
Selling, general and administrative	157,657	152,572
Research and development	21,842	19,761
Restructuring, strategic transaction and integration	16,105	11,013
Change in fair value of contingent earn-out	295	(700)
TOTAL OPERATING EXPENSES	195,899	182,646
(LOSS) INCOME FROM OPERATIONS	(10,655)	9,395
INTEREST EXPENSE, net	(23,772)	(22,515)
OTHER EXPENSE, net	(2,341)	(269)
LOSS BEFORE INCOME TAXES	(36,768)	(13,389)
(PROVISION) BENEFIT FOR INCOME TAXES	(2,703)	3,577
NET LOSS	$(39,471)	$(9,812)
NET LOSS PER SHARE
Basic	$(1.63)	$(0.41)
Diluted	$(1.63)	$(0.41)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,222	24,014
Diluted	24,222	24,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2023
NET LOSS	$(39,471)	$(9,812)
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of tax of $2,029 and $1,744 for the three months ended March 31, 2024 and 2023, respectively.	6,360	(5,577)
Foreign currency translation adjustment, net of tax of $0 for all periods	(22,817)	24,983
Other adjustments, net of tax of $0 for all periods	—	(31)
Other comprehensive (loss) income, net of tax	(16,457)	19,375
COMPREHENSIVE (LOSS) INCOME	$(55,928)	$9,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2024	24,144	$2,414	$1,366,493	$(262)	$807,846	$(53,081)	$2,123,410
Issuance of restricted stock and exercise of stock options	378	27	(6,847)	6,970	—	—	150
Tax withholding payments related to net share settlement of equity awards	(110)	—	—	(11,400)	—	—	(11,400)
Stock compensation	—	—	11,598	—	—	—	11,598
Other comprehensive loss, net of tax	—	—	—	—	—	(16,457)	(16,457)
Net loss	—	—	—	—	(39,471)	—	(39,471)
Balance, March 31, 2024	24,412	$2,441	$1,371,244	$(4,692)	$768,375	$(69,538)	$2,067,830

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount					Total
Balance, January 1, 2023	23,995	$2,399	$1,331,249	$(243)	$837,501	$(80,978)	$2,089,928
Issuance of restricted stock and exercise of stock options	172	12	(503)	662	—	—	171
Tax withholding payments related to net share settlement of equity awards	(53)	—	—	(8,425)	—	—	(8,425)
Stock compensation	—	—	9,158	—	—	—	9,158
Other comprehensive income, net of tax	—	—	4	—	—	19,375	19,379
Net loss	—	—	—	—	(9,812)	—	(9,812)
Balance, March 31, 2023	24,114	$2,411	$1,339,908	$(8,006)	$827,689	$(61,603)	$2,100,399

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,471)	$(9,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,526	55,744
Noncash lease expense	5,341	5,656
Provision for doubtful accounts	549	666
Provision for warranty, returns and field action	(618)	3,951
Stock compensation	11,598	9,158
(Gain) loss on disposal of property, plant and equipment and other assets	(65)	367
Debt issuance costs amortization	1,708	1,701
Change in fair value of contingent earn-out liability	295	(700)
Usage of spare parts	4,201	4,384
Other	2,627	(35)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	13,967	82,028
Inventories	14,164	(49,370)
Prepaid expenses and other current assets	(5,735)	1,907
Other assets	(5,160)	(6,448)
Accounts payable	5,313	(27,525)
Accrued liabilities	(16,503)	(21,099)
Income taxes, including excess tax benefits and deferred income taxes	(1,946)	(9,328)
Net cash provided by operating activities	45,791	41,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,915)	(14,205)
Proceeds from sale of assets	507	54
Intangible asset additions	(2,954)	(2,532)
Proceeds from sale and maturities of investment securities	500	1,500
Net cash used in investing activities	(17,862)	(15,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(12,750)	(7,375)
Proceeds from exercise of stock options	150	171
Payments on finance leases	(245)	(208)
Payments of contingent earn-out liability	(2,600)	—
Tax withholding payments related to net share settlement of equity awards	(11,400)	(8,425)
Net cash used in financing activities	(26,845)	(15,837)
Effect of exchange rate changes on cash	(3,883)	1,938
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,799)	12,163
CASH AND CASH EQUIVALENTS, beginning of period	254,222	208,784
CASH AND CASH EQUIVALENTS, end of period	$251,423	$220,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Three months ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Accounts payable for property, plant and equipment	$4,408	$2,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of ICU Medical, Inc., ("ICU" or the "Company"), a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU for the year ended December 31, 2023.

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

Certain reclassifications have been made to the prior year cash flows from operating activities within the condensed consolidated statements of cash flows to conform to the presentation used in the current year. We reclassified bond premium amortization to other. The reclassification had no impact on cash flows from operating activities as previously reported.

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

Note 3: Restructuring, Strategic Transaction and Integration

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Restructuring, strategic transaction and integration expenses were $16.1 million and $11.0 million for the three months ended March 31, 2024 and 2023, respectively.

Restructuring

    During the three months ended March 31, 2024 and 2023, restructuring charges were $5.3 million and $2.7 million, respectively and were primarily related to severance costs for the periods. The restructuring charges for the three months ended March 31, 2023 is net of $0.9 million, related to facility closures costs and severance costs that were reversed during that period.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the three months ended March 31, 2024 (in thousands):

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2024	$2,811	$757	$3,568
Charges incurred	5,065	295	5,360
Payments	(2,760)	(184)	(2,944)
Other(1)	(41)	—	(41)
Currency translation	(13)	(7)	(20)
Accrued balance, March 31, 2024	$5,062	$861	$5,923
__________________________
(1) Relates to prior year accrued restructuring charges for estimated severances costs that will not be utilized and were reversed during the three months ended March 31, 2024.

Strategic Transaction and Integration Expenses

    We incurred and expensed $10.8 million and $8.3 million in strategic transaction and integration expenses during the three months ended March 31, 2024 and 2023, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three months ended March 31, 2024 and 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022.

Related-party Transition Services Expenses

Smiths Group plc ("Smiths") became a related party to us when we issued 2.5 million shares of our common stock as partial consideration to Smiths for the acquisition of Smiths Medical 2020 Limited ("Smiths Medical"). Additionally, we entered into a transition services agreement ("TSA") with certain Smiths legal entities. The TSA included certain information technology, human resource and tax support services for an initial term of twelve months with the option to extend up to 24 months. During the three months ended March 31, 2023, we expensed $4.0 million for services provided by Smiths under the TSA. Since December 31, 2023, there were no services being provided under the TSA and we had no remaining related-party open payables as of December 31, 2023.

Note 4: Revenue

Revenue Recognition

    Our business units are Consumables, Infusion Systems and Vital Care. The vast majority of our sales of products within these business units are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon transfer of control of the products, which we deem to be at point of shipment. Our software license renewals are considered to be transferred to a customer at a point in time at the start of each renewal period, therefore revenue is recognized at that time.

    Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We include variable

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consideration in net sales only to the extent that a significant reversal in revenue is not probable when the uncertainty is resolved. Our variable consideration includes distributor chargebacks, product returns and end customer rebates with distributor chargebacks representing the majority and subject to the greatest judgment.

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

Arrangements with Multiple Performance Obligations

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We also enter into arrangements which include multiple performance obligations. The most significant judgments related to these arrangements include:

•Identifying the various performance obligations of these arrangements.
•Estimating the relative standalone selling price of each performance obligation, typically using a directly observable method or calculated on a cost plus margin basis method.

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended March 31,
Product line	2024	2023
Consumables	$244,039	$236,122
Infusion Systems	157,338	161,713
Vital Care	165,278	170,814
Total Revenues	$566,655	$568,649

For the three months ended March 31, 2024 and 2023, net sales to Medline made up approximately 17% and 15% of total revenues, respectively.

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended March 31,
Geography	2024	2023
United States	$366,155	$359,187
Europe, the Middle East and Africa	98,389	98,986
APAC	51,853	58,624
Other Foreign	50,258	51,852
Total Revenues	$566,655	$568,649

Contract Balances

    The following table presents the changes in our contract balances for the three months ended March 31, 2024 and 2023 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
Beginning balance, January 1, 2024	$(42,177)
Equipment revenue recognized	7,499
Equipment revenue deferred due to implementation	(9,340)
Software revenue recognized	4,677
Software revenue deferred due to implementation	(5,571)
Government grant income recognized(1)	515
Government grant income deferred	—
Other deferred revenue	(155)
Other deferred revenue recognized	1,195
Ending balance, March 31, 2024	$(43,357)

Beginning balance, January 1, 2023	$(45,866)
Equipment revenue recognized	5,976
Equipment revenue deferred due to implementation	(7,236)
Software revenue recognized	4,108
Software revenue deferred due to implementation	(5,362)
Government grant income deferred	(861)
Government grant income recognized(1)	218
Other deferred revenue	(403)
Other deferred revenue recognized	1,915
Ending balance, March 31, 2023	$(47,511)
____________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of March 31, 2024, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in millions)	< 12 Months	> 12 Months
Equipment deferred revenue	$(20,007)	$(890)
Software deferred revenue	(9,923)	(512)
Government grant deferred income(1)	(2,064)	(8,900)
Other deferred revenue(2)	(758)	(303)
Total	$(32,752)	$(10,605)
_________________________________
(1) The government grant deferred income is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
(2) Other deferred revenue includes pump development programs, purchased training and extended warranty.
Note 5: Leases

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

The following table presents the components of our lease cost (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost	$5,814	$6,150
Finance lease cost — interest	33	29
Finance lease cost — reduction of ROU asset	255	225
Short-term lease cost	—	13
Total lease cost	$6,102	$6,417

Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,884	$6,051
Operating cash flows from finance leases	$33	$29

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$252	$8,979
Finance leases	$156	$340

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	March 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$64,928	$69,909

Accrued liabilities	$18,532	$20,161
Other long-term liabilities	49,546	52,972
Total operating lease liabilities	$68,078	$73,133

Weighted-Average Remaining Lease Term
Operating leases	5.5 years	5.6 years

Weighted-Average Discount Rate
Operating leases	4.34%	4.31%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	March 31, 2024	December 31, 2023
Finance leases
Finance lease right-of-use assets	$2,576	$2,707

Accrued liabilities	$819	$860
Other long-term liabilities	1,861	1,954
Total finance lease liabilities	$2,680	$2,814

Weighted-Average Remaining Lease Term
Finance leases	4.0 years	4.1 years

Weighted-Average Discount Rate
Finance leases	5.02%	4.93%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2024, the maturities of our operating and finance lease liabilities for each of the next five years and thereafter are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$18,840	$715
2025	16,283	796
2026	13,619	673
2027	9,828	327
2028	4,819	203
2029	4,731	189
Thereafter	7,817	47
Total Lease Payments	75,937	2,950
Less imputed interest	(7,859)	(270)
Total	$68,078	$2,680

Note 6:    Net Loss Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. A net loss for the three months ended March 31, 2024 and 2023, causes all of the potentially dilutive common shares to be antidilutive, accordingly they were not included in the computation of diluted earnings per share and basic and diluted net loss per share are equal for each of these periods.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Net loss	$(39,471)	$(9,812)

Weighted-average number of common shares outstanding (basic)	24,222	24,014
Dilutive securities(1)	—	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,222	24,014
EPS — basic	$(1.63)	$(0.41)
EPS — diluted	$(1.63)	$(0.41)

Total anti-dilutive stock options and restricted stock awards	576	379
_______________________________
(1)    Due to the net loss for the three months ended March 31, 2024 and 2023, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

Note 7:    Derivatives and Hedging Activities

Hedge Accounting and Hedging Program

     The purposes of our cash flow hedging programs are to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit, and to manage floating interest rate risk associated with future interest payments on the variable-rate term loans issued in 2022. We do not issue derivatives for trading or speculative purposes.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative instruments we utilize, including various foreign exchange contracts and interest rate swaps, are designated and qualify as cash flow hedges. Our derivative instruments are recorded at fair value on the condensed consolidated balance sheets and are classified based on the instrument's maturity date. We record gains or losses from changes in the fair values of the derivative instruments as a component of other comprehensive (loss) income and we reclassify those gains or losses into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related derivative instrument from accumulated other comprehensive loss into earnings immediately.

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Czech Koruna ("CZK"), Japanese Yen ("JPY"), Swedish Krona ("SEK"), Danish Krone ("DKK"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately eleven months. The total notional amount of these outstanding derivative contracts as of March 31, 2024 was $136.2 million, which included the notional equivalent of $15.8 million in MXN, $28.3 million in Euros, $13.2 million in JPY, $6.5 million in CNH, $15.4 million in CAD, $11.9 million in AUD, $37.1 million in USD and $8.0 million in other foreign currencies, with terms currently through November 2025.

Floating Interest Rate Risk

In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 16: Long-Term Debt). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and will receive the greater of 3-months USD Secured Overnight Financing Rate ("SOFR") or (0.15)%. The total notional amount of this outstanding derivative as of March 31, 2024 was approximately $236.8 million. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We pay a fixed rate of 1.17% and will receive the greater of 3-months USD SOFR or 0.35%. The total notional amount of this outstanding derivative as of March 31, 2024 was approximately $375.0 million.

In June 2023, we entered into an additional interest rate swap that hedges both term loan A and term loan B interest payments. The total notional amount of the swap is $300.0 million. The hedge matures on June 30, 2028. We pay a fixed rate of 3.88% and will receive 3-months USD SOFR.

These swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of March 31, 2024
Prepaid expenses and other current assets	$8,984	$23,034	$32,018
Other assets	1,055	10,336	11,391
Total assets	$10,039	$33,370	$43,409

Accrued liabilities	$1,983	$—	$1,983
Other long-term liabilities	—	—	—
Total liabilities	$1,983	$—	$1,983

As of December 31, 2023
Prepaid expenses and other current assets	$6,785	$23,065	$29,850
Other assets	673	4,876	5,549
Total assets	$7,458	$27,941	$35,399

Accrued liabilities	$2,590	$—	$2,590
Other long-term liabilities	240	—	240
Total liabilities	$2,830	$—	$2,830

We recognized the following gains on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net loss (in thousands):

	Gain Recognized in Other Comprehensive Income
	Three months ended March 31,
	2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$4,940	$2,451
Interest rate swaps	13,393	(2,584)
Total derivatives designated as cash flow hedging instruments	$18,333	$(133)

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) Reclassified From Accumulated Other Comprehensive (Loss) Income into Income
			Three months ended March 31,
	Location of Gain Recognized in Income		2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues		$700	$(1,922)
Foreign exchange forward contracts	Cost of goods sold		1,280	1,500
Foreign exchange forward contracts	Other expense, net	(1)	—	229
Foreign exchange forward contracts	Interest expense	(2)	—	13
Interest rate swaps	Interest expense		7,964	7,369
Total derivatives designated as cash flow hedging instruments			$9,944	$7,189
_______________________________
(1)    Represents location of gain reclassified from accumulated other comprehensive income into other expense, net as a result of ineffectiveness.
(2)    Represents location of gain reclassified from accumulated other comprehensive income into interest expense as a result of forecasted transactions no longer probable of occurring.

As of March 31, 2024, we expect an estimated $7.0 million in deferred gains on the outstanding foreign exchange contracts and an estimated $23.9 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent Earn-out Liabilities

In 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition includes a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving certain Price Targets from the closing date to either the third or fourth anniversary of closing and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing (see Note 3: Restructuring, Strategic Transaction and Integration for additional information) at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
financial statements in the period recognized. As of March 31, 2024, the estimated fair value of the contingent earn-out was $4.3 million.

In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ended December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the measurement period related to the contingent earn-out based on certain revenue targets ended and based on the actual revenue achieved during the measurement period the fair value of the contingent earn-out was determined to be zero as the minimum threshold for earning the earn-out was not met. As of March 31, 2024, the estimated fair value for the contingent consideration related to certain product-related regulatory certifications was estimated to be $1.5 million.

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that ends September 2024. The terms of the agreement included a contingent earn-out payment. The contingent earn-out payment could not exceed $6.0 million, and was to be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of December 31, 2023, the fair value of the contingent earn-out was determined to be $3.4 million and was paid out during the three months ended March 31, 2024.

    Our contingent earn-out liabilities are separately stated on our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2024	$5,491
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	295
Accrued balance, March 31, 2024	5,786

Earn-out Liability
Accrued balance, January 1, 2023	$25,572
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(700)
Currency translation	33
Accrued balance, March 31, 2023	24,905
_______________________________
(1) Relates to the change in fair value of our Smiths Medical earn-out.

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical:

Smiths Medical Earn-out Liability

Simulation Input	As of March 31, 2024	As of December 31, 2023
Volatility	48.00%	47.00%
Risk-Free Rate	4.64%	4.18%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments, Foreign Exchange Contracts and Interest Rate Contracts

    As of March 31, 2024, we do not have any investment securities. Our investments historically consisted of corporate, government bonds and U.S. treasury securities. The fair value of our corporate and government bonds were estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs. The fair value of our U.S. treasury securities were based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy.

    The fair value of our Level 2 foreign exchange contracts is estimated using observable market inputs such as known notional value amounts, spot and forward exchange rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements as of March 31, 2024
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$8,984	$—	$8,984	$—
Other assets	1,055	—	1,055	—
Interest rate contracts:
Prepaid expenses and other current assets	23,034	—	23,034	—
Other assets	10,336	—	10,336	—
Total Assets	$43,409	$—	$43,409	$—

Liabilities:
Contingent earn-out liability - ST	$1,500	$—	$—	$1,500
Contingent earn-out liability - LT	4,286	—	—	$4,286
Foreign exchange contracts:
Accrued liabilities	1,983	—	1,983	—
Other long-term liabilities	—	—	—	—
Total Liabilities	$7,769	$—	$1,983	$5,786

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2023
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$501	$—	$501	$—

Foreign exchange forwards:
Prepaid expenses and other current assets	6,785	—	6,785	—
Other assets	673	—	673	—
Interest rate contracts:
Prepaid expenses and other current assets	23,065	—	23,065	—
Other assets	4,876	—	4,876	—

Total Assets	$35,900	$—	$35,900	$—

Liabilities:
Contingent earn-out liability - ST	$4,879	$—	$3,379	$1,500
Contingent earn-out liability - LT	3,991	—	—	3,991
Foreign exchange contracts:
Accrued liabilities	2,590	—	2,590	—
Other long-term liabilities	240	—	240	—
Total Liabilities	$11,700	$—	$6,209	$5,491

Note 9: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities historically consisted of corporate bonds, government bonds and U.S. treasury securities and were considered “investment grade” and were carried at fair value.

As of March 31, 2024, we did not have any investment securities. As of December 31, 2023, the amortized cost, unrealized holding gains (losses) and fair value of our available-for-sale investment securities were as follows (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$501	$—	$501
The amortized cost of the debt securities are adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in interest expense, net in our condensed consolidated statements of operations.

We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, we determine whether any portion of the decline in fair value below the amortized cost basis is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive (loss) income. We did not have any investments in available-for-sale debt securities in unrealized loss positions as of December 31, 2023.

Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses on the disposal of these investments. All short-term investment securities are callable within one year.

Investments in Non-Marketable Equity Securities

We own approximately 20% non-marketable equity interest in a nonpublic company and entered into a three-year distribution agreement where we have the exclusive rights to market, sell and distribute the company's products in exchange for a cash payment of $3.3 million. In addition, we were granted an exclusive license for all of the seller's intellectual property. At the expiration of the distribution agreement we have the right but not the obligation to acquire the remaining interest in the business.

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our condensed consolidated balance sheets (see Note 10: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the three months ended March 31, 2024 and 2023. We did not receive any dividend distributions from this investment during the three months ended March 31, 2024 and 2023.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Equity method investment	$3,104	$3,120

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Other prepaid expenses and receivables	$20,819	$17,833
Prepaid vendor expenses	1,152	1,309
Deferred costs	4,046	1,668
Prepaid insurance and property taxes	10,099	9,547
VAT/GST receivable	2,995	2,748
Deferred tax charge	5,822	5,822
Foreign exchange contracts	8,984	6,785
Interest rate contracts	23,034	23,065
Deposits	1,185	1,196
Other	4,500	3,667
	$82,636	$73,640

Other assets consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Pump lease receivables	$27,376	$30,627
Spare parts	47,409	46,496
Equity method investment	3,104	3,120
Deferred debt issuance costs	3,008	3,439
Finance lease right-of-use assets	2,576	2,707
Interest rate contracts	10,336	4,876
Other	2,842	2,755
	$96,651	$94,020

Note 11: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Raw materials	$285,061	$296,037
Work in process	86,441	58,906
Finished goods	321,504	354,417
Total inventories	$693,006	$709,360

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Machinery and equipment	$493,147	$483,382
Land, building and building improvements	284,287	278,251
Molds	90,754	89,573
Computer equipment and software	125,150	122,038
Furniture and fixtures	30,578	30,662
Instruments placed with customers(1)	117,844	115,672
Construction in progress	105,287	117,219
Total property, plant and equipment, cost	1,247,047	1,236,797
Accumulated depreciation	(644,430)	(623,888)
Property, plant and equipment, net	$602,617	$612,909
______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $22.4 million and $23.4 million for the three months ended March 31, 2024 and 2023, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2024	$1,472,446
Currency translation	(13,078)
Balance as of March 31, 2024	$1,459,368

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	March 31, 2024
		Cost	Accumulated Amortization	Net
Patents	10	$34,257	$21,188	$13,069
Customer contracts	12	9,891	6,792	3,099
Non-contractual customer relationships	8	550,922	187,090	363,832
Trademarks	1	5,425	5,425	—
Trade name	15	18,245	7,457	10,788
Developed technology	10	587,115	182,377	404,738
Non-compete	3	9,100	8,000	1,100
Total amortized intangible assets		$1,214,955	$418,329	$796,626

Internally developed software(1)		$40,278		$40,278

Total intangible assets		$1,255,233	$418,329	$836,904
______________________________
(1) Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2023
		Cost	Accumulated Amortization	Net
Patents	10	$33,261	$20,637	$12,624
Customer contracts	12	10,018	6,755	3,263
Non-contractual customer relationships	8	554,982	171,279	383,703
Trademarks	1	5,425	5,425	—
Trade name	15	18,251	7,162	11,089
Developed technology	10	587,852	167,913	419,939
Non-compete	3	9,100	7,450	1,650
Total amortized intangible assets		$1,218,889	$386,621	$832,268

Internally developed software(1)		$38,320		$38,320

Total intangible assets		$1,257,209	$386,621	$870,588
______________________________
(1) Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $33.1 million and $32.3 million during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2024	$98,985
2025	124,715
2026	123,950
2027	113,873
2028	113,275
2029	110,189
Thereafter	111,639
Total	$796,626

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Salaries and benefits	$56,118	$52,250
Incentive compensation	25,123	37,992
Operating lease liability-ST	18,532	20,161
Accrued sales taxes	5,295	6,748
Restructuring accrual	5,923	3,568
Deferred revenue	32,752	31,640
Accrued other taxes	3,399	3,024
Accrued professional fees	2,736	2,803
Italy medical device payback provision	23,227	23,176
Legal accrual	2,309	1,874
Distribution fees	12,407	13,049
Warranties and returns	3,638	3,682
Field service corrective action(1)	22,641	30,281
Accrued freight	14,916	17,215
Foreign exchange contracts	1,983	2,590
Accrued audit fees	4,143	5,492
Defined benefit plan	3,394	2,575
Accrued interest	1,413	1,431
Other	7,947	8,664
	$247,896	$268,215
___________________________
(1)     Primarily includes field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 18: Commitments and Contingencies for further detail.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Operating lease liability-LT	$49,546	$52,972
Benefits	4,124	4,207
Accrued rent	781	841
Finance lease liability-LT	1,861	1,954
Deferred revenue	10,605	10,585
Field service corrective action(1)	32,173	26,056
Other	3,504	3,882
	$102,594	$100,497
______________________________
(1)    Primarily related to field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 18: Commitments and Contingencies for further detail.

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of (7)% and 27% for the three months ended March 31, 2024 and 2023, respectively.

    The effective tax rate for the three months ended March 31, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, tax credits, and a valuation allowance against certain U.S. federal and state deferred tax assets and the following discrete items recognized during the interim period:

•Excess tax benefit recognized on stock option exercises and the vesting of restricted stock units during the three months ended March 31, 2024 of $2.3 million.

    The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a valuation allowance of $10.1 million tax expense, against certain U.S. federal and state deferred tax assets during the three months ended March 31, 2024. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. On December 15, 2022, the European Union agreed to implement the OECD’s global minimum tax of 15% for multinationals that meet a global revenue threshold. A number of countries have enacted or have announced plans to enact legislation to adopt Pillar Two. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there was no material impact to our tax provision for the three months ended March 31, 2024. We do not expect the provisions currently in effect for 2024 to have a material impact on our tax provision and effective tax rate for the remainder of 2024 but will continue to assess the impact of tax legislation in the jurisdictions in which we operate.

The effective tax rate for the three months ended March 31, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign derived intangible income (“FDII”) and tax credits. The effective tax rate during the three months ended

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023 included a discrete tax expense of $0.7 million related to excess tax recognized on stock option exercises and the vesting of restricted stock units during the period.

Note 16:     Long-Term Debt

2022 Credit Agreement

In 2022, in connection with the acquisition of Smiths Medical, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Barclays Bank PLC and certain other financial institutions (the “Lenders”) for $2.2 billion of senior secured credit facilities. The senior secured credit facilities include (i) a five-year Tranche A term loan of $850.0 million (the "Term Loan A"), (ii) a seven-year Tranche B term loan of $850.0 million (the "Term Loan B") and (iii) a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility"), with separate sub-limits of $50.0 million for letters of credit and swingline loans (collectively, the "Senior Secured Credit Facilities"). We used the proceeds from borrowings under the Term Loan A and the Term Loan B (collectively, the "Term Loans") to fund a portion of the cash consideration for the purchase of Smiths Medical and the related fees and expenses incurred in connection with the acquisition. We did not incur borrowings under the Revolving Credit Facility on the closing date of the acquisition. The proceeds from any future borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes.

In connection with entering into the Credit Agreement in 2022, we incurred $37.8 million in debt discount and issuance costs, which were allocated to the Term Loan A, the Term Loan B and the Revolving Credit Facility based on lender commitment amounts relative to each type of fees paid. The lender and third-party discount and issuance costs allocated to the Term Loan A and the Term Loan B were $15.8 million and $13.4 million, respectively, the current unamortized balances are reflected as a direct deduction from the face amount of the corresponding term loans on the condensed consolidated balance sheet. These costs are being amortized to interest expense over the respective terms of the loans using the effective interest method. The issuance costs allocated to the Revolving Credit Facility were $8.6 million, which are capitalized and included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

For the three months ended March 31, 2024 and 2023, total principal payments on the Term Loans were $12.8 million and $7.4 million, respectively.

Interest Payments

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

We were in compliance with all financial covenants as of March 31, 2024.

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

The carrying values of our long-term debt consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Effective Interest Rate	As of March 31, 2024	Effective Interest Rate	As of December 31, 2023

Senior Secured Credit Facilities:
Term Loan A — principal	8.24%	$802,188	7.67%	$812,813
Term Loan B — principal	8.60%	833,000	8.00%	835,125
Revolving Credit Facility — principal	—%	—	—%	—
Less unamortized debt issuance costs(1)		(17,890)		(19,168)
Total carrying value of long-term debt		1,617,298		1,628,770
Less current portion of long-term debt		51,000		51,000
Long-term debt, net		$1,566,298		$1,577,770
_______________________________
(1)    Comprised of $8.5 million and $9.4 million relating to the Term Loan A and the Term Loan B, respectively, as of March 31, 2024.

As of March 31, 2024, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2024	$38,250
2025	51,000
2026	72,250
2027	672,563
2028	8,500
2029	792,625
Thereafter	—
Total	$1,635,188

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended March 31,
	2024	2023
Contractual interest	$32,276	$29,263
Amortization of debt issuance costs	1,708	1,701
Commitment fee — Revolving Credit Facility	379	368
Total long-term debt-related interest expense	$34,363	$31,332

We currently hedge against the contractual interest expense on our long-term debt (see Note 7: Derivatives and Hedging Activities).

Note 17: Stockholders' Equity

Shareholders Agreement

At the completion of the Smiths Medical acquisition in 2022, Smiths owned approximately 10.5% of the total outstanding shares of our common stock (see Note 3: Restructuring, Strategic Transaction and Integration). At closing, in connection with the issuance of the share consideration, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Smiths. The Shareholders Agreement permits Smiths to designate one individual for election to our Board of

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Directors (the "Board") so long as Smiths beneficially owns at least 5.0% of the total outstanding shares of our common stock. On February 28, 2024, Smiths designated board member, Mr. William Seeger, notified us of his resignation from our Board in anticipation of his retirement from the Board of Directors of Smiths. Currently, our Board consists of eight members, however Smiths retains the right to designate a board member subject to the share ownership requirements, mentioned above. See our Current Report on Form 8-K filed on February 29, 2024 for additional information.

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended March 31, 2024, we did not purchase any shares of our common stock under our share purchase plan. As of March 31, 2024, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 16: Long-Term Debt).

    For the three months ended March 31, 2024, we withheld 110,119 shares of our common stock from employee vested restricted stock units in consideration for $11.4 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the three months ended March 31, 2023, we withheld 52,764 shares of our common stock from employee vested restricted stock units in consideration for $8.4 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2024	$(76,784)	$21,884	$1,819	$(53,081)
Other comprehensive (loss) income before reclassifications	(22,817)	13,908	—	(8,909)
Amounts reclassified from AOCI	—	(7,548)	—	(7,548)
Other comprehensive (loss) income	(22,817)	6,360	—	(16,457)
Balance as of March 31, 2024	$(99,601)	$28,244	$1,819	$(69,538)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2023	$(122,973)	$40,779	$1,216	$(80,978)
Other comprehensive income (loss) before reclassifications	24,983	(113)	(31)	24,839
Amounts reclassified from AOCI	—	(5,464)	—	(5,464)
Other comprehensive income (loss)	24,983	(5,577)	(31)	19,375
Balance as of March 31, 2023	$(97,990)	$35,202	$1,185	$(61,603)

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

Contingencies

In January 2022, we acquired Smiths Medical. Total consideration for the acquisition included a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price from the closing date to either the third or fourth anniversary of closing. As of March 31, 2024, the estimated fair value of the contingent earn-out is $4.3 million (see Note 8: Fair Value Measurements).

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the three months ended March 31, 2024 and 2023, we recorded additional expense of $0.4 million and $2.8 million, respectively, primarily related to additional field corrective actions identified and initiated during those periods. As of March 31, 2024, approximately $52.3 million of the $54.8 million of accrued field service corrective action recorded was related to Smiths Medical.

In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ended December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on certain product-related regulatory certifications obtained by May 26, 2024. As of December 31, 2022, the measurement period related to (i) above ended and based on the actual revenue achieved during the measurement period we determined that the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met. As of March 31, 2024, the estimated fair value of the remaining contingent earn-out related to certain product-related regulatory certification was estimated to be $1.5 million (see Note 8: Fair Value Measurements).

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that ends September 2024. The terms of the agreement included a contingent earn-out payment. The contingent earn-out could not exceed $6.0 million, and was to be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of December 31, 2023, the fair value of the contingent earn-out was determined to be $3.4 million and was paid out during the three months ended March 31, 2024 (see Note 8: Fair Value Measurements).

Commitments

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 5: Leases).

Note 19:     Collaborative and Other Arrangements

    On February 3, 2017, we entered into two Manufacturing and Supply Agreements ("MSAs") whereby (i) Pfizer would manufacture and supply us with certain agreed upon products for an initial five-year term with a one-time two-year option to extend and (ii) we will manufacture and supply Pfizer certain agreed upon products for a term of five or ten years depending on the product, also with a one-time two-year option to extend. We no longer purchase products from Pfizer under the MSA as described in (i) above.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20: Accounts Receivable Purchase Program

On January 19, 2023, we entered into a revolving $150 million uncommitted receivables purchase agreement with Bank of The West, which was subsequently acquired by BMO in February 2023. This agreement provided for a less expensive form of capital. The discount rate applied to the sold receivables equals a rate per annum equal to the sum of (i) an applicable margin of 1.75%, plus (ii) Term SOFR for a period equal to the discount period which is calculated with respect to the payment terms of the specific receivable. The accounts receivable sold have payment terms ranging between 30 and 60 days, and are related to customer accounts with good credit history. The transfer of the purchased accounts receivable under the agreement is intended to be an absolute and irrevocable transfer constituting a true sale as the transferred receivables have been isolated beyond the reach of the Company and our creditors, even in bankruptcy or other receivership. We do not retain effective control over the sold receivables and BMO has the right upon purchase to pledge and/or exchange the transferred assets without restrictions. The Company acts as collection agent for BMO and collection services are undertaken by our accounts receivable personnel in their normal course of business and collected funds are remitted to BMO. We do not have any continuing involvement with the sold receivables other than the collection services which does not provide us with more than a trivial benefit. The discount rate has been negotiated net of consideration for the collection services, the cost of collection is immaterial to the Company; therefore, we did not separately record any related servicing assets or liabilities related to the sold receivables.

The following table presents information in connection with the purchase program (in thousands):

	Three months ended March 31,
	2024	2023
Trade receivables sold(1)	$175,692	$139,606
Cash received in exchange for trade receivables sold(2)	174,600	138,829
Loss on sale of receivables(3)	1,092	777
_______________________________
(1)    Represents carrying value of trade receivables sold to BMO.
(2)    Cash proceeds received from BMO.
(3) Reflected in other expense, net in our condensed consolidated statement of operations.

As of March 31, 2024 and December 31, 2023, cash remaining to be collected on behalf of BMO was $63.0 million and $75.9 million, respectively, which has been removed from our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively and is reflected as cash provided by operating activities in the condensed consolidated statement of cash flows in each respective period. The carrying value of the sold receivables approximated the fair value at March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes thereto included in our 2023 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption entitled “Forward-Looking Statements” in this section and Part I, Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K.

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

Products

Our primary product offerings are organized under three business units as listed below. We have presented our financial results in accordance with these business units:

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

Tracheostomy

Our tracheostomy products are used in the placement of a secure airway using both surgical and percutaneous insertion techniques. Our primary Tracheostomy products are:

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

Infusion Systems

We offer a comprehensive portfolio of infusion pumps, dedicated IV sets, software and professional services to meet the wide range of infusion needs. Our primary Infusion System products are:

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

Professional Services:

In addition to the products above, our teams of clinical and technical experts work with customers to develop safe and efficient infusion systems, providing customized and personalized configuration, implementation, and data analytics services to optimize our infusion hardware and software.

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

Supply Constraints, Global Economic Conditions

We have experienced and may continute to experience significant impacts to our business as a result of global economic challenges, resulting from, among other events, the COVID-19 pandemic and the ongoing conflicts in Eastern Europe and the Middle East. These impacts, which negatively impacted our gross profit margin during 2023, included the impact of rising inflation, especially with respect to freight costs driven by higher fuel prices, increased cost and shortages of raw materials, and supply chain disruptions. While we expect the pressure on the supply chain to lessen and inflation to continue to subside during 2024, freight costs are expected to remain subject to volatility in the market. We also expect rising interest rates and foreign currency impact due to the strengthening of the U.S. dollar and Mexican peso that impacted our 2023 financial results to continue to impact our results of operations in 2024.

While we continually monitor the ongoing and evolving impact of the above events on our operations the overall impact remains uncertain and may not be fully reflected in our results of operations until future periods. The overall impact to our results of operations will depend on a number of factors, many of which are out of our control, none of which can be fully predicted at this time. See “Part I. Item 1A. Risk Factors: Heightened inflation, higher interest rates and foreign currency rate fluctuations as a result of global macroeconomic and geopolitical conditions have had and could in the future have a material adverse effect on our operations” in our 2023 Annual Report on Form 10-K for a discussion of risks and uncertainties.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three months ended March 31, 2024 and 2023, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2024	2023
Total revenues	100%	100%
Gross profit	33%	34%
Selling, general and administrative expenses	28%	27%
Research and development expenses	4%	3%
Restructuring, strategic transaction and integration expenses	3%	2%
Change in fair value of contingent earn-out	—%	—%
Total operating expenses	35%	32%
(Loss) Income from operations	(2)%	2%
Interest expense, net	(4)%	(4)%
Other expense, net	—%	—%
Loss before income taxes	(6)%	(2)%
Benefit for income taxes	—%	1%
Net loss	(6)%	(1)%

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

Consumables

    The following table summarizes our total Consumables revenue (in millions, except percentages):

	Three months ended March 31,
	2024	2023	$ Change	% Change
Consumables revenue (GAAP)	$244.1	$236.1	$8.0	3.4%
Impact of foreign currency exchange rate changes	0.3
Consumables revenue on a constant currency basis (non-GAAP)	$244.4	$236.1	$8.3	3.5%

Consumables revenue increased for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to growth in our Vascular Access and Oncology product lines.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Three months ended March 31,
	2024	2023	$ Change	% Change
Infusion Systems (GAAP)	$157.3	$161.7	$(4.4)	(2.7)%
Impact of foreign currency exchange rate changes	5.1
Infusion Systems on a constant currency basis (non-GAAP)	$162.4	$161.7	$0.7	0.4%

Infusion Systems revenue decreased for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to the impact of foreign currency exchange rate changes and lower LVP and ambulatory hardware sales, partially offset by higher sales of LVP dedicated sets and syringe pumps.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Three months ended March 31,
	2024	2023	$ Change	% Change
Vital Care (GAAP)	$165.3	$170.8	$(5.5)	(3.2)%
Impact of foreign currency exchange rate changes	0.9
Vital Care on a constant currency basis (non-GAAP)	$166.2	$170.8	$(4.6)	(2.7)%

Vital Care revenue decreased for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to lower sales of Critical Care products in certain geographies and lower Temperature Management sales. IV Solutions sales were flat compared to the same prior year period.

Gross Margins

    For the three months ended March 31, 2024 and 2023, gross margins were 32.7% and 33.8%, respectively. The decrease in gross margin for the three months ended March 31, 2024, as compared to the same period in the prior year, was primarily driven by lower manufacturing absorption from lower production volumes and the impact of foreign currency exchange rate changes, particularly the strength of the Mexican Peso. These were partially offset by lower quality remediation spend, price increases, and lower supply chain and freight costs in the three months ended March 31, 2024 compared to the same prior year period in 2023.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions, except percentages):

	Three months ended March 31,
	2024	2023	$ Change	% Change
SG&A	$157.7	$152.6	$5.1	3.3%

SG&A expenses increased for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to increases of $3.3 million in compensation costs and commissions, $2.2 million in stock based compensation and $2.2 million in dealer fees. These increases were partially offset by an decrease of $3.4 million in IT expenses. Compensation costs and commissions increased primarily due to an increase in cash incentive compensation including sales commissions. Stock based compensation increased due to (i) changes in the number of shares expected to vest for certain of our executive performance awards; (ii) later timing of certain annual awards granted in the prior year that were subject to shareholder approval of an increase to the number of issuable shares to employees under our equity plan and (iii) the stock compensation expense related to the employees of Smiths Medical included the expense of three years of grants in the current year as compared to the expense of two years of grants in the prior year. Dealer fees increased due to an increase in revenues to distributors. IT expenses decreased based on current operating needs.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Three months ended March 31,
	2024	2023	$ Change	% Change
R&D	$21.8	$19.8	$2.0	10.1%

R&D expenses increased for the three months ended March 31, 2024, as compared to the same period in the prior year. R&D expenses during both periods primarily related to headcount and employment expense in support of ongoing R&D projects. R&D expenses for both periods presented generally included compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $16.1 million and $11.0 million for the three months ended March 31, 2024 and 2023, respectively.

Restructuring charges

    Restructuring charges were $5.3 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, and were primarily related to severance costs. The restructuring charges for the three months ended March 31, 2023 is net of $0.9 million related to facility closures costs and severance costs that were reversed during the three months ended March 31, 2023. As of March 31, 2024, we expect to pay the majority of our outstanding restructuring charges during the remainder of 2024 and 2025.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $10.8 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively. The strategic transaction and integration expenses during the three months ended March 31, 2024 and 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022.

Change in Fair Value of Contingent Earn-out

For the three months ended March 31, 2024 and 2023, we recorded a loss of $0.3 million and a gain of $0.7 million, respectively, related to a change in the fair value of contingent earn-out related to the Smiths Medical acquisition. During the three months ended March 31, 2024 and 2023, the change in fair value of the Smiths Medical contingent earn-out was driven by changes in our stock price.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Interest expense	$(26,417)	$(24,266)
Interest income	2,645	1,751
Interest expense, net	$(23,772)	$(22,515)

    Interest expense, net for the three months ended March 31, 2024 and 2023 primarily included the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 16: Long-Term Debt in our accompanying condensed consolidated financial statements) and the impact of the interest rate swaps. The interest expense increased for the three months ended March 31, 2024, as compared to March 31, 2023, primarily due to increases in the applicable SOFR reference rate.

Other Expense, net

The following table presents other expense, net (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Foreign exchange (losses) gain, net	$(1,724)	$162
Gain (loss) on disposition of assets	65	$(297)
Other miscellaneous expense, net	(682)	(134)
Other expense, net	$(2,341)	$(269)

Income Taxes

    For the three months ended March 31, 2024 and 2023, income taxes were accrued at an estimated effective tax rate of (7)% and 27%, respectively.

The effective tax rate for the three months ended March 31, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, tax credits, and a valuation allowance against certain U.S. federal and state deferred tax assets. The effective tax rate during the three months ended March 31, 2024 included a tax benefit of $2.3 million related to the excess tax recognized on stock option exercises and the vesting of restricted stock during the period.
The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a valuation allowance of $10.1 million tax expense, against certain U.S. federal and state deferred tax assets during the three months ended March 31, 2024. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. On December 15, 2022, the European Union agreed to implement the OECD’s global minimum tax of 15% for multinationals that meet a global revenue threshold. A number of countries have enacted or have announced plans to enact legislation to adopt Pillar Two. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there was no material impact to our tax provision for the three months ended March 31, 2024. We do not expect the provisions currently in effect for 2024 to have a material impact on our tax provision and effective tax rate for the remainder of 2024 but will continue to assess the impact of tax legislation in the jurisdictions in which we operate.

The effective tax rate for the three months ended March 31, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, FDII and tax credits. The effective tax rate during the three months ended March 31, 2023 included a discrete tax expense of $0.7 million related to excess tax recognized on stock option exercises and the vesting of restricted stock units during the period.

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

Funds generated from operations are held in cash and cash equivalents and investment securities. During the three months ended March 31, 2024, our cash and cash equivalents and short-term investment securities decreased by $3.3 million from $254.7 million at December 31, 2023 to $251.4 million at March 31, 2024. This decrease was primarily driven by a decrease in our accrued liabilities balances, capital expenditures, principal payments on our long-term debt and the related interest payments. As of March 31, 2024, we did not have any investments. Our short-term investment portfolio historically consisted of investment-grade corporate and federal treasury bonds and is primarily intended to facilitate capital preservation.

2022 Credit Agreement and Access to Capital

As discussed in Note 16: Long-Term Debt to our accompanying condensed consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.6 billion as of March 31, 2024, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of March 31, 2024. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3/Ba3	Stable
Fitch	BB/BB+	Negative
Standard & Poor's	BB-/BB-	Negative

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with stepdowns to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 16: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of March 31, 2024.

In January 2023, we entered into a receivables purchase agreement with Bank of the West, which was subsequently acquired by BMO in February 2023. This agreement accelerates our access to capital (see Note 20: Accounts Receivable Purchase Program).

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations including the cash received from our uncommitted trade accounts receivable purchase facility and the funds received and accessible under the Senior Secured Credit Facilities will provide us with sufficient liquidity to finance our cash requirements for the next twelve months. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. "Risk Factors” in our 2023 Annual Report on Form 10-K for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

At March 31, 2024, there have been no material changes to our range of $90 million to $110 million for estimated 2024 planned capital expenditures previously disclosed in our 2023 Annual Report on Form 10-K.

Contractual Obligations

Our principal commitments at March 31, 2024 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. We assumed additional operating leases as a result of our acquisition of Smiths Medical. For more information regarding our operating lease obligations, (see Note 5: Leases to our accompanying condensed consolidated financial statements).

Long-term Debt

In January 2022, we incurred borrowings under Senior Secured Credit Facilities. The principal repayment obligations and estimated interest payments on the term loans and estimated commitment fee payments on the revolver are estimated in the table below. Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an applicable margin of 2.00% for Term Loan A and 2.50% for Term Loan B and the revolver commitment fees were estimated using the rate of 0.30%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 16: Long-Term Debt to our accompanying condensed consolidated financial statements for pricing grids related to the Senior Secured Credit Facilities). We expect to fund these obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter
Term Loan A Principal Payments	$31.9	$42.5	$63.8	$664.1	$—	$—	$—
Term Loan A Interest Payments	44.3	47.7	40.5	—	—	—	—
Term Loan B Principal Payments	6.4	8.5	8.5	8.5	8.5	792.6	—
Term Loan B Interest Payments	49.7	56.2	51.0	50.3	49.9	—	—
Revolver Commitment Fee	1.1	1.5	1.5	—	—	—	—
	$133.4	$156.4	$165.3	$722.9	$58.4	$792.6	$—

Other Future Capital Investments

At March 31, 2024, there have been no material changes to our range of $90 million to $110 million for estimated 2024 other future capital investments previously disclosed in our 2023 Annual Report on Form 10-K. This includes restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, which includes acquired field action liabilities.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the three months ended March 31, 2024 was $45.8 million. The changes in operating assets and liabilities included a $14.0 million decrease in accounts receivable, $14.2 million decrease in inventories, and a $5.3 million increase in accounts payable. Offsetting these amounts was a $5.7 million increase in prepaid expenses and other current assets, a $5.2 million increase in other assets, $16.5 million decrease in accrued liabilities, and $1.9 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts receivable was primarily due to the amount and timing of revenues. The decrease in inventory was primarily due to our focus on reducing inventory levels. The increase in accounts payable was due to the timing of payments. The increase in prepaid expenses and other current assets was primarily due to increase in deferred costs and the payment of other miscellaneous prepaid invoices. The increase in other assets was due to the purchase of spare parts. The net changes in income taxes was a result of recording the current deferred provision, the timing of payments, and valuation allowance. The decrease in accrued liabilities was primarily due to payout of annual bonuses, accrued freight charges and payments of field service corrective action.

Our net cash used in operations for the three months ended March 31, 2023 was $41.2 million. The changes in operating assets and liabilities included a $49.4 million increase in inventories, a $6.4 million increase in other assets, a $21.1 million decrease in accrued liabilities, a $27.5 million decrease in accounts payable, and $9.3 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $82.0 million decrease in accounts receivable and a $1.9 million decrease in prepaid expenses and other current assets. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts. The decrease in accrued liabilities was primarily due to the payout of annual bonuses, payment of accrued freight charges and payment of distribution fees. The decrease in accounts payable was due to the timing of payments. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with BMO (see Note 20: Accounts Receivable Purchase Program).

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2024	2023	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(15,915)	$(14,205)	$(1,710)	(1)
Proceeds from sale of assets	507	54	453
Intangible asset additions	(2,954)	(2,532)	(422)
Proceeds from sale of investment securities	500	1,500	(1,000)	(2)
Net cash used in investing activities	$(17,862)	$(15,183)	$(2,679)
_______________________________
(1) Our purchases of property, plant and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2) Proceeds from the sale of our investment securities will vary from period to period based on the maturity dates of the investments.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2024	2023	Change
Financing Cash Flows:
Principal payments on long-term debt	(12,750)	(7,375)	(5,375)	(1)
Proceeds from exercise of stock options	150	171	(21)	(2)
Payments on finance leases	(245)	(208)	(37)
Payment of contingent earn-out liability	(2,600)	—	(2,600)	(3)
Tax withholding payments related to net share settlement of equity awards	(11,400)	(8,425)	(2,975)	(4)
Net cash used in by financing activities	$(26,845)	$(15,837)	$(11,008)
_______________________________
(1)    Relates to scheduled principal payments on the Senior Secured Credit Facilities.
(2)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(3)    During the first quarter of 2024, we paid $3.4 million in cash related to the settlement of the Mediverse contingent earn-out. Of the $3.4 million, the amount recorded as the acquisition date fair value, which is considered financing cash flows, was $2.6 million (see Note 8: Fair Value Measurements).
(4)    During the three months ended March 31, 2024, our employees surrendered 110,119 shares of our common stock from vested restricted stock unit awards as consideration for approximately $11.4 million in minimum statutory withholding obligations paid on their behalf. During the three months ended March 31, 2023, our employees surrendered 52,764 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.4 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of March 31, 2024, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements).

Critical Accounting Policies

In our 2023 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies from those previously disclosed in our 2023 Annual Report on Form 10-K.

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an applicable margin of 2.00% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.50%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from March 31, 2024, the additional annual interest expense or savings related to the term loans would amount to approximately $16.4 million.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027 and we will pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026 and we will pay a fixed rate of 1.17% and will receive the greater of 3-month USD SOFR or 0.35%. In June 2023, we entered into an additional swap with a notional amount of $300.0 million with a maturity date of June 30, 2028 and we will pay a fixed rate of 3.8765% starting on June 30, 2023 and receive 3-month USD SOFR. See Note 7: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Accounts Receivable Purchase Program

Additionally, our accounts receivable purchase program with BMO bears discount rates tied to SOFR. These variable discount rates would affect the amount of factoring costs we incur, and the amount of cash we receive upon the sales of accounts receivable under this program. A 1% change in SOFR rates on the accounts receivable sales would not have a material impact on our results of operations. See Note 20: Accounts Receivables Purchase Program to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally U.S. Dollar, Euros, Mexican Pesos, Japanese Yen, Canadian Dollar, Australian Dollar, and Chinese Renminbi) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 7: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At March 31, 2024, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivative contracts by approximately $5.4 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

    Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 18. Commitments and Contingencies to the Condensed Consolidated Financial Statements, and is incorporated herein by reference.

Item 1A.Risk Factors

    In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2023 Annual Report on Form 10-K, as well as the information contained in this Quarterly Report, in each case as updated by our periodic reports and registration statements filed with the SEC. There have been no material changes to the risk factors disclosed in Part I. Item 1A of our 2023 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the first quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
01/01/2024 — 01/31/2024	—	$—	—	$100,000,000
02/01/2024 — 02/29/2024	—	$—	—	$100,000,000
03/01/2024 — 03/31/2024	—	$—	—	$100,000,000
First quarter of 2024 total	—	$—	—	$100,000,000
____________________________
(1)    Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was authorized by our Board of Directors and publicly announced in August, 2019. This plan has no expiration date. We are not obligated to make any purchases under our stock purchase program. Subject to applicable state and federal corporate and securities laws and any restrictions on share purchases under our debt agreements, purchases under a stock purchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock purchase program can be discontinued at any time we feel additional purchases are not warranted. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 16: Long-Term Obligations in our accompanying condensed consolidated financial statements).

Item 5. Other Information

(a)    None

(b)    None

(c)

The following table shows any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K, adopted, modified, or terminated by our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended March 31, 2024.

Name/Title	Action	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Vivek Jain, Chief Executive Officer	Adopted	Rule 10b5-1 trading plan	March 15, 2024	February 11, 2025	61,373	Exercise and sale of options

Other than as disclosed above, no other officer (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-34634).
3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on November 3, 2023 (File No. 001-34634).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 3020 (File No. 001-34634).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	May 7, 2024
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)