Form 10-Q
period 2024-06-30
ICU MEDICAL INC/DE
filed 2024-08-07
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2024
Common	24,425,279

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2024

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	June 30, 2024	December 31, 2023
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$302,648	$254,222
Short-term investment securities	—	501
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	302,648	254,723
Accounts receivable, net of allowance for doubtful accounts $11,772 at June 30, 2024 and $11,064 at December 31, 2023	151,765	161,566
Inventories	682,870	709,360
Prepaid income taxes	17,883	21,983
Prepaid expenses and other current assets	80,825	73,640
TOTAL CURRENT ASSETS	1,235,991	1,221,272

PROPERTY, PLANT AND EQUIPMENT, net	594,085	612,909
OPERATING LEASE RIGHT-OF-USE ASSETS	66,408	69,909
GOODWILL	1,450,935	1,472,446
INTANGIBLE ASSETS, net	805,794	870,588
DEFERRED INCOME TAXES	38,861	37,295
OTHER ASSETS	94,593	94,020
TOTAL ASSETS	$4,286,667	$4,378,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$155,515	$150,030
Accrued liabilities	299,751	268,215
Current portion of long-term debt	51,000	51,000
Income tax payable	4,141	7,714
Contingent earn-out liability	1,500	4,879
TOTAL CURRENT LIABILITIES	511,907	481,838

CONTINGENT EARN-OUT LIABILITY	3,947	3,991
LONG-TERM DEBT	1,554,822	1,577,770
OTHER LONG-TERM LIABILITIES	91,356	100,497
DEFERRED INCOME TAXES	53,794	55,873
INCOME TAX LIABILITY	33,029	35,060
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 24,430 shares at June 30, 2024 and 24,144 shares at December 31, 2023; and outstanding — 24,425 shares at June 30, 2024 and 24,141 shares at December 31, 2023	2,443	2,414
Additional paid-in capital	1,380,703	1,366,493
Treasury stock, at cost (5,128 and 2,428 shares, respectively)	(518)	(262)
Retained earnings	746,969	807,846
Accumulated other comprehensive loss	(91,785)	(53,081)
TOTAL STOCKHOLDERS' EQUITY	2,037,812	2,123,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,286,667	$4,378,439
______________________________________________________
(1) December 31, 2023 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
TOTAL REVENUES	$596,455	$549,310	$1,163,110	$1,117,959
COST OF GOODS SOLD	389,027	356,983	770,438	733,591
GROSS PROFIT	207,428	192,327	392,672	384,368
OPERATING EXPENSES:
Selling, general and administrative	159,549	150,895	317,206	303,467
Research and development	23,390	22,302	45,232	42,063
Restructuring, strategic transaction and integration	17,136	12,354	33,241	23,367
Change in fair value of contingent earn-out	(339)	4,016	(44)	3,316
TOTAL OPERATING EXPENSES	199,736	189,567	395,635	372,213
INCOME (LOSS) FROM OPERATIONS	7,692	2,760	(2,963)	12,155
INTEREST EXPENSE, NET	(23,841)	(24,121)	(47,613)	(46,636)
OTHER EXPENSE, NET	(3,384)	(1,502)	(5,725)	(1,771)
LOSS BEFORE INCOME TAXES	(19,533)	(22,863)	(56,301)	(36,252)
(PROVISION) BENEFIT FOR INCOME TAXES	(1,873)	12,929	(4,576)	16,506
NET LOSS	$(21,406)	$(9,934)	$(60,877)	$(19,746)
NET LOSS PER SHARE
Basic	$(0.88)	$(0.41)	$(2.51)	$(0.82)
Diluted	$(0.88)	$(0.41)	$(2.51)	$(0.82)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,393	24,075	24,295	24,045
Diluted	24,393	24,075	24,295	24,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
NET LOSS	$(21,406)	$(9,934)	$(60,877)	$(19,746)
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of tax of $(2,054) and $1,687 for the three months ended June 30, 2024 and 2023, respectively, and $(25) and $(57) for the six months ended June 30, 2024 and 2023, respectively.	(6,382)	5,274	(22)	(303)
Foreign currency translation adjustment, net of tax of $0 for all periods	(15,865)	7,569	(38,682)	32,552
Other adjustments, net of tax of $0 for all periods	—	(34)	—	(65)
Other comprehensive (loss) income, net of tax	(22,247)	12,809	(38,704)	32,184
COMPREHENSIVE (LOSS) INCOME	$(43,653)	$2,875	$(99,581)	$12,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2024	24,144	$2,414	$1,366,493	$(262)	$807,846	$(53,081)	$2,123,410
Issuance of restricted stock and exercise of stock options	378	27	(6,847)	6,970	—	—	150
Tax withholding payments related to net share settlement of equity awards	(110)	—	—	(11,400)	—	—	(11,400)
Stock compensation	—	—	11,598	—	—	—	11,598
Other comprehensive loss, net of tax	—	—	—	—	—	(16,457)	(16,457)
Net loss	—	—	—	—	(39,471)	—	(39,471)
Balance, March 31, 2024	24,412	$2,441	$1,371,244	$(4,692)	$768,375	$(69,538)	$2,067,830
Issuance of restricted stock and exercise of stock options	21	2	(1,537)	4,459	—	—	2,924
Tax withholding payments related to net share settlement of equity awards	(3)	—	—	(285)	—	—	(285)
Stock compensation	—	—	10,998	—	—	—	10,998
Other comprehensive loss, net of tax	—	—	(2)	—	—	(22,247)	(22,249)
Net loss	—	—	—	—	(21,406)	—	(21,406)
Balance, June 30, 2024	24,430	$2,443	$1,380,703	$(518)	$746,969	$(91,785)	$2,037,812

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2023	23,995	$2,399	$1,331,249	$(243)	$837,501	$(80,978)	$2,089,928
Issuance of restricted stock and exercise of stock options	172	12	(503)	662	—	—	171
Tax withholding payments related to net share settlement of equity awards	(53)	—	—	(8,425)	—	—	(8,425)
Stock compensation	—	—	9,158	—	—	—	9,158
Other comprehensive income, net of tax	—	—	4	—	—	19,375	19,379
Net loss	—	—	—	—	(9,812)	—	(9,812)
Balance, March 31, 2023	24,114	$2,411	$1,339,908	$(8,006)	$827,689	$(61,603)	$2,100,399
Issuance of restricted stock and exercise of stock options	2	—	(4,626)	6,688	—	—	2,062
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(293)	—	—	(293)
Stock compensation	—	—	9,773	—	—	—	9,773
Other comprehensive income, net of tax	—	—	2	—	—	12,809	12,811
Net loss	—	—	—	—	(9,934)	—	(9,934)
Balance, June 30, 2023	24,114	$2,411	$1,345,057	$(1,611)	$817,755	$(48,794)	$2,114,818

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,877)	$(19,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	110,844	113,244
Noncash lease expense	10,524	11,110
Provision for doubtful accounts	1,370	399
Provision for warranty, returns and field action	(2,458)	7,070
Stock compensation	22,596	18,931
(Gain) loss on disposal of property, plant and equipment and other assets	(78)	1,019
Debt issuance costs amortization	3,411	3,404
Change in fair value of contingent earn-out liability	(44)	3,316
Usage of spare parts	8,944	10,056
Other	4,925	2,917
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	6,715	46,796
Inventories	21,095	(76,040)
Prepaid expenses and other current assets	(12,638)	2,983
Other assets	(11,124)	(12,698)
Accounts payable	9,432	(46,864)
Accrued liabilities	20,245	(104)
Income taxes, including excess tax benefits and deferred income taxes	(5,138)	(26,022)
Net cash provided by operating activities	127,744	39,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(35,382)	(32,489)
Proceeds from sale of assets	692	1,431
Intangible asset additions	(5,364)	(4,651)
Proceeds from sale and maturities of investment securities	500	2,920
Net cash used in investing activities	(39,554)	(32,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(25,500)	(14,813)
Proceeds from exercise of stock options	3,074	2,233
Payments on finance leases	(518)	(436)
Payments of contingent earn-out liability	(2,600)	—
Tax withholding payments related to net share settlement of equity awards	(11,685)	(8,718)
Net cash used in financing activities	(37,229)	(21,734)
Effect of exchange rate changes on cash	(2,535)	1,855
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,426	(12,897)
CASH AND CASH EQUIVALENTS, beginning of period	254,222	208,784
CASH AND CASH EQUIVALENTS, end of period	$302,648	$195,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Six months ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchases of property, plant, and equipment in accounts payable	$3,868	$2,362

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

Note 3: Restructuring, Strategic Transaction and Integration

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Restructuring, strategic transaction and integration expenses were $17.1 million and $33.2 million for the three and six months ended June 30, 2024, respectively, as compared to $12.4 million and $23.4 million for the three and six months ended June 30, 2023, respectively.

Restructuring

    During the three and six months ended June 30, 2024, restructuring charges were $7.7 million and $13.0 million, respectively, as compared to $1.3 million and $4.0 million respectively, for the three and six months ended June 30, 2023 and were primarily related to severance costs for the periods. The restructuring charges for the six months ended June 30, 2023 is net of $0.9 million related to facility closures costs and severance costs that were reversed during the first fiscal quarter of 2023.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the six months ended June 30, 2024 (in thousands):

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2024	$2,811	$757	$3,568
Charges incurred	5,065	295	5,360
Payments	(2,760)	(184)	(2,944)
Other(1)	(41)	—	(41)
Currency translation	(13)	(7)	(20)
Accrued balance, March 31, 2024	$5,062	$861	$5,923
Charges incurred	7,712	—	7,712
Payments	(3,678)	—	(3,678)
Currency translation	(33)	—	(33)
Accrued balance, June 30, 2024	$9,063	$861	$9,924
__________________________
(1) Relates to prior year accrued restructuring charges for estimated severances costs that will not be utilized and were reversed during the three months ended March 31, 2024.

Strategic Transaction and Integration Expenses

    We incurred and expensed $9.4 million and $20.2 million in strategic transaction and integration expenses during the three and six months ended June 30, 2024, respectively, as compared to $11.1 million and $19.4 million in strategic transaction and integration expenses during the three and six months ended June 30, 2023, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and six months ended June 30, 2024 and 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022.

Related-party Transition Services Expenses

Smiths Group plc ("Smiths") became a related party to us when we issued 2.5 million shares of our common stock as partial consideration to Smiths for the acquisition of Smiths Medical 2020 Limited ("Smiths Medical"). Additionally, we entered into a transition services agreement ("TSA") with certain Smiths legal entities. The TSA included certain information technology, human resource and tax support services for an initial term of twelve months with the option to extend up to 24 months. During the three and six months ended June 30, 2023, we expensed $3.9 million and $7.9 million, respectively, for services provided by Smiths under the TSA. Since December 31, 2023, there were no services being provided under the TSA and we had no remaining related-party open payables as of December 31, 2023.

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

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product line	2024	2023	2024	2023
Consumables	$261,816	236,976	505,855	473,098
Infusion Systems	163,638	153,142	320,976	314,855
Vital Care	171,001	159,192	336,279	330,006
Total Revenues	$596,455	$549,310	$1,163,110	$1,117,959

For the three and six months ended June 30, 2024 and 2023, net sales to Medline made up approximately 17% and 15% of total revenues, respectively.

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended June 30,		Six months ended June 30,
Geography	2024	2023	2024	2023
United States	$383,140	$347,866	$749,295	$707,053
Europe, the Middle East and Africa	95,310	89,994	193,699	188,980
APAC	61,224	60,031	113,077	118,655
Other Foreign	56,781	51,419	107,039	103,271
Total Revenues	$596,455	$549,310	$1,163,110	$1,117,959

Contract Balances

    The following table presents the changes in our contract balances for the six months ended June 30, 2024 and 2023 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
Beginning balance, January 1, 2024	$(42,177)
Equipment revenue recognized	16,951
Equipment revenue deferred due to implementation	(20,593)
Software revenue recognized	10,232
Software revenue deferred due to implementation	(10,427)
Government grant income recognized(1)	1,029
Government grant income deferred	—
Other deferred revenue	(423)
Other deferred revenue recognized	1,602
Ending balance, June 30, 2024	$(43,806)

Beginning balance, January 1, 2023	$(45,866)
Equipment revenue recognized	16,793
Equipment revenue deferred due to implementation	(16,625)
Software revenue recognized	9,041
Software revenue deferred due to implementation	(8,875)
Government grant income deferred	(944)
Government grant income recognized(1)	647
Other deferred revenue	(688)
Other deferred revenue recognized	3,514
Ending balance, June 30, 2023	$(43,003)
____________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of June 30, 2024, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in thousands)	< 12 Months	> 12 Months
Equipment deferred revenue	$(21,226)	$(937)
Software deferred revenue	(9,783)	(489)
Government grant deferred income(1)	(2,065)	(8,384)
Other deferred revenue(2)	(717)	(205)
Total	$(33,791)	$(10,015)
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

    Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Most of our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term based on the information available at commencement date. Our lease ROU assets exclude lease incentives and initial direct costs incurred. Our lease terms include options to extend when it is reasonably certain that we will exercise that option. All of our leases have stated lease payments, which may include fixed rental increases. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

    Our leases are for corporate, research and development and sales and support offices, manufacturing and distribution facilities, device service centers and certain equipment. Our leases have original lease terms of one year to fifteen years, some of which include options to extend the leases for up to an additional five years. For all of our leases, we do not include optional periods of extension in our current lease terms because we determined the exercise of options to extend is not reasonably certain.

The following table presents the components of our lease cost (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$5,638	$6,043	$11,452	$12,193
Finance lease cost — interest	47	31	80	60
Finance lease cost — reduction of ROU asset	301	254	555	479
Short-term lease cost	—	13	—	26
Total lease cost	$5,986	$6,341	$12,087	$12,758

Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,730	$12,336
Operating cash flows from finance leases	$80	$60

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,650	$10,153
Finance leases	$1,202	$804

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	June 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$66,408	$69,909

Accrued liabilities	$17,915	$20,161
Other long-term liabilities	52,179	52,972
Total operating lease liabilities	$70,094	$73,133

Weighted-Average Remaining Lease Term
Operating leases	5.6 years	5.6 years

Weighted-Average Discount Rate
Operating leases	4.64%	4.31%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	June 30, 2024	December 31, 2023
Finance leases
Finance lease right-of-use assets	$3,273	$2,707

Accrued liabilities	$998	$860
Other long-term liabilities	2,397	1,954
Total finance lease liabilities	$3,395	$2,814

Weighted-Average Remaining Lease Term
Finance leases	4.0 years	4.1 years

Weighted-Average Discount Rate
Finance leases	5.50%	4.93%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2024, the maturities of our operating and finance lease liabilities for each of the next five years and thereafter are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$11,439	$530
2025	18,076	1,086
2026	15,747	965
2027	11,226	627
2028	6,571	305
2029	6,793	194
Thereafter	9,196	48
Total Lease Payments	79,048	3,755
Less imputed interest	(8,954)	(360)
Total	$70,094	$3,395

Note 6:    Net Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. A net loss for the three and six months ended June 30, 2024 and 2023, causes all of the potentially dilutive common shares to be antidilutive, and accordingly, they were not included in the computation of diluted earnings per share and basic and diluted net loss per share are equal for each of these periods.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(21,406)	$(9,934)	$(60,877)	$(19,746)

Weighted-average number of common shares outstanding (basic)	24,393	24,075	24,295	24,045
Dilutive securities(1)	—	—	—	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,393	24,075	24,295	24,045
EPS — basic	$(0.88)	$(0.41)	$(2.51)	$(0.82)
EPS — diluted	$(0.88)	$(0.41)	$(2.51)	$(0.82)

Total anti-dilutive stock options and restricted stock awards	216	162	202	72
_______________________________
(1)    Due to the net loss for the three and six months ended June 30, 2024 and 2023, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

Note 7:    Derivatives and Hedging Activities

Hedge Accounting and Hedging Program

     The purposes of our cash flow hedging programs are to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit, and to manage

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Czech Koruna ("CZK"), Japanese Yen ("JPY"), Swedish Krona ("SEK"), Danish Krone ("DKK"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately thirteen months. The total notional amount of these outstanding derivative contracts as of June 30, 2024 was $100.9 million, which included the notional equivalent of $20.6 million in Euros, $9.3 million in JPY, $4.9 million in CNH, $12.7 million in CAD, $10.0 million in AUD, $33.9 million in USD and $9.5 million in other foreign currencies, with terms currently through November 2025.

Floating Interest Rate Risk

In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 16: Long-Term Debt). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and will receive the greater of 3-months USD Secured Overnight Financing Rate ("SOFR") or (0.15)%. The total notional amount of this outstanding derivative as of June 30, 2024 was approximately $228.9 million. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We pay a fixed rate of 1.17% and will receive the greater of 3-months USD SOFR or 0.35%. The total notional amount of this outstanding derivative as of June 30, 2024 was approximately $328.1 million.

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

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of June 30, 2024
Prepaid expenses and other current assets	$3,623	$21,006	$24,629
Other assets	99	9,584	9,683
Total assets	$3,722	$30,590	$34,312

Accrued liabilities	$1,473	$—	$1,473
Other long-term liabilities	314	—	314
Total liabilities	$1,787	$—	$1,787

As of December 31, 2023
Prepaid expenses and other current assets	$6,785	$23,065	$29,850
Other assets	673	4,876	5,549
Total assets	$7,458	$27,941	$35,399

Accrued liabilities	$2,590	$—	$2,590
Other long-term liabilities	240	—	240
Total liabilities	$2,830	$—	$2,830

We recognized the following (loss) gains on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net loss (in thousands):

	Gain (Losses) Recognized in Other Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$(3,965)	$6,051	$975	$8,503
Interest rate swaps	4,512	11,324	17,905	8,740
Total derivatives designated as cash flow hedging instruments	$547	$17,375	$18,880	$17,243

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) Reclassified From Accumulated Other Comprehensive (Loss) Income into Net Loss
			Three months ended June 30,		Six months ended June 30,
	Location of Gains (Losses) Recognized in Net Loss		2024	2023	2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues		$633	$473	$1,333	$(1,448)
Foreign exchange forward contracts	Cost of goods sold		1,059	2,316	2,339	3,816
Foreign exchange forward contracts	Other expense, net	(1)	—	—	—	229
Foreign exchange forward contracts	Interest expense	(2)	—	—	—	13
Interest rate swaps	Interest expense		7,291	7,625	15,255	14,993
Total derivatives designated as cash flow hedging instruments			$8,983	$10,414	$18,927	$17,603
_______________________________
(1)    Represents location of gain reclassified from accumulated other comprehensive loss into other expense, net as a result of ineffectiveness.
(2)    Represents location of gain reclassified from accumulated other comprehensive loss into interest expense as a result of forecasted transactions no longer probable of occurring.

As of June 30, 2024, we expect an estimated $2.1 million in deferred gains on the outstanding foreign exchange contracts and an estimated $21.9 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent Earn-out Liabilities

In 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition included a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price (the "Price Targets") from the closing date to either the third or fourth anniversary of closing and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we remeasure the earn-out liability and recognize any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods is significantly greater than initially anticipated, the realization of an additional liability and related expense will have a significant impact on our consolidated financial statements in the period recognized. As of December 31, 2023, the estimated fair value of the contingent earn-out was $4.0 million. As of June 30, 2024, the estimated fair value of the contingent earn-out was $3.9 million. During July 2024, Smiths sold 1.2 million common shares of ICU Medical,

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inc. It was issued as partial consideration for the 2022 acquisition of Smiths Medical. The sale of shares when combined with other sales in prior periods renders Smiths unable to achieve the contingent consideration based on certain price targets during the third and fourth anniversary of closing as Smiths no longer meets the required minimum beneficial ownership percentage. Accordingly, the third quarter 2024 valuation of the contingent earn-out will reduce the contingent earn-out's fair market value to zero.

In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ended December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent upon obtaining certain product-related regulatory certifications. As of December 31, 2022, the measurement period related to the contingent earn-out based on certain revenue targets ended and based on the actual revenue achieved during the measurement period the fair value of the contingent earn-out was determined to be zero as the minimum threshold for earning the earn-out was not met. As of June 30, 2024, the estimated fair value of the contingent consideration related to certain product-related regulatory certifications was estimated to be $1.5 million.

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that ends September 2024. The terms of the agreement included a contingent earn-out payment. The contingent earn-out payment could not exceed $6.0 million and was to be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of December 31, 2023, the fair value of the contingent earn-out was determined to be $3.4 million and was paid out during the three months ended March 31, 2024.

    Our contingent earn-out liabilities are separately stated on our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2024	$5,491
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	295
Accrued balance, March 31, 2024	5,786
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(339)
Accrued balance, June 30, 2024	$5,447

Earn-out Liability
Accrued balance, January 1, 2023	$25,572
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(700)
Currency translation	33
Accrued balance, March 31, 2023	24,905
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	4,016
Other	11
Currency translation	1
Accrued balance, June 30, 2023	$28,933
_______________________________
(1) Relates to the change in fair value of our Smiths Medical earn-out.

The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical:

Smiths Medical Earn-out Liability

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Simulation Input	As of June 30, 2024	As of December 31, 2023
Volatility	45.00%	47.00%
Risk-Free Rate	4.83%	4.18%

Investments, Foreign Exchange Contracts and Interest Rate Contracts

    As of June 30, 2024, we do not have any investment securities. Our investments historically consisted of corporate, government bonds and U.S. treasury securities. The fair value of our corporate and government bonds were estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs. The fair value of our U.S. treasury securities were based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy.

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements as of June 30, 2024
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$3,623	$—	$3,623	$—
Other assets	99	—	99	—
Interest rate contracts:
Prepaid expenses and other current assets	21,006	—	21,006	—
Other assets	9,584	—	9,584	—
Total Assets	$34,312	$—	$34,312	$—

Liabilities:
Contingent earn-out liability - ST	$1,500	$—	$—	$1,500
Contingent earn-out liability - LT	3,947	—	—	$3,947
Foreign exchange contracts:
Accrued liabilities	1,473	—	1,473	—
Other long-term liabilities	314	—	314	—
Total Liabilities	$7,234	$—	$1,787	$5,447

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2023
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$501	$—	$501	$—

Foreign exchange forwards:
Prepaid expenses and other current assets	6,785	—	6,785	—
Other assets	673	—	673	—
Interest rate contracts:
Prepaid expenses and other current assets	23,065	—	23,065	—
Other assets	4,876	—	4,876	—

Total Assets	$35,900	$—	$35,900	$—

Liabilities:
Contingent earn-out liability - ST	$4,879	$—	$3,379	$1,500
Contingent earn-out liability - LT	3,991	—	—	3,991
Foreign exchange contracts:
Accrued liabilities	2,590	—	2,590	—
Other long-term liabilities	240	—	240	—
Total Liabilities	$11,700	$—	$6,209	$5,491

Note 9: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities historically consisted of corporate bonds, government bonds and U.S. treasury securities and were considered “investment grade” and were carried at fair value.

As of June 30, 2024, we did not have any investment securities. As of December 31, 2023, the amortized cost, unrealized holding gains (losses) and fair value of our available-for-sale investment securities were as follows (in thousands):

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our condensed consolidated balance sheets (see Note 10: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the three and six months ended June 30, 2024 and 2023. We did not receive any dividend distributions from this investment during the three and six months ended June 30, 2024 and 2023.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Equity method investment	$3,091	$3,120

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Other prepaid expenses and receivables	$26,565	$17,833
Prepaid vendor expenses	1,220	1,309
Deferred costs	4,995	1,668
Prepaid insurance and property taxes	7,606	9,547
VAT/GST receivable	3,173	2,748
Deferred tax charge	6,622	5,822
Foreign exchange contracts	3,623	6,785
Interest rate contracts	21,006	23,065
Deposits	1,227	1,196
Other	4,788	3,667
	$80,825	$73,640

Other assets consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Pump lease receivables	$25,599	$30,627
Spare parts	48,792	46,496
Equity method investment	3,091	3,120
Deferred debt issuance costs	2,578	3,439
Finance lease right-of-use assets	3,273	2,707
Interest rate contracts	9,584	4,876
Other	1,676	2,755
	$94,593	$94,020

Note 11: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Raw materials	$285,347	$296,037
Work in process	82,882	58,906
Finished goods	314,641	354,417
Total inventories	$682,870	$709,360

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Machinery and equipment	$495,081	$483,382
Land, building and building improvements	285,661	278,251
Molds	91,273	89,573
Computer equipment and software	125,020	122,038
Furniture and fixtures	30,601	30,662
Instruments placed with customers(1)	118,165	115,672
Construction in progress	112,126	117,219
Total property, plant and equipment, cost	1,257,927	1,236,797
Accumulated depreciation	(663,842)	(623,888)
Property, plant and equipment, net	$594,085	$612,909
______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $22.3 million and $44.7 million for the three and six months ended June 30, 2024, respectively, and $24.4 million and $47.8 million for the three and six months ended June 30, 2023, respectively.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2024	$1,472,446
Currency translation	(21,511)
Balance as of June 30, 2024	$1,450,935

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-line basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	June 30, 2024
		Cost	Accumulated Amortization	Net
Patents	10	$34,840	$21,747	$13,093
Customer contracts	12	9,835	6,849	2,986
Non-contractual customer relationships	8	550,145	203,725	346,420
Trademarks	1	5,425	5,425	—
Trade name	15	18,248	7,762	10,486
Developed technology	10	587,153	197,000	390,153
Non-compete	3	9,100	8,550	550
Total amortized intangible assets		$1,214,746	$451,058	$763,688

Internally developed software(1)		$42,106		$42,106

Total intangible assets		$1,256,852	$451,058	$805,794
______________________________
(1) Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2023
		Cost	Accumulated Amortization	Net
Patents	10	$33,261	$20,637	$12,624
Customer contracts	12	10,018	6,755	3,263
Non-contractual customer relationships	8	554,982	171,279	383,703
Trademarks	1	5,425	5,425	—
Trade name	15	18,251	7,162	11,089
Developed technology	10	587,852	167,913	419,939
Non-compete	3	9,100	7,450	1,650
Total amortized intangible assets		$1,218,889	$386,621	$832,268

Internally developed software(1)		$38,320		$38,320

Total intangible assets		$1,257,209	$386,621	$870,588
______________________________
(1) Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $33.1 million and $66.2 million during the three and six months ended June 30, 2024, respectively, and $33.1 million and $65.4 million during the three and six months ended June 30, 2023, respectively.

As of June 30, 2024 estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2024	$65,794
2025	124,722
2026	123,940
2027	113,862
2028	113,264
2029	110,181
Thereafter	111,925
Total	$763,688

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Salaries and benefits	$69,914	$52,250
Incentive compensation	42,037	37,992
Operating lease liability-ST	17,915	20,161
Accrued sales taxes	5,545	6,748
Restructuring accrual	9,924	3,568
Deferred revenue	33,791	31,640
Accrued other taxes	5,390	3,024
Accrued professional fees	3,418	2,803
Italy medical device payback provision	23,613	23,176
Legal accrual	1,704	1,874
Distribution fees	16,522	13,049
Warranties and returns	3,600	3,682
Field service corrective action(1)	32,411	30,281
Accrued freight	15,764	17,215
Foreign exchange contracts	1,473	2,590
Accrued audit fees	4,626	5,492
Defined benefit plan	2,735	2,575
Accrued interest	1,409	1,431
Other	7,960	8,664
	$299,751	$268,215
___________________________
(1)     Primarily includes field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 18: Commitments and Contingencies for further detail.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Operating lease liability-LT	$52,179	$52,972
Benefits	3,932	4,207
Accrued rent	732	841
Finance lease liability-LT	2,397	1,954
Deferred revenue	10,015	10,585
Field service corrective action(1)	18,118	26,056
Other	3,983	3,882
	$91,356	$100,497
______________________________
(1)    Primarily related to field service corrective actions associated with certain products in connection with a 2021 Warning Letter received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility, see Note 18: Commitments and Contingencies for further detail.

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of (10)% and (8)% for the three and six months ended June 30, 2024, respectively, as compared to 57% and 46% for the three and six months ended June 30, 2023, respectively.

    The effective tax rate for the three and six months ended June 30, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, tax credits, and a valuation allowance against certain U.S. federal and state deferred tax assets and the following discrete items recognized during the interim period:

•Excess tax benefit recognized on stock option exercises and the vesting of restricted stock units during the three and six months ended June 30, 2024 of $0.7 million and $3.0 million, respectively.
•Unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and six months ended June 30, 2024 of $3.9 million and $4.0 million, respectively.

    The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a valuation allowance of $10.4 million and $20.5 million tax expense against certain U.S. federal and state deferred tax assets during the three and six months ended June 30, 2024, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. On December 15, 2022, the European Union agreed to implement the OECD’s global minimum tax of 15% for multinationals that meet a global revenue threshold. A number of countries have enacted or have announced plans to enact legislation to adopt Pillar Two. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there was no material impact to our tax provision for the three and six months ended June 30, 2024. We do not expect the provisions currently in effect for 2024 to have a material impact on our tax provision and effective tax rate for the remainder of 2024 but will continue to assess the impact of tax legislation in the jurisdictions in which we operate.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The effective tax rate for the three and six months ended June 30, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income ("FDII"), tax credits, and the following discrete items recognized during the interim period:

•Excess tax benefit recognized on stock option exercises and the vesting of restricted stock units during the three and six months ended June 30, 2023 of $0.9 million and $0.2 million, respectively.
•Unrecognized tax benefits released as a result of the expiration of the statue of limitations during the three and six months ended June 30, 2023 of $6.0 million and $6.0 million, respectively.
•Revaluation of the contingent consideration during the three and six months ended June 30, 2023 which resulted in a tax expense of $0.0 million for both periods.

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

For the six months ended June 30, 2024 and 2023, total principal payments on the Term Loans were $25.5 million and $14.8 million, respectively.

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

We were in compliance with all financial covenants as of June 30, 2024.

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

The carrying values of our long-term debt consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Effective Interest Rate	As of June 30, 2024	Effective Interest Rate	As of December 31, 2023

Senior Secured Credit Facilities:
Term Loan A — principal	8.22%	$791,563	7.67%	$812,813
Term Loan B — principal	8.57%	830,875	8.00%	835,125
Revolving Credit Facility — principal	—%		—%	—
Less unamortized debt issuance costs(1)		(16,616)		(19,168)
Total carrying value of long-term debt		1,605,822		1,628,770
Less current portion of long-term debt		51,000		51,000
Long-term debt, net		$1,554,822		$1,577,770
_______________________________
(1)    Comprised of $7.7 million and $8.9 million relating to the Term Loan A and the Term Loan B, respectively, as of June 30, 2024.

As of June 30, 2024, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2024	$25,500
2025	51,000
2026	72,250
2027	672,563
2028	8,500
2029	792,625
Thereafter	—
Total	$1,622,438

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contractual interest	$31,851	$30,836	$64,126	$60,099
Amortization of debt issuance costs	1,704	1,703	3,411	3,404
Commitment fee — Revolving Credit Facility	379	383	758	751
Total long-term debt-related interest expense	$33,934	$32,922	68,295	64,254

We currently hedge against the contractual interest expense on our long-term debt (see Note 7: Derivatives and Hedging Activities).

Note 17: Stockholders' Equity

Shareholders Agreement

At the completion of the Smiths Medical acquisition in 2022, Smiths owned approximately 10.5% of the total outstanding shares of our common stock (see Note 3: Restructuring, Strategic Transaction and Integration). At closing, in connection with the issuance of the share consideration, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Smiths. The Shareholders Agreement permits Smiths to designate one individual for election to our Board of

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Directors (the "Board") so long as Smiths beneficially owns at least 5.0% of the total outstanding shares of our common stock. On February 28, 2024, Smiths designated board member, Mr. William Seeger, notified us of his resignation from our Board in anticipation of his retirement from the Board of Directors of Smiths. See our Current Report on Form 8-K filed on February 29, 2024 for additional information. As of June 30, 2024, Smiths retained the right to designate a board member based on their ownership level as of that date. However, during July 2024, Smiths sold a portion of their outstanding shares of our common stock which left Smiths with an ownership percentage under the required 5.0% needed for the right to designate a board member.

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three and six months ended June 30, 2024, we did not purchase any shares of our common stock under our share purchase plan. As of June 30, 2024, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 16: Long-Term Debt).

    For the six months ended June 30, 2024, we withheld 112,876 shares of our common stock from employee vested restricted stock units in consideration for $11.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the six months ended June 30, 2023, we withheld 54,371 shares of our common stock from employee vested restricted stock units in consideration for $8.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2024	$(76,784)	$21,884	$1,819	$(53,081)
Other comprehensive (loss) income before reclassifications	(22,817)	13,908	—	(8,909)
Amounts reclassified from AOCI	—	(7,548)	—	(7,548)
Other comprehensive (loss) income	(22,817)	6,360	—	(16,457)
Balance as of March 31, 2024	$(99,601)	$28,244	$1,819	$(69,538)
Other comprehensive (loss) income before reclassifications	(15,865)	436	—	(15,429)
Amounts reclassified from AOCI	—	(6,818)	—	(6,818)
Other comprehensive loss	(15,865)	(6,382)	—	(22,247)
Balance as of June 30, 2024	$(115,466)	$21,862	$1,819	$(91,785)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2023	$(122,973)	$40,779	$1,216	$(80,978)
Other comprehensive income (loss) before reclassifications	24,983	(113)	(31)	24,839
Amounts reclassified from AOCI	—	(5,464)	—	(5,464)
Other comprehensive income (loss)	24,983	(5,577)	(31)	19,375
Balance as of March 31, 2023	$(97,990)	$35,202	$1,185	$(61,603)
Other comprehensive income (loss) before reclassifications	7,569	13,175	(34)	20,710
Amounts reclassified from AOCI	—	(7,901)	—	(7,901)
Other comprehensive income (loss)	7,569	5,274	(34)	12,809
Balance as of June 30, 2023	$(90,421)	$40,476	$1,151	$(48,794)

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

Contingencies

In January 2022, we acquired Smiths Medical. Total consideration for the acquisition included a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving the Price Targets from the closing date to either the third or fourth anniversary of closing and provided Smiths beneficially owned at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. As of June 30, 2024, the estimated fair value of the contingent earn-out was $3.9 million (see Note 8: Fair Value Measurements). During July 2024, Smiths sold 1.2 million common shares of ICU Medical, Inc. It was issued as partial consideration for the 2022 acquisition of Smiths Medical. The sale of shares when combined with other sales in prior periods renders Smiths unable to achieve the contingent consideration based on certain price targets during the third and fourth anniversary of closing as Smiths no longer meets the required minimum beneficial ownership percentage. Accordingly, the third quarter 2024 valuation of the contingent earn-out will reduce the contingent earn-out's fair market value to zero.

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the three and six months ended June 30, 2024, we recorded a net reversal to the provision of $6.8 million and $6.6 million, respectively, to

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of June 30, 2024, approximately $43.4 million of the $50.5 million of accrued field service corrective action recorded was related to Smiths Medical.

In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ended December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent upon obtaining certain product-related regulatory certifications. As of December 31, 2022, the measurement period related to (i) above ended and based on the actual revenue achieved during the measurement period we determined that the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met. As of June 30, 2024, the estimated fair value of the contingent earn-out related to certain product-related regulatory certification was estimated to be $1.5 million (see Note 8: Fair Value Measurements).

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20: Accounts Receivable Purchase Program

On January 19, 2023, we entered into a revolving $150 million uncommitted receivables purchase agreement with Bank of The West, which was subsequently acquired by BMO in February 2023. This agreement provided for a less expensive form of capital. The discount rate applied to the sold receivables equals a rate per annum equal to the sum of (i) an applicable margin, plus (ii) Term SOFR for a period equal to the discount period which is calculated with respect to the payment terms of the specific receivable. The accounts receivable sold have payment terms ranging between 30 and 60 days, and are related to customer accounts with good credit history. The transfer of the purchased accounts receivable under the agreement is intended to be an absolute and irrevocable transfer constituting a true sale as the transferred receivables have been isolated beyond the reach of the Company and our creditors, even in bankruptcy or other receivership. We do not retain effective control over the sold receivables and BMO has the right upon purchase to pledge and/or exchange the transferred assets without restrictions. The Company acts as collection agent for BMO and collection services are undertaken by our accounts receivable personnel in their normal course of business and collected funds are remitted to BMO. We do not have any continuing involvement with the sold receivables other than the collection services which does not provide us with more than a trivial benefit. The discount rate has been negotiated net of consideration for the collection services, the cost of collection is immaterial to the Company; therefore, we did not separately record any related servicing assets or liabilities related to the sold receivables.

The following table presents information in connection with the purchase program (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Trade receivables sold(1)	$172,755	$150,665	$348,447	$290,271
Cash received in exchange for trade receivables sold(2)	171,682	149,758	346,282	288,586
Loss on sale of receivables(3)	1,073	907	2,165	1,684
_______________________________
(1)    Represents carrying value of trade receivables sold to BMO.
(2)    Cash proceeds received from BMO.
(3) Reflected in other expense, net in our condensed consolidated statement of operations.

As of June 30, 2024 and December 31, 2023, cash remaining to be collected on behalf of BMO was $53.1 million and $75.9 million, respectively, which has been removed from our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively and is reflected as cash provided by operating activities in the condensed consolidated statement of cash flows in each respective period. The carrying value of the sold receivables approximated the fair value at June 30, 2024.

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

Supply Constraints, Global Economic Conditions

We have experienced and may continue to experience significant impacts to our business as a result of global economic challenges, resulting from, among other events, health pandemics and geopolitical conflicts. These impacts, which negatively impacted our gross profit margin during 2023, included the impact of rising inflation, especially with respect to freight costs driven by higher fuel prices, increased cost and shortages of raw materials, and supply chain disruptions. While we expect the pressure on the supply chain to lessen and inflation to continue to subside during 2024, freight costs are expected to remain subject to volatility in the market. We also expect higher interest rates and the foreign currency impact due to the strengthening of the U.S. dollar and Mexican peso that impacted our 2023 financial results to continue to impact our results of operations in 2024.

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

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and six months ended June 30, 2024 and 2023, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total revenues	100%	100%	100%	100%
Gross profit	35%	35%	34%	34%
Selling, general and administrative expenses	27%	27%	27%	27%
Research and development expenses	4%	4%	4%	4%
Restructuring, strategic transaction and integration expenses	3%	2%	3%	2%
Change in fair value of contingent earn-out	—%	1%	—%	—%
Total operating expenses	34%	34%	34%	33%
Income from operations	1%	1%	—%	1%
Interest expense, net	(4)%	(4)%	(4)%	(4)%
Other expense, net	(1)%	—%	—%	—%
Loss before income taxes	(4)%	(3)%	(4)%	(3)%
Benefit for income taxes	—%	2%	—%	1%
Net loss	(4)%	(1)%	(4)%	(2)%

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

Consumables

    The following table summarizes our total Consumables revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Consumables revenue (GAAP)	$261.8	$237.0	$24.8	10.5%	$505.9	$473.1	$32.8	6.9%
Impact of foreign currency exchange rate changes	1.8				2.0
Consumables revenue on a constant currency basis (non-GAAP)	$263.6	$237.0	$26.6	11.2%	$507.9	$473.1	$34.8	7.4%

Consumables revenue increased for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to growth in our Infusion Consumables, Vascular Access and Oncology product lines.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Infusion Systems (GAAP)	$163.7	$153.2	$10.5	6.9%	$321.0	$314.9	$6.1	1.9%
Impact of foreign currency exchange rate changes	6.0				11.1
Infusion Systems on a constant currency basis (non-GAAP)	$169.7	$153.2	$16.5	10.8%	$332.1	$314.9	$17.2	5.5%

Infusion Systems revenue increased for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to the impact of foreign currency exchange rate changes and sales of ambulatory hardware and dedicated sets.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Vital Care (GAAP)	$171.0	$159.2	$11.8	7.4%	$336.3	$330.0	$6.3	1.9%
Impact of foreign currency exchange rate changes	1.5				2.4
Vital Care on a constant currency basis (non-GAAP)	$172.5	$159.2	$13.3	8.4%	$338.7	$330.0	$8.7	2.6%

Vital Care revenue increased for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to higher sales of IV Solutions and Pain Management products.

Gross Margins

    For the three and six months ended June 30, 2024, gross margins were 34.8% and 33.8%, respectively, as compared to 35.0% and 34.4% for the three and six months ended June 30, 2023, respectively. The decreases in gross margin for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, was primarily driven by lower manufacturing absorption from lower production volumes and the impact of foreign currency exchange rate changes, particularly the strength of the Mexican Peso. These were partially offset by lower quality remediation spend, price increases, and lower supply chain and freight costs in the three and six months ended June 30, 2024 compared to the same prior year period in 2023.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
SG&A	$159.5	$150.9	$8.6	5.7%	$317.2	$303.5	$13.7	4.5%

SG&A expenses increased for the three months ended June 30, 2024, as compared to the same period in the prior year, primarily due to increases of $6.2 million in compensation costs and $2.4 million in sales commissions. Compensation costs and commissions increased primarily due to an increase in accrued cash incentive compensation and sales commissions.

SG&A expenses increased for the six months ended June 30, 2024, as compared to the same period in the prior year primarily due to increase of $8.7 million in compensation costs, $3.6 million in dealer fees, and $3.5 million in stock-based compensation. Partially offsetting these increases was a $2.8 million decrease in IT expenses. Compensation costs and commissions increased primarily due to an increase in accrued cash incentive compensation and sales commissions increased due to higher revenues. Dealer fees increased due to an increase in revenues to distributors. Stock based compensation increased due to (i) changes in the number of shares expected to vest for certain of our executive performance awards; (ii) later timing of certain annual awards granted in the prior year that were subject to shareholder approval; and (iii) the stock compensation expense related to the employees of Smiths Medical included the expense of three years of grants in the current year as compared to the expense of two years of grants in the prior year. IT expenses decreased based on current operating needs.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
R&D	$23.4	$22.3	$1.1	4.9%	$45.2	$42.1	$3.1	7.4%

R&D expenses increased for the three and six months ended June 30, 2024, as compared to the same periods in the prior year. R&D expenses during both periods primarily related to headcount and employment expense in support of ongoing R&D projects. R&D expenses for both periods presented generally included compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $17.1 million and $33.2 million for the three and six months ended June 30, 2024, respectively, as compared to $12.4 million and $23.4 million for the three and six months ended June 30, 2023, respectively.

Restructuring charges

    Restructuring charges were $7.7 million and $13.0 million for the three and six months ended June 30, 2024, respectively, as compared to $1.3 million and $4.0 million for the three and six months ended June 30, 2023, respectively, and were primarily related to severance costs for all periods. The restructuring charges for the six months ended June 30, 2023 is net of $0.9 million related to facility closures costs and severance costs that were reversed during the first fiscal quarter of 2023. As of June 30, 2024, we expect to pay the majority of our outstanding restructuring charges during the remainder of 2024 and 2025.

Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $9.4 million and $20.2 million for the three and six months ended June 30, 2024, respectively, as compared to $11.1 million and $19.4 million for the three and six months ended June 30, 2023, respectively. The strategic transaction and integration expenses during the three and six months ended June 30, 2024 and 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022.

Change in Fair Value of Contingent Earn-out

For the three months ended June 30, 2024, we recorded a gain of $0.3 million related to a change in the fair value of contingent earn-out related to the Smiths Medical acquisition. The change in the fair value of the contingent earn-out during the six months ended June 30, 2024 was essentially flat. For the three and six months ended June 30, 2023, there was a loss of $4.0 million and $3.3 million, respectively, primarily related to the change in fair value of contingent earn-out related to the Smiths Medical acquisition and the earn-out related to an agreement with one of our international distributors.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense	$(26,648)	$(25,833)	$(53,066)	$(50,099)
Interest income	2,807	1,712	5,453	3,463
Interest expense, net	$(23,841)	$(24,121)	$(47,613)	$(46,636)

    Interest expense, net for the three and six months ended June 30, 2024 and 2023 primarily included the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 16: Long-Term Debt in our accompanying condensed consolidated financial statements), the impact of the interest rate swaps, and interest income. The interest expense component increased for the three and six months ended June 30, 2024, as compared to the respective prior year periods, primarily due to increases in the applicable SOFR reference rate.

Other Expense, net

The following table presents other expense, net (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Foreign exchange (losses) gain, net	$(2,419)	$(501)	(4,143)	(339)
Gain (loss) on disposition of assets	12	$(229)	77	(526)
Other miscellaneous expense, net	(977)	(772)	(1,659)	(906)
Other expense, net	$(3,384)	$(1,502)	$(5,725)	$(1,771)

For the three and six months ended, June 30, 2024 and 2023, the foreign exchange losses were primarily related to the strengthening of the U.S. dollar relative to foreign currencies, including the Mexican peso and Argentine peso.

Income Taxes

    For the three and six months ended June 30, 2024, income taxes were accrued at an estimated effective tax rate of (10)% and (8)%, respectively, as compared to 57% and 46% for the three and six months ended June 30, 2023, respectively.

The effective tax rate for the three and six months ended June 30, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, tax credits, and a valuation allowance against certain U.S. federal and state deferred tax assets. The effective tax rate during the three and six months ended June 30, 2024 included a tax benefit of $0.7 million and $3.0 million, respectively, related to the excess tax recognized on stock option exercises and the vesting of restricted stock during the period. Additionally, there were unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and six months ended June 30, 2024 of $3.9 million and $4.0 million, respectively.
The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a valuation allowance of $10.4 million and $20.5 million tax expense, against certain U.S. federal and state deferred tax assets during the three and six months ended June 30, 2024, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. On December 15, 2022, the European Union agreed to implement the OECD’s global minimum tax of 15% for multinationals that meet a global revenue threshold. A number of countries have enacted or have announced plans to enact legislation to adopt Pillar Two. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there was no material impact to our tax provision for the three and six months ended June 30, 2024. We do not expect the provisions currently in effect for 2024 to have a material impact on our tax provision and effective tax rate for the remainder of 2024 but will continue to assess the impact of tax legislation in the jurisdictions in which we operate.

The effective tax rate for the three and six months ended June 30, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income (“FDII”) and tax credits. The effective tax rate during the three and six months ended June 30, 2023 included a tax benefit of $0.9 million and $0.2 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock during the period. The effective tax rate during the three and six months ended June 30, 2023 also included a tax benefit of $6.0 million primarily related to unrecognized tax benefits released as a result of the expiration of the statute of limitations. Additionally, the effective tax rate for the three and six months ended June 30, 2023 also included the nil tax impact of the revaluation of contingent consideration for $4.0 million and $3.3 million, respectively.

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

Sources of Liquidity

Our current primary sources of liquidity are cash and cash equivalents, cash flows from our operations including the cash received from our uncommitted trade accounts receivable purchase facility, and access to borrowing arrangements.

Funds generated from operations are held in cash and cash equivalents. During the six months ended June 30, 2024, our cash and cash equivalents increased by $47.9 million from $254.7 million at December 31, 2023 to $302.6 million at June 30, 2024, primarily due to cash generated from operations.

2022 Credit Agreement and Access to Capital

As discussed in Note 16: Long-Term Debt to our accompanying condensed consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.6 billion as of June 30, 2024, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of June 30, 2024. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3/Ba3	Stable
Fitch	BB/BB+	Negative
Standard & Poor's	BB-/BB-	Negative

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with stepdowns to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 16: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of June 30, 2024.

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

Uses of Liquidity

Capital Expenditures

At June 30, 2024, we estimate our capital expenditures in 2024 will be in the range of $85 million to $100 million, compared to the range of $90 million to $110 million previously disclosed. This reduction was due to changes in the timing of certain projects.

Contractual Obligations

Our principal commitments at June 30, 2024 include both short and long-term future obligations.

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

We expect to fund these capital expenditures and contractual obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter
Term Loan A Principal Payments	$21.3	$42.5	$63.8	$664.1	$—	$—	$—
Term Loan A Interest Payments	30.1	49.4	41.1	0.6	—	—	—
Term Loan B Principal Payments	4.3	8.5	8.5	8.5	8.5	792.6	—
Term Loan B Interest Payments	33.9	58	51.7	51.9	51.5	0.8	—
Revolver Commitment Fee	0.8	1.5	1.5
	$90.4	$159.9	$166.6	$725.1	$60.0	$793.4	$—

Other Future Capital Investments

Other future capital investments include restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, which includes acquired field action liabilities. At June 30, 2024, we estimate our other future capital investments in 2024 will be in the range of $80 million to $90 million, compared to the range of $90 million to $110 million previously disclosed. This reduction was due to changes in the timing of certain projects.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the six months ended June 30, 2024 was $127.7 million. The changes in operating assets and liabilities included a $6.7 million decrease in accounts receivable, a $21.1 million decrease in inventories, a $9.4 million increase in accounts payable, and a $20.2 million increase in accrued liabilities. Offsetting these amounts was a $12.6 million increase in prepaid expenses and other current assets, a $11.1 million increase in other assets, and $5.1 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts receivable was primarily due to the amount and timing of revenues. The decrease in inventory was primarily due to our focus on reducing inventory levels. The increase in accounts payable was due to the timing of payments. The increase in prepaid expenses and other current assets was primarily due to increase in deferred costs related to infusion pumps sold and the payment of other miscellaneous prepaid invoices. The increase in other assets was due to the purchase of spare parts. The net changes in income taxes was a result of recording the current deferred provision, the timing of payments, and valuation allowance. The increase in accrued liabilities was primarily due to employee costs.

Our net cash used in operations for the six months ended June 30, 2023 was $39.8 million. The changes in operating assets and liabilities included a $76.0 million increase in inventories, a $12.7 million increase in other assets, a $46.9 million decrease in accounts payable, $26.0 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $0.1 million decrease in accrued liabilities. Offsetting these amounts was a $46.8 million decrease in accounts receivable and a $3.0 million decrease in prepaid expenses and other current assets. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts. The decrease in accounts payable was due to the timing of payments. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accrued liabilities was primarily due to employee costs. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with Bank of the West, which was subsequently acquired by BMO in February 2023 (see Note 20: Accounts Receivable Purchase Program). The decrease in prepaid expenses and other current assets was primarily due to insurance and property taxes.

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Six months ended June 30,
	2024	2023	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(35,382)	$(32,489)	$(2,893)	(1)
Proceeds from sale of assets	692	1,431	(739)
Intangible asset additions	(5,364)	(4,651)	(713)
Proceeds from sale of investment securities	500	2,920	(2,420)	(2)
Net cash used in investing activities	$(39,554)	$(32,789)	$(6,765)
_______________________________
(1) Our purchases of property, plant and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2) Proceeds from the sale of our investment securities will vary from period to period based on the maturity dates of the investments.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Six months ended June 30,
	2024	2023	Change
Financing Cash Flows:
Principal payments on long-term debt	(25,500)	(14,813)	(10,687)	(1)
Proceeds from exercise of stock options	3,074	2,233	841	(2)
Payments on finance leases	(518)	(436)	(82)
Payment of contingent earn-out liability	(2,600)	—	(2,600)	(3)
Tax withholding payments related to net share settlement of equity awards	(11,685)	(8,718)	(2,967)	(4)
Net cash used in financing activities	$(37,229)	$(21,734)	$(15,495)

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
(4)    During the six months ended June 30, 2024, our employees surrendered 112,876 shares of our common stock from vested restricted stock unit awards as consideration for approximately $11.7 million in minimum statutory withholding obligations paid on their behalf. During the six months ended June 30, 2023, our employees surrendered 54,371 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.7 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of June 30, 2024, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 16: Long-Term Debt in our accompanying condensed consolidated financial statements).

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an applicable margin of 2.00% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.50%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from June 30, 2024, the additional annual interest expense or savings related to the term loans would amount to approximately $16.2 million.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna, Japanese Yen, Swedish Krona, Danish Krone, Chinese Renminbi, Canadian Dollar, U.S. Dollar, and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 7: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At June 30, 2024, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivative contracts by approximately $2.7 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the second quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
04/01/2024 — 04/30/2024	—	$—	—	$100,000,000
05/01/2024 — 05/31/2024	—	$—	—	$100,000,000
06/01/2024 — 06/30/2024	—	$—	—	$100,000,000
Second quarter of 2024 total	—	$—	—	$100,000,000
____________________________
(1)    Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was authorized by our Board of Directors and publicly announced in August, 2019. This plan has no expiration date. We are not obligated to make any purchases under our stock purchase program. Subject to applicable state and federal corporate and securities laws and any restrictions on share purchases under our debt agreements, purchases under a stock purchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock purchase program can be discontinued at any time we feel additional purchases are not warranted. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 16: Long-Term Debt in our accompanying condensed consolidated financial statements).

Item 5. Other Information

(a)    None

(b)    None

(c)

During the three months ended June 30, 2024, none of the Company's directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	August 7, 2024
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)