Form 10-Q
period 2024-09-30
ICU MEDICAL INC/DE
filed 2024-11-12
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2024
Common	24,484,266

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2024

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present and historical fact, contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: our future results of operations and financial position, business strategy and approach; the projected timeline as well as the anticipated benefits and costs associated with our purchase agreement with OPF (as defined below); expected capital expenditures; anticipated consumer demand; supply chain constraints; the expected impact of macroeconomic developments, such as inflation and interest rates, and new accounting and tax regulations; as well as plans and objectives of management for future operations, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•our failure to effectively manage our growth and changes to our business resulting from the Smiths Medical acquisition or any other future acquisitions; and
•the actual impact of the Smiths Medical acquisition on our financial results and our use of a significant portion of our cash on hand and incurrence of a substantial amount of debt to finance the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	September 30, 2024	December 31, 2023
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,512	$254,222
Short-term investment securities	—	501
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	312,512	254,723
Accounts receivable, net of allowance for doubtful accounts $9,553 at September 30, 2024 and $11,064 at December 31, 2023	173,983	161,566
Inventories	692,038	709,360
Prepaid income taxes	5,787	21,983
Prepaid expenses and other current assets	73,735	73,640
TOTAL CURRENT ASSETS	1,258,055	1,221,272

PROPERTY, PLANT AND EQUIPMENT, net	595,627	612,909
OPERATING LEASE RIGHT-OF-USE ASSETS	59,757	69,909
GOODWILL	1,478,293	1,472,446
INTANGIBLE ASSETS, net	785,823	870,588
DEFERRED INCOME TAXES	40,646	37,295
OTHER ASSETS	86,837	94,020
TOTAL ASSETS	$4,305,038	$4,378,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$168,562	$150,030
Accrued liabilities	325,728	268,215
Current portion of long-term debt	51,000	51,000
Income tax payable	2,767	7,714
Contingent earn-out liability	1,500	4,879
TOTAL CURRENT LIABILITIES	549,557	481,838

CONTINGENT EARN-OUT LIABILITY	—	3,991
LONG-TERM DEBT	1,543,342	1,577,770
OTHER LONG-TERM LIABILITIES	80,389	100,497
DEFERRED INCOME TAXES	48,538	55,873
INCOME TAX LIABILITY	34,625	35,060
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 24,461 shares at September 30, 2024 and 24,144 shares at December 31, 2023; and outstanding — 24,459 shares at September 30, 2024 and 24,141 shares at December 31, 2023	2,446	2,414
Additional paid-in capital	1,394,799	1,366,493
Treasury stock, at cost (1,392 and 2,428 shares, respectively)	(208)	(262)
Retained earnings	713,986	807,846
Accumulated other comprehensive loss	(62,436)	(53,081)
TOTAL STOCKHOLDERS' EQUITY	2,048,587	2,123,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,305,038	$4,378,439
______________________________________________________
(1) December 31, 2023 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
TOTAL REVENUES	$589,131	$553,311	$1,752,241	$1,671,270
COST OF GOODS SOLD	384,279	369,391	1,154,717	1,102,982
GROSS PROFIT	204,852	183,920	597,524	568,288
OPERATING EXPENSES:
Selling, general and administrative	162,707	148,609	479,913	452,076
Research and development	21,028	20,870	66,260	62,933
Restructuring, strategic transaction and integration	16,828	7,160	50,069	30,527
Change in fair value of contingent earn-out	(3,947)	(15,572)	(3,991)	(12,256)
TOTAL OPERATING EXPENSES	196,616	161,067	592,251	533,280
INCOME FROM OPERATIONS	8,236	22,853	5,273	35,008
INTEREST EXPENSE, NET	(24,683)	(24,175)	(72,296)	(70,811)
OTHER EXPENSE, NET	(1,481)	(4,044)	(7,206)	(5,815)
LOSS BEFORE INCOME TAXES	(17,928)	(5,366)	(74,229)	(41,618)
(PROVISION) BENEFIT FOR INCOME TAXES	(15,055)	12,604	(19,631)	29,110
NET (LOSS) INCOME	$(32,983)	$7,238	$(93,860)	$(12,508)
NET (LOSS) INCOME PER SHARE
Basic	$(1.35)	$0.30	$(3.85)	$(0.52)
Diluted	$(1.35)	$0.30	$(3.85)	$(0.52)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,438	24,132	24,353	24,075
Diluted	24,438	24,368	24,353	24,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
NET (LOSS) INCOME	$(32,983)	$7,238	$(93,860)	$(12,508)
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of tax of $6,428 and $(514) for the three months ended September 30, 2024 and 2023, respectively, and $6,453 and $(457) for the nine months ended September 30, 2024 and 2023, respectively.	(20,232)	1,659	(20,254)	1,356
Foreign currency translation adjustment, net of tax of $0 for all periods	49,581	(37,557)	10,899	(5,005)
Other adjustments, net of tax of $0 for all periods	—	(35)	—	(100)
Other comprehensive income (loss), net of tax	29,349	(35,933)	(9,355)	(3,749)
COMPREHENSIVE LOSS	$(3,634)	$(28,695)	$(103,215)	$(16,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2024	24,144	$2,414	$1,366,493	$(262)	$807,846	$(53,081)	$2,123,410
Issuance of restricted stock and exercise of stock options	378	27	(6,847)	6,970	—	—	150
Tax withholding payments related to net share settlement of equity awards	(110)	—	—	(11,400)	—	—	(11,400)
Stock compensation	—	—	11,598	—	—	—	11,598
Other comprehensive loss, net of tax	—	—	—	—	—	(16,457)	(16,457)
Net loss	—	—	—	—	(39,471)	—	(39,471)
Balance, March 31, 2024	24,412	$2,441	$1,371,244	$(4,692)	$768,375	$(69,538)	$2,067,830
Issuance of restricted stock and exercise of stock options	21	2	(1,537)	4,459	—	—	2,924
Tax withholding payments related to net share settlement of equity awards	(3)	—	—	(285)	—	—	(285)
Stock compensation	—	—	10,998	—	—	—	10,998
Other comprehensive loss, net of tax	—	—	(2)	—	—	(22,247)	(22,249)
Net loss	—	—	—	—	(21,406)	—	(21,406)
Balance, June 30, 2024	24,430	$2,443	$1,380,703	$(518)	$746,969	$(91,785)	$2,037,812
Issuance of restricted stock and exercise of stock options	32	3	2,314	492	—	—	2,809
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(182)	—	—	(182)
Stock compensation	—	—	11,770	—	—	—	11,770
Other comprehensive income, net of tax	—	—	12	—	—	29,349	29,361
Net loss	—	—	—	—	(32,983)	—	(32,983)
Balance, September 30, 2024	24,461	$2,446	$1,394,799	$(208)	$713,986	$(62,436)	$2,048,587

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)(Continued)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2023	23,995	$2,399	$1,331,249	$(243)	$837,501	$(80,978)	$2,089,928
Issuance of restricted stock and exercise of stock options	172	12	(503)	662	—	—	171
Tax withholding payments related to net share settlement of equity awards	(53)	—	—	(8,425)	—	—	(8,425)
Stock compensation	—	—	9,158	—	—	—	9,158
Other comprehensive income, net of tax	—	—	4	—	—	19,375	19,379
Net loss	—	—	—	—	(9,812)	—	(9,812)
Balance, March 31, 2023	24,114	$2,411	$1,339,908	$(8,006)	$827,689	$(61,603)	$2,100,399
Issuance of restricted stock and exercise of stock options	2	—	(4,626)	6,688	—	—	2,062
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(293)	—	—	(293)
Stock compensation	—	—	9,773	—	—	—	9,773
Other comprehensive income, net of tax	—	—	2	—	—	12,809	12,811
Net loss	—	—	—	—	(9,934)	—	(9,934)
Balance, June 30, 2023	24,114	$2,411	$1,345,057	$(1,611)	$817,755	$(48,794)	$2,114,818
Issuance of restricted stock and exercise of stock options	34	3	344	1,442	—	—	1,789
Tax withholding payments related to net share settlement of equity awards	(4)	—	—	(503)	—	—	(503)
Stock compensation	—	—	10,947	—	—	—	10,947
Other comprehensive loss, net of tax	—	—	—	—	—	(35,933)	(35,933)
Net income	—	—	—	—	7,238	—	7,238
Balance, September 30, 2023	24,144	$2,414	$1,356,348	$(672)	$824,993	$(84,727)	$2,098,356

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,860)	$(12,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	166,519	171,615
Noncash lease expense	16,008	16,543
Provision for doubtful accounts	1,381	865
Provision for warranty, returns and field action	1,801	5,597
Stock compensation	34,366	29,878
Loss on disposal of property, plant and equipment and other assets	184	1,757
Debt issuance costs amortization	5,111	5,108
Change in fair value of contingent earn-out liability	(3,991)	(12,256)
Usage of spare parts	13,965	13,587
Other	7,256	4,407
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(11,517)	43,086
Inventories	9,416	(66,662)
Prepaid expenses and other current assets	(11,188)	11,295
Other assets	(17,540)	(18,860)
Accounts payable	21,086	(65,049)
Accrued liabilities	20,484	(10,532)
Income taxes, including excess tax benefits and deferred income taxes	4,360	(42,939)
Net cash provided by operating activities	163,841	74,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(55,292)	(53,956)
Proceeds from sale of assets	695	1,481
Intangible asset additions	(8,317)	(7,742)
Proceeds from sale and maturities of investment securities	500	2,920
Net cash used in investing activities	(62,414)	(57,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(38,250)	(22,250)
Proceeds from exercise of stock options	5,883	4,022
Payments on finance leases	(775)	(681)
Payments of contingent earn-out liability	(2,600)	—
Tax withholding payments related to net share settlement of equity awards	(11,867)	(9,221)
Net cash used in financing activities	(47,609)	(28,130)
Effect of exchange rate changes on cash	4,472	(1,097)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,290	(11,592)
CASH AND CASH EQUIVALENTS, beginning of period	254,222	208,784
CASH AND CASH EQUIVALENTS, end of period	$312,512	$197,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Nine months ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchases of property, plant, and equipment in accounts payable	$4,022	$3,712

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

Note 2:    New Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update expand disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s significant expenses, interim segment profit or loss, and a description of how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The amendments clarify that a single reportable segment entity must apply ASC 280 in its entirety. The update will be effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods. We are currently assessing the effect of this update on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update expand disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid information. The update will be effective for annual periods beginning after December 15, 2024 and is applicable to our Annual Report on Form 10-K for the fiscal year December 31, 2025, with early application permitted. We are currently assessing the effect of this update on the Company's consolidated financial statements and related disclosures.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $16.8 million and $50.1 million for the three and nine months ended September 30, 2024, respectively, as compared to $7.2 million and $30.5 million for the three and nine months ended September 30, 2023, respectively.

Restructuring

    During the three and nine months ended September 30, 2024, restructuring charges were $3.6 million and $16.6 million, respectively, as compared to $1.1 million and $5.1 million, respectively, for the three and nine months ended September 30, 2023 and were primarily related to severance costs for all periods. The restructuring charges for the three and nine months ended September 30, 2023 are net of $0.2 million related to facility closures costs that were reversed in the third quarter of 2023.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the nine months ended September 30, 2024 (in thousands), which is included in accrued liabilities on the condensed consolidated balance sheets:

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2024	$2,811	$757	$3,568
Charges incurred	5,065	295	5,360
Payments	(2,760)	(184)	(2,944)
Other(1)	(41)	—	(41)
Currency translation	(13)	(7)	(20)
Accrued balance, March 31, 2024	$5,062	$861	$5,923
Charges incurred	7,712	—	7,712
Payments	(3,678)	—	(3,678)
Currency translation	(33)	—	(33)
Accrued balance, June 30, 2024	$9,063	$861	$9,924
Charges incurred	3,385	187	3,572
Payments	(2,119)	(658)	(2,777)
Other(2)	(134)	—	(134)
Currency translation	136	42	178
Accrued balance, September 30, 2024	$10,331	$432	$10,763
__________________________
(1) Relates to prior year accrued restructuring charges for estimated severances costs that will not be utilized and were reversed during the three months ended March 31, 2024.
(2) Relates to prior year accrued restructuring charges for estimated severances costs that will not be utilized and were reversed during the three months ended September 30, 2024.

Strategic Transaction and Integration Expenses

    We incurred and expensed $13.2 million and $33.5 million in strategic transaction and integration expenses during the three and nine months ended September 30, 2024, respectively, as compared to $6.1 million and $25.4 million in strategic transaction and integration expenses during the three and nine months ended September 30, 2023, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and nine months ended September 30, 2024 and 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022.

Related-party Transition Services Expenses

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Smiths Group plc ("Smiths") became a related party to us when we issued 2.5 million shares of our common stock as partial consideration to Smiths for the acquisition of Smiths Medical 2020 Limited ("Smiths Medical"). Additionally, we entered into a transition services agreement ("TSA") with certain Smiths legal entities. The TSA included certain information technology, human resource and tax support services for an initial term of twelve months with the option to extend up to 24 months. During the three and nine months ended September 30, 2023, we expensed $0.3 million and $8.3 million, respectively, for services provided by Smiths under the TSA. Since December 31, 2023, there were no services being provided under the TSA and we had no remaining related-party open payables as of December 31, 2023.

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

    Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We include variable consideration in net sales only to the extent that a significant reversal in revenue is not probable when the uncertainty is resolved. Our variable consideration includes distributor chargebacks, product returns and end customer rebates. Distributor chargebacks represent the majority and are subject to the greatest judgment.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product line	2024	2023	2024	2023
Consumables	$264,875	$242,010	$770,730	$715,108
Infusion Systems	159,769	148,981	480,745	463,836
Vital Care	164,487	162,320	500,766	492,326
Total Revenues	$589,131	$553,311	$1,752,241	$1,671,270

For the three and nine months ended September 30, 2024, net sales to Medline made up approximately 18% and 17% of total revenues, respectively. For the three and nine months ended September 30, 2023, net sales to Medline made up approximately 18% and 16% of total revenues, respectively.

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Geography	2024	2023	2024	2023
United States	$369,515	$355,984	$1,118,810	$1,063,037
Europe, the Middle East and Africa	101,710	88,014	295,409	276,994
APAC	60,288	59,064	173,365	177,719
Other Foreign	57,618	50,249	164,657	153,520
Total Revenues	$589,131	$553,311	$1,752,241	$1,671,270

Contract Balances

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table presents the changes in our contract balances for the nine months ended September 30, 2024 and 2023 (in thousands), which is included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

Contract Liabilities
Beginning balance, January 1, 2024	$42,177
Equipment revenue recognized	(41,392)
Equipment revenue deferred due to implementation	38,825
Software revenue recognized	(23,591)
Software revenue deferred due to implementation	24,559
Government grant income recognized(1)	(1,551)
Government grant income deferred	—
Other deferred revenue	503
Other deferred revenue recognized	(2,562)
Ending balance, September 30, 2024	$36,968

Beginning balance, January 1, 2023	$45,866
Equipment revenue recognized	(24,872)
Equipment revenue deferred due to implementation	25,620
Software revenue recognized	(13,546)
Software revenue deferred due to implementation	12,797
Government grant income deferred	944
Government grant income recognized(1)	(3,164)
Other deferred revenue	1,674
Other deferred revenue recognized	(4,748)
Ending balance, September 30, 2023	$40,571
____________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of September 30, 2024, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in thousands)	< 12 Months	> 12 Months
Equipment deferred revenue	$14,641	$1,713
Software deferred revenue	10,185	459
Government grant deferred income(1)	2,064	7,864
Other deferred revenue(2)	42	—
Total	$26,932	$10,036
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

The following table presents the components of our lease cost (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$5,786	$5,968	$17,239	$18,162
Finance lease cost — interest	45	32	126	91
Finance lease cost — reduction of ROU asset	292	279	847	757
Short-term lease cost	3	3	3	29
Total lease cost	$6,126	$6,282	$18,215	$19,039

Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,175	$18,477
Operating cash flows from finance leases	$126	$91

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,340	$14,423
Finance leases	$1,257	$932

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	September 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$59,757	$69,909

Accrued liabilities	$17,094	$20,161
Other long-term liabilities	45,328	52,972
Total operating lease liabilities	$62,422	$73,133

Weighted-Average Remaining Lease Term
Operating leases	5.8 years	5.6 years

Weighted-Average Discount Rate
Operating leases	4.80%	4.31%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	September 30, 2024	December 31, 2023
Finance leases
Finance lease right-of-use assets	$3,144	$2,707

Accrued liabilities	$1,039	$860
Other long-term liabilities	2,240	1,954
Total finance lease liabilities	$3,279	$2,814

Weighted-Average Remaining Lease Term
Finance leases	3.7 years	4.1 years

Weighted-Average Discount Rate
Finance leases	5.52%	4.93%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2024, the maturities of our operating and finance lease liabilities for each of the next five years and thereafter are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$5,885	$301
2025	17,697	1,130
2026	13,988	981
2027	9,396	632
2028	6,863	307
2029	5,143	194
Thereafter	11,625	47
Total Lease Payments	70,597	3,592
Less imputed interest	(8,175)	(313)
Total	$62,422	$3,279

Note 6:    Net (Loss) Income Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. A net loss for the three and nine months ended September 30, 2024 and 2023, causes all of the potentially dilutive common shares to be antidilutive, and accordingly, they were not included in the computation of diluted earnings per share and basic and diluted net loss per share are equal for each of these periods.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(32,983)	$7,238	$(93,860)	$(12,508)

Weighted-average number of common shares outstanding (basic)	24,438	24,132	24,353	24,075
Dilutive securities(1)	—	236	—	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,438	24,368	24,353	24,075
EPS — basic	$(1.35)	$0.30	$(3.85)	$(0.52)
EPS — diluted	$(1.35)	$0.30	$(3.85)	$(0.52)

Total anti-dilutive stock options and restricted stock awards	89	248	112	106
_______________________________
(1)    Due to the net loss for the three and nine months ended September 30, 2024 and nine months ended September 30, 2023, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Czech Koruna ("CZK"), Japanese Yen ("JPY"), Swedish Krona ("SEK"), Danish Krone ("DKK"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately thirteen months. The total notional amount of these outstanding derivative contracts as of September 30, 2024 was $162.3 million, which included the notional equivalent of $14.5 million in Euros, $7.2 million in JPY, $7.4 million in CAD, $8.8 million in AUD, $71.1 million in MXN, $6.5 million in CZK, $41.4 million in USD and $5.4 million in other foreign currencies, with terms currently through December 2025.

Floating Interest Rate Risk

In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 16: Long-Term Debt). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and will receive the greater of 3-months USD Secured Overnight Financing Rate ("SOFR") or (0.15)%. The total notional amount of this outstanding derivative as of September 30, 2024 was approximately $221.1 million. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We pay a fixed rate of 1.17% and will receive the greater of 3-months USD SOFR or 0.35%. The total notional amount of this outstanding derivative as of September 30, 2024 was approximately $281.3 million.

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

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of September 30, 2024
Prepaid expenses and other current assets	$5,356	$10,940	$16,296
Other assets	177	—	177
Total assets	$5,533	$10,940	$16,473

Accrued liabilities	$9,878	$—	$9,878
Other long-term liabilities	226	1,399	1,625
Total liabilities	$10,104	$1,399	$11,503

As of December 31, 2023
Prepaid expenses and other current assets	$6,785	$23,065	$29,850
Other assets	673	4,876	5,549
Total assets	$7,458	$27,941	$35,399

Accrued liabilities	$2,590	$—	$2,590
Other long-term liabilities	240	—	240
Total liabilities	$2,830	$—	$2,830

We recognized the following (losses) gains on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net loss (income) (in thousands):

	(Losses) Gains Recognized in Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$(5,713)	$1,757	$(4,738)	$10,260
Interest rate swaps	(14,030)	12,496	3,874	21,236
Total derivatives designated as cash flow hedging instruments	$(19,743)	$14,253	$(864)	$31,496

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) Reclassified From Accumulated Other Comprehensive (Loss) Income into Net Loss
			Three months ended September 30,		Nine months ended September 30,
	Location of Gains (Losses) Recognized in Net Loss		2024	2023	2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues		$740	$1,019	$2,073	$(429)
Foreign exchange forward contracts	Cost of goods sold		(843)	2,247	1,497	6,063
Foreign exchange forward contracts	Other expense, net	(1)	—	—	—	229
Foreign exchange forward contracts	Interest expense	(2)	—	—	—	13
Interest rate swaps	Interest expense		7,020	8,813	22,273	23,807
Total derivatives designated as cash flow hedging instruments			$6,917	$12,079	$25,843	$29,683
_______________________________
(1)    Represents location of gain reclassified from accumulated other comprehensive loss into other expense, net as a result of ineffectiveness.
(2)    Represents location of gain reclassified from accumulated other comprehensive loss into interest expense as a result of forecasted transactions no longer probable of occurring.

As of September 30, 2024, we expect an estimated $4.5 million in deferred losses on the outstanding foreign exchange contracts and an estimated $11.2 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Contingent Earn-out Liabilities

In 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition included a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price (the "Price Targets") from the closing date to either the third or fourth anniversary of closing and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million. The initial fair value of the earn-out was determined using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we remeasured the earn-out liability and recognized any changes in its fair value in the Company's consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods was significantly greater than initially anticipated, the realization of an additional liability and related expense would have had a significant impact on the Company's consolidated financial statements in the period recognized. As of December 31, 2023, the estimated fair value of the contingent earn-out was $4.0 million. During July 2024, Smiths sold 1.2 million common shares of ICU Medical, Inc. The sale of shares when combined with other sales in

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
prior periods renders Smiths unable to achieve the contingent consideration based on certain price targets during the third and fourth anniversary of closing as Smiths no longer meets the required minimum beneficial ownership percentage. Accordingly, the valuation of the contingent earn-out liability as of September 30, 2024 has been reduced to zero.

In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ended December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent upon obtaining certain product-related regulatory certifications. As of December 31, 2022, the measurement period related to the contingent earn-out based on certain revenue targets ended and based on the actual revenue achieved during the measurement period the fair value of the contingent earn-out was determined to be zero as the minimum threshold for earning the earn-out was not met. As of September 30, 2024, the estimated fair value of the contingent consideration related to certain product-related regulatory certifications was estimated to be $1.5 million.

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that ended September 2024. The terms of the agreement included a contingent earn-out payment. The contingent earn-out payment could not exceed $6.0 million and was to be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of December 31, 2023, the fair value of the contingent earn-out was determined to be $3.4 million and was paid out during the three months ended March 31, 2024.

    Our contingent earn-out liabilities are separately stated on our condensed consolidated balance sheets.

The following tables provide a reconciliation of the Level 3 earn-out liabilities measured at estimated fair value (in thousands):

Earn-out Liability
Accrued balance, January 1, 2024	$5,491
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	295
Accrued balance, March 31, 2024	5,786
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(339)
Accrued balance, June 30, 2024	5,447
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(3,947)
Accrued balance, September 30, 2024	$1,500

Earn-out Liability
Accrued balance, January 1, 2023	$25,572
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(700)
Currency translation	33
Accrued balance, March 31, 2023	24,905
Change in fair value of earn-out (included in income from operations as a separate line item)(2)	4,016
Other	11
Currency translation	1
Accrued balance, June 30, 2023	28,933
Change in fair value of earn-out (included in income from operations as a separate line item)(1)	(15,572)
Other	58
Currency translation	(58)
Accrued balance, September 30, 2023	$13,361
_______________________________
(1) Relates to the change in fair value of our Smiths Medical earn-out.
(2) Relates to the change in fair value of our Smiths Medical earn-out and the earn-out with one of our international distributors.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical:

Smiths Medical Earn-out Liability

Simulation Input	As of December 31, 2023
Volatility	47.00%
Risk-Free Rate	4.18%

Investments, Foreign Exchange Contracts and Interest Rate Contracts

    As of September 30, 2024, we do not have any investment securities. Our investments historically consisted of corporate, government bonds and U.S. treasury securities. The fair value of our corporate and government bonds were estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs. The fair value of our U.S. treasury securities were based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy.

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements as of September 30, 2024
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$5,356	$—	$5,356	$—
Other assets	177	—	177	—
Interest rate contracts:
Prepaid expenses and other current assets	10,940	—	10,940	—
Other assets	—	—	—	—
Total Assets	$16,473	$—	$16,473	$—

Liabilities:
Contingent earn-out liability - ST	$1,500	$—	$—	$1,500
Foreign exchange contracts:
Accrued liabilities	9,878	—	9,878	—
Other long-term liabilities	226	—	$226	—
Interest rate swaps:
Other long-term liabilities	1,399	—	1,399	—
Total Liabilities	$13,003	$—	$11,503	$1,500

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2023
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$501	$—	$501	$—

Foreign exchange forwards:
Prepaid expenses and other current assets	6,785	—	6,785	—
Other assets	673	—	673	—
Interest rate contracts:
Prepaid expenses and other current assets	23,065	—	23,065	—
Other assets	4,876	—	4,876	—

Total Assets	$35,900	$—	$35,900	$—

Liabilities:
Contingent earn-out liability - ST	$4,879	$—	$3,379	$1,500
Contingent earn-out liability - LT	3,991	—	—	3,991
Foreign exchange contracts:
Accrued liabilities	2,590	—	2,590	—
Other long-term liabilities	240	—	240	—
Total Liabilities	$11,700	$—	$6,209	$5,491

Note 9: Investment Securities

Investments in Available-for-sale Securities

    Our available-for-sale investment securities historically consisted of corporate bonds, government bonds and U.S. treasury securities and were considered “investment grade” and were carried at fair value.

As of September 30, 2024, we did not have any investment securities. As of December 31, 2023, the amortized cost, unrealized holding gains (losses) and fair value of our available-for-sale investment securities were as follows (in thousands):

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

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our condensed consolidated balance sheets (see Note 10: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the three and nine months ended September 30, 2024 and 2023. We did not receive any dividend distributions from this investment during the three and nine months ended September 30, 2024 and 2023.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Equity method investment	$3,080	$3,120

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Other prepaid expenses and receivables	$21,054	$17,833
Prepaid vendor expenses	1,657	1,309
Deferred costs	13,393	1,668
Prepaid insurance and property taxes	4,974	9,547
VAT/GST receivable	3,739	2,748
Deferred tax charge	6,652	5,822
Foreign exchange contracts	5,356	6,785
Interest rate contracts	10,940	23,065
Deposits	1,387	1,196
Other	4,583	3,667
	$73,735	$73,640

Other assets consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Pump lease receivables	$25,913	$30,627
Spare parts	50,331	46,496
Equity method investment	3,080	3,120
Deferred debt issuance costs	2,355	3,439
Finance lease right-of-use assets	3,144	2,707
Interest rate contracts	—	4,876
Other	2,014	2,755
	$86,837	$94,020

Note 11: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Raw materials	$291,733	$296,037
Work in process	78,549	58,906
Finished goods	321,756	354,417
Total inventories	$692,038	$709,360

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Machinery and equipment	$498,423	$483,382
Land, building and building improvements	295,267	278,251
Molds	94,436	89,573
Computer equipment and software	124,509	122,038
Furniture and fixtures	29,135	30,662
Instruments placed with customers(1)	127,796	115,672
Construction in progress	111,077	117,219
Total property, plant and equipment, cost	1,280,643	1,236,797
Accumulated depreciation	(685,016)	(623,888)
Property, plant and equipment, net	$595,627	$612,909
______________________________
(1)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $21.4 million and $66.0 million for the three and nine months ended September 30, 2024, respectively, of which $18.5 million and $57.2 million, respectively, are included in cost of goods sold, and $25.0 million and $72.8 million for the three and nine months ended September 30, 2023, respectively, of which $19.3 million and $56.2 million, respectively, are included in cost of goods sold.

Note 13: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2024	$1,472,446
Currency translation	5,847
Balance as of September 30, 2024	$1,478,293

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-line basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	September 30, 2024
		Cost	Accumulated Amortization	Net
Patents	10	$35,880	$22,320	$13,560
Customer contracts	12	9,928	6,958	2,970
Non-contractual customer relationships	8	562,067	225,145	336,922
Trademarks	1	5,425	5,425	—
Trade name	15	18,254	8,070	10,184
Developed technology	10	625,128	213,734	411,394
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,265,782	$490,752	$775,030

Internally developed software(1)		$10,793		$10,793

Total intangible assets		$1,276,575	$490,752	$785,823
______________________________
(1) Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2023
		Cost	Accumulated Amortization	Net
Patents	10	$33,261	$20,637	$12,624
Customer contracts	12	10,018	6,755	3,263
Non-contractual customer relationships	8	554,982	171,279	383,703
Trademarks	1	5,425	5,425	—
Trade name	15	18,251	7,162	11,089
Developed technology	10	587,852	167,913	419,939
Non-compete	3	9,100	7,450	1,650
Total amortized intangible assets		$1,218,889	$386,621	$832,268

Internally developed software(1)		$38,320		$38,320

Total intangible assets		$1,257,209	$386,621	$870,588
______________________________
(1) Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $34.3 million and $100.5 million during the three and nine months ended September 30, 2024, respectively, of which $0.7 million and $0.7 million, respectively, are included in cost of goods sold and $33.4 million and $98.8 million during the three and nine months ended September 30, 2023, respectively, with none included in cost of goods sold in both periods.

As of September 30, 2024 estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2024	$34,116
2025	132,064
2026	129,927
2027	119,765
2028	119,167
2029	116,077
Thereafter	123,914
Total	$775,030

Note 14:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Salaries and benefits	$68,206	$52,250
Incentive compensation	53,884	37,992
Operating lease liability-ST	17,094	20,161
Accrued sales taxes	4,931	6,748
Restructuring accrual	10,763	3,568
Deferred revenue	26,932	31,640
Accrued other taxes	6,846	3,024
Accrued professional fees	4,503	2,803
Italy medical device payback provision(1)	25,169	23,176
Legal accrual	2,715	1,874
Distribution fees	20,778	13,049
Warranties and returns	3,564	3,682
Field service corrective action(2)	38,599	30,281
Accrued freight	16,118	17,215
Foreign exchange contracts	9,878	2,590
Accrued audit fees	4,943	5,492
Defined benefit plan	2,019	2,575
Accrued interest	680	1,431
Other	8,106	8,664
	$325,728	$268,215
___________________________
(1)     Related to potential payments associated with the IMDP (as defined below) as a result of 2015 legislation enacted requiring medical device companies to make payments to the Italian government based on regional expenditure ceilings (see Note 18: Commitments and Contingencies for further details).
(2)     Primarily includes field service corrective actions associated with certain products in connection with a 2021 Warning Letter (as defined below) received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (see Note 18: Commitments and Contingencies for further details).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Operating lease liability-LT	$45,328	$52,972
Benefits	3,909	4,207
Accrued rent	699	841
Finance lease liability-LT	2,240	1,954
Deferred revenue	10,036	10,585
Field service corrective action(1)	12,599	26,056
Other	5,578	3,882
	$80,389	$100,497
______________________________
(1)    Primarily related to field service corrective actions associated with certain products in connection with a 2021 Warning Letter (as defined below) received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (see Note 18: Commitments and Contingencies for further details).

Note 15:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of (84)% and (26)% for the three and nine months ended September 30, 2024, respectively, as compared to 235% and 70% for the three and nine months ended September 30, 2023, respectively.

    The effective tax rate for the three and nine months ended September 30, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, tax credits, and a valuation allowance against certain U.S. federal and state deferred tax assets and the following discrete items recognized during the interim period:

•Excess tax benefit recognized on stock option exercises and the vesting of restricted stock units during the three and nine months ended September 30, 2024 of $0.8 million and $3.8 million, respectively.
•Unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and nine months ended September 30, 2024 of $0.0 million and $4.0 million, respectively.
•U.S. federal return-to-provision adjustments net of related tax reserves for the year ended December 31, 2023 resulted in a tax expense of $1.6 million for both the three and nine months ended September 30, 2024. The adjustments related primarily to changes in estimate for the research and development credit and an increase to the U.S. valuation allowance.

    The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a valuation allowance of $22.4 million and $42.9 million tax expense against certain U.S. federal and state deferred tax assets during the three and nine months ended September 30, 2024, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. On December 15, 2022, the European Union agreed to implement the OECD’s global minimum tax of 15% for multinationals that meet a global revenue threshold. A number of countries have enacted or have announced plans to enact legislation to adopt Pillar Two. We considered the applicable tax law changes on Pillar Two

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
implementation in the relevant countries, and there was no material impact to our tax provision for the three and nine months ended September 30, 2024. We do not expect the provisions currently in effect for 2024 to have a material impact on our tax provision and effective tax rate for the remainder of 2024 but will continue to assess the impact of tax legislation in the jurisdictions in which we operate.

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

For the nine months ended September 30, 2024 and 2023, total principal payments on the Term Loans were $38.3 million and $22.3 million, respectively.

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

We were in compliance with all financial covenants as of September 30, 2024.

The Credit Agreement contains customary events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; covenant defaults; cross-defaults and cross-acceleration to certain other

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of September 30, 2024	Effective Interest Rate	As of December 31, 2023

Senior Secured Credit Facilities:
Term Loan A — principal	8.22%	$780,938	7.67%	$812,813
Term Loan B — principal	8.57%	828,750	8.00%	835,125
Revolving Credit Facility — principal	—%	—	—%	—
Less unamortized debt issuance costs(1)		(15,346)		(19,168)
Total carrying value of long-term debt		1,594,342		1,628,770
Less current portion of long-term debt		51,000		51,000
Long-term debt, net		$1,543,342		$1,577,770
_______________________________
(1)    Comprised of $6.9 million and $8.4 million relating to the Term Loan A and the Term Loan B, respectively, as of September 30, 2024.

As of September 30, 2024, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2024	$12,750
2025	51,000
2026	72,250
2027	672,563
2028	8,500
2029	792,625
Thereafter	—
Total	$1,609,688

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Contractual interest	$32,059	$32,494	$96,186	$92,593
Amortization of debt issuance costs	1,700	1,704	5,111	5,108
Commitment fee — Revolving Credit Facility	384	384	1,141	1,135
Total long-term debt-related interest expense	$34,143	$34,582	102,438	98,836

We currently hedge against the contractual interest expense on our long-term debt (see Note 7: Derivatives and Hedging Activities).

Note 17: Stockholders' Equity

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shareholders Agreement

At the completion of the Smiths Medical acquisition in 2022, Smiths owned approximately 10.5% of the total outstanding shares of our common stock (see Note 3: Restructuring, Strategic Transaction and Integration). At closing, in connection with the issuance of the share consideration, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Smiths. The Shareholders Agreement permits Smiths to designate one individual for election to our Board of Directors (the "Board") so long as Smiths beneficially owns at least 5.0% of the total outstanding shares of our common stock. On February 28, 2024, Smiths designated board member, Mr. William Seeger, notified us of his resignation from our Board in anticipation of his retirement from the Board of Directors of Smiths. See our Current Report on Form 8-K filed on February 29, 2024 for additional information. During July 2024 Smiths sold a portion of their outstanding shares of our common stock which when combined with other sales in prior periods left Smiths with an ownership percentage under the required 5.0% needed for the right to designate a board member.

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three and nine months ended September 30, 2024, we did not purchase any shares of our common stock under our share purchase plan. As of September 30, 2024, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 16: Long-Term Debt).

    For the nine months ended September 30, 2024, we withheld 114,023 shares of our common stock from employee vested restricted stock units in consideration for $11.9 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the nine months ended September 30, 2023, we withheld 58,089 shares of our common stock from employee vested restricted stock units in consideration for $9.2 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2024	$(76,784)	$21,884	$1,819	$(53,081)
Other comprehensive (loss) income before reclassifications	(22,817)	13,908	—	(8,909)
Amounts reclassified from AOCI	—	(7,548)	—	(7,548)
Other comprehensive (loss) income	(22,817)	6,360	—	(16,457)
Balance as of March 31, 2024	$(99,601)	$28,244	$1,819	$(69,538)
Other comprehensive (loss) income before reclassifications	(15,865)	436	—	(15,429)
Amounts reclassified from AOCI	—	(6,818)	—	(6,818)
Other comprehensive loss	(15,865)	(6,382)	—	(22,247)
Balance as of June 30, 2024	$(115,466)	$21,862	$1,819	$(91,785)
Other comprehensive income (loss) before reclassifications	49,581	(14,975)	—	34,606
Amounts reclassified from AOCI	—	(5,257)	—	(5,257)
Other comprehensive income (loss)	49,581	(20,232)	—	29,349
Balance as of September 30, 2024	$(65,885)	$1,630	$1,819	$(62,436)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2023	$(122,973)	$40,779	$1,216	$(80,978)
Other comprehensive income (loss) before reclassifications	24,983	(113)	(31)	24,839
Amounts reclassified from AOCI	—	(5,464)	—	(5,464)
Other comprehensive income (loss)	24,983	(5,577)	(31)	19,375
Balance as of March 31, 2023	$(97,990)	$35,202	$1,185	$(61,603)
Other comprehensive income (loss) before reclassifications	7,569	13,175	(34)	20,710
Amounts reclassified from AOCI	—	(7,901)	—	(7,901)
Other comprehensive income (loss)	7,569	5,274	(34)	12,809
Balance as of June 30, 2023	$(90,421)	$40,476	$1,151	$(48,794)
Other comprehensive (loss) income before reclassifications	(37,557)	10,824	(35)	(26,768)
Amounts reclassified from AOCI	—	(9,165)	—	(9,165)
Other comprehensive (loss) income	(37,557)	1,659	(35)	(35,933)
Balance as of September 30, 2023	$(127,978)	$42,135	$1,116	$(84,727)

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

Contingencies

In January 2022, we acquired Smiths Medical. Total consideration for the acquisition included a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving the Price Targets from the closing date to either the third or fourth anniversary of closing and provided Smiths beneficially owned at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. As of June 30, 2024, the estimated fair value of the contingent earn-out was $3.9 million (see Note 8: Fair Value Measurements). During July 2024, Smiths sold 1.2 million common shares of ICU Medical, Inc. which were issued as partial consideration for the 2022 acquisition of Smiths Medical. The sale of shares when combined with other sales in prior periods renders Smiths unable to achieve the contingent consideration based on certain price targets during the third and fourth anniversary of closing as Smiths no longer meets the required minimum beneficial ownership percentage. Accordingly, the valuation of the contingent earn-out liability as of September 30, 2024 has been reduced to zero.

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (the "2021 Warning Letter"). The 2021 Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the three and nine months ended September 30, 2024, we recorded a provision of $0.8 million and a net reversal to the provision of $5.2 million, respectively, to adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of September 30, 2024, approximately $43.9 million of the $51.2 million of accrued field service corrective action recorded was related to the 2021 Warning Letter.

In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition included a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ended December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent upon obtaining certain product-related regulatory certifications. As of December 31, 2022, the measurement period related to (i) above ended and based on the actual revenue achieved during the measurement period we determined that the fair value of the contingent earn-out was zero as the minimum threshold for earning the earn-out was not met. As of September 30, 2024, the estimated fair value of the contingent earn-out related to certain product-related regulatory certification was estimated to be $1.5 million (see Note 8: Fair Value Measurements).

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that ended September 2024. The terms of the agreement included a contingent earn-out payment. The contingent earn-out could not exceed $6.0 million, and was to be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. As of December 31, 2023, the fair value of the contingent earn-out was determined to be $3.4 million and was paid out during the three months ended March 31, 2024 (see Note 8: Fair Value Measurements).

In 2015, legislation was enacted in Italy which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italy court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the Italy Medical Device Payback ("IMDP"). However, litigation proceedings are still pending and the ultimate resolution remains unknown. The timing and amount of payments could ultimately differ from our current expectations (see Note 14: Accrued Liabilities and Other Long-Term Liabilities for details on amounts accrued for potential payments related to the IMDP).

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

The following table presents information in connection with the purchase program (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Trade receivables sold(1)	$86,991	$162,369	$435,438	$452,640
Cash received in exchange for trade receivables sold(2)	86,521	$161,398	432,803	$449,984
Loss on sale of receivables(3)	469	$971	2,635	$2,655
_______________________________
(1)    Represents carrying value of trade receivables sold to BMO.
(2)    Cash proceeds received from BMO.
(3) Reflected in other expense, net in our condensed consolidated statement of operations.

As of September 30, 2024 and December 31, 2023, cash remaining to be collected on behalf of BMO was $27.0 million and $75.9 million, respectively, which has been removed from our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively and is reflected as cash provided by operating activities in the condensed consolidated statement of cash flows in each respective period. The carrying value of the sold receivables approximated the fair value at September 30, 2024.

Note 21: Subsequent Event

On November 12, 2024, the Company and ICU Medical Sales, Inc., a Delaware corporation (collectively, the "ICU Medical Entities") entered into a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation ("OPF"). Pursuant to the Agreement, prior to the closing, the ICU Medical Entities will form a Delaware limited liability company (the "LLC") and the ICU Medical Entities, and the LLC shall enter into a contribution agreement under which the ICU Medical Entities shall transfer the assets, liabilities and operations that comprise the IV Solutions product line to the LLC. At the closing, OPF will acquire a 60% equity interest in the LLC from the ICU Medical Entities. Pursuant to the Agreement, the consideration receivable by the ICU Medical Entities is comprised of (a) estimated cash consideration of approximately $200 million at closing and (b) a milestone payment paid by OPF to the Company for any incremental revenue and incremental gross profit recognized by the LLC, as calculated under the terms of the Agreement upon the final determination of the LLC's audited financial statements for the year-ending and as of December 31, 2026. Additionally, at closing, the LLC, ICU Medical Entities and OPF shall enter into an operating agreement, and the LLC and the Company shall enter into one or more commercial agreements, a services agreement and a license agreement, which will provide for, among other things, certain administrative, marketing, distribution, sales support and logistic services to the LLC for a specified period of time. The transaction is expected to be completed during the first half of 2025. The Company cannot currently estimate the financial effect this transaction will have on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes thereto included in our 2023 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption entitled “Forward-Looking Statements” in this section and Part I, Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K as may be further updated from time to time in our other filings with the SEC.

    When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” and “our” refer to ICU Medical, Inc. ("ICU" or the "Company") and its consolidated subsidiaries included in our condensed consolidated financial statements unless context requires otherwise.

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

During September 2024, Baxter's North Cove manufacturing facility was damaged as a result of Hurricane Helene. The facility is the largest supplier of IV Solutions in the U.S. The facility is expected to operate on a diminished capacity through the remainder of 2024. This is expected to cause temporary supply constraints in the market and hospital elective procedures could be deferred or cancelled as a result. We are actively increasing production of our IV Solutions product lines and we expect increased demand related to these product lines for the remainder of 2024. We are not yet able to determine if demand for our other products lines will be impacted in the near term as a result of deferred or cancelled procedures.

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

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and nine months ended September 30, 2024 and 2023, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total revenues	100%	100%	100%	100%
Gross profit	35%	33%	34%	34%
Selling, general and administrative expenses	28%	27%	27%	27%
Research and development expenses	4%	4%	4%	4%
Restructuring, strategic transaction and integration expenses	3%	1%	3%	2%
Change in fair value of contingent earn-out	(1)%	(3)%	—%	(1)%
Total operating expenses	34%	29%	34%	32%
Income from operations	1%	4%	—%	2%
Interest expense, net	(4)%	(4)%	(4)%	(4)%
Other expense, net	—%	(1)%	—%	—%
Loss before income taxes	(3)%	(1)%	(4)%	(2)%
(Provision) Benefit for income taxes	(3)%	2%	(1)%	2%
Net (loss) income	(6)%	1%	(5)%	—%

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

Consumables

    The following table summarizes our total Consumables revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Consumables revenue (GAAP)	$264.9	$242.0	$22.9	9.5%	$770.7	$715.1	$55.6	7.8%
Impact of foreign currency exchange rate changes	0.1				2.2
Consumables revenue on a constant currency basis (non-GAAP)	$265.0	$242.0	$23.0	9.5%	$772.9	$715.1	$57.8	8.1%

Consumables revenue increased for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, primarily due to new customer installations and increased demand for our Infusion Consumables, Vascular Access and Oncology product lines.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Infusion Systems (GAAP)	$159.8	$149.0	$10.8	7.2%	$480.7	$463.9	$16.8	3.6%
Impact of foreign currency exchange rate changes	4.8				16.0
Infusion Systems on a constant currency basis (non-GAAP)	$164.6	$149.0	$15.6	10.5%	$496.7	$463.9	$32.8	7.1%

Infusion Systems revenue increased for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, primarily due to increased sales of ambulatory pump hardware and both ambulatory and LVP dedicated sets.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Vital Care (GAAP)	$164.5	$162.3	$2.2	1.4%	$500.8	$492.3	$8.5	1.7%
Impact of foreign currency exchange rate changes	0.1				2.6
Vital Care on a constant currency basis (non-GAAP)	$164.6	$162.3	$2.3	1.4%	$503.4	$492.3	$11.1	2.3%

Vital Care revenue increased for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, primarily due to higher sales of IV Solutions and Respiratory products.

Gross Margins

    For the three and nine months ended September 30, 2024, gross margins were 34.8% and 34.1%, respectively, as compared to 33.2% and 34.0% for the three and nine months ended September 30, 2023, respectively. The increases in gross margin for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, were primarily driven by price increases and lower supply chain and freight costs. The increase in gross margin for the three months ended September 30, 2024 was also driven by favorable foreign exchange rates.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
SG&A	$162.7	$148.6	$14.1	9.5%	$479.9	$452.1	$27.8	6.1%

SG&A expenses increased for the three months ended September 30, 2024, as compared to the same period in the prior year, primarily due to increases of $4.4 million in compensation costs, $5.6 million in dealer fees and $2.4 million in sales commissions. Partially offsetting these increases was a $2.5 million decrease in depreciation and amortization expense. Compensation costs and commissions increased primarily due to an increase in accrued cash incentive compensation and sales commissions. Dealer fees increased due to an increase in revenue to distributors. Depreciation and amortization expense decreased primarily due to certain assets that reached the end of their useful lives.

SG&A expenses increased for the nine months ended September 30, 2024, as compared to the same period in the prior year primarily due to increases of $13.1 million in compensation costs, $9.2 million in dealer fees, $5.6 million in sales commissions and $4.0 million in stock compensation expense. Partially offsetting these increases was a $6.5 million decrease in depreciation and amortization expense and a $2.6 million decrease in IT expenses. Compensation costs and commissions increased primarily due to an increase in accrued cash incentive compensation and sales commissions increased due to higher revenues. Dealer fees increased due to an increase in revenues to distributors. Stock based compensation increased due to (i) changes in the number of shares expected to vest for certain of our executive performance awards; (ii) later timing of certain annual awards granted in the prior year that were subject to shareholder approval; and (iii) the stock compensation expense related to the employees of Smiths Medical included the expense of three years of grants in the current year as compared to the expense of two years of grants in the prior year. Depreciation and amortization expense decreased primarily due to certain assets that reached the end of their useful lives. IT expenses decreased based on current operating needs.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
R&D	$21.0	$20.9	$0.1	0.5%	$66.3	$62.9	$3.4	5.4%

R&D expenses increased for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year. R&D expenses during both periods primarily related to headcount and employment expense in support of ongoing R&D projects. R&D expenses for both periods presented generally included increased compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $16.8 million and $50.1 million for the three and nine months ended September 30, 2024, respectively, as compared to $7.2 million and $30.5 million for the three and nine months ended September 30, 2023, respectively.

Restructuring charges

    Restructuring charges were $3.6 million and $16.6 million for the three and nine months ended September 30, 2024, respectively, as compared to $1.1 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, and were primarily related to severance costs for all periods. The restructuring charges for the three and nine months ended September 30, 2023 is net of $0.2 million related to facility closures costs that were reversed in the third quarter of 2023. As of September 30, 2024, we expect to pay the majority of our outstanding restructuring charges during the remainder of 2024 and 2025.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $13.2 million and $33.5 million for the three and nine months ended September 30, 2024, respectively, as compared to $6.1 million and $25.4 million for the three and nine months ended September 30, 2023, respectively. The strategic transaction and integration expenses during the three and nine months ended September 30, 2024 and 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022.

Change in Fair Value of Contingent Earn-out

For the three and nine months ended September 30, 2024, we recorded a gain of $3.9 million and $4.0 million primarily related to adjusting the contingent earn-out related to the Smiths Medical acquisition. The Smiths Medical contingent earn-out was adjusted to zero during the third quarter of 2024 as a result of Smiths Group plc's ("Smiths") sale of a portion of its ownership interest in ICU Medical shares, which when added to other prior quarter sale of shares Smiths no longer holds the minimum beneficial ownership percentage required to earn the contingent earn-out.

For the three and nine months ended September 30, 2023, we recorded gains of $15.6 million and $12.3 million, respectively, primarily related to the change in fair value of contingent earn-out related to the Smiths Medical acquisition.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$(27,287)	$(25,921)	$(80,353)	$(76,021)
Interest income	2,604	1,746	8,057	5,210
Interest expense, net	$(24,683)	$(24,175)	$(72,296)	$(70,811)

    Interest expense, net for the three and nine months ended September 30, 2024 and 2023 primarily included the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 16: Long-Term Debt in our accompanying condensed consolidated financial statements), the impact of the interest rate swaps, and interest income. The interest expense component increased for the three and nine months ended September 30, 2024, as compared to the respective prior year periods, primarily due to increases in the applicable SOFR reference rate.

Other Expense, net

The following table presents other expense, net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Foreign exchange losses, net	$(1,059)	$(3,010)	(5,202)	(3,349)
Loss on disposition of assets	(100)	$(446)	(23)	(973)
Other miscellaneous expense, net	(322)	(588)	(1,981)	(1,493)
Other expense, net	$(1,481)	$(4,044)	$(7,206)	$(5,815)

For the three and nine months ended, September 30, 2024 and 2023, the foreign exchange losses were primarily related to the strengthening of the U.S. dollar relative to certain foreign currencies, including the Mexican peso and Argentine peso.

Income Taxes

    For the three and nine months ended September 30, 2024, income taxes were accrued at an estimated effective tax rate of (84)% and (26)%, respectively, as compared to 235% and 70% for the three and nine months ended September 30, 2023, respectively.

The effective tax rate for the three and nine months ended September 30, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, tax credits, and a valuation allowance against certain U.S. federal and state deferred tax assets. The effective tax rate during the three and nine months ended September 30, 2024 included a tax benefit of $0.8 million and $3.8 million, respectively, related to the excess tax recognized on stock option exercises and the vesting of restricted stock during the period. Additionally, there were unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and nine months ended September 30, 2024 of $0.0 million and $4.0 million, respectively. Lastly, U.S. federal return-to-provision adjustments net of related tax reserves for the year ended December 31, 2023 resulted in a tax expense of $1.6 million during both the three and nine months ended September 30, 2024. The adjustments related primarily to changes in estimate for the research and development credit and an increase to the U.S. valuation allowance.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a valuation allowance of $22.4 million and $42.9 million tax expense, against certain U.S. federal and state deferred tax assets during the three and nine months ended September 30, 2024, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax, known as Pillar Two. On December 15, 2022, the European Union agreed to implement the OECD’s global minimum tax of 15% for multinationals that meet a global revenue threshold. A number of countries have enacted or have announced plans to enact legislation to adopt Pillar Two. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there was no material impact to our tax provision for the three and nine months ended September 30, 2024. We do not expect the provisions currently in effect for 2024 to have a material impact on our tax provision and effective tax rate for the remainder of 2024 but will continue to assess the impact of tax legislation in the jurisdictions in which we operate.

The effective tax rate for the three and nine months ended September 30, 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, foreign-derived intangible income (“FDII”) and tax credits. The effective tax rate during the three and nine months ended September 30, 2023 included a tax benefit of $0.6 million and $0.8 million, respectively, related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock during the period. The effective tax rate for both the three and nine months ended September 30, 2023 also included a tax benefit of $0.0 million and $6.0 million, respectively, primarily related to unrecognized tax benefits released as a result of the expiration of the statute of limitations. Additionally, the effective tax rate for both the three and nine months ended September 30, 2023 included a tax benefit of $7.5 million related to U.S. federal return-to-provision adjustments net of related tax reserves. The adjustments related primarily to changes in estimates for the research and development credit and foreign tax credits. Additionally, the effective tax rate for the three and nine months ended September 30, 2023 also included the nil tax impact of the revaluation of contingent consideration for $15.6 million and $12.3 million, respectively.

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

Sources of Liquidity

Our current primary sources of liquidity are cash and cash equivalents, cash flows from our operations including access to borrowing arrangements and the cash received from our uncommitted trade accounts receivable purchase facility.

Funds generated from operations are held in cash and cash equivalents. During the nine months ended September 30, 2024, our cash and cash equivalents increased by $57.8 million from $254.7 million at December 31, 2023 to $312.5 million at September 30, 2024, primarily due to cash generated from operations.

2022 Credit Agreement and Access to Capital

As discussed in Note 16: Long-Term Debt to our accompanying condensed consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.6 billion as of September 30, 2024, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of September 30, 2024. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	B1/B1	Stable
Fitch	BB/BB+	Negative
Standard & Poor's	BB-/BB-	Negative

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we are required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with stepdown to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 16: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of September 30, 2024.

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

Uses of Liquidity

Capital Expenditures

As of September 30, 2024, we estimate our capital expenditures in 2024 will be in the range of $80 million to $90 million, compared to the range of $85 million to $100 million as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. This reduction was due to changes in the timing of certain projects.

Contractual Obligations

Our principal commitments at September 30, 2024 include both short and long-term future obligations.

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

	(in millions)
	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter
Term Loan A Principal Payments	$10.6	$42.5	$63.8	$664.1	$—	$—	$—
Term Loan A Interest Payments	13.5	43.3	35.2	0.6	—	—	—
Term Loan B Principal Payments	2.1	8.5	8.5	8.5	8.5	792.6	—
Term Loan B Interest Payments	15.4	51.4	46.4	45.2	44.4	0.7	—
Revolver Commitment Fee	0.4	1.5	1.3	—	—	—
	$42.0	$147.2	$155.2	$718.4	$52.9	$793.3	$—

Other Future Capital Investments

Other future capital investments include restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, which includes acquired field action liabilities. As of September 30, 2024, we estimate our other future capital investments in 2024 will be in the range of $90 million to $100 million, compared to the range of $80 million to $90 million as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Contingent Payments

In 2015, legislation was enacted in Italy which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the Italy Medical Device Payback ("IMDP"), however, litigation proceedings are still pending and the ultimate resolution remains unknown. As of September 30, 2024, we have accrued $25.2 million for potential payments related to the IMDP, which is classified within our accrued liabilities, however, the timing and amount of payments could ultimately differ from our current expectations.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the nine months ended September 30, 2024 was $163.8 million. The changes in operating assets and liabilities included a $17.5 million increase in other assets, a $11.2 million increase in prepaid expenses and other current assets, a $11.5 million increase in accounts receivable and $4.4 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $21.1 million increase in accounts payable, a $20.5 million increase in accrued liabilities and a $9.4 million decrease in inventories. The increase in other assets was due to the purchase of spare parts. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs related to infusion pumps sold and the payment of other miscellaneous prepaid invoices. The increase in accounts receivable was primarily due to the amount and timing of revenues and we sold less receivables under our account receivable purchase program (see Note 20: Accounts Receivable Purchase Program). The net changes in income taxes was a result of recording the current deferred provision, the timing of payments, and valuation allowance. The increase in accounts payable was due to the timing of payments. The increase in accrued liabilities was primarily due to employee costs. The decrease in inventory was primarily due to our focus on reducing inventory levels.

Our net cash used in operations for the nine months ended September 30, 2023 was $74.9 million. The changes in operating assets and liabilities included a $66.7 million increase in inventories, a $18.9 million increase in other assets, a $65.0 million decrease in accounts payable, $42.9 million in net changes in income taxes, including excess tax benefits and deferred income taxes and a $10.5 million decrease in accrued liabilities. Offsetting these amounts was a $43.1 million decrease in accounts receivable and a $11.3 million decrease in prepaid expenses and other current assets. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts. The decrease in accounts payable was due to the timing of payments. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accrued liabilities was primarily due to employee costs. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with Bank of the West (see Note 20: Accounts Receivable Purchase Program). The decrease in prepaid expenses and other current assets was primarily due to insurance and property taxes.

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Nine months ended September 30,
	2024	2023	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(55,292)	$(53,956)	$(1,336)	(1)
Proceeds from sale of assets	695	1,481	(786)
Intangible asset additions	(8,317)	(7,742)	(575)
Proceeds from sale of investment securities	500	2,920	(2,420)	(2)
Net cash used in investing activities	$(62,414)	$(57,297)	$(5,117)
_______________________________
(1) Our purchases of property, plant and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2) Proceeds from the sale of our investment securities will vary from period to period based on the maturity dates of the investments.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Nine months ended September 30,
	2024	2023	Change
Financing Cash Flows:
Principal payments on long-term debt	(38,250)	(22,250)	(16,000)	(1)
Proceeds from exercise of stock options	5,883	4,022	1,861	(2)
Payments on finance leases	(775)	(681)	(94)
Payment of contingent earn-out liability	(2,600)	—	(2,600)	(3)
Tax withholding payments related to net share settlement of equity awards	(11,867)	(9,221)	(2,646)	(4)
Net cash used in financing activities	$(47,609)	$(28,130)	$(19,479)
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

(4)    During the nine months ended September 30, 2024, our employees surrendered 114,023 shares of our common stock from vested restricted stock unit awards as consideration for approximately $11.9 million in minimum statutory withholding obligations paid on their behalf. During the nine months ended September 30, 2023, our employees surrendered 58,089 shares of our common stock from vested restricted stock unit awards as consideration for approximately $9.2 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of September 30, 2024, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 16: Long-Term Debt in our accompanying condensed consolidated financial statements).

Critical Accounting Policies

In our 2023 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies from those previously disclosed in our 2023 Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 2: New Accounting Pronouncements Not Yet Adopted in Part I, Item 1. "Financial Statements."

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an applicable margin of 2.00% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.50%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from September 30, 2024, the additional annual interest expense or savings related to the term loans would amount to approximately $16.1 million.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna, Japanese Yen, Swedish Krona, Danish Krone, Chinese Renminbi, Canadian Dollar, U.S. Dollar, and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 7: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At September 30, 2024, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivative contracts by approximately $6.4 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the third quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
07/01/2024 — 07/31/2024	—	$—	—	$100,000,000
08/01/2024 — 08/31/2024	—	$—	—	$100,000,000
09/01/2024 — 09/30/2024	—	$—	—	$100,000,000
Third quarter of 2024 total	—	$—	—	$100,000,000
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

Item 5. Other Information

(a)    We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement.

On November 12, 2024, the Company and ICU Medical Sales, Inc., a Delaware corporation (collectively, the "ICU Medical Entities") entered into a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation ("OPF"). Pursuant to the Agreement, prior to closing, the ICU Medical Entities will form a Delaware limited liability company (the "LLC") and the ICU Medical Entities and the LLC shall enter into a contribution agreement under which the ICU Medical Entities shall transfer the assets, liabilities and operations that comprise the IV Solutions product line to the LLC.

At the closing, OPF will acquire a 60% equity interest in the LLC from the ICU Medical Entities. Pursuant to the Agreement, the consideration receivable by the ICU Medical Entities is comprised of (a) estimated cash consideration of approximately $200 million at closing and (b) a milestone payment paid by OPF to the Company for any incremental revenue and incremental gross profit recognized by the LLC, as calculated under the terms of the Agreement upon the final determination of the LLC's audited financial statements for the year-ending and as of December 31, 2026.

The Agreement contains customary representations, warranties, and covenants of each of the ICU Medical Entities and OPF. The Agreement further provides that, subject to certain limitations, the ICU Medical Entities and OPF will each indemnify the other for certain losses arising from such breaches of representations, warranties, and covenants and liabilities allocated to such party pursuant to the terms of the Agreement. Additionally, at closing, the LLC, ICU Medical Entities and OPF will enter into an operating agreement, and the LLC and the Company will enter into one or more commercial agreements, a services agreement and a license agreement, which will provide for, among other things, certain administrative, marketing, distribution, sales support and logistic services to the LLC for a specified period of time.

We believe that OPF’s scale, experience with U.S. partnerships, and demonstrated long-term commitments will help bring supply chain resiliency and innovation to the North American IV solutions market.

The foregoing summary of the Agreement is not complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached hereto as Exhibit 2.3 and incorporated herein by reference.

(b)    None.

(c)    During the three months ended September 30, 2024, none of the Company's directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.3	Purchase Agreement, dated November 12, 2024, by and between ICU Medical, Inc., a Delaware corporation, ICU Medical Sales, Inc., a Delaware corporation and Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation.	*
3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-34634).
3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on November 3, 2023 (File No. 001-34634).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 3020 (File No. 001-34634).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	November 12, 2024
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)