Form 10-K
period 2024-12-31
ICU MEDICAL INC/DE
filed 2025-02-27
CIK 883984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2024, the last business day of registrant’s most recently completed second fiscal quarter, was $2,671,423,750.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2025 was 24,519,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2025 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Report.

ICU Medical, Inc.
Form 10-K
For the Year Ended December 31, 2024

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present and historical fact, contained in this Annual Report on Form 10-K, including, without limitation, statements regarding: our future results of operations and financial position, business strategy and approach; the projected timeline as well as the anticipated benefits and costs associated with our purchase agreement with OPF (as defined below); expected capital expenditures; anticipated consumer demand; supply chain constraints; the expected impact of macroeconomic developments, such as foreign exchange, inflation and interest rates, and new accounting and tax regulations; tariffs; as well as plans and objectives of management for future operations, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

The forward looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including without limitation, the following:

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
•significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs for certain countries, particularly Mexico, will escalate trade wars and will have a material adverse effect on our results of operations.
•continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement;
•disruptions at the FDA, other government agencies or notified bodies caused by funding shortages, global health concerns, or turnover of personnel;
•failure to protect our information technology systems against security breaches, service interruptions, or misappropriation of data;
•our exposure to risks related to foreign currency exchange rates;
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
•our failure to effectively complete the integration of our business resulting from the Smiths Medical acquisition or manage our growth and changes to our business resulting from any other future acquisitions; and
•our use of a significant portion of our cash on hand and incurrence of a substantial amount of debt to finance the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

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

•Significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs for certain countries, particularly Mexico, can escalate trade wars and could have a meaningful adverse effect on our results of operations.

•Continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement may adversely affect our prices. If we cannot reduce manufacturing costs of existing and new products to counteract such pricing pressures, our sales may not grow and our profitability may decline.

•Our ability to market, distribute and sell our products in the U.S. and other countries may be adversely affected if our products fail to comply with the existing laws and regulations, and applicable requirements of the FDA, governmental agencies in other countries, and notified bodies.

•If we or our component manufacturers fail to comply with the FDA's Quality System Regulation or Good Manufacturing Practice regulations or other requirements, our manufacturing operations could be interrupted, and our product sales and operating results could suffer. In particular, if we are unable to resolve or close-out the Warning Letter dated October 1, 2021, received by Smiths Medical ASD, Inc. from the Minneapolis, Minnesota Facility following a February to March 2021 inspection, we could suffer significant sanctions which may impact our ability to sell products globally.

•Disruptions at the FDA, other government agencies or notified bodies caused by funding shortages, global health concerns, or personnel turnover could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, approved, certified, or commercialized in a timely manner, or at all, which could negatively impact our business.

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

•The Smiths Medical acquisition completed in January 2022 has resulted in organizational changes and an increase in size to our business. If we fail to effectively complete the integration of our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

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

Company Background and Overview of Business

ICU develops, manufactures and sells innovative medical products used in infusion therapy, vascular access, and vital care applications. Our team is focused on providing quality, innovation and value to our clinical customers worldwide. ICU's product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, peripheral IV catheters, sharps safety products, and sterile IV solutions; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products.

Headquartered in San Clemente, California, ICU was founded in 1984. Our primary customers are acute care hospitals, wholesalers, ambulatory clinics and alternate site facilities, such as outpatient clinics, home health care providers, and long-term care facilities. Since our inception we have grown organically and through acquisitions.

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

In January 2022, we acquired Smiths Medical 2020 Limited (“Smiths Medical”), the holding company of Smiths Group plc’s ("Smiths") global medical device business. The Smiths Medical acquisition complemented and broadened our preexisting product portfolio by adding syringe and ambulatory infusion devices, vascular access, and vital care products, and we believe has significantly strengthened and expanded our global market reach.

In November 2024, we entered into a purchase agreement with Otsuka Pharmaceutical Factory America, Inc. (“Otsuka”), a global IV solutions manufacturing subsidiary of Otsuka Holdings Co., Ltd. Under the agreement, a joint venture will be formed among the Company and ICU Medical Sales, Inc., a wholly owned subsidiary of the Company (collectively, the “ICU Medical Entities”), and Otsuka, to provide additional supply chain resiliency and innovation to our North American IV solutions market under commercial agreements, a services agreement and a license agreement. The transaction is expected to be completed during the second quarter of 2025.

Products

Our primary product offerings are described below.

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

Oncology

Closed System Transfer Devices ("CSTD") and hazardous drug compounding systems are used to prepare and deliver hazardous IV medications such as those used in chemotherapy, which, if released, can have harmful effects on the healthcare worker and environment. Our primary Oncology products are:

•ChemoLockTM CSTD (“ChemoLock”), which utilizes a proprietary needlefree connection method, is used for the preparation and administration of hazardous drugs. ChemoLock is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury;

•ChemoClaveTM (“ChemoClave”), an ISO Connection standard and universally compatible CSTD used for the preparation and administration of hazardous drugs. ChemoClave utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems. ChemoClave also is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminate the risk of needlestick injury; and

•Deltec® GRIPPER® non-coring needles for portal access.

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

Infusion Systems

We offer a comprehensive portfolio of infusion pumps, dedicated IV sets, software and professional services to meet the wide range of infusion needs. Our primary Infusion System products are:

Large Volume Pump ("LVP") Hardware:

•Plum 360™ infusion pumps feature a unique delivery system that helps to enhance patient safety and workflow efficiency. The pumps work with PlumSet™ dedicated IV sets that include an air trap to help minimize interruptions and a direct connection to the secondary line that eliminates the risk of setup errors and enables concurrent delivery of two compatible medications through a single line. Plum 360 has been named Best in KLAS for eight years in a row (2018, 2019, 2020, 2023 – Best in KLAS Smart Pump Traditional; 2021, 2022, 2023, 2024, 2025 Best in KLAS Smart Pump EMR Integrated) and was the first medical device to be awarded UL Cybersecurity Assurance Program Certification.

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

    IV Medication Safety Software:

•ICU Medical MedNet™ software is an enterprise-class medication management platform that can help reduce medication errors, improve quality of care, streamline workflows and maximize revenue capture. ICU Medical MedNet connects our industry-leading Plum 360 smart pumps to a hospital’s electronic health record ("EHR"), asset tracking systems, and alarm notification platforms to further enhance infusion safety and efficiency.

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
•TriOx™ venous oximetry catheters;
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

Manufacturing

Facilities

Our manufacturing facilities are concentrated in the United States, Costa Rica, Mexico, and Czech Republic. See Part I, Item 2 of this Annual Report on Form 10-K. Additionally, we have historically relied on certain outside manufacturers for certain product lines in Infusion Systems.

We operate regional device service centers, in a number of locations, including Salt Lake City, Utah, U.S., Grasbrunn, Germany; Sligo, Ireland; San Laurent; Quebec, Canada; Taipei, Taiwan and Rydalmere, Australia. See Part I, Item 2 of this Annual Report on Form 10-K.

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

Sales, Marketing and Administration

We sell globally through our own direct sales force and through independent distributors. We currently serve customers in over 100 countries throughout the world. The majority of our sales is denominated in U.S. dollars and we have sales denominated in Euros, Canadian dollars, Japanese Yen, British Pound and Australian dollars as well as other currencies. In 2024, 2023, and 2022, we had worldwide net sales to a single distributor of 18%, 16%, and 15% of consolidated net sales, respectively.

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

Medical Device Regulation in the U.S.

The majority of our products are regulated by the FDA as medical devices in the U.S. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a pre-market notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, or approval from the FDA of a pre-market approval ("PMA") application. Under the FDC Act, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I devices are those that pose the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA's General Controls for medical devices, which include compliance with the applicable portions of current good manufacturing practices ("cGMPs") for medical devices currently known as the Quality System Regulation ("QSR"), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA's General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed into Class III.

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

In the PMA application process, the applicant must demonstrate to the satisfaction of the FDA that the device is safe and effective for its intended use. This approval process applies to most Class III devices, and generally requires clinical data to support the safety and effectiveness of the device, obtained in adherence with IDE requirements. Following receipt of a PMA application, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDC Act to complete its review of a PMA, although in practice, the FDA's review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel's recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers' or suppliers' facilities to ensure compliance with the QSR, which will be replaced by the QMSR, as defined below, beginning in February of 2026. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement, or in some cases a new PMA.

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

Drug Regulation in the U.S.

Certain of our IV solutions products are regulated by the FDA as drugs. In the U.S., the FDA regulates drugs under the FDC Act and its implementing regulations. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

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

•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to preserve the product's continued safety, purity and potency, and of potential inspection of selected clinical investigation sites to assess compliance with Good Clinical Practices; and

•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the U.S.

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

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the "EU Medical Devices Directive") which has been repealed and replaced by Regulation (EU) No 2017/745 (the "EU Medical Devices Regulation"). Our current certificates have been granted under the EU Medical Devices Directive. In accordance with the EU Medical Devices Regulation’s recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled as may be assessed by the notified body. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation and comply with the requirements of notified bodies.

In the EU, there is currently no premarket government review of medical devices. However, the EU requires that all medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the general safety and performance requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that general safety and performance requirements.

Compliance with the general safety and performance requirements of the EU Medical Devices Regulation is a prerequisite for European Conformity marking (“CE mark”) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I), where the manufacturer can issue an EC declaration of conformity based on a self-assessment of the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the process of the product authorization in accordance with the EU Medical Devices Directive, the manufacturer will be subject to, by the notified body, periodic surveillance audits and other certifications to verify continued compliance with the applicable requirements of the EU Medical Devices Directive. Among other activities, in particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

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

Brexit and the UK Regulatory Framework

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

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the MHRA confirmed that the core elements of the new framework are now expected to be in place in 2025, while draft legislation for priority measures to enhance post-market surveillance were laid before parliament in October 2024. In addition, on November 14, 2024, the MHRA launched a new consultation on proposals to update the regulatory framework for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed (“UKCA”) mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. The MHRA consultation was opened until January 5, 2025 and it is expected that secondary legislation implementing the proposals would be introduced in 2025.

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

Under the terms of the Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a UK Northern Ireland (“UKNI”) mark is applied and the device may only be placed on the market in Northern Ireland and not the EU.

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

Coverage and Reimbursement

Our profitability and operations are subject to changes in legislative, regulatory and reimbursement policies and decisions as well as changes in private payer reimbursement coverage and payment decisions and policies. Our products are purchased by hospitals, physicians and other healthcare providers that typically bill various third-party payors, such as governmental programs, private insurance plans and managed care plans, for the healthcare services and products provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for healthcare services and products from third-party payors is critical because it affects which products customers purchase and the prices they are willing to pay since our products are not separately reimbursed by any third-party payor. Third-party payors are increasingly reducing coverage and reimbursement for certain healthcare services and products and challenging prices charged for healthcare services and products.

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

EU Healthcare Reform

Additional healthcare reform measures in the EU may be adopted in the future as well. For instance, in December 2021, Regulation (EU) No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it only began to apply from January 2025 onwards, with preparatory and implementation-related steps that took place in the interim. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Consumables

We believe that our ability to effectively compete in the Consumables market depends upon our ability to differentiate our products based on continued innovation, safety, quality, convenience, reliability, patent protection, ease of use and the pricing of our products, in addition to the access to distribution channels. We encounter significant competition in this market both from global, large, established medical device manufacturers and from smaller companies. We compete with products and systems marketed by Becton Dickinson ("BD"), Baxter International ("Baxter"), B. Braun Medical, Inc. ("B. Braun"), Angiodynamics, Teleflex, EquaShield and Medtronic.

Infusion Systems

We face strong global competitors in the Infusion Systems market. In the U.S. our competitors include BD, Baxter, B. Braun, Moog Medical, and Fresenius Kabi, a division of Fresenius Group. Outside of the U.S., our primary competitors are BD, B. Braun, Fresenius, and a large number of local market pump manufacturers. These competitors benefit from greater financial, research and development and marketing resources than we have. The smart pump market in recent years has been troubled with security concerns and product recalls. We believe our ability to effectively compete will be determined by our ability to build our brand strength using the development of technological advancements aimed at increasing the quality, reliability, safety and security of our pumps while at the same time focusing on manufacturing efficiency and cost-effectiveness, which are operationally challenging with evolving product lines.

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

Our success will depend in part on our ability to obtain, maintain and enforce patent protection for our products and to operate without infringing on the proprietary rights of third parties. While we have obtained certain patents and applied for additional U.S. and foreign patents covering certain of our products, there is no assurance that the scope of any patent protection will prevent competitors from introducing similar or competing devices or that any of our patents will be held valid if subsequently challenged. We can also lose patent protection through expiration. The inability to obtain effective patent protection or the loss of patent protection on a specific product line could adversely affect our ability to exclude other companies from producing effective competitive products. The loss of a significant portion of our patent portfolio could have an adverse impact on our financial results.

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

Seasonality/Quarterly Results

Our business is not significantly impacted by seasonal aspects. We can, however, experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which can be driven by global health crisis or pandemics, as well as fluctuations due to supply constraints as a result of other macroeconomic and global geopolitical events. Our expenses do not typically fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

Research and Development

We continue to invest in certain research and development ("R&D") projects to drive future growth and to remain competitive in our product lines. Our main R&D facilities are located in the U.S and India. Our R&D costs primarily relate to headcount and employment expense in support of the ongoing development of new products. Research and development costs were $88.6 million in 2024, $85.3 million in 2023 and $93.0 million in 2022.

Human Capital Management

We believe our employees are the foundation of our business and are key to executing our strategy globally. The knowledge, skills and abilities of our workforce is paramount in upholding our mission of connecting patients and caregivers through safe, life-saving, life enhancing IV therapy products, systems, and services.

We believe the health and well-being of our employees are cornerstones for our successful operations. Whether you are a machine operator in one of our manufacturing locations, a material handler in a distribution center, a service technician supporting our products in the field, or a clinician training customers on the use of our products in a hospital, we strive to prioritize the safety of our team members. This includes designing our work environments intended to prioritize safety first, providing personal protective equipment and safety training beginning day one.

Our ability to attract and retain talented individuals globally begins with our commitment to offer a career that gives people a unique opportunity to work in an exhilarating, fast-paced, inspiring, and collaborative environment where what they do makes a difference. We believe we offer competitive salaries and benefit packages to our employees as well as select participation in incentive plans based on individual and company performance.

We believe the development of our workforce is critical for personal growth and the success of our company as well. We reinforce this with challenging, yet rewarding assignments, continued learning and training programs through our global iLearning platform, and support continued education globally through tuition reimbursement programs. Our team believes in collaboration and removing barriers to communication—all with the goal of creating an environment where innovation and creativity can flourish. This is principal for us in attracting, developing, retaining and rewarding talent on a global scale.

Finally, we believe that our leadership team, with its broad, and deep category knowledge and averaging approximately 22 years of experience in IV therapy has the necessary experience to effectively lead the execution of our strategy.

At December 31, 2024, we had approximately 15,000 employees located in over 35 countries.

Geographic Data

Information regarding financial data by geography is set forth in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K in Notes 5 and 6 to the Consolidated Financial Statements, and is incorporated herein by reference.

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

Our production tooling is relatively expensive, with each "module," which consists of an automated assembly machine and the molds and molding machines that mold the components, costing several million dollars. The modules are utilized for certain products. If the demand for these products changes significantly, which could happen with the loss of customers or a change in product mix, it may be necessary for us to recognize an impairment charge for the value of the production tooling because its cost may not be recovered through production of saleable product, which could adversely affect our financial condition.

We have been and will be ordering production molds and equipment for our new products. We expect to order semi-automated or fully automated assembly machines for certain products in 2025. If we do not achieve significant sales of these new/transitioned products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because its costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

Product development requires substantial investment that may be difficult for us to fund and may be challenging to recover through commercial product sales.

Innovations generally require a substantial investment in product development before we can determine their commercial viability, and we may not have the financial resources necessary to fund these innovations. Even if we succeed in creating new product candidates from these innovations, we may still fail to successfully commercialize such products. The success of new medical device products depends on several factors, including our ability to anticipate and meet customers' or patients' needs, obtain timely regulatory approvals, clearances or certifications, and manufacture quality products in an economic and timely manner. Even if we are able to develop successful new products or enhancements, we may not produce sales exceeding the costs of development, and we may not avoid infringing the proprietary rights of third parties. Moreover, innovations may not be successful due to difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies or notified bodies, or obtaining favorable pricing on those products. Finally, innovations may not be accepted in the marketplace quickly or at all because of, among other things, entrenched patterns of clinical practice and uncertainty over third-party reimbursement.

If we do not successfully develop and commercialize enhanced or new products that remain competitive with new products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired.

The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success and profit margins depend upon the development and successful commercialization of new products, new or improved technologies and additional applications of our technology. The research and development process is time-consuming and costly, and may not result in products or applications that we can successfully commercialize.  We can give no assurance that we will be able to successfully develop and commercialize enhanced or new products or that they will be accepted in the marketplace. Even if we successfully develop and commercialize enhanced or new products, they may be quickly rendered obsolete by competitors’ innovations, changing customer preferences, or changing industry or regulatory standards.

Cost volatility or loss of supply of our raw materials could have an adverse effect on our profitability.

Most of the materials used in our products are resins, plastics and other material that depend upon oil or natural gas as their raw material. Crude oil and natural gas prices have been volatile in recent years. Crude oil markets have historically been affected by political uncertainty in the Middle East and more recently, by the conflict in Ukraine. As the current conflict in the Middle East and Ukraine continues and geopolitical tensions rise in the region or globally, there is no assurance that crude oil supplies will not be interrupted or crude oil prices will not rise in the future. New laws or regulations adopted in response to climate change could also increase energy costs as well as the costs of certain raw materials and components. Any such regulations or interruptions could have an adverse effect on our ability to produce, or the cost to produce, our products. Our suppliers have historically passed some of their cost increases on to us, and if such prices are sustained or increase further, our suppliers may pass further cost increases on to us. In addition to the effect on resin prices, transportation costs have increased because of the effect of higher crude oil prices, and we believe most of these costs have been passed on to us. Our ability to recover these increased costs may depend upon our ability to raise prices on our products. In certain cases, we may be unable to pass along increased costs to our customers if they are under long-term fixed price contracts. In the past, we have rarely raised prices and it is uncertain that we would be able to raise them to recover higher prices from our suppliers. Our inability to raise prices in those circumstances, or to otherwise recover these costs, could have an adverse effect on our profitability.

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

Global macroeconomic conditions and geopolitical tensions and resulting impacts therefrom, for example, heightened inflation, higher interest rates and capital costs, and currency rate fluctuations have resulted in, and may continue to result in, increased raw material costs, higher shipping costs, higher labor costs, and global supply chain disruptions. In 2022, we experienced these supply chain disruptions, increased raw material costs and shipping costs, as prices on several commodities, including oil and gas, increased as a result of the conflict in Ukraine and its impact on the global economy. Although these costs were less volatile in 2023 and 2024, we may continue to experience these inflationary increases in our manufacturing costs and operating expenses, including higher materials and labor costs, as well as negative impacts on our operating results from the strengthening of the U.S. dollar relative to foreign currencies weakening exchange rates. See the risk factor titled “Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates” under the “Geographic Risks” subsection for a discussion of risks related to foreign currency exchange rates.

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

Increasing awareness of healthcare costs, public interest in healthcare reform and continuing pressure from Medicare, Medicaid, GPOs and other payors, both domestic and international, to reduce costs in the healthcare industry, as well as increasing competition from other protective products, could make it more difficult for us to sell our products at current prices. Our products are purchased by hospitals, physicians and other healthcare providers that typically bill various third-party payors, such as governmental programs, private insurance plans and managed care plans, for the healthcare services and products provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for healthcare services and products from third-party payors is critical because it affects the kinds of products customers purchase and the prices they are willing to pay. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products or if the costs to manufacture our products exceeds the price at which we are able to sell our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

Disruptions at the FDA, other government agencies or notified bodies caused by funding shortages, global health concerns, or personnel turnover could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, approved, certified, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA, foreign regulatory authorities and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency's ability to hire and retain key leadership and other personnel and accept the payment of user fees, and other events that may otherwise affect the government's ability to perform routine functions. Average review times at the FDA, other government agencies, foreign regulatory authorities and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

For instance, in the European Union ("EU"), notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process, which is significantly stricter under the new Regulation, has experienced considerable delays. Despite a recent increase in designations, the current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This situation may impact the way we are conducting our business in the EU and the European Economic Area ("EEA") and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

Failure to protect our information technology systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.

We collect and maintain information in digital form that is necessary to conduct our business, and we depend heavily on information technology infrastructure and systems to achieve our business objectives. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information. Any incident that impairs or compromises this infrastructure, including security breaches, malicious attacks or more general service interruptions, could impede our ability to process orders, manufacture and ship product in a timely manner, protect sensitive data and otherwise carry on business in the normal course. Any such events could result in the loss of customers, revenue, or both, and could require us to incur significant expense to remediate, including legal claims or proceedings. Further, as cybersecurity related incidents continue to evolve, and regulatory focus on these issues continues to expand, additional investment in protective measures, and vulnerability remediation, may be required.

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants, which support our operations. Despite the implementation of security measures, our information technology systems, and those of third parties on which we rely, are vulnerable to attack, interruption and damage from, among others, computer viruses, malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyber-attacks or cyber-intrusions over the Internet, phishing and other social engineering schemes, human error, theft or misuse by persons inside our organization, or persons with access to systems inside our organization, fraud, denial or degradation of service attacks and sophisticated nation-state and nation-state-supported actors or similar disruptive problems. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers have been in the past and may from time to time in the future be subject to cyberattacks and security incidents. Data security breaches and other cybersecurity incidents may result from, for example, non-technical means (e.g., actions by employees or contractors), system failure, accident or unauthorized access. Any such security breach may compromise information stored on our networks or those of third parties on which we rely and may result in significant data losses or theft of personally identifiable information. Any compromise of our security could result in a violation of applicable security, privacy or data protection, consumer and other laws, legal claims and proceedings (such as class actions), regulatory or other governmental investigations, enforcement actions, disruption of our internal operations, and financial exposure, including potential contractual liability, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we expect to form strategic relationships. Any such compromise could also result in damage to our reputation and a loss of confidence in our security and privacy or data protection measures. Any of these effects could materially and adversely affect our business, financial condition and results of operations. Our cyber liability insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from such an interruption or breach. Furthermore, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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

The public equity market can be highly volatile, and we have experienced significant volatility in the price of our common stock in the past. We believe that factors such as quarter-to-quarter fluctuations in financial results, differences between stock analysts’ expectations and actual quarterly and annual results, new product introductions by us or our competitors, acquisitions or divestitures, changing regulatory environments, litigation, changes in healthcare reimbursement policies, sales or the perception in the market of possible sales of common stock by insiders, market rumors, general macroeconomic trends (including as a result of pandemics or other health outbreaks, geopolitical tensions and uncertainties) and substantial product orders could contribute to the volatility in the price of our common stock.

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for approximately 59% of our outstanding shares at the end of 2024. If one or more of the institutions or if our other large stockholders should decide to reduce or eliminate their position in our common stock, it could cause a significant decrease in the price of our common stock.

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

The increasing focus on sustainability and environmental, social and governance ("ESG") initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, patients, the media, governmental and nongovernmental organizations and other stakeholders on a variety of sustainability and ESG matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of risk mitigation strategies related to sustainability. Expectations regarding the management of ESG initiatives also continue to evolve rapidly. While we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, policies or goals) to improve our ESG profile or respond to stakeholder expectations, we cannot guarantee that these initiatives will have the desired effect. If we are not effective in addressing the sustainability and ESG matters affecting our business, or setting and meeting relevant goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such matters, we may experience increased costs as a result of executing upon our sustainability and ESG goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business, operations and financial condition.

In addition, we operate in various jurisdictions that have adopted or proposed laws and regulations related to sustainability and ESG reporting. For example, we and our subsidiaries may be subject to the European Union’s Corporate Sustainability Reporting Directive, which requires in scope entities to provide detailed reporting on various climate change and sustainability topics. California’s Climate Corporate Data Accountability Act, Climate-Related Financial Risk Act, both of which are being challenged in federal courts, and Voluntary Carbon Market Disclosures Act would require third-party assurance of greenhouse gas emissions information for certain entities, climate-related financial risk reporting and disclosures regarding carbon reduction claims. The SEC’s climate disclosure rule, if it is enforced by the current administration and survives its current federal court challenge, would require new climate-related disclosures in SEC filings and audited financial statements. We may also be subject to the International Sustainability Standards Board’s sustainability and climate disclosure standards, to the extent adopted by jurisdictions in which we operate, among other regulations or requirements. Operating in more than one jurisdiction is likely to make our compliance with sustainability and ESG rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such sustainability and ESG matters may also impact our suppliers and customers, which may augment or cause additional impacts on our business, financial condition, or results of operations.

Business and Operating Risks

Damage to, or interruptions at, any of our manufacturing facilities or our suppliers' facilities could impair our ability to produce our products.

A severe weather event, including climate change-related severe weather or disasters, other natural or man-made disasters, or any other significant disruption, such as global epidemics/pandemics, the impact of war or political instability, work stoppages, labor shortages and similar interruptions affecting our manufacturing facilities or our suppliers and logistics partners could materially and adversely impact our business, financial condition and results of operations. For example, the impact of COVID-19 caused us to temporarily shut down some of our facilities in 2021.

We have a single manufacturing facility for our Clave products located in Salt Lake City, Utah. Our Salt Lake City facility also produces other components on which our manufacturing operations in Ensenada, Mexico and Costa Rica rely. Our IV Solutions are manufactured at our manufacturing facility in Austin, Texas or our suppliers’ facilities. We also operate various other manufacturing facilities in the U.S., Mexico, Italy and Czech Republic. If our facilities or our suppliers' facilities are inoperable, for even a short period of time, it could adversely affect our ability to manufacture and distribute our products in a timely or cost-effective manner, and our ability to make product sales. Furthermore, our facilities and the equipment we use to perform our manufacturing processes could be unavailable or costly and time-consuming to repair or replace.

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

Additionally, any performance failure on the part of our suppliers could delay the development and manufacture of our products, which could have a material adverse effect on our business. Due to the highly competitive nature of the healthcare industry and the cost controls of our customers and third-party payors, as well as entering into long-term fixed price contracts, we may be unable to pass along cost increases for any key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases and we are unable to fully recover those increased costs through price increases or offset these increases through other cost reductions, we could experience an adverse effect on our results of operations and financial condition.

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

The credit agreement governing our Senior Secured Credit Facilities contains, among other things, certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends, enter into certain transactions with affiliates, and transfer or dispose of assets as well as financial covenants. While we have not previously breached and are not currently in breach of these or any other covenants contained in our credit agreement, our ability to comply with these covenants may be affected by events beyond our control, including health crises and global pandemics, other geopolitical events, supply chain interruptions or general economic environment, including high inflation and interest rates. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business. As such, these restrictive covenants contained in our Senior Secured Credit Facility may restrict our ability to pursue our business strategies.

Significant sales through distributors expose us to risks that could have a material effect on our results of operations.

For the years ended December 31, 2024 and 2023, business from a single distributor accounted for approximately 18% and 16% of our consolidated revenues, respectively. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Additionally, distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, any of which could have a material adverse effect on our business and results of operations.

Legal, Compliance, and Regulatory Risks

Our ability to market, distribute and sell our products in the U.S. and other countries may be adversely affected if our products fail to comply with the existing laws and regulations, and applicable requirements of the FDA, governmental agencies in other countries, and notified bodies.

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

In addition, new and changing laws, regulations, executive orders and other governmental actions, particularly from the new presidential administration, may also create uncertainty about how laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially affect our business may be announced with little or no advance notice, and we may be unable to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.

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

In addition, the EU landscape concerning medical devices recently evolved. On May 26, 2021, the EU Medical Devices Regulation became applicable and repealed and replaced the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled as may be assessed by the notified body. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements and comply with the requirements of the notified body.

Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. Compliance with these requirements is a prerequisite to be able to affix the European Conformity ("CE") mark to our products, without which they cannot be sold or marketed in the EU. See – Government Regulation. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements including as determined by a notified body would also prevent us from selling our products in these geographies.

The rules applicable in Great Britain differ from the EEA as a result of Brexit. On June 26, 2022, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) published its response to a 10-week consultation on the future regulation of medical devices in the United Kingdom (“UK”). The MHRA proposes amendments to the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic regulation, and foster sustainability through the reuse and remanufacture of medical devices. The MHRA has stated that it continues its intention to implement the proposals from such consultation through secondary legislation. In addition, on November 14, 2024, the MHRA launched a new consultation on proposals to update the regulatory framework for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed (“UKCA”) mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. The MHRA consultation was opened until January 5, 2025, and it is expected that secondary legislation implementing the proposals would be introduced in 2025. The divergence of the new UK rules from EU law could adversely affect or delay our ability to obtain approval for our products in the UK, which could adversely affect our ability to grow our business. See “Part 1, Item 1. Government Regulation - Regulation of Medical Devices in the European Union – Brexit and the UK Regulatory Framework.”

If we or our component manufacturers fail to comply with the FDA's Quality System Regulation or Good Manufacturing Practice regulations or other requirements, our manufacturing operations could be interrupted, and our product sales and operating results could suffer. In particular, if we are unable to resolve or close-out the Warning Letter dated October 1, 2021, received by Smiths Medical ASD, Inc. from the Minneapolis, Minnesota Facility following a February to March 2021 inspection, we could suffer significant sanctions which may impact our ability to sell products globally.

In the United States, we and some of our component manufacturers are required to comply with regulatory requirements known as the FDA's QSR, a complex regulatory scheme which currently covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The QSR applies to the manufacture of medical device components and finished medical devices. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with other applicable cGMPs for our products, we cannot provide assurance that any future inspection will not result in adverse findings. For example, on October 1, 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Minneapolis, Minnesota Facility during February to March 30, 2021. The Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the QSR. There is no guarantee that we will be able to successfully resolve the issues identified in the Warning Letter or do so in a timely manner or that similar compliance issues will not be identified in a future FDA inspection. If we are unable to resolve the Warning Letter, we may be subject to the sanctions listed below.

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

We are subject to various federal, state and foreign laws that govern the collection, use, disclosure, retention and security of personal information, including patient health information and information that we may collect in connection with clinical trials. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators', service providers' and contractors' ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. In the U.S., numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the Federal Trade Commission Act (the "FTC Act")). For example, the privacy, security and breach notification rules promulgated under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively ("HIPAA") establish a set of national privacy and security standards for the protection of protected health information ("PHI") by health plans, health care clearinghouses and certain health care providers, called covered entities, and the business associates with whom such covered entities contract for services that involve creating, receiving, maintaining or transmitting PHI, as well as their covered subcontractors. HIPAA also requires covered entities to provide individuals with certain rights with respect to their PHI, and requires covered entities to enter into a written business associate contract or other arrangement with the business associate that establishes specifically what the business associate has been engaged to do and requires the business associate to comply with the requirements of HIPAA.

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

Certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information;, and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

Furthermore, the FTC and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers' personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

Foreign data protection laws, including the General Data Protection Regulation (the "GDPR"), which became effective in May 2018, and EU and EEA member state data protection legislation, may also apply to health-related and other personal data obtained outside of the U.S. The GDPR imposes strict requirements for processing the personal data of individuals within the EEA or in the context of our activities within the EEA. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process data about them. Fines for non-compliance with the GDPR are significant - the greater of €20 million or 4% of global turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). The GDPR provides that EU and EEA member states may impose further obligations relating to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Economic Area, or the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must now be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue as supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. We could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it only began to apply from January 2025 onwards, with preparatory and implementation-related steps that took place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

The use of our products exposes us to an inherent risk of product liability. Further, the medical device industry has historically been subject to extensive litigation and we cannot offer any assurance that we will not face product liability or other lawsuits in the future. Patients, healthcare workers, healthcare providers or others who claim that our products have resulted in injury could initiate product liability litigation seeking large damage awards against us. Costs of the defense of such litigation, even if successful, could be substantial. We maintain insurance against product liability and defense costs in the amount of $50 million per occurrence. However, legal proceedings are inherently unpredictable, and the outcome can result in judgments that affect how we operate our business, or we may enter into settlements of claims for monetary damages that exceed our insurance coverage, if any is available. A successful claim against us in excess of insurance coverage could materially and adversely affect us, and result in substantial liabilities and reputational harm including product recalls or withdrawals from the market, withdrawal of clinical trial participants or clinical studies, the inability to commercialize our existing or new products, distraction of management’s attention from our primary business or decreased demand for our products or, if cleared or approved, products in development.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. For example, in June 2024, Smiths Medical ASD initiated Class 1 recalls with respect to certain tracheostomy tube kits, and, in May 2024, Smiths Medical

ASD initiated Class 1 recalls for certain paraPAC plus ventilators. We can provide no assurance that our efforts to work with the FDA to complete, and ultimately close, these product recalls, and any recalls that may occur in the future, will be accomplished in a timely manner, or at all. In addition, the costs associated with conducting and closing these or any other product recalls, including any liabilities we may incur, could have a material adverse effect on our business, financial condition and results of operations.

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

Geographic Risks

Significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs for certain countries, particularly Mexico, can escalate trade wars and could have a meaningful adverse effect on our results of operations.

A significant amount of our products are manufactured outside of the U.S. In certain years, the U.S. government has initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including Canada, China and Mexico, have retaliated imposing tariffs on certain U.S. goods. In January 2025, the current administration issued executive orders imposing additional tariffs on imported goods from Canada, Mexico, and China and in response Canada immediately announced similar tariffs on U.S. imports. Imposed tariffs and retaliatory responses to these and further trade measures could prevent or make it difficult and will be more costly for us to import goods. They could also potentially disrupt our existing supply chains and impose additional costs on our business, including, without limitation, costs with respect to raw materials upon which our business depends. The most significant potential impact to us is the additional tariffs on Mexican imports, which could result in a meaningful impact to our results of operations due to our manufacturing facilities in Mexico. Increased tariffs could require us to increase our prices, which likely could decrease demand for our products, and in certain cases we may be unable to pass along increased costs to our customers if they are under long-term fixed price contracts. Additionally, we are subject to income taxes in the U.S. and numerous foreign jurisdictions. Any significant changes in current tax policies could have a material adverse effect on our results of operations.

Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates.

We face exposure to adverse movements in foreign currency exchange rates due to our operations in foreign markets through our foreign subsidiaries and other international distributors. Our primary foreign currency exchange rate exposures are currently with the Euro, Mexican Peso, Canadian Dollar, Czech Koruna, Japanese Yen, Chinese Renminbi, and the Australian Dollar against the U.S. dollar. Our income and expenses are based on a mix of currencies, and a decline in one currency relative to the other currencies could adversely affect our operating results. Furthermore, our operating results are reported in U.S. dollars, using the exchange rate in effect at the balance sheet date, or, for revenues and expenses, using the average monthly exchange rates during the year. Accordingly, our operating results have been and continue to be subject to volatility due to fluctuations in foreign currency exchange rates. Generally, when the U.S. dollar weakens against these currencies, the dollar value of foreign-currency denominated revenue and expense increases, and when the U.S. dollar strengthens against these currencies, the dollar value of foreign-currency denominated revenue and expense decreases. We are also exposed to foreign currency risk on outstanding foreign currency denominated receivables and payables. Currency exchange rates have been especially volatile in the recent past. Accordingly, changes in foreign currency exchange rates have adversely affected and may continue to adversely affect our results of operations. During 2024, we recorded $9.8 million in foreign exchange losses due to the volatility of foreign exchange rates later in the year such as the strengthening of the US dollar relative to most of our selling currencies in foreign jurisdictions which impacted margins and the devaluation of the Argentine Peso. See Item 7.

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

We operate in a global market and global operations are subject to a number of risks. Sales to customers outside of the U.S. composed approximately 36% of our revenues in 2024 and as our operations and sales located in Europe and other areas outside the U.S. increase, we may face new challenges and uncertainties, although we can give no assurance that such operations and sales will increase.

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
•changing geopolitical conditions arising from political instability and any actual or anticipated military or political conflicts;
•economic instability in other parts of the world and the impact on interest rates, inflation and the credit worthiness of our customers in foreign countries, such as the devaluation of the Argentine Peso;
•tariffs on products imported to the U.S.;
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

Risks Related to our Strategic Transactions

The Smiths Medical acquisition completed in January 2022 has resulted in organizational changes and an increase in size to our business. If we fail to effectively complete the integration of our business in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

The Smiths Medical acquisition has resulted in significant growth in our personnel and operations, adding approximately 6,700 employees to our headcount at the time of acquisition. Our total headcount as of December 31, 2024 was approximately 15,000 employees. We have incurred and continue to incur significant expenditures and the allocation of management time to assimilate the Smiths Medical employees in a manner that preserves the key aspects of our corporate culture, including a focus on strong customer satisfaction, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate, train and manage our combined employee base and maintain strong customer relationships, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

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

Any one or all of these factors may increase operating costs or lower anticipated financial performance. Achieving the anticipated benefits and the potential benefits underlying our reasons for the Smiths Medical business acquisition will depend on successful integration of the businesses. Because of the significance of the Smiths Medical business acquisition to us, our failure to successfully complete the integration of the Smiths Medical business with that of our own could have a material adverse impact on our business, financial condition and results of operations.

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

At December 31, 2024 and 2023, we had $308.6 million and $254.7 million of cash, cash equivalents and investment securities on hand, respectively, which was significantly less in each case than the balances maintained prior to the Smiths Medical acquisition. Although our management believes that we continue to have sufficient access to cash to meet our business objectives and capital needs, we currently have a decreased availability of cash, cash equivalents and investment securities and expect to continue to have such decreased availability of cash for the foreseeable future which could constrain our ability to grow our business. Furthermore, in connection with the Smiths Medical transaction and the payment of the cash consideration, we entered into Senior Secured Credit Facilities (the "Senior Secured Credit Facilities") of $2.2 billion consisting of a term loan A facility of $850.0 million, a term loan B facility of $850.0 million and a revolving credit facility of $500.0 million. As a result of entering into the Senior Secured Credit Facilities, we incurred additional borrowing costs. At December 31, 2024, our long-term debt outstanding was $1.6 billion. Our more leveraged financial position following the Smiths Medical transaction could make us more vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors. In the event that we do not have adequate capital to maintain or develop our business and need to seek additional financing, additional capital may not be available to us on a timely basis, on favorable terms, or at all. Moreover, our Senior Secured Credit Facilities have certain restrictions that may limit how we operate our business, including our ability to engage in certain transactions and incur additional indebtedness, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan. See “Business and Operating Risks - The agreements governing our debt contain a number of restrictive covenants which limit our flexibility in operating our business, finance future operations or pursue our business strategies.”

We have and may continue to acquire businesses, form strategic alliances, enter into joint ventures or make investments in businesses or technologies. Such transactions or investments could result in unforeseen operating difficulties or expenditures and require significant management resources, charges or write-downs that could adversely impact our business and operating results.

We have and may continue to seek to supplement our internal growth through acquisitions of complementary businesses, technologies, services, or products, as well as investments, joint ventures and strategic alliances. We compete for those opportunities with others including our competitors, some of which have greater financial or operational resources than we do. We may not be able to identify suitable acquisition candidates or strategic partners, we may have inadequate access to information or insufficient time to complete due diligence, and we may not be able to complete such transactions on favorable terms, if at all. Such transactions are inherently risky, and the integration of any newly-acquired business requires significant effort and management attention that otherwise would be available for ongoing development of our other businesses.

The success of any acquisition, investment, joint venture or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. Integration of an acquired business also may disrupt our ongoing operations and require management resources that we would otherwise focus on developing our existing business. For example, we acquired the HIS business in February 2017, which includes IV pumps, solutions, and devices in order to create a leading pure-play infusion therapy company, and we acquired Smiths Medical in January 2022, which includes syringe and ambulatory infusion devices, vascular access, and vital care products. We invested significant time and resources into the HIS integration in order to achieve the anticipated benefits of the transaction, and we have been and continue to do the same with the Smiths Medical integration.

More recently, in November 2024, we entered into a purchase agreement (the “Agreement”) with Otsuka to form a joint venture (the “Joint Venture”) for our IV Solutions product line. With Otsuka expected to have a 60% equity interest, we will be a minority holder with a 40% equity interest. The failure to complete this transaction or, if completed, for the Joint Venture to meet our performance and financial expectations could adversely impact our ability to meet internal forecasts and expectations. Additionally, pursuant to the terms of the Agreement, we will not have sole decision-making authority with matters related to the Joint Venture, or have the ability exert control over the actions of Otsuka, which could result in impasses on decisions or decisions made by our partners, which we may be unable to resolve in a manner that will be favorable to us. Further, Otsuka may have economic or business interests that are, or may become, inconsistent with our interests.

Acquisitions, investments, joint ventures and alliances involve numerous risks and uncertainties, including, without limitation, the failure to identify suitable acquisition candidates and partners, the ability to complete the transaction on acceptable terms and conditions, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the inability to realize projected synergies, the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. We may also experience losses related to investments in other companies, which could have an adverse effect on our results of operations and financial condition. As such, there can be no assurance that any past or future transactions or investments will be successful.

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

Our ISC members includes our Chief Information Security Officer ("CISO") and our Director of IT Security, Risk and Compliance who have a combined 20 years of risk management experience encompassing cybersecurity and technology security, such as threat assessments, risk management, cybersecurity insurance, incident response, end user awareness and vulnerability management.

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. On a quarterly basis, our Audit Committee receives updates from our CISO with respect to the status of our cybersecurity initiatives to strengthen our cybersecurity risk management. In addition, our CISO updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. Our Audit Committee discusses the potential impact of cybersecurity risks on our financial condition, results of operations or our reputation. Our Audit Committee periodically reports to the Board regarding its activities, including those related to cybersecurity. The Board also periodically receives briefings from management on our cyber risk management program. Board members receive periodic presentations on cybersecurity topics from our CISO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

ITEM 2. PROPERTIES

Our material properties used by us in connection with our corporate administrative operations, manufacturing, distribution, research and development and service centers as of December 31, 2024, are as follows:

Location	Approximate Square Footage	Primary Use	Owned/Leased
San Clemente, California, U.S.	39,000	Corporate Headquarters and R&D	Owned
San Clemente, California, U.S.	9,779	Corporate Headquarters	Leased
San Diego, California, U.S.	13,237	Corporate Offices and R&D	Leased
Lake Forest, Illinois, U.S.	54,298	Corporate Offices	Leased
Dublin, Ohio, U.S.	13,021	Corporate Offices	Leased
Houten, Netherlands	7,341	Corporate Offices	Leased
Montreal, Canada	31,890	Corporate Offices/Device Service Center	Leased
Rydalmere, NSW Australia	14,735	Corporate Offices/Device Service Center	Leased
Chennai, India	36,879	R&D	Leased
Plymouth, Minnesota, U.S.	182,250	Corporate Offices	Leased
Kent, United Kingdom	24,172	Corporate Offices	Leased
Ontario, Canada	25,020	Corporate Offices	Leased
Grasbrunn, Germany	38,155	Corporate Offices/Device Service Center	Leased

Austin, Texas, U.S.	594,602	Manufacturing	Owned
Ensenada, Baja California, Mexico	265,021	Manufacturing	Owned
Monterrey, Mexico	100,000	Manufacturing	Owned
La Aurora, Costa Rica	626,869	Manufacturing	Owned
Salt Lake City, Utah, U.S.	440,104	Manufacturing/Device Service Center	Owned
Dublin, Ohio, U.S.	153,121	Manufacturing	Owned
Gary, Indiana, U.S.	45,416	Manufacturing	Owned
Gary, Indiana, U.S.	14,040	Manufacturing/Corporate Offices	Leased
Southington, Connecticut, U.S.	132,000	Manufacturing	Owned
Tijuana, Mexico (multiple locations)	243,935	Manufacturing	Leased
Hranice, Czech Republic	129,953	Manufacturing	Leased
Latina, Italy	62,441	Manufacturing	Owned
Keene, New Hampshire, U.S.	153,427	Warehouse/Manufacturing	Owned
Oakdale, Minnesota, U.S.	93,648	Warehouse/Device Service Center	Leased
Round Rock, Texas, U.S.	80,929	Warehouse/Manufacturing	Owned

Dallas, Texas, U.S.	610,806	Distribution Warehouse	Leased
King of Prussia, Pennsylvania, U.S.	105,611	Distribution Warehouse	Owned
Santa Fe Springs, California, U.S.	76,794	Distribution Warehouse	Owned
Wijchen, Netherlands	149,565	Distribution Warehouse	Leased
Olive Branch, Mississippi, U.S.	239,863	Distribution Warehouse	Leased

Sligo, Ireland	26,000	Device service center	Leased

In addition to the above, we own and lease additional office and building space, research and development, and sales and support offices primarily in North America, Europe, South America, and Asia. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this Item 3. is discussed in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K in Note 16. Commitments and Contingencies to the Consolidated Financial Statements, and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ICUI.”

Stockholders

As of January 31, 2025, we had 40 stockholders of record. This does not include persons whose shares are held in nominee or “street name” accounts through brokers.

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

Issuer Purchases of Equity Securities

The following is a summary of our stock repurchasing activity during the fourth quarter of 2024:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
10/01/2024 - 10/31/2024	—	$—	—	$100,000,000
11/01/2024 - 11/30/2024	—	$—	—	$100,000,000
12/01/2024 - 12/31/2024	—	$—	—	$100,000,000
Fourth quarter 2024 total	—	$—	—	$100,000,000
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

COMPARISON OF CUMULATIVE TOTAL RETURN FROM DECEMBER 31, 2019 TO DECEMBER 31, 2024 OF ICU MEDICAL, INC., NASDAQ AND NASDAQ MEDICAL SUPPLIES INDEX
The following graph shows the total stockholder return on our common stock based on the market price of the common stock from December 31, 2019 to December 31, 2024 and the total returns of the NASDAQ U.S. Index and NASDAQ Medical Supplies Index for the same period.

200.00
150.00
100.00
50.00
0.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
NASDAQ U.S. Index
NASDAQ Medical Supplies Index
ICU Medical, Inc.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
ICU Medical, Inc.	100.00	114.63	126.84	84.16	53.30	82.93
Nasdaq U.S. Index	100.00	121.27	152.67	122.55	154.93	192.86
Nasdaq Medical Supplies Index	100.00	126.91	152.33	99.88	105.67	96.08

Assumes $100 invested on December 31, 2019 in ICU Medical Inc.’s common stock, the NASDAQ U.S. Index and the NASDAQ Medical Supplies Index and that all dividends, if any, were reinvested.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other sections of this Annual Report on Form 10-K as may be further updated from time to time in our other filings with the SEC.

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

Global Economic Challenges

We have experienced and may continue to experience significant impacts to our business as a result of global economic challenges, resulting from, among other events, health pandemics and geopolitical conflicts. These impacts, which negatively impacted our gross profit margin during 2023 and 2022, include the impact of rising inflation, especially with respect to freight costs driven by higher fuel prices, increased cost and shortages of raw materials, and supply chain disruptions. While we expect the pressure on the supply chain to lessen and inflation to continue to subside, freight costs are expected to remain subject to volatility in the market.

We also continue to expect higher interest rates and volatility in foreign currency rates due to the strengthening of the U.S. dollar against most global currencies. Our 2024, 2023 and 2022 financial results were negatively impacted by foreign exchange losses and our results of operations may continue to be impacted in the future.

More recently, in January 2025, the current administration issued executive orders imposing tariffs on imported goods from Canada, Mexico, and China. In response, Canada announced similar tariffs on U.S. imports. A meaningful portion of our global revenues are from products manufactured in our Mexico manufacturing facilities and imported into the U.S. In addition, Canada is our second largest country in terms of revenue and the vast majority of products sold in Canada are imported from the U.S. The 25% tariff levied on all goods shipped from Mexico to the U.S., combined with the 25% tariff on products shipped from the U.S. to Canada could potentially have a meaningful impact to our costs and any further trade war escalation could increase that impact.

While we continually monitor the ongoing and evolving impact of the above events on our operations the overall impact remains uncertain and may not be fully reflected in our results of operations until future periods. The overall impact to our results of operations will depend on a number of factors, many of which are out of our control, none of which can be fully predicted at this time. See "Part I. Item 1A. Risk Factors" for a discussion of risks and uncertainties.

Consolidated Results of Operations

We present our consolidated statements of operations for each of the three years ended December 31, 2024, 2023 and 2022 in Item 8. Financial Statements and Supplementary Data. The following table shows, for each of the three most recent years, the respective percentages of items in our statements of operations in relation to total revenues:

	Percentage of Revenues
	2024	2023	2022
Total revenues	100%	100%	100%
Gross profit	35%	33%	31%
Selling, general and administrative expenses	27%	27%	27%
Research and development expenses	4%	4%	4%
Restructuring, strategic transaction and integration expenses	3%	2%	3%
Change in fair value of contingent earn-out	—%	(1)%	(1)%
Total operating expenses	34%	32%	33%
Income from operations	1%	1%	(2)%
Interest expense, net	(4)%	(4)%	(3)%
Other expense, net	(1)%	—%	—%
Loss before income taxes	(4)%	(3)%	(5)%
Provision (benefit) for income taxes	2%	(2)%	(2)%
Net loss	(6)%	(1)%	(3)%

Total revenues were $2.4 billion, $2.3 billion and $2.3 billion for 2024, 2023 and 2022, respectively.

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Year Ended December 31,
Product line	2024	2023	2022
Consumables	44%	43%	43%
Infusion Systems	27%	28%	27%
Vital Care	29%	29%	30%
	100%	100%	100%

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

Consumables

The following table summarizes our total Consumables revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2024	2023	2022	2024 over 2023		2023 over 2022
Consumables revenue (GAAP)	$1,038.9	$969.1	$975.0	$69.8	7.2%	$(5.9)	(0.6)%
Impact of foreign exchange rate changes	2.8	$4.0
Consumables revenue on a constant currency basis (non-GAAP)	$1,041.7	$973.1
$ Change in constant currency	$72.6	$(1.9)
% Change in constant currency	7.5%	(0.2)%

Consumables revenue increased in 2024, as compared to 2023, primarily due to new customer installations and increased demand for our Infusion Consumables, Vascular Access and Oncology product lines.

Consumables revenue decreased in 2023, as compared to 2022, primarily due to a decrease in our vascular access revenues as a result of lost customers and backorder recovery in 2022. The revenue decrease was partially offset by an increase in Infusion Therapy and Oncology revenues.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2024	2023	2022	2024 over 2023		2023 over 2022
Infusion Systems (GAAP)	$652.4	$629.0	$617.4	$23.4	3.7%	$11.6	1.9%
Impact of foreign exchange rate changes	20.3	$10.5
Infusion Systems on a constant currency basis (non-GAAP)	$672.7	$639.5
$ Change in constant currency	$43.7	$22.1
% Change in constant currency	6.9%	3.6%

Infusion Systems revenue increased in 2024, as compared to 2023, primarily due to higher sales of our large volume pump ("LVP") dedicated sets on a larger installed base, as well as growth in our ambulatory hardware and dedicated sets.

Infusion Systems revenue increased in 2023, as compared to 2022, primarily due to higher sales of our syringe pumps and LVP dedicated sets.

Vital Care

The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2024	2023	2022	2024 over 2023		2023 over 2022
Vital Care (GAAP)	$690.7	$661.0	$687.6	$29.7	4.5%	$(26.6)	(3.9)%
Impact of foreign exchange rate changes	2.9	$4.5
Vital Care on a constant currency basis (non-GAAP)	$693.6	$665.5
$ Change in constant currency	$32.6	$(22.1)
% Change in constant currency	4.9%	(3.2)%

Vital Care revenue increased in 2024, as compared to 2023, due to higher sales volume of IV Solutions primarily driven by a market shortage of these products in the U.S. during the fourth quarter of 2024, as explained below.

During the third quarter of 2024, a competitor’s U.S. IV solutions manufacturing facility was damaged as a result of Hurricane Helene causing a national shortage of IV solutions. In response, we actively increased production of our IV Solutions product lines in anticipation of increased demand due to the temporary market shortage. We experienced increased demand for our IV Solutions product lines in the fourth quarter of 2024 and may continue to see elevated demand in the near term given the sustained market shortage until conditions normalize.

Vital Care revenue decreased in 2023, as compared to 2022, primarily due to lower sales volume of IV Solutions which was impacted by supply disruptions related to finished good products purchased from third-party manufacturers and lower sales volume for products acquired from Smiths Group plc ("Smiths") due to backorder recovery in 2022.

Gross Margins

Gross margins were 34.6%, 32.8% and 30.6% for 2024, 2023 and 2022, respectively.

The increase in gross margin in 2024, as compared to 2023, was primarily driven by lower supply chain costs due to synergies and freight rates, price increases, reduced spend on quality remediation activities and the impact of foreign exchange rate changes which was partially offset by lower manufacturing absorption and higher inventory write-offs.

The increase in gross margin in 2023, as compared to 2022, was primarily driven by lower freight costs, lower spend on quality remediation and the cost recognition of a purchase accounting write-up of inventory in 2022, offset by continued inflationary impacts on costs and stronger Mexican peso.

Selling, General and Administrative ("SG&A") Expenses

The following table summarizes our SG&A expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2024	2023	2022	2024 over 2023		2023 over 2022
SG&A	$638.8	$606.7	$608.3	$32.1	5.3%	$(1.6)	(0.3)%

Consolidated SG&A expenses increased in 2024, as compared to 2023, primarily due to increases of $11.3 million in compensation costs, $9.4 million in commissions, $5.6 million in stock based compensation and $5.2 million in dealer fees. The increases were partially offset by decreases of $8.8 million in depreciation and amortization. Compensation costs increased primarily due to an increase in cash incentive compensation and employee benefits. Commissions increased primarily due to increased sales performance in the current period measured against preset sales targets as compared to sales performance achieved against targets in the comparable prior year period. Stock based compensation primarily increased due to a change in the probability of meeting a certain earning potential related to a performance based equity award. Dealer fees increased due to an increase in revenues to distributors. Depreciation and amortization decreased in 2024 due to certain assets reaching the end of their useful lives and certain assets classified as held for sale during the fourth quarter.

Consolidated SG&A expenses decreased slightly in 2023, as compared to 2022, primarily due to decreases of $7.5 million in depreciation and amortization, $4.8 million in dealer fees, $3.9 million of office expenses, and $2.6 million of IT expenses. The overall decreases were mostly offset by increases of $7.8 million in compensation costs, $5.2 million in commissions, $3.5 million in stock based compensation, and $1.3 million in sales and marketing expenses. Depreciation and amortization decreased in 2023 as the trademark intangible recognized as part of the January 2022 Smiths Medical acquisition had a useful life of six months and was fully amortized in 2022. Dealer fees decreased due to a decrease in revenues to distributors. Office and IT expenses decreased based on current operating needs. Compensation costs increased primarily due to an increase in cash incentive compensation and employee benefits. Commissions increased primarily due to sales performance in 2023 measured against preset sales targets as compared to sales performance achieved against targets in the comparable 2022 period. Stock based compensation increased due to an increase in the fair value of amounts awarded in 2023 over the fair value of the awards in 2022. Sales and marketing expenses increased due to an increase in trade show, conference, and related expenses.

Research and Development ("R&D") Expenses

The following table summarizes our total R&D expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2024	2023	2022	2024 over 2023		2023 over 2022
R&D	$88.6	$85.3	$93.0	$3.3	3.9%	$(7.7)	(8.3)%

R&D expenses increased in 2024, as compared to 2023, primarily due to higher headcount and employment expense in support of ongoing R&D projects. R&D expenses generally include compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

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

Restructuring, Strategic Transaction and Integration Expenses

Restructuring, strategic transaction and integration expenses were $59.8 million, $41.3 million and $71.4 million in 2024, 2023 and 2022, respectively.

Restructuring Charges

In 2024, we incurred restructuring charges of $19.6 million primarily related to severance costs.

In 2023, we incurred restructuring charges net of reversed accruals of $5.7 million primarily related to severance costs. We reversed approximately $1.0 million in accrued restructuring balances related to severance and facility closure costs that will not be utilized.

In 2022, we incurred restructuring charges of $9.7 million primarily related to severance costs.

Strategic Transaction and Integration Expenses

In 2024, we incurred $40.2 million in strategic transaction and integration expenses primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022.

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

Change in fair value of contingent earn-out

In 2024, the fair value revaluation of our contingent earn-outs resulted in a decrease in value of $5.4 million. This decrease was related to the fair value revaluation of our Smiths Medical contingent earn-out liability and the fair value revaluation of a contingent earn-out recognized in 2021 upon the acquisition of a small foreign infusion systems supplier. The Smiths Medical contingent earn-out was adjusted to zero during 2024. As of December 31, 2024, Smiths had sold all of its ownership interest in ICU Medical shares. Smiths no longer holds the shares necessary to meet the minimum beneficial ownership percentage required to earn the contingent earn-out.

In 2023, the fair value revaluation of our contingent earn-outs resulted in a decrease in value of $16.2 million. This decrease was primarily related to the fair value revaluation of our Smiths Medical contingent earn-out liability. The change in fair value of the Smiths Medical contingent earn-out was driven by a decrease in our stock price.

Interest expense, net

The following table presents interest expense, net (in thousands):

	Year ended December 31,
	2024	2023	2022
Interest expense	$(106,541)	$(102,727)	$(70,805)
Interest income	$10,788	$7,508	$4,430
Interest expense, net	$(95,753)	$(95,219)	$(66,375)

In 2024, 2023 and 2022, interest expense primarily includes the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 13: Long-Term Obligations in our accompanying consolidated financial statements) offset by the impact of the interest rate swaps (see Note 9: Derivatives and Hedging in our accompanying consolidated financial statements). The interest expense increased in 2024, as compared to 2023, primarily due to amortization of certain swaps. The interest expense increased in 2023, as compared to 2022, primarily due to increases in the applicable SOFR reference rate.

Interest income in all years was related to interest earned on interest-bearing securities and cash holdings.

Other expense, net

The following table presents other expense, net (in thousands):

	Year ended December 31,
	2024	2023	2022
Foreign exchange losses, net	$(9,792)	$(5,918)	$(5,780)
Loss on disposition of assets	(1,608)	(153)	(2,554)
Other miscellaneous (expense) income, net	(1,823)	166	3,198
Other expense, net	$(13,223)	$(5,905)	$(5,136)
The foreign exchange losses in 2024 were primarily related to the strengthening of the U.S. dollar relative to certain foreign currencies, including the Mexican peso and Argentine peso. The foreign exchange losses in 2023 were primarily related to the devaluation of the Argentine peso during the fourth quarter of 2023.

In 2024, other miscellaneous (expense) income, net primarily includes $2.6 million in fees associated with our accounts receivable purchase program with BMO Bank N.A. ("BMO") (see Note: 18 Accounts Receivable Purchase Program). In 2023, other miscellaneous (expense) income, net primarily includes $3.7 million in fees related to our accounts receivable purchase program (see Note 18: Accounts Receivable Purchase Program) mostly offset by a business interruption gain recognized upon receipt of insurance proceeds. We received total insurance recoveries for property damage and business interruption of $3.1 million, $2.6 million of which was related to insurance proceeds for business interruption included within other miscellaneous (expense) income, net.

Income taxes

Income taxes were accrued at an estimated annual effective tax rate of (78)%, 62% and 35% in 2024, 2023 and 2022, respectively.

The effective tax rate in 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign income, foreign-derived intangible income (“FDII”), federal and state valuation allowance, tax reserve releases, and tax credits. The effective tax rate in 2024 included a tax benefit of $10.1 million primarily related to unrecognized tax benefits released as a result of the expiration of the statute of limitations offset by a tax expense of $81.7 million related to a valuation allowance against certain U.S. federal and state deferred tax assets.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a valuation allowance of $81.7 million tax expense and $3.9 million foreign currency translation and derivative instrument adjustments against certain U.S. federal and state deferred tax assets for the tax years ending December 31, 2024. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods.

In December 2022, the European Union (EU) agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. All of the EU countries and some of the non-EU countries in which we operate have enacted or have announced plans to enact legislation to adopt Pillar Two. The Pillar Two legislation is effective for our fiscal year beginning January 1, 2024 and for fiscal year 2024, Pillar 2 did not have a material impact to our tax provision or effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries in which we operate for fiscal periods beyond 2024 as we continue to assess the impact of tax legislation in these jurisdictions.

The effective tax rate in 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign income, state income taxes, section 162(m) excess compensation, foreign-derived intangible income (“FDII”), and tax credits. The effective tax rate in 2023 included a tax benefit of $9.6 million primarily related to unrecognized tax benefits released as a result of the expiration of the statute of limitations. The effective tax rate for 2023 also included a tax benefit of $0.8 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. Additionally, the effective tax rate for 2023 included a tax benefit of $6.5 million related to U.S. federal and state return-to-provision adjustments net of related tax reserves. The adjustments related to primarily to changes in estimates for the research and development credit and foreign tax credits. Additionally, the effective tax rate 2023 included the tax impact of the revaluation of contingent consideration of $16.2 million.

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

Sources of Liquidity

Our current primary sources of liquidity are cash and cash equivalents and cash flows from our operations including access to borrowing arrangements.

Funds generated from operations are held in cash and cash equivalents and investment securities. During 2024, our cash and cash equivalents and short-term investment securities increased by $53.8 million from $254.7 million at December 31, 2023 to $308.6 million at December 31, 2024. This increase was primarily due to cash generated from operations.

2022 Credit Facilities and Access to Capital

As discussed in Note 13: Long-Term Obligations to our accompanying consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.6 billion as of December 31, 2024, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of December 31, 2024. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	B1/B1	Stable
Fitch	BB/BB+	Negative
Standard & Poor's	BB-/BB-	Negative

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we were required to maintain a Senior Secured Leverage Ratio of no more than 4.50 to 1.00 until June 30, 2024, with a stepdown to 4.00 to 1.00 thereafter, and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 13: Long-Term Obligations to our accompanying consolidated financial statements). We were in compliance with these financial covenants as of December 31, 2024.

In January 2023, we entered into a receivables purchase agreement with Bank of the West, which was subsequently acquired by BMO in February 2023. This agreement provides for an additional source of capital; however as of December 31, 2024, we are not currently utilizing this program (see Note 18: Accounts Receivable Purchase Program).

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations and the funds received and accessible under the Senior Secured Credit Facilities will provide us with sufficient liquidity to finance our cash requirements for the next twelve months and the foreseeable future. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. Risk Factors for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

Our capital expenditures relate to the expansion and maintenance of our business. While we can provide no assurances, we estimate that our capital expenditures in 2025 will be in the range of $90 million to $110 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, Europe, Mexico and the U.S. to support new and existing products and in infusion pumps that get placed with customers outside the U.S. We expect to use our cash and cash equivalents to fund our capital expenditures. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

2022 Acquisitions

On January 6, 2022, we acquired Smiths Medical. We financed the $1.9 billion cash portion of the purchase price at closing with a combination of proceeds from the Senior Secured Credit Facilities and our cash and cash equivalents. See Note 2: Acquisitions and Note 13: Long-Term Obligations in our accompanying consolidated financial statements for additional information.

Contractual Obligations

Our principal commitments at December 31, 2024 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, see Note 7: Leases in our accompanying consolidated financial statements.

Long-term Debt Obligations

As discussed above, in January 2022, we incurred borrowings under Senior Secured Credit Facilities. The principal repayment obligations and estimated interest payments on the term loans and estimated commitment fee payments on the revolver are estimated in the table below. Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an applicable margin on of 2.00% for term loan A and 2.50% for term loan B and the revolver commitment fees were estimated using a rate of 0.30%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 13: Long-Term Obligations in our accompanying consolidated financial statements for pricing grids related to the Senior Secured Credit Facilities).

We expect to fund these obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	2025	2026	2027	2028	2029	Thereafter
Term Loan A Principal Payments	$42.5	$63.8	$664.1	$—	$—	$—
Term Loan A Interest Payments	47.9	41.9	0.6	—	—	—
Term Loan B Principal Payments	8.5	8.5	8.5	8.5	792.6	—
Term Loan B Interest Payments	56.4	54.2	52.4	51.5	0.8	—
Revolver Commitment Fee	1.5	1.3	—	—	—	—
	$156.8	$169.7	$725.6	$60.0	$793.4	$—

Other Future Capital Investments

In connection with the January 2022 acquisition of Smiths Medical, we estimate the investment needed in 2025 for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives to be in the range of $90 million to $110 million, which includes acquired accrued field action liabilities. We expect to fund these obligations with our cash and cash equivalents and cash generated from our operations.

Contingent Payments

In 2015, the Italy Medical Device Payback ("IMDP") was enacted in Italy,which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the IMDP. However, litigation proceedings are still pending and the ultimate resolution remains unknown. As of December 31, 2024, we have accrued $23.9 million for potential payments related to the IMDP, which is classified within our accrued liabilities. Given the uncertainty regarding this legislation and its enforcement, the timing and amount of payments could ultimately differ from our current expectations.

Historical Cash Flows

Cash Flows from Operating Activities

Our cash provided by operations was $204.0 million in 2024. The changes in operating assets and liabilities included a $46.8 million increase in accounts receivable, a $23.2 million increase in other assets, and $8.8 million increase in prepaid expenses and other current assets. Offsetting these amounts was a $20.7 million increase in accrued liabilities, a $16.8 million decrease in inventories, a $12.5 million increase in accounts payable and $26.2 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The increase in accounts receivable was primarily due to the amount and timing of revenues and we sold less receivables under our accounts receivable purchase program with BMO as we did not utilize the program during the fourth quarter of 2024 (see Note 18: Accounts Receivable Purchase Program). The increase in other assets was due to the purchase of spare parts. The increase in prepaid expenses and other current assets was primarily attributable to deferred costs related to infusion pumps sold and insurance and property taxes. The net change in income taxes was a result of recording the current deferred provision and the timing of payments. The primary drivers for the net increase in accrued liabilities was primarily due to accrued employee costs, accrued restructuring costs and distributor rebates partially offset by operating lease payments. The decrease in inventory was primarily due to our focus on reducing inventory levels.

Our cash provided by operations was $166.2 million in 2023. The changes in operating assets and liabilities included a $48.6 million decrease in accounts receivable and a $11.7 million decrease in prepaid expenses and other current assets. Offsetting these amounts was a $6.1 million increase in inventories, a $68.3 million decrease in accounts payable, a $24.7 million increase in other assets, a $14.5 million decrease in accrued liabilities, and $82.4 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with BMO (see Note 18: Accounts Receivable Purchase Program). The decrease in prepaid expenses and other current assets was primarily attributable to insurance, property taxes, and prepaid vendor expenses. The increase in inventory was primarily to build inventory safety stock levels. The decrease in accounts payable was due to the timing of payments. The increase in other assets was due to the purchase of spare parts. The primary drivers for the net decrease in accrued liabilities was primarily due to payments for field corrective actions, operating lease liabilities and distributor rebates as well as a decrease in deferred revenue offset partially by increases in accrued employee costs. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments.

Our cash used by operations was $(62.1) million in 2022. The changes in operating assets and liabilities included a $201.1 million increase in inventories, a $21.3 million increase in other assets, a $55.8 million decrease in accrued liabilities, $66.7 million in net changes in income taxes, including excess tax benefits and deferred income taxes, and a $19.2 million increase in accounts receivable. Offsetting these amounts was a $22.9 million decrease in prepaid expenses and other current assets and a $37.5 million increase in accounts payable. The increase in inventory was primarily to build inventory safety stock levels. The increase in other assets was due to the purchase of spare parts. The primary drivers for the net decrease in accrued liabilities was primarily due to the payout of annual bonuses and decrease in deferred revenue. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments. The increase in accounts receivable was primarily due to the net impact of collection efforts and the timing of revenue. The net decrease in prepaid expenses and other current assets was primarily due to a decrease in deferred costs mostly offset by capitalized debt issuance costs allocated to the revolving credit facility. The increase in accounts payable was due to the timing of payments.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2024	2023	2022	2024	2023
Investing Cash Flows:
Purchases of property, plant and equipment	$(79,373)	$(83,893)	$(90,311)	$4,520	$6,418	(1)
Proceeds from sale of assets	746	1,501	989	(755)	512
Intangible asset additions	(10,833)	(9,777)	(9,018)	(1,056)	(759)
Business acquisitions, net of cash acquired	—	—	(1,844,164)	—	1,844,164	(2)
Purchases of investment securities	—	—	(3,397)	—	3,397	(3)
Proceeds from sale of investment securities	500	4,222	36,433	(3,722)	(32,211)	(4)
Net cash used in investing activities	$(88,960)	$(87,947)	$(1,909,468)	$(1,013)	$1,821,521
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
(4)    Proceeds from the sale of our investment securities will vary based on the maturity dates of the investments. In 2022, proceeds from sale of investment securities includes $19.0 million received from a promissory note related to an acquired investment as part of the Smiths Medical acquisition.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2024	2023	2022	2024	2023
Financing Cash Flows:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	$—	$—	$1,664,362	$—	$(1,664,362)	(1)
Principal payments on long-term debt	(51,000)	(29,688)	(22,375)	(21,312)	(7,313)	(2)
Payment of third-party debt issuance costs	—	—	(2,177)	—	2,177	(3)
Proceeds from exercise of stock options	10,939	4,022	8,785	6,917	(4,763)	(4)
Payments on finance leases	(1,147)	(963)	(680)	(184)	(283)
Payment of contingent earn-out	(2,600)	—	—	(2,600)	—	(5)
Tax withholding payments related to net share settlement of equity awards	(11,992)	(9,350)	(10,883)	(2,642)	1,533	(6)
Net cash (used in) provided by financing activities	$(55,800)	$(35,979)	$1,637,032	$(19,821)	$(1,673,011)
__________________________
(1)    During 2022, we borrowed an aggregate of $1.7 billion under the Senior Secured Credit Facilities contained in the Credit Agreement to partially finance our acquisition of Smiths Medical (see Note 13: Long-Term Obligations to our accompanying consolidated financial statements for additional information). The proceeds are net of $37.8 million in payments of lender debt issuance costs.
(2)    Relates to scheduled principal payments on the Senior Secured Credit Facilities.
(3)    Relates to third-party debt issuance costs in connection with entering into the Senior Secured Credit Facilities.
(4) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(5) During the first quarter of 2024, we paid $3.4 million in cash related to the settlement of the Mediverse contingent earn-out. Of the $3.4 million, the amount recorded as the acquisition date fair value, which is considered financing cash flows, was $2.6 million (see Note 10: Fair Value Measurements).
(6)    In 2024, our employees surrendered 114,787 shares of our common stock from vested restricted stock awards as consideration for approximately $12.0 million in minimum statutory withholding obligations paid on their behalf. In 2023, our employees surrendered 59,377 shares of our common stock from vested restricted stock awards as consideration for approximately $9.4 million in minimum statutory withholding obligations paid on their behalf. In 2022, our employees surrendered 47,664 shares of our common stock from vested restricted stock awards as consideration for approximately $10.9 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of December 31, 2024, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 13: Long-Term Obligations in our accompanying consolidated financial statements).

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

Revenue recognition

We recognize revenues when we transfer control of promised goods to our customers, which for the majority of our sales of products sold on a standalone basis to our distributors and end customers for direct sales, is deemed to be at point of shipment. Our software license renewals are considered to be transferred to a customer at a point in time at the start of each renewal period; therefore, revenue is recognized at that time.

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

•Contingent Earn-out Liability - The fair value of the earn-out liabilities were valued using a Monte Carlo simulation and a probability-weighted cash flow model, as appropriate (see Note 10: Fair Value Measurements to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for details).

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an applicable margin of 2.00% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.50%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from December 31, 2024, the additional annual interest expense or savings related to the term loans would be approximately $16.0 million.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027 and we pay a fixed rate of 1.32% and receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026 and we pay a fixed rate of 1.17% and receive the greater of 3-month USD SOFR or 0.35%. In June 2023, we entered into an additional swap with a notional amount of $300.0 million with a maturity date of June 30, 2028 and we pay a fixed rate of 3.8765% starting on June 30, 2023 and receive 3-month USD SOFR. (see Note 9: Derivatives and Hedging Activities to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

Accounts Receivable Purchase Program

Additionally, our accounts receivable purchase program with BMO bears discount rates tied to SOFR. These variable discount rates would affect the amount of factoring costs we incur, and the amount of cash we receive upon the sales of accounts receivable under this program. A 1% change in SOFR rates on the accounts receivable sales would not have a material impact on our results of operations, (see Note 18: Accounts Receivable Purchase Program to the Consolidated Financial Statements in Part II, Item 8. Of this Annual Report on Form 10-K).

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

We use foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna, Japanese Yen, Swedish Krona, Danish Krone, Chinese Renminbi, Canadian Dollar, U.S. Dollar, and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 9: Derivatives and Hedging Activities to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign exchange rates. At December 31, 2024, the effect of a hypothetical 10% weakening in the actual foreign exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivatives contracts by approximately $5.4 million. The sensitivity analysis recalculates the fair value of the exchange contracts outstanding at December 31, 2024 using the actual forward rates at December 31, 2024, which are then adjusted to be 10% weaker for each respective currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Chargeback Reserve — Refer to Notes 1 and 5 to the financial statements

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

February 27, 2025

We have served as the Company's auditor since 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ICU Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 27, 2025

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value data and treasury shares)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$308,566	$254,222
Short-term investment securities	—	501
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENT SECURITIES	308,566	254,723
Accounts receivable, net of allowance of $12,977 and $11,064 at December 31, 2024 and 2023, respectively	182,828	161,566
Inventories	584,676	709,360
Prepaid income taxes	11,244	21,983
Prepaid expenses and other current assets	70,287	73,640
Assets held for sale	284,382	—
TOTAL CURRENT ASSETS	1,441,983	1,221,272

PROPERTY, PLANT AND EQUIPMENT, net	442,746	612,909
OPERATING LEASE RIGHT-OF-USE ASSETS	53,295	69,909
GOODWILL	1,432,772	1,472,446
INTANGIBLE ASSETS, net	740,789	870,588
DEFERRED INCOME TAXES	24,211	37,295
OTHER ASSETS	68,135	94,020
TOTAL ASSETS	$4,203,931	$4,378,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$148,020	$150,030
Accrued liabilities	306,923	268,215
Current portion of long-term debt	51,000	51,000
Income tax payable	17,328	7,714
Contingent earn-out liability	—	4,879
Liabilities held for sale	32,911	—
TOTAL CURRENT LIABILITIES	556,182	481,838

CONTINGENT EARN-OUT LIABILITY	—	3,991
LONG-TERM DEBT	1,531,858	1,577,770
OTHER LONG-TERM LIABILITIES	66,745	100,497
DEFERRED INCOME TAXES	48,814	55,873
INCOME TAX LIABILITY	35,097	35,060
COMMITMENTS AND CONTINGENCIES (Note 16)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value; Authorized—80,000 shares; Issued—24,518 and 24,144 shares at December 31, 2024 and 2023, respectively, and outstanding—24,517 and 24,141 shares at December 31, 2024 and 2023, respectively	2,452	2,414
Additional paid-in capital	1,412,118	1,366,493
Treasury stock, at cost (571 and 2,428 shares, respectively)	(92)	(262)
Retained earnings	690,158	807,846
Accumulated other comprehensive loss	(139,401)	(53,081)
TOTAL STOCKHOLDERS' EQUITY	1,965,235	2,123,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,203,931	$4,378,439
The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
TOTAL REVENUES	$2,382,046	$2,259,126	$2,279,997
COST OF GOODS SOLD	1,557,264	1,519,253	1,582,236
GROSS PROFIT	824,782	739,873	697,761
OPERATING EXPENSES:
Selling, general and administrative	638,762	606,693	608,345
Research and development	88,615	85,344	92,984
Restructuring, strategic transaction and integration	59,840	41,258	71,421
Change in fair value of contingent earn-out	(5,399)	(16,247)	(32,091)
TOTAL OPERATING EXPENSES	781,818	717,048	740,659
INCOME (LOSS) FROM OPERATIONS	42,964	22,825	(42,898)
INTEREST EXPENSE, NET	(95,753)	(95,219)	(66,375)
OTHER EXPENSE, NET	(13,223)	(5,905)	(5,136)
LOSS BEFORE INCOME TAXES	(66,012)	(78,299)	(114,409)
(PROVISION) BENEFIT FOR INCOME TAXES	(51,676)	48,644	40,123
NET LOSS	$(117,688)	$(29,655)	$(74,286)
NET LOSS PER SHARE
Basic	$(4.83)	$(1.23)	$(3.11)
Diluted	$(4.83)	$(1.23)	$(3.11)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,388	24,091	23,868
Diluted	24,388	24,091	23,868

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year ended December 31,
	2024	2023	2022
NET LOSS	$(117,688)	$(29,655)	$(74,286)
Other comprehensive loss, net of tax:
Cash flow hedge adjustments, net of tax of $0, $(5,951) and $12,941 for the years ended December 31, 2024, 2023 and 2022, respectively	(16,162)	(18,895)	41,016
Foreign currency translation adjustment, net of tax of $0 for all periods	(70,158)	46,189	(103,928)
Other adjustments, net of tax of $0 for all periods	—	603	1,203
Other comprehensive (loss) income, net of tax	(86,320)	27,897	(61,709)
COMPREHENSIVE LOSS	$(204,008)	$(1,758)	$(135,995)

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, January 1, 2022	21,280	$2,128	$721,412	$(27)	$911,787	$(19,269)	$1,616,031
Issuance of restricted stock and exercise of stock options	263	21	(1,903)	10,667	—	—	8,785
Tax withholding payments related to net share settlement of equity awards	(48)	—	—	(10,883)	—	—	(10,883)
Issuance of common stock for acquisitions	2,500	250	575,725	—	—	—	575,975
Stock compensation	—	—	36,025	—	—	—	36,025
Other comprehensive loss, net of tax	—	—	(10)	—	—	(61,709)	(61,719)
Net loss	—	—	—	—	(74,286)	—	(74,286)
Balance, December 31, 2022	23,995	2,399	1,331,249	(243)	837,501	(80,978)	2,089,928
Issuance of restricted stock and exercise of stock options	208	15	(5,324)	9,331	—	—	4,022
Tax withholding payments related to net share settlement of equity awards	(59)	—	—	(9,350)	—	—	(9,350)
Stock compensation	—	—	40,563	—	—	—	40,563
Other comprehensive income, net of tax	—	—	5	—	—	27,897	27,902
Net loss	—	—	—	—	(29,655)	—	(29,655)
Balance, December 31, 2023	24,144	2,414	1,366,493	(262)	807,846	(53,081)	2,123,410
Issuance of restricted stock and exercise of stock options	489	38	(1,261)	12,162	—	—	10,939
Tax withholding payments related to net share settlement of equity awards	(115)	—	—	(11,992)	—	—	(11,992)
Stock compensation	—	—	46,883	—	—	—	46,883
Other comprehensive loss, net of tax	—	—	3	—	—	(86,320)	(86,317)
Net loss	—	—	—	—	(117,688)	—	(117,688)
Balance, December 31, 2024	24,518	$2,452	$1,412,118	$(92)	$690,158	$(139,401)	$1,965,235

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(117,688)	$(29,655)	$(74,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	219,512	228,774	235,151
Noncash expense for inventory step-up	—	—	26,519
Noncash lease expense	21,344	21,910	23,651
Provision for doubtful accounts	5,800	838	1,036
Provision for warranty and returns	1,130	21,582	4,902
Stock compensation	46,883	40,563	36,025
Loss on disposal or write-off of property, plant and equipment	2,522	2,109	2,010
Debt issuance cost amortization	6,807	6,814	6,972
Change in fair value of contingent earn-out	(5,399)	(16,247)	(32,091)
Usage of spare parts	18,298	17,050	11,924
Other	7,393	8,066	(213)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(46,844)	48,635	(19,151)
Inventories	16,829	(6,079)	(201,095)
Prepaid expenses and other current assets	(8,829)	11,672	22,903
Other assets	(23,154)	(24,695)	(21,290)
Accounts payable	12,531	(68,301)	37,472
Accrued liabilities	20,668	(14,479)	(55,834)
Income taxes, including excess tax benefits and deferred income taxes	26,230	(82,356)	(66,734)
Net cash provided by (used in) operating activities	204,033	166,201	(62,129)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(79,373)	(83,893)	(90,311)
Proceeds from sale of assets	746	1,501	989
Intangible asset additions	(10,833)	(9,777)	(9,018)
Business acquisitions, net of cash acquired	—	—	(1,844,164)
Purchases of investment securities	—	—	(3,397)
Proceeds from sale of investment securities	500	4,222	36,433
Net cash used in investing activities	(88,960)	(87,947)	(1,909,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of lender debt issuance costs	—	—	1,664,362
Principal repayments of long-term debt	(51,000)	(29,688)	(22,375)
Payment of third-party debt issuance costs	—	—	(2,177)
Proceeds from exercise of stock options	10,939	4,022	8,785
Payments on finance leases	(1,147)	(963)	(680)
Payment of contingent earn-out	(2,600)	—	—
Tax withholding payments related to net share settlement of equity awards	(11,992)	(9,350)	(10,883)
Net cash (used in) provided by financing activities	(55,800)	(35,979)	1,637,032
Effect of exchange rate changes on cash	(4,929)	3,163	(9,478)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,344	45,438	(344,043)
CASH AND CASH EQUIVALENTS, beginning of period	254,222	208,784	552,827
CASH AND CASH EQUIVALENTS, end of period	$308,566	$254,222	$208,784

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$25,253	$35,809	$27,504
Cash paid during the year for interest	$99,717	$95,913	$63,713

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Accounts payable for property, plant and equipment	$7,443	$6,570	$4,854

Detail of assets acquired and liabilities assumed in acquisitions:
Fair value of assets acquired			$1,606,300
Cash paid for acquisitions, net of cash acquired			(1,844,164)
Issuance of common stock for acquisitions			(575,975)
Contingent consideration			(55,158)
Goodwill, acquired/adjusted during period			1,462,752
Liabilities assumed/Adjustments to liabilities assumed			$593,755

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

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. In the consolidated statements of cash flows, we reclassified bond premium amortization to other. The reclassification had no impact on cash flows from operating activities as previously reported. In Note 14: Income Taxes, we reclassified certain provision (benefit) for income taxes and tax asset categories. These reclassifications had no impact on the consolidated statement of operations and consolidated balance sheets.

Segment Reporting

We operate as a single operating and reportable segment. Our Chief Operating Decision Maker ("CODM"), the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing performance. See Note 6: Segment Data.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method.  Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$265,275	$296,037
Work in process	37,528	58,906
Finished goods	281,873	354,417
Total	$584,676	$709,360
_____________________________
As of December 31, 2024, inventory account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets Held For Sale" in our consolidated balance sheet (See Note 4:Assets Held For Sale).

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2024	2023
Machinery and equipment(1)	$400,861	$483,382
Land, building and building improvements(1)	177,089	278,251
Molds	96,318	89,573
Computer equipment and software(1)	122,208	122,038
Furniture and fixtures(1)	27,871	30,662
Instruments placed with customers(2)	124,290	115,672
Construction in progress(1)	87,006	117,219
Total property, plant and equipment, cost	1,035,643	1,236,797
Accumulated depreciation(1)	(592,897)	(623,888)
Property, plant and equipment, net (1)	$442,746	$612,909
_______________________________
(1)     As of December 31, 2024, certain property, plant and equipment category account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets held For Sale" in our consolidated balance sheet, $99.4 million of accumulated depreciation was included in the disposal group and reclassified to assets held for sale. See Note 4: Assets Held For Sale.
(2)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

All property, plant and equipment are stated at cost. We use the straight-line method for depreciating property, plant and equipment over their estimated useful lives.  Estimated useful lives are:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Buildings	15 - 30 years
Building improvements	15 - 30 years
Machinery and equipment and molds	2 - 15 years
Furniture, fixtures and office equipment	2 - 5 years
Computer equipment and software	3 - 5 years
Instruments placed with customers	3 - 10 years

We capitalize expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred. The costs and related accumulated depreciation applicable to property, plant and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of operations at the time of disposal. Depreciation expense was $85.2 million, $96.7 million and $95.8 million in 2024, 2023 and 2022, respectively, of which $73.7 million, $75.4 million, and $74.1 million, respectively, are included in cost of goods sold.

Goodwill

We test goodwill for impairment on an annual basis in the month of November, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, based on an assessment of relevant qualitative factors, we determine that this is not the case, then the quantitative impairment test is not required to be performed. Conversely, if we determine based on the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we will perform the quantitative impairment test. For the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying amount, the goodwill of the reporting unit is determined to be impaired. An impairment charge is recorded in an amount equal to the excess of the carrying amount over its estimated fair value, limited to the total amount of goodwill allocated to the reporting unit. In 2024, we performed a qualitative assessment and concluded that it was more likely than not that the fair value of our reporting unit exceeded its carrying amount, and therefore, no further impairment testing was required. We concluded that there was no impairment of goodwill during fiscal 2024, 2023, or 2022.

The following table presents the changes in the carrying amount of our goodwill for 2024, 2023 and 2022 (in thousands):

Total
Balance as of January 1, 2022	$43,439
Goodwill(1)	1,469,880
Other(2)	(7,128)
Disposition(3)	(650)
Currency translation	(56,283)
Balance as of December 31, 2022	1,449,258
Currency translation	23,188
Balance as of December 31, 2023	1,472,446
Currency translation	(39,674)
Balance as of December 31, 2024	$1,432,772
_______________________________
(1)    Relates to Smiths Medical acquired on January 6, 2022 (see Note 2: Acquisitions).
(2)    Reflects a measurement period adjustment related to the 2021 acquisition of a small foreign infusion systems supplier.
(3)    Relates to the sale of a certain line of infusion products in China.

Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	December 31, 2024
		Cost	Accumulated Amortization	Net
Patents	10	$36,811	$22,913	$13,898
Customer contracts	12	9,818	6,994	2,824
Non-contractual customer relationships	8	546,404	236,267	310,137
Trademarks	1	5,425	5,425	—
Trade name	15	18,239	8,357	9,882
Developed technology(1)	10	619,540	227,869	391,671
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,245,337	$516,925	$728,412

Internally developed software(2)		$12,377		$12,377

Total intangible assets		$1,257,714	$516,925	$740,789
_______________________________
(1)    Developed technology primarily consists acquired patented technologies and internally developed software. Upon completion of development, the assets will be amortized over their estimated useful lives.
(2)    Internally developed software will be reclassified to developed technology and amortized when the projects are complete and the assets are ready for their intended use. During 2024, we reclassified $33.2 million to developed technology.

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

Amortization expense was $134.3 million, $132.1 million and $139.4 million in 2024, 2023 and 2022, respectively, of which $1.7 million, $— million, and $0.3 million, respectively, are included in cost of goods sold.

As of December 31, 2024, estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2025	$129,604
2026	127,612
2027	117,450
2028	116,852
2029	113,775
Thereafter	123,119
Total	$728,412

Our intangible assets that are not subject to amortization are reviewed annually for impairment or more often if there are indications of possible impairment. We perform our annual intangible assets impairment test in November of each year. We did not have any intangible asset impairments in 2024, 2023 or 2022.

Long-Lived Assets

We periodically evaluate the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk. We did not have any long-lived asset impairments in 2024, 2023 or 2022.

Assets Held for Sale

We classify a long-lived asset or disposal groups as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and immediately recognize any estimated losses. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. Each reporting period that a long-lived asset or disposal group remains as held for sale, the carrying value of the long-lived asset or disposal group is adjusted for subsequent changes in fair value less cost to sell, losses are recognized for a subsequent write-down to fair value less cost to sell and gains are recognized for an increase in fair value less cost to sell although limited to the amount of any previous cumulative losses recognized. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale. See Note 4: Assets Held For Sale.

Investment Securities

Short-term investments, exclusive of cash equivalents, are marketable securities intended to be sold within one year and may include trading securities, available-for-sale securities, and held-to-maturity securities (if maturing within one year at the time of acquisition).

Investments in Available-for-sale Securities

Our investment securities were historically considered available-for-sale and consisted of corporate bonds, U.S. treasury securities, and government bonds. These securities were considered “investment grade” and were carried at fair value. We assess our investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists,

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

we determine whether any portion of the decline in fair value below the carrying value is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer. We record an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If we either intend to sell or it is more likely than not we will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive (loss) income. We did not have any investments in available-for-sale debt securities in unrealized loss positions as of December 31, 2024 or 2023.

The amortized cost of the debt securities and U.S treasury securities is adjusted for the amortization of premiums computed under the effective interest method. Such amortization is included in interest expense, net in the consolidated statements of operations. Realized gains and losses are accounted for on the specific identification method. There have been no realized gains or losses on the disposal of these investments. All short-term investment securities are callable within one year.

As of December 31, 2024, we did not have any investment securities. As of December 31, 2023, the amortized cost, unrealized holding gains (losses) and fair value of our available-for-sale investment securities were as follows (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term corporate bonds	$501	$—	$501

Investments in Non-Marketable Equity Securities

We own approximately a 20.0% non-marketable equity interest in a nonpublic company and entered into a three-year distribution agreement where we have the exclusive rights to market, sell and distribute the company's products in exchange for a cash payment of $3.3 million. In addition, we were granted an exclusive license for all of the seller's intellectual property. At the expiration of the distribution agreement we have the right but not the obligation to acquire the remaining interest in the business.

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We report our proportionate share of the investee's income or (loss) resulting from this investment in other expense, net in our consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on the consolidated balance sheets. We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the years ended December 31, 2024, 2023 or 2022. We did not receive any dividend distributions from this investment during 2024, 2023 or 2022.

Our non-marketable equity method investment consists of the following (in thousands):

	As of December 31,
	2024	2023
Equity method investment	$3,038	$3,120

Investments in non-marketable debt securities

In 2022, we received $19.0 million in proceeds from a promissory note related to an acquired investment as part of the Smiths Medical acquisition.

Income Taxes

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in the laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.

We recognize interest and penalties related to unrecognized tax benefits in the tax provision. We recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have accrued for interest and penalties of $2.6 million and $1.6 million, respectively, as of December 31, 2024 and $2.9 million and $2.0 million, respectively, as of December 31, 2023.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. Generally, we translate the financial statements of these subsidiaries to U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates during the year. Certain of our international subsidiaries consolidate first with another subsidiary that utilizes a functional currency other than U.S. dollars. In those cases, we follow a step by step translation process utilizing the same sequence as the consolidation process. Translation adjustments are recorded as a component of accumulated other comprehensive loss, a separate component of stockholders' equity on our consolidated balance sheets and the effect of exchange rate changes on cash and cash equivalents are reflected on our consolidated statements of cash flows. Gains and losses for transactions denominated in a currency other than the functional currency of the entity are included in our consolidated statements of operations in other expense, net (see Other expense, net table below). Foreign currency transaction losses, net were $9.8 million, $5.9 million and $5.8 million in 2024, 2023 and 2022, respectively.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Post-retirement and Post-employment Benefits

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We sponsor a Section 401(k) retirement plan ("plan") for employees. Our contributions to our 401(k) plan were approximately $19.1 million, $19.2 million and $14.6 million in 2024, 2023 and 2022, respectively. We also have post-retirement and post-employment obligations related to employees located in certain international countries. These obligations are immaterial to our financial statements taken as a whole.

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

Interest expense, net

The following table presents interest (expense) income, net (in thousands):

	As of December 31,
	2024	2023	2022
Interest expense	$(106,541)	$(102,727)	$(70,805)
Interest income	10,788	7,508	4,430
Interest expense, net	$(95,753)	$(95,219)	$(66,375)

Other expense, net

The following table presents other expense, net (in thousands):

	As of December 31,
	2024	2023	2022
Foreign exchange losses, net	$(9,792)	$(5,918)	$(5,780)
Loss on disposition of assets	(1,608)	(153)	(2,554)
Other miscellaneous (expense) income, net	(1,823)	166	3,198
Other expense, net	$(13,223)	$(5,905)	$(5,136)

The foreign exchange losses in 2024 were primarily related to the strengthening of the U.S. dollar relative to certain foreign currencies, including the Mexican peso and Argentine peso.

In 2024, other miscellaneous (expense) income, net primarily includes $2.6 million in fees related to our accounts receivable purchase program. In 2023, other miscellaneous (expense) income, net primarily includes $3.7 million in fees related to our accounts receivable purchase program (see Note 18: Accounts Receivable Purchase Program) mostly offset by a business interruption gain. We received total insurance recoveries for property damage and business interruption of $3.1 million, $2.6 million of which was related to insurance proceeds for business interruption included within other miscellaneous (expense) income, net.

Net Loss Per Share

Due to the net loss for the years ended December 31, 2024, 2023 and 2022, both basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period. With net losses the inclusion of any potential securities is antidilutive, accordingly, basic and diluted net loss per share are the same in periods with losses.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Year ended December 31,
	2024	2023	2022
Net loss	$(117,688)	$(29,655)	$(74,286)
Weighted-average number of common shares outstanding (basic)	24,388	24,091	23,868
Dilutive securities	—	—	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,388	24,091	23,868
EPS — basic	$(4.83)	$(1.23)	$(3.11)
EPS — diluted	$(4.83)	$(1.23)	$(3.11)

Total anti-dilutive stock options and restricted stock awards (shares in thousands)	42	129	141

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The guidance requires disclosure of disaggregated income statement expense information about specific categories (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) in the notes to financial statements. In January 2025, FASB released ASU 2025-01 to clarify the guidance will be effective for annual periods beginning after December 15, 2026. This update will be applicable to our Annual Report on Form 10-K for the fiscal year December 31, 2027, with early application permitted. We are currently assessing the effect of this update on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also require the annual disclosures on an interim basis. This guidance was effective for annual periods beginning with the Company's fiscal year 2024, and in interim periods within the Company's fiscal year 2025. The Company adopted the requirements of this ASU in Note 6, Segment Data of this Annual Report.

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

Total cash consideration for the acquisition was $1.9 billion, which was financed with existing cash balances and proceeds from the credit agreement entered into on January 6, 2022 (see Note 13: Long-Term Obligations). We also issued share consideration to Smiths of 2.5 million shares of our common stock. The fair value of the shares of common stock issued to Smiths was determined based on the opening market price of our common stock on the acquisition date. Smiths may be entitled to an additional $100.0 million in cash consideration contingent on our common stock achieving certain price targets for certain periods after closing in accordance with the terms of the Share Sale and Purchase Agreement (the "Purchase Agreement"). In the event that (a) on or prior to the third anniversary of closing the 30-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share or (b) on or prior to the fourth anniversary of closing the 45-day volume-weighted average price for our common stock, as defined in the Purchase Agreement, equals or exceeds $300.00 per share (each a "Price Target"), and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved, then Smiths will be entitled to receive the additional $100.0 million in cash consideration. The fair value of the contingent consideration was determined using an option pricing model, specifically the Monte Carlo Simulation. In the analysis, the determinants of payout are simulated in a risk neutral framework over a large number of simulation paths. The fair value of the contingent consideration is then calculated as the average present value across all simulated paths. During July 2024, Smiths sold 1.2 million shares of common stock of ICU Medical, Inc. which were issued as partial consideration for the 2022 acquisition of Smiths Medical. The sale of shares when combined with other sales in prior periods rendered Smiths unable to achieve the contingent consideration based on certain price targets during the third and fourth anniversary of closing as Smiths no longer meets the required minimum beneficial ownership percentage. Accordingly, the valuation of the contingent earn-out liability as of December 31, 2024 has been reduced to zero.

Smiths became a related party to us when we issued 2.5 million shares of our common stock as partial consideration for the acquisition of Smiths Medical. Additionally, we entered in to a transition services agreement ("TSA") with certain members of Smiths Group, plc. The TSA includes certain information technology, human resource and tax support services for an initial term of twelve months with the option to extend up to 24 months. In 2023, we expensed $8.3 million for services provided by Smiths under the TSA. Since December 31, 2023, there were no services being provided under the TSA and we had no remaining related-party open payables as of December 31, 2023.

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

The identifiable intangible assets and other long-lived assets acquired have been valued utilizing Level 3 inputs as defined in Note 10: Fair Value Measurements. The fair value of identifiable intangible assets were generally developed using the income approach and are based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; royalty rates; customer retention rates; and/or estimated useful lives. Certain other intangible assets were valued using a cost to replace method, estimating the labor and non-labor costs required to replace the asset under the premise that it was not part of the transaction. Property, plant and equipment was valued with the consideration of remaining economic lives. The raw materials inventory was valued at historical cost and adjusted for any obsolescence which we estimate to approximate replacement cost, the work in process inventory was valued at estimated sales proceeds less costs to complete and costs to sell, and finished goods inventory was valued at estimated sales proceeds less costs to sell. The prepaid expenses and other current assets and assumed liabilities were recorded at their carrying values as of the date of the acquisition, as their carrying values approximated their fair values due to their short-term nature.

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

Twelve months ended December 31,
(In thousands)	2022
Revenues	$2,300,371
Net (Loss) Income	$(70,286)

The unaudited pro forma results presented above include the impact of the following adjustments: incremental amortization expense on intangible assets acquired of $1.9 million for the twelve months ended December 31, 2022, and incremental interest expense, including amortization of debt discount and debt issuance costs, on the Credit Facilities of $1.2 million for the twelve months ended December 31, 2022. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for Smiths Medical historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

NOTE 3. RESTRUCTURING, STRATEGIC TRANSACTION AND INTEGRATION

Restructuring, strategic transaction and integration expenses were $59.8 million, $41.3 million and $71.4 million in 2024, 2023 and 2022, respectively.

Restructuring

Restructuring charges net of any reversed accruals were $19.6 million, $5.7 million and $9.7 million in 2024, 2023 and 2022, respectively, and are included in the above restructuring, strategic transaction and integration expenses in our consolidated statement of operations.

In 2024, we incurred restructuring charges primarily related to severance expenses. We adjusted certain severance restructuring accrued balances, shown in the table below under "Other adjustments", as a result of merging Smiths Medical entities during 2024.

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

The following table summarizes the activity in our restructuring-related accrual by major type of cost (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2023	$4,416	$1,507	$5,923
Charges incurred	5,521	1,189	6,710
Payments	(6,694)	(1,192)	(7,886)
Other adjustments(1)	(234)	(785)	(1,019)
Currency translation	(198)	38	(160)
Accrued balance, December 31, 2023	$2,811	$757	$3,568
Charges incurred	18,299	1,272	19,571
Payments	(11,687)	(1,632)	(13,319)
Other adjustments(2)	327	—	327
Currency translation	(212)	10	(202)
Accrued balance, December 31, 2024	$9,538	$407	$9,945
_______________________________________________
(1)    Relates to accrued restructuring charges for estimated facility closure costs and severance costs that will not be utilized and were reversed during the year.
(2)    Relates to adjustments to accrued restructuring charges as a result of merging Smiths Medical entities during 2024.

Strategic Transaction and Integration Expenses

We incurred $40.2 million, $35.6 million and $61.7 million in strategic transaction and integration expenses in 2024, 2023 and 2022, respectively, which are included in restructuring, strategic transaction and integration expenses in our consolidated statement of operations. The strategic transaction and integration expenses during 2024 and 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The strategic transaction and integration expenses during 2022 were primarily related to transaction and integration expenses associated with our acquisition of Smiths Medical on January 6, 2022 (see Note 2: Acquisitions) which primarily included legal expenses, bank fees, employee costs and a United Kingdom stamp tax.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: ASSETS HELD FOR SALE

On November 12, 2024, the Company and ICU Medical Sales, Inc., a Delaware corporation (collectively, the "ICU Medical Entities") entered into a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation ("OPF"). Pursuant to the Agreement, prior to the closing, the ICU Medical Entities will form a Delaware limited liability company (the "LLC") and the ICU Medical Entities, and the LLC shall enter into a contribution agreement under which the ICU Medical Entities shall transfer the assets, liabilities and operations that comprise the IV Solutions product line to the LLC. At the closing, OPF will acquire a 60% equity interest in the LLC from the ICU Medical Entities. Pursuant to the Agreement, the consideration receivable by the ICU Medical Entities is comprised of (a) estimated cash consideration of approximately $200 million at closing and (b) a milestone payment paid by OPF to the Company for any incremental revenue and incremental gross profit recognized by the LLC, as calculated under the terms of the Agreement upon the final determination of the LLC's audited financial statements for the year-ending and as of December 31, 2026. Additionally, at closing, the LLC, ICU Medical Entities and OPF shall enter into an operating agreement, and the LLC and the Company shall enter into one or more commercial agreements, a services agreement and a license agreement, which will provide for, among other things, certain administrative, marketing, distribution, sales support and logistic services to the LLC for a specified period of time. The transaction is expected to be completed during the second quarter of 2025. Based upon initial estimates, no impairment in the assets held for sale was identified and the expected gain from the sale will be recognized upon close of the transaction.

As of December 31, 2024, certain presentation criteria were met (see Note:1 Basis of Presentation and Significant Accounting Policies-Assets Held For Sale), accordingly we presented certain IV Solutions assets and liabilities as held for sale.

The following table summarizes the carrying values of the assets and liabilities presented as held for sale in our consolidated balances sheet as of December 31, 2024 (in thousands):

Assets:	2024
Accounts receivable, net of allowance of $465 at December 31, 2024	$13,331
Inventories	88,656
Prepaid expenses and other current assets	4,140
Property, plant and equipment, net	155,426
Other assets	22,829
Total assets held for sale	$284,382

Liabilities:
Accounts payable	$13,533
Accrued liabilities	19,378
Total liabilities held for sale	$32,911

Net assets held for sale	$251,471

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: REVENUE

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

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands) and our disaggregated product line revenue as a percentage of total revenue:

	Year ended December 31,
	2024		2023		2022
Product line	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Consumables	$1,038,869	44%	$969,129	43%	$974,993	43%
Infusion Systems	652,410	27%	629,043	28%	617,435	27%
Vital Care	690,767	29%	660,954	29%	687,569	30%
Total Revenues	$2,382,046	100%	$2,259,126	100%	$2,279,997	100%

We report revenue on a "where sold" basis, which reflects the revenue within the country or region in which the ultimate sale is made to our external customer.

The following table represents our revenues disaggregated by geography (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
Geography	2024	2023	2022
United States	$1,532,104	$1,440,017	$1,460,069
Europe, the Middle East and Africa	393,530	373,571	367,411
Asia-Pacific	232,820	241,699	257,208
Other Foreign	223,592	203,839	195,309
Total Revenues	$2,382,046	$2,259,126	$2,279,997

Domestic sales accounted for 64%, 64% and 64% of total revenue in 2024, 2023 and 2022, respectively. International sales accounted for 36%, 36% and 36% of total revenue in 2024, 2023 and 2022, respectively.

Contract balances

Our contract balances (deferred revenue) are recorded in accrued liabilities and other long-term liabilities in our consolidated balance sheet (see Note 12: Accrued Liabilities and Other Long-term Liabilities). The following table presents the changes in our contract balances for the years ended December 31, 2024 and 2023, (in thousands):

Contract Liabilities
Beginning balance, January 1, 2023	$45,866
Equipment revenue recognized	(34,121)
Equipment revenue deferred due to implementation	35,868
Software revenue recognized	(18,526)
Software revenue deferred due to implementation	19,947
Government grant income recognized(1)	(3,684)
Government grant income deferred	944
Other deferred revenue recognized	(6,041)
Other deferred revenue	1,924
Ending balance, December 31, 2023	42,177
Equipment revenue recognized	(56,182)
Equipment revenue deferred due to implementation	55,932
Software revenue recognized	(28,292)
Software revenue deferred due to implementation	29,913
Government grant income recognized(1)	(2,072)
Government grant income deferred	—
Other deferred revenue recognized	(2,576)
Other deferred revenue	503
Ending balance, December 31, 2024	$39,403
____________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.

During 2024, we recognized $26.0 million in revenue that was included in the opening contract balances as of December 31, 2023.

As of December 31, 2024, revenue from remaining performance obligations is as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Recognition Timing
	<12 Months	> 12 Months
Equipment revenue	$17,050	$1,231
Software revenue	11,214	471
Government grant deferred income(1)	2,064	7,343
Other deferred revenue(2)	30	—
Total	$30,358	$9,045
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

NOTE 6. SEGMENT DATA

The Company has a single operating and reportable segment. The segment is organized by and derives revenues from the manufacture and sale of our medical products which are used in infusion therapy, vascular access, and vital care applications. Our product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, IV catheters, sharps safety products, and sterile IV solutions; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. Our product lines, as disclosed in Note 5: Revenue, were determined to be a single operating segment as discrete financial information by product-line is limited to revenue and standard cost. Other cost of sale expenses, which include above-site manufacturing costs, manufacturing variances and supply chain costs including freight and warehousing are not allocated to individual product lines. Similarly, quality, regulatory and other operating expenses are only provided to our chief operating decision maker ("CODM") at the consolidated level.

The accounting policies of our single reportable segment are the same as those described in Note 1: Basis of Presentation and Significant Accounting Policies.

For information on disaggregation of revenues by product-line and geography, see Note 5: Revenue.

Our chief executive officer is our CODM. Our CODM uses net profit (loss) to manage our business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Our segment performance is monitored and resource allocation is determined during the annual budget/forecast processes. The measure of segment assets is reported on the consolidated balance sheets as total assets. In 2024, 2023 and 2022, expenditures for additions to long-lived assets were $90.2 million, $93.7 million, and $99.3 million, respectively.

The following table presents information about our segment revenue, segment profit or loss, and significant segment expenses (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2024	2023	2022
REVENUES	$2,382,046	$2,259,126	$2,279,997
Less:
Standard COGS(1)	1,193,994	1,114,294	1,052,455
Quality remediation/recall(2)	19,126	58,243	70,036
Other COGS(3)	344,144	346,716	459,745
Selling, general and administrative	638,762	606,693	608,345
Research and development	88,615	85,344	92,984
Restructuring and integration	59,840	41,258	71,421
Other segment items(4)	(2,964)	(17,850)	(31,385)
Interest expense	106,541	102,727	70,805
Income tax provision (benefit)	51,676	(48,644)	(40,123)
Consolidated net loss	$(117,688)	$(29,655)	$(74,286)
_______________
(1) Represents the average annual budgeted cost of producing each good sold in the period.
(2) Represents significant labor and material costs to replace or repair a product outside the scope of standard warranty and compliance costs related to quality systems and manufacturing operations.
(3) Includes costs related to capitalized manufacturing variances to standard COGS, supply chain and logistics costs including freight, inventory management and reserves, hardware service, quality and regulatory, and operations and supply chain management costs.
(4) Includes changes in fair value of contingent earn-out, interest income, gain/loss on disposition of assets, gain/loss on foreign exchange, other miscellaneous income/expense and equity in the income of equity method investees.

For information on depreciation and amortization expense, see Note 1: Basis of Presentation and Significant Accounting Policies.

Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to end customers. The manufacturers and distributors, in turn, sell our products to healthcare providers. In 2024, 2023 and 2022, we had net sales to a single distributor of 18%, 16% and 15%, respectively of consolidated worldwide net sales.

Geographic Information

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of December 31,
	2024	2023
Costa Rica	$156,149	$143,380
Mexico	111,043	110,124
Other LATAM	55,451	47,564
Canada	5,284	5,694
Italy	29,124	28,201
Spain	17,141	21,921
Czech Republic	11,909	12,256
Other Europe	11,445	11,440
APAC	27,550	22,966
Total Foreign	$425,096	$403,546
United States*	610,547	833,251
Worldwide Total	$1,035,643	$1,236,797
________________________________
*During the fourth quarter of 2024, we presented within the assets held for sale line item in our consolidated balance sheet, the gross long-lived assets that were part of a disposal group that met the criteria as held for sale during the fourth quarter (See Note 4: Assets Held For Sale).

NOTE 7. LEASES

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

The following table presents the components of our lease cost (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2024	2023	2022
Operating lease cost	$22,037	$24,024	$22,038
Finance lease cost — interest	182	125	112
Finance lease cost — reduction of ROU asset	1,158	1,035	712
Short-term lease cost	9	29	7
Total lease cost	$23,386	$25,213	$22,869

Interest expense on our finance leases is included in interest expense, net in our consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,251	$24,604	$25,225
Operating cash flows from finance leases	$182	$125	$112

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,580	$15,873	$5,994
Finance leases	$1,809	$1,028	$715

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of December 31,
	2024	2023
Operating leases
Operating lease right-of-use assets	$53,295	$69,909

Accrued liabilities	$15,695	$20,161
Other long-term liabilities	40,777	52,972
Total operating lease liabilities	$56,472	$73,133

Weighted-Average Remaining Lease Term
Operating leases	5.8 years	5.6 years

Weighted-Average Discount Rate
Operating leases	4.90%	4.31%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2024	2023
Finance leases
Other assets	$3,259	$2,707

Accrued liabilities	$1,066	$860
Other long-term liabilities	2,332	1,954
Total finance lease liabilities	$3,398	$2,814

Weighted-Average Remaining Lease Term
Finance leases	3.5 years	4.1 years

Weighted-Average Discount Rate
Finance leases	5.63%	4.93%

As of December 31, 2024, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
2025	$17,996	$1,215
2026	13,506	1,104
2027	9,093	759
2028	6,612	420
2029	5,280	197
Thereafter	11,620	47
Total Lease Payments	64,107	3,742
Less imputed interest	(7,635)	(344)
Total	$56,472	$3,398

NOTE 8. SHARE-BASED AWARDS

We have a stock incentive plan for employees and directors and an employee stock purchase plan; however, the employee stock purchase plan was suspended in 2017. Shares to be issued under these plans will be issued either from authorized but unissued shares or from treasury shares.

We incur stock compensation expense for stock options, restricted stock units ("RSU") and performance restricted stock units ("PRSU"). We receive a tax benefit on stock compensation expense and direct tax benefits from the exercise of stock options and vesting of restricted stock units. We also have had indirect tax benefits upon exercise of stock options and vesting of restricted stock units related to research and development tax credits which are recorded as a reduction of income tax expense.

The table below summarizes compensation costs and related tax benefits (in thousands):

	Year ended December 31,
	2024	2023	2022
Stock compensation expense	$46,883	$40,563	$36,025
Tax benefit from stock-based compensation cost	$5,524	$5,379	$4,636
Indirect tax benefit	$—	$—	$749

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, we had $55.3 million of unamortized stock compensation cost which we will recognize as an expense over a weighted-average period of approximately 0.7 years.
Stock Option Plans

Our 2011 Stock Incentive Plan ("2011 Plan") replaced our 2003 Stock Option Plan ("2003 Plan"). Our 2011 Plan initially had 650,000 shares available for issuance, plus the remaining available shares for grant from the 2003 Plan and any shares that were forfeited, terminated or expired that would have otherwise returned to the 2003 Plan. In years 2012, 2014, 2017 and 2023, our stockholders approved amendments to the 2011 plan that increased the shares available for issuance by a total of 5,461,000, bringing the initial shares available for issuance to 6,111,000, plus the remaining 248,700 shares that remained available for grant from the 2003 Plan. As of December 31, 2024, the 2011 Plan has 6,374,300 shares of common stock reserved for issuance to employees, which includes 263,300 shares that transferred from the 2003 Plan. Shares issued as options or stock appreciation rights ("SARs") are charged against the 2011 Plan's share reserve as one share for one share issued. Shares subject to awards other than options and SARs are charged against the 2011 Plan's share reserve as 2.09 shares for 1 share issued. Options may be granted with exercise prices at no less than fair market value at date of grant. Options granted under the 2011 Plan may be "non-statutory stock options" which expire no more than ten years from date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended.

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

The table below summarizes the total time-based stock options granted, total valuation and the weighted-average assumptions (dollars and shares in thousands, except per option amounts):

Year ended December 31,
2022
Number of time-based options granted	7,620
Grant-date fair value of options granted	$540
Weighted-average assumptions for stock option valuation:
Expected term (years)	5.5
Expected stock price volatility	36.0%
Risk-free interest rate	3.0%
Expected dividend yield	—%
Weighted-average grant-price per option	$185.79
Weighted-average grant-date fair value per option	$70.86

There were no stock options granted during the years ended December 31, 2024 and 2023.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our stock option activity as of and for the year ended December 31, 2024 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	459,828	$82.95
Granted	—	$—
Exercised	(351,688)	$66.61
Forfeited or expired	—	$—
Outstanding at December 31, 2024	108,140	$136.12	2.21	$3,963
Exercisable at December 31, 2024	108,140	$136.12	2.21	$3,963
Vested and expected to vest, December 31, 2024	108,140	$136.12	2.21	$3,963

The intrinsic values for options exercisable, outstanding and vested or expected to vest at December 31, 2024 are based on our closing stock price of $155.17 at December 31, 2024 and are before applicable taxes.

The following table presents information regarding stock option activity (in thousands):

	Year ended December 31,
	2024	2023	2022
Intrinsic value of options exercised	$18,651	$8,441	$17,340
Cash received from exercise of stock options	$10,939	$4,022	$8,785
Tax benefit from stock option exercises	$1,034	$1,733	$3,637

Stock Awards

In 2024, we granted PRSUs to our executive officers and certain other non-executive employees. The PRSUs will cliff-vest on March 8, 2026, subject to continued service through such vesting date and the achievement of minimum two-year cumulative adjusted EBITDA, commencing on January 1, 2024 and ending on December 31, 2025, which when reviewed against a predetermined vesting matrix could result in the vesting of 0% to 250% of the awarded PRSUs. We also granted certain other one-off PRSU awards to non-executive employees with various performance requirements, whereby the PRSUs will be earned if the minimum requirements are met.

In 2023, we granted PRSUs to our executive officers. For the executive officers other than the CEO, COO, CFO and the CVP, GC, the PRSUs will vest as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers have met their individual performance goals for the applicable year and continued service through such vesting date. For the CEO, COO, the CFO, and the CVP, GC, the PRSUs will cliff-vest on March 15, 2026, subject to continued service through such vesting date and the achievement of minimum three-year adjusted revenue and adjusted EBITDA compound annual growth rates, commencing on January 1, 2023 and ending on December 31, 2025, which when reviewed against a predetermined vesting matrix could result in the vesting of 0% to 250% of the awarded PRSUs. In February 2024, the Compensation Committee made the determination that the executive officers other than the CEO, CFO, COO and CVP, GC met their individual performance goals for 2023 with respect to the PRSUs subject to annual vesting, as outlined above, and therefore one-third of their 2023 PRSUs vested during 2024.

In 2022, we granted our annual PRSUs to our executive officers and certain other non-executive employees. These PRSUs cliff-vested on March 7, 2024, subject to continued service through such vesting date and the achievement of net synergy savings targets related to the Smiths Medical acquisition achieved during the performance period commencing on January 1, 2022 and ending on December 31, 2023, which when reviewed against predetermined targets could have resulted in the vesting of 0% to 200% of the awarded PRSUs. We also granted certain other one-off PRSU awards to non-executive employees with various performance requirements, whereby the PRSUs will be earned if the minimum requirements are met within a specified time period. The performance period related to the annual 2022 PRSUs ended on December 31, 2023 and in

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2024 the Compensation Committee determined that 200% of the PRSUs awarded were earned based on the actual net synergy savings related to the Smiths Medical acquisition achieved during the performance period.

In 2021, we granted PRSUs to our executive officers. For the executive officers other than the CEO, COO and the CFO, the PRSUs vested as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers had met their individual performance goals for the applicable years and continued service through such vesting date. In February 2022, 2023 and 2024, the Compensation Committee made the determination that the executive officers other than the CEO, CFO and COO met their individual performance goals for 2021, 2022 and 2023, respectively, and therefore one-third of their 2021 PRSUs vested during each of 2022, 2023 and 2024. For the CEO, COO and the CFO, the PRSUs cliff-vested on March 8, 2024, subject to continued service through such vesting date and the achievement of minimum three-year cumulative adjusted revenue dollar target growth rate and adjusted EPS dollar target growth rate targets, commencing on January 1, 2021 and ending on December 31, 2023, which when reviewed against a predetermined vesting matrix could have resulted in the vesting of 0% to 250% of the awarded PRSUs. The performance period related to the 2021 CEO, COO and CFO PRSUs ended on December 31, 2023 and in February 2024 the Compensation Committee determined that 110% of the awarded PRSUs were earned based on the actual cumulative adjusted revenue dollar target growth rate and adjusted EPS dollar target growth rate achieved during the performance period.

In 2020, we granted PRSUs to our executive officers. For the executive officers other than the CEO, COO and the CFO, the PRSUs vested as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers had met their individual performance goals for the applicable years and continued service through such vesting date. In February 2021, 2022, and 2023, the Compensation Committee made the determination that the executive officers other than the CEO, CFO and COO met their individual performance goals for 2021, 2022 and 2023, respectively, and therefore one-third of their 2020 PRSUs awarded vested during 2021, 2022 and 2023. For the CEO, COO and the CFO, the PRSUs cliff-vested on March 6, 2023, subject to continued service through such vesting date and the achievement of minimum three-year cumulative adjusted revenue dollar target growth rate and adjusted EPS dollar target growth rate targets, which when reviewed against a predetermined vesting matrix such PRSUs originally had the potential to vest from 0% to 250% of the awarded PRSUs. During February 2021, the Compensation Committee, modified the potential vesting percentages related to the 2020 PRSU awards for the CEO, COO and CFO, as the original potential percentages were established immediately before the onset of the COVID-19 pandemic. The Compensation Committee determined to adjust the CEO, COO and CFO's potential to earn from between 0% and 250% of the awarded PRSUs, to an increased potential to earn between 50% and 300% of the award granted, subject to the same minimum threshold revenue and EPS targets set forth above to be achieved by the Company. The additional compensation expense as a result of modifying the 2020 PRSUs granted to our CEO, COO and CFO totaled $2.1 million recognized over the remaining amortization period from the date of modification. The performance period related to the 2020 CEO, COO and CFO PRSUs ended on December 31, 2022 and in February 2023 the Compensation Committee determined that 188% of the awarded PRSUs were earned based on the actual cumulative adjusted revenue dollar growth rate and adjusted EPS dollar target growth rate achieved during the performance period.

In 2019, we granted PRSUs to our executive officers. For the executive officers other than the CEO and the COO, the PRSUs vested as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers had met their individual performance goals for the applicable years and continued service through such vesting date. In February 2020, 2021 and 2022, the Compensation Committee made the determination that the executive officers other than the CEO and COO met their individual performance goals for 2019, 2020 and 2021, respectively, and therefore one-third of their 2019 PRSUs awarded vested during 2020, 2021 and 2022. For the CEO and the COO, the PRSUs were to cliff-vest on March 6, 2022, subject to continued service through such vesting date and the achievement of a minimum Cumulative Adjusted EBITDA growth target over the performance period. If, for the three-year period ending on December 31, 2021, the Cumulative Adjusted EBITDA had a growth of at least 6% to 8%, 50% of the awarded PRSUs would have vested. If, on the vesting date, the Cumulative Adjusted EBITDA had a growth of between 8% to 10%, 100% of the awarded PRSUs would have vested. If, on the vesting date, the Cumulative Adjusted EBITDA had a growth of over 10%, 200% of the awarded PRSUs would have vested. The performance period related to the 2019 CEO and COO PRSUs ended on December 31, 2021 and in February 2022 the Compensation Committee determined that zero PRSUs were earned based on the actual Cumulative Adjusted EBITDA growth achieved during the performance period. In 2019, we also granted PRSUs to one of our non-executive employees. These PRSUs vested at the end of a three-year period ending on March 31, 2022, based on meeting certain minimum performance goals.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted stock units are granted annually to our non-employee directors and vest on the first anniversary of the grant date, or the date of our annual meeting, whichever occurs first.

In 2024, 2023 and 2022, we granted RSUs to certain employees that typically vest ratably on the anniversary of the grant over three years. We recognize forfeitures as they occur.

The grant-date fair market value of our PRSUs and RSUs is determined by our stock price on the grant date.

The table below summarizes our restricted stock award activity (dollars in thousands):

	Year ended December 31,
	2024	2023	2022
PRSU
Shares granted	150,218	78,213	60,383
Shares earned (1)	142,735	49,314	46,317
Grant-date fair value per share	$104.52	$190.02	$230.31
Grant-date fair value	$15,701	$14,862	$13,907
Intrinsic value vested	$15,145	$8,024	$10,487

RSU
Shares granted	223,899	156,111	116,870
Grant-date fair value per share	$105.94	$173.10	$221.65
Grant-date fair value	$23,721	$27,024	$25,905
Intrinsic value vested	$11,963	$14,179	$16,438
_______________________________
(1)    PRSU shares earned in 2024 were related to performance awards granted to executives and certain other employees in 2021, 2022 and 2023. PRSU shares earned in 2023 were related to performance awards granted to executives in 2020 and 2021 and performance awards granted to a non-executive employees in 2022. PRSU shares earned in 2022 were related to performance awards granted to executives in 2019, 2020 and 2021 and performance award granted to a non-executive employee in 2019, 2020, and 2021.

The table below provides a summary of our PRSU and RSU activity as of and for the year ended December 31, 2024:

	Number of Units	Grant-Date Fair Value Per Share	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2023	448,601	$199.68
Change in units due to performance expectations (1)	2,081	$198.05
Granted	374,117	$105.37
Vested	(258,756)	$207.72
Forfeited	(15,032)	$140.87
Non-vested and expected to vest at December 31, 2024	551,011	$133.47	1.0	$85,500
_______________________________
(1)    Relates to adjustments to 2021 PRSUs granted to executives that vested during 2024.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ESPP

We have an ESPP under which U.S. employees may purchase up to $25,000 annually of common stock at 85% of its fair market value at the beginning or the end of a six-month offering period, whichever is lower. There were 750,000 shares of common stock reserved for issuance under the ESPP, which is subject to an annual increase of the least of 300,000 shares, two percent of the shares outstanding or such a number as determined by the Board. To date, there have been no increases. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We suspended our ESPP in 2017. All shares unissued under the plan expired during 2022.

NOTE 9. DERIVATIVES AND HEDGING ACTIVITIES

Hedge Accounting and Hedging Program

The purposes of our cash flow hedging programs are to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit, and to manage floating interest rate risk associated with future interest payments on variable-rate term loans issued in 2022. We do not issue derivatives for trading or speculative purposes.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our current foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Japanese Yen ("JPY"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately eleven months. The total notional amount of these outstanding derivative contracts as of December 31, 2024 was $112.5 million, which included the notional equivalent of $53.4 million in MXN, $6.9 million in Euros, $6.5 million in CAD, $6.4 million in AUD, $30.6 million in USD and $8.7 million in other foreign currencies, with terms currently through December 2025.

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

Floating Interest Rate Risk

In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 13: Long-Term Obligations). We exchange, at specified intervals, the difference between

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. The total notional amount of this outstanding derivative as of December 31, 2024 was approximately $213.2 million. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We pay a fixed rate of 1.17% and receive the greater of 3-month USD SOFR or 0.35%. The total notional amount of this outstanding derivative as of December 31, 2024 was approximately $234.4 million. In June 2023, we entered into an additional interest rate swap that hedges both term loan A and term loan B interest payments. The total notional amount of the swap is $300.0 million. The hedge matures on June 30, 2028. We pay a fixed rate of 3.88% and receive 3-months USD SOFR. These forward-starting swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the consolidated balance sheets (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
Consolidated Balance Sheet Location	Foreign Exchange Forward Contracts	Interest Rate Swaps	Gross Derivatives

As of December 31, 2024
Prepaid expenses and other current assets	$6,716	$11,038	$17,754
Other assets	—	5,724	5,724
Total assets	$6,716	$16,762	$23,478

Accrued liabilities	$7,391	$—	$7,391
Total liabilities	$7,391	$—	$7,391

	Derivatives Designated as Cash Flow Hedging Instruments
As of December 31, 2023	Foreign Exchange Forward Contracts	Forward-Starting Interest Rate Swaps	Gross Derivatives
Prepaid expenses and other current assets	$6,785	$23,065	$29,850
Other assets	673	4,876	5,549
Total assets	$7,458	$27,941	$35,399

Accrued liabilities	$2,590	$—	$2,590
Other long-term liabilities	240	—	240
Total liabilities	$2,830	$—	$2,830

    The following table presents the effects of our derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain Reclassified From Accumulated Other Comprehensive (Loss) Income into Income
	Location of Gain in the Consolidated Statements of Operations	Year Ended December 31,
		2024	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$2,981	$296	$3,829
Foreign exchange forward contracts	Cost of goods sold	91	7,852	7,751
Foreign exchange forward contracts	Other expense, net(1)	—	229	—
Foreign exchange forward contracts	Interest expense(2)	—	13	717
Interest rate swaps	Interest expense	27,132	32,444	6,122
Total derivatives designated as cash flow hedging instruments		$30,204	$40,834	$18,419
_______________________________
(1) Represents location of gain reclassified from accumulated other comprehensive (loss) income into other expense, net as a result of ineffectiveness.
(2) Represents location of gain reclassified from accumulated other comprehensive (loss) income into interest expense as a result of a forecasted transaction being no longer probable of occurring.

We recognized the following (losses) gains on our derivative instruments designated as cash flow hedges in other comprehensive loss before reclassifications to income (in thousands):

	Amount of Gain Recognized in Other Comprehensive Loss
	Year Ended December 31,
	2024	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$(1,912)	$10,788	$9,588
Interest rate swaps	15,954	5,200	62,786
Total derivatives designated as cash flow hedging instruments	$14,042	$15,988	$72,374

As of December 31, 2024, we expect an estimated $0.7 million in deferred losses on the outstanding foreign exchange forward contract and an estimated $11.4 million in deferred gains on the forward-starting interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net (loss) income.

NOTE 10. FAIR VALUE MEASUREMENTS

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

Contingent earn-out liabilities

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that ended September 2024. The terms of the agreement included a contingent earn-out payment. The contingent earn-out payment could not exceed $6.0 million and was to be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. The estimated fair value of the contingent earn-out was calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met. As of December 31, 2023, the earn-out measurement period ended. The fair value of the contingent earn-out was determined to be $3.4 million and was paid out in the first quarter of 2024.

In November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on obtaining certain product-related regulatory certifications by May 26, 2024. As of December 31, 2022, the measurement period related to the contingent earn-out based on certain revenue targets ended and based on the actual revenue achieved during the measurement period, the fair value of the contingent earn-out was determined to be zero as the minimum threshold for earning the earn-out was not met. As of December 31, 2024, the earn-out measurement period related to certain product-related regulatory certifications had ended and the product-related regulatory certification had not been achieved, accordingly, the estimated fair value for the contingent consideration was reduced to zero.

In 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition included a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price (the "Price Targets") from the closing date to either the third or fourth anniversary of closing and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. The initial estimated fair value of the earn-out was determined to be $53.5 million using a Monte Carlo simulation model. The model utilized several assumptions including volatility and the risk-free interest rate. The assumed volatility is based on the average of the historical volatility of our common stock price and the implied volatility of certain at-the-money traded options. The risk-free interest rate is equal to the yield on U.S. Treasury securities at constant maturity for the period commensurate with the term of the earn-out. At each reporting date subsequent to the acquisition, we remeasured the earn-out liability and recognized any changes in its fair value in our consolidated statements of operations. If the probability of achieving the Price Targets during their respective measurement periods was significantly greater than initially anticipated, the realization of an additional liability and related expense would have had a significant impact on our consolidated financial statements in the period recognized. As of December 31, 2023, the estimated fair value of the contingent earn-out was $4.0 million. During 2024, Smiths sold all of their remaining shares of common stock of ICU Medical, Inc. The sale of these shares rendered Smiths unable to achieve the contingent consideration based on certain price targets during the third and fourth anniversary of closing as Smiths no longer met the required minimum beneficial ownership percentage. Accordingly, the valuation of the contingent earn-out liability as of December 31, 2024 was zero.

Our contingent earn-out liabilities are separately stated on our consolidated balance sheets.

The following table provides a reconciliation of our Level 3 earn-out liabilities measured at estimated fair value based on an initial valuation and updated quarterly for the years ended December 31, 2024, 2023 and 2022 (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earn-out Liability
Contingent earn-out liability, January 1, 2022	$2,589
Acquisition date fair value estimate of earn-out(1)	55,158
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(2)	(32,091)
Currency translation	(84)
Contingent earn-out liability, December 31, 2022	25,572
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(3	(16,247)
Other(4)	(496)
Transfer of Mediverse earn-out liability into Level 2(5)	(3,379)
Currency translation	41
Contingent earn-out liability, December 31, 2023	5,491
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(6)	(5,399)
Currency translation	(92)
Contingent earn-out liability, December 31, 2024	$—
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
(4)    Primarily relates to the reclassification to accrued liabilities of a holdback liability not subject to unobservable inputs when determining the fair market value.
(5)    The Mediverse earn-out was transferred out of Level 3 and into Level 2 in the fourth quarter of 2023 when the amount of the actual payment was known, and subsequently settled during first quarter of 2024.
(6)    Relates to the change in fair value of our Smiths Medical earn-out and the earn-out with one of our small foreign infusion systems suppliers, both of which were written down to zero as of December 31, 2024.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our earn-out liabilities related to Smiths Medical:

Smiths Medical Earn-out

As of December 31, 2023
Simulation Input
Volatility	47.00%
Risk-Free Rate	4.18%
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other than the Mediverse earn-out liability described above, there were no transfers between levels in 2024 or 2023.

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

	Fair value measurements as of December 31, 2024
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange forwards:
Prepaid expenses and other current assets	$6,716	$—	$6,716	$—
Interest rate contracts:
Prepaid expenses and other current assets	11,038	—	11,038	—
Other assets	5,724	—	5,724	—
Total Assets	$23,478	$—	$23,478	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$7,391	$—	$7,391	$—
Total Liabilities	$7,391	$—	$7,391	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2023
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Available-for-sale debt securities:
Short-term corporate bonds	$501	$—	$501	$—

Foreign exchange forwards:
Prepaid expenses and other current assets	6,785	—	6,785	—
Other assets	673	—	673	—
Interest rate contracts:
Prepaid expenses and other current assets	23,065	—	23,065	—
Other assets	4,876	—	4,876	—
Total Assets	$35,900	$—	$35,900	$—

Liabilities:
Contingent earn-out liability-ST	$4,879		$3,379	$1,500
Contingent earn-out liability - LT	3,991	$—	—	$3,991
Foreign exchange contracts:
Accrued liabilities	2,590	—	2,590	—
Other long-term liabilities	240	—	240	—
Total Liabilities	$11,700	$—	$6,209	$5,491

NOTE 11. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Other prepaid expenses and receivables*	$15,423	$17,833
Prepaid vendor expenses	1,889	1,309
Deferred costs	9,060	1,668
Prepaid insurance and property taxes*	10,284	9,547
VAT/GST receivable	4,445	2,748
Deferred tax charge	5,511	5,822
Foreign exchange forward contract	6,716	6,785
Interest rate contracts	11,038	23,065
Deposits*	1,207	1,196
Other	4,714	3,667
	$70,287	$73,640
____________________________
*As of December 31, 2024, certain prepaid expense account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets Held For Sale" in our consolidated balance sheet (See Note 4:Assets Held For Sale).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Pump lease receivables	$23,631	$30,627
Spare parts*	28,632	46,496
Equity method investments	3,038	3,120
Interest rate contracts	5,724	4,876
Deferred debt issuance costs	1,719	3,439
Finance lease right-of-use assets	3,259	2,707
Other	2,132	2,755
	$68,135	$94,020
____________________________
*As of December 31, 2024, spare parts account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets Held For Sale" in our consolidated balance sheet (See Note 4:Assets Held For Sale).

NOTE 12. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Salaries and benefits	$60,815	$52,250
Incentive compensation	59,445	37,992
Operating lease liability-ST	15,695	20,161
Accrued professional fees	3,167	2,803
Field service corrective action(1)	32,844	30,281
Italy medical device payback provision(2)	23,937	23,176
Legal accrual	3,425	1,874
Accrued sales taxes	4,449	6,748
Warranties and returns	4,094	3,682
Deferred revenue	30,358	31,640
Accrued other taxes	4,564	3,024
Distribution fees	16,548	13,049
Accrued freight	13,206	17,215
Restructuring accrual	9,945	3,568
Foreign exchange contracts	7,391	2,590
Accrued audit fees	4,395	5,492
Defined benefit plan	3,111	2,575
Accrued interest	667	1,431
Other	8,867	8,664
	$306,923	$268,215
_____________________________

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Primarily includes field corrective actions associated with certain products in connection with a 2021 Warning Letter (as defined below) received by Smiths Medical from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility (see Note 16: Commitments and Contingencies for further details).
(2) Related to potential payments associated with the IMDP (as defined below) as a result of 2015 legislation enacted requiring medical device companies to make payments to the Italian government based on regional expenditure ceilings (see Note 16: Commitments and Contingencies for further details).

As of December 31, 2024, certain accrued liability account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were presented as a separate line item "Liabilities held for sale" in our consolidated balance sheet (See Note 4:Assets Held For Sale).

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Operating lease liability-LT	$40,777	$52,972
Finance lease liability-LT	2,332	1,954
Deferred revenue	9,045	10,585
Benefits	3,830	4,207
Field service corrective action(1)	6,401	26,056
Accrued rent	618	841
Other	3,742	3,882
	$66,745	$100,497
_______________________________
(1)     Primarily related to field corrective actions associated with certain products in connection with a 2021 Warning Letter (as defined below) received by Smiths Medical from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility (see Note 16: Commitments and Contingencies for further details).

NOTE 13. LONG-TERM OBLIGATIONS

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

In connection with entering into the Credit Agreement, in 2022, we incurred $37.8 million in debt discount and issuance costs, which were allocated to the Term Loan A, the Term Loan B and the Revolving Credit Facility based on lender commitment amounts relative to each type of fees paid. The lender and third-party discount and issuance costs allocated to the Term Loan A and the Term Loan B were $15.8 million and $13.4 million, respectively, the current unamortized balances are reflected as a direct deduction from the face amount of the corresponding term loans on the consolidated balance sheet. These costs are being amortized to interest expense over the respective terms of the loans using the effective interest method. The issuance costs allocated to the Revolving Credit Facility were $8.6 million, which are capitalized and included in prepaid

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expenses and other current assets and other assets on our consolidated balance sheets. These costs are being amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During March 2022, we prepaid $16.0 million in principal payments on the Term Loan A principal balance. For the years ended December 31, 2024, 2023 and 2022, total principal payments on both Term Loans was $51.0 million, $29.7 million and $22.4 million, respectively.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subsidiaries, changes in nature of business, fiscal year or organizational documents, prepayments and redemptions of subordinated and other junior debt, transactions with affiliates, and other matters.

The financial covenants include the Senior Secured Leverage Ratio and the Interest Coverage Ratio, both defined below, and pertain to the Term Loan A and the Revolving Credit Facility.

The Senior Secured Leverage Ratio is defined, at any measurement date, as the ratio of: (a) all Funded Debt, as defined in the Credit Agreement, that is secured by a lien on any asset or property minus the lesser of (i) all unrestricted cash and cash equivalents and (ii) $500.0 million, to (b) Consolidated EBITDA, as defined in the Credit Agreement, for the most recently completed four fiscal quarters, calculated on a pro forma basis. The maximum Senior Secured Leverage Ratio was 4.50 to 1.00 until June 30, 2024. Thereafter, the maximum Senior Secured Leverage Ratio is 4.00 to 1.00, with limited permitted exception.

The Interest Coverage ratio is defined, at any measurement date, as the ratio of Consolidated EBITDA, as defined in the Credit Agreement, to Consolidated Interest Expense, as defined in the Credit Agreement, paid or payable in cash, for the most recently completed four fiscal quarters. The minimum Interest Coverage ratio is 3.00 to 1.00.

We were in compliance with all financial covenants as of December 31, 2024.

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

The carrying values of our long-term debt consist of the following (in thousands):

	2024 Effective Interest Rate	As of December 31,		2023 Effective Interest Rate
		2024	2023
Senior Secured Credit Facilities:
Term Loan A — principal	8.03%	$770,313	$812,813	7.67%
Term Loan B — principal	8.38%	826,625	835,125	8.00%
Revolving Credit Facility — principal	—%	—	—	—%
Less unamortized debt issuance costs(1)		(14,080)	(19,168)
Total carrying value of long-term debt		1,582,858	1,628,770
Less current portion of long-term debt		51,000	51,000
Long-term debt, net		$1,531,858	$1,577,770
_______________________________
(1)    In 2024, comprised of $6.1 million and $8.0 million relating to the Term Loan A and the Term Loan B, respectively. In 2023, comprised of $9.3 million and $9.9 million relating to the Term Loan A and the Term Loan B, respectively.

As of December 31 2024, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2025	$51,000
2026	72,250
2027	672,563
2028	8,500
2029	792,625
Thereafter	—
Total	$1,596,938

The following table presents the total interest expense related to our long-term debt (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest	$125,012	$125,550	$66,770
Amortization of debt issuance costs	6,807	6,814	6,972
Commitment fee — Revolving Credit Facility	1,524	1,518	1,290
Total long-term debt-related interest expense	$133,343	$133,882	$75,032

NOTE 14. INCOME TAXES

Income from continuing operations before taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(116,024)	$(136,980)	$(135,646)
Foreign	50,012	58,681	21,237
	$(66,012)	$(78,299)	$(114,409)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$16,589	$(8,235)	$4,128
State	4,256	5,035	3,799
Foreign	25,164	24,500	12,924
	$46,009	$21,300	$20,851
Deferred:
Federal	$1,294	$(43,042)	$(42,012)
State	14,850	(14,657)	(11,239)
Foreign	(10,477)	(12,245)	(7,723)
	5,667	(69,944)	(60,974)
	$51,676	$(48,644)	$(40,123)

We have accrued for tax contingencies for potential tax assessments, and in 2024 we recognized a $5.7 million net decrease, most of which related to federal, state, and foreign tax reserves net of the release of various federal and foreign tax reserves.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the provision for income taxes at the statutory rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax at the expected statutory rate	$(13,862)	21.0%	$(16,443)	21.0%	$(24,026)	21.0%
State income tax, net of federal effect	701	(1.1)%	(6,057)	7.7%	(5,050)	4.4%
Tax credits	(10,985)	16.6%	(9,824)	12.5%	(3,636)	3.2%
Global intangible low-taxed income	2,977	(4.5)%	(2,658)	3.4%	2,303	(2.0)%
Foreign income tax differential	(4,231)	6.4%	(2,506)	3.2%	(2,943)	2.5%
Stock-based compensation	2,824	(4.3)%	(289)	0.4%	(3,721)	3.2%
Foreign-derived intangible income	(3,756)	5.7%	(3,299)	4.2%	(2,269)	2.0%
Transaction cost	—	—%	—	—%	2,299	(2.0)%
Contingent consideration	(838)	1.3%	(3,407)	4.4%	(6,830)	6.0%
Section 162(m)	1,880	(2.8)%	3,268	(4.2)%	3,942	(3.4)%
Tax reserve releases	(2,216)	3.3%	(6,884)	8.8%	(1,834)	1.6%
Legal Settlement	(2,100)	3.2%	—	—%	—	—%
Valuation allowance	81,713	(123.8)%	—	—%	—	—%
Other	(431)	0.7%	(545)	0.7%	1,642	(1.4)%
	$51,676	(78.3)%	$(48,644)	62.1%	$(40,123)	35.1%

Tax credits in 2024, 2023 and 2022 consist principally of research and developmental tax credits.

The components of our deferred income tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax asset:
Accruals/other	$40,849	$30,190
Acquired future tax deductions	7,869	10,877
Stock-based compensation	3,940	6,987
Tax credits	17,068	15,095
Inventory reserves	25,015	25,592
Warranty reserve	1,098	13,788
Section 163(j) - interest expense limitation	27,078	25,467
Chargebacks, discounts, customer concessions	52,709	39,077
Capitalized research and development	56,975	43,313
Valuation allowance	(90,950)	(8,452)
	$141,651	$201,934
Deferred tax liability:
State income taxes	$5,886	$4,465
Depreciation and amortization	160,368	212,429
Foreign currency translation and derivative instrument adjustments	—	3,630
	$166,254	$220,524

Deferred tax (liability) asset, net	$(24,603)	$(18,590)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a valuation allowance of $81.7 million tax expense and $3.9 million foreign currency translation and derivative instrument adjustments against certain U.S. federal and state deferred tax assets for the tax years ending December 31, 2024. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods.

Tax Holidays and Carryforwards

Net operating loss ("NOL") carryforwards consist of: (a) federal NOL carryforwards of $1.3 million which will expire at various dates from 2031 to indefinite carryforward periods, (b) state NOL carryforwards of $2.6 million which has indefinite carryforward periods and (c) foreign NOL carryforwards of $114.3 million which will expire at various dates from 2025 to indefinite carryforward periods. We have recorded a net deferred tax asset of $6.8 million, $29.5 million gross deferred tax asset net of tax reserves of $22.7 million, related to our foreign NOL carryforwards. The deferred tax assets recognized for these foreign NOLs are presented net of tax reserves. We believe that it is more likely than not that the benefit from certain foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $5.9 million on the $6.8 million net deferred tax assets related to these foreign NOL carryforwards. Under Section 382 of the Internal Revenue Code, certain ownership changes limit the utilization of the NOL carryforwards, and the amount of federal NOL carryforwards recorded is the net federal benefit available.

Other carryforwards include state research and development (“R&D”) tax credit carryforwards of $23.9 million, the majority of which have an indefinite carryforward period.

A substantial portion of our manufacturing operations in Costa Rica operate under various tax holiday and tax incentive programs due to expire in whole or in part in 2029. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holiday and tax incentives was an increase to our net earnings by $11.1 million or $0.45 per diluted share in 2024 and by $8.0 million or $0.33 per diluted share in 2023.

Foreign currency translation and derivative instrument adjustments, and related tax effects, are an element of “other comprehensive income” and are not included in net income.

As of December 31, 2024, we have estimated $322 million of undistributed foreign earnings and profits. Such earnings were previously subject to U.S. tax as a result of the Tax Act and much of any future remittances would generally be subject to no U.S. tax as a result of dividends received deductions and/or foreign tax credit relief. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we incur significant additional costs upon repatriation of such amounts.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. Our U.S. federal income tax returns for tax years 2021 and forward are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years 2012 and forward are subject to examination by the state tax authorities. The total gross amount of unrecognized tax benefits as of December 31, 2024 was $72.8 million which, if recognized, would impact the effective tax rate. We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. As of December 31, 2024, it is reasonably possible that the expiration of the U.S. federal statute of limitations will cause the gross amount of unrecognized tax benefits to decrease by $5.2 million within the next twelve months. It is not possible to estimate any other amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized $0.8 million of interest expense and $0.1 million of penalties in income tax benefit during 2024 and released $1.1 million of interest expense and $0.5 million of penalties in 2024. In total, we have accrued for interest and penalties of $2.6 million and $1.6 million, respectively as of December 31, 2024, and $2.9 million and $2.0 million, respectively, as of December 31, 2023.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our cumulative gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$78,558	$54,053	$21,537
Increases to prior year tax positions	1,945	2,347	148
Increases due to acquisitions		—	29,606
Increases to current year tax positions	4,441	34,607	4,706
Decreases to prior year tax positions	(406)	(2,455)	(222)
Decrease related to lapse of statute of limitations	(10,062)	(9,591)	(1,722)
Decrease related to settlements with tax authorities	(1,133)	(403)	—
Decrease related to exchange rate fluctuations	(524)	—	—
Ending balance	$72,819	$78,558	$54,053

In December 2022, the European Union (EU) agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. All of the EU countries and some of the non-EU countries in which we operate have enacted or have announced plans to enact legislation to adopt Pillar Two. The Pillar Two legislation is effective for our fiscal year beginning January 1, 2024 and for fiscal year 2024, Pillar 2 did not have a material impact to our tax provision or effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries in which we operate for fiscal periods beyond 2024 as we continue to assess the impact of tax legislation in these jurisdictions.

NOTE 15. STOCKHOLDERS' EQUITY

Treasury Stock

In August 2019, our Board of Directors approved a common stock purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. We have $100.0 million remaining on this purchase plan. We did not purchase any of our common stock under our common stock purchase plan in 2024, 2023 or 2022. We are limited on share purchases in accordance with the terms and conditions of our Senior Secured Credit Facilities (see Note 13: Long-Term Obligations).

In 2024, we withheld 114,787 shares of our common stock from employee vested restricted stock units in consideration for $12.0 million in payments for the employees' share award income tax withholding obligations. We had 571 shares remaining in treasury at December 31, 2024.

In 2023, we withheld 59,377 shares of our common stock from employee vested restricted stock units in consideration for $9.4 million in payments for the employees' share award income tax withholding obligations. We had 2,428 shares remaining in treasury at December 31, 2023.

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

Accumulated Other Comprehensive (Loss) Income ("AOCI")

The components of AOCI, net of tax, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2022	$(19,045)	$(237)	$13	$(19,269)
Other comprehensive (loss) income before reclassifications	(103,928)	54,962	1,203	(47,763)
Amounts reclassified from AOCI	—	(13,946)	—	(13,946)
Other comprehensive (loss) income	(103,928)	41,016	1,203	(61,709)
Balance as of December 31, 2022	$(122,973)	$40,779	$1,216	$(80,978)
Other comprehensive income before reclassifications	46,189	12,096	603	58,888
Amounts reclassified from AOCI	—	(30,991)	—	(30,991)
Other comprehensive income (loss)	46,189	(18,895)	603	27,897
Balance as of December 31, 2023	$(76,784)	$21,884	$1,819	$(53,081)
Other comprehensive loss before reclassifications	(70,158)	14,042	—	(56,116)
Amounts reclassified from AOCI	—	(30,204)	—	(30,204)
Other comprehensive loss	(70,158)	(16,162)	—	(86,320)
Balance as of December 31, 2024	$(146,942)	$5,722	$1,819	$(139,401)

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Contingencies

In August 2021, we entered into an agreement with one of our international distributors whereby that distributor would not compete with us in a specific territory for a three-year period that ended September 2024. The terms of the agreement included a contingent earn-out payment. The contingent earn-out payment could not exceed $6.0 million and was to be earned based on certain revenue targets over a twelve-month measurement period determined by the highest four consecutive quarters commencing over a two-year period starting on the closing date of the agreement and provided that the distributor is in compliance with its obligations under the agreement. The estimated fair value of the contingent earn-out was calculated using a probability-weighted cash flow model based on historical revenue streams and the likelihood that the revenue targets will be met. As of December 31, 2023, the earn-out measurement period ended. The fair value of the contingent earn-out was determined to be $3.4 million and was paid out in the first quarter of 2024 (see Note 10: Fair Value Measurements).

During November 2021, we acquired a small foreign infusion systems supplier. Total consideration for the acquisition includes a potential earn-out payment of up to $2.5 million, consisting of (i) a cash payment of $1.0 million contingent on the achievement of certain revenue targets for the annual period ending December 31, 2022 and, separately, (ii) a cash payment of $1.5 million contingent on obtaining certain product-related regulatory certifications by May 26, 2024. As of December 31, 2022, the measurement period related to the contingent earn-out based on certain revenue targets ended and based on the actual

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
revenue achieved during the measurement period, the fair value of the contingent earn-out was determined to be zero as the minimum threshold for earning the earn-out was not met. As of December 31, 2024, the earn-out measurement period related to certain product-related regulatory certifications had ended and the product-related regulatory certification had not been achieved, and accordingly, the estimated fair value for the contingent consideration was reduced to zero (see Note 10: Fair Value Measurements).

In January 2022, we acquired Smiths Medical. Total consideration for the acquisition included a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving the Price Targets from the closing date to either the third or fourth anniversary of closing and provided Smiths beneficially owned at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. During 2024, Smiths sold all of their remaining shares of common stock of ICU Medical, Inc. The sale of these shares renders Smiths unable to achieve the contingent consideration based on certain price targets during the third and fourth anniversary of closing as Smiths no longer met the required minimum beneficial ownership percentage. Accordingly, the valuation of the contingent earn-out liability as of December 31, 2024 was zero (see Note 10: Fair Value Measurements).

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (the "2021 Warning Letter"). The 2021Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the years ended December 31, 2024 and 2023, we recorded a net reversal to the provision of $5.2 million and a provision of $20.3 million, respectively, to adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of December 31, 2024, approximately $31.7 million of the $39.2 million of accrued field service corrective action recorded was related to the 2021 Warning Letter.

In 2015, legislation was enacted in Italy which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italy court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the Italy Medical Device Payback ("IMDP"). However, litigation proceedings are still pending and the ultimate resolution remains unknown. The timing and amount of payments could ultimately differ from our current expectations (see Note 12: Accrued Liabilities and Other Long-Term Liabilities for details on amounts accrued for potential payments related to the IMDP).

Commitments

We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 7: Leases).

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

The MSA described in (ii) above provides each party with mutually beneficial interests and is jointly managed by both Pfizer and ICU. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The amendments included a change to the term of the agreement to end on December 31, 2024. The MSA was amended on January 24, 2025 to extend the term through 2027 for certain Solutions products. Changes to the terms of the MSA include (i) amendments to our level of supply of products to Pfizer and (ii) updates to our supply price for 2025.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18: ACCOUNTS RECEIVABLE PURCHASE PROGRAM

On January 19, 2023, we entered into a revolving $150 million uncommitted receivables purchase agreement with Bank of The West ("BOW"), which was subsequently acquired by BMO in February 2023. This agreement provided for a less expensive form of capital. The discount rate applied to sold receivables equals a rate per annum equal to the sum of (i) an applicable margin, plus (ii) Term SOFR for a period equal to the discount period which is calculated with respect to the payment terms of the specific receivable. The accounts receivable sold have payment terms ranging between 30 and 60 days, and are related to customer accounts with good credit history. The transfer of the purchased accounts receivable under the agreement is intended to be an absolute and irrevocable transfer constituting a true sale as the transferred receivables have been isolated beyond the reach of the Company and our creditors, even in bankruptcy or other receivership. We do not retain effective control over the sold receivables and BMO has the right upon purchase to pledge and/or exchange the transferred assets without restrictions. The Company acts as collection agent for BMO and collection services are undertaken by our accounts receivable personnel in their normal course of business and collected funds are remitted to BMO. We do not have any continuing involvement with the sold receivables other than the collection services which does not provide us with more than a trivial benefit. The discount rate has been negotiated net of consideration for the collection services, the cost of collection is immaterial to the Company; therefore, we did not separately record any related servicing assets or liabilities related to the sold receivables.

The following table presents information in connection with the purchase program (in thousands):

	Year Ended December 31,
	2024	2023
Trade receivables sold(1)	$435,438	$629,065
Cash received in exchange for trade receivables sold(2)	432,803	625,341
Loss on sale of receivables(3)	2,635	3,724
_______________________________
(1)    Represents carrying value of trade receivables sold to BMO.
(2)    Cash proceeds received from BMO.
(3)    Reflected in other expense, net in our condensed consolidated statement of operations.

As of December 31, 2024, we are not actively utilizing the program and there are no outstanding balances to be collected on behalf of BMO. At December 31, 2023, cash remaining to be collected on behalf of BMO was $75.9 million which has been removed from our consolidated balance sheet as of December 31, 2023, and is reflected as cash provided by operating activities in the consolidated statement of cash flows in the same period. There were no such balances at December 31, 2022. The carrying value of the sold receivables approximated the fair value at December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on this criteria, management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2024.

Our independent registered public accounting firm that audited the December 31, 2024 financial statements included in this Annual Report on Form 10-K has independently assessed the effectiveness of our internal control over financial reporting and its report can be found in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

(a)None

(b)During the three months ended December 31, 2024, none of the Company's directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The following table lists the names, ages, certain positions and offices held by our executive officers and directors as of January 31, 2025:

Name	Age	Office Held
Vivek Jain	52	Chief Executive Officer ("CEO") and Chairman of the Board
Brian Bonnell	51	Chief Financial Officer ("CFO") and Treasurer
Christian Voigtlander	56	Chief Operating Officer ("COO")
Daniel Woolson	48	President
Virginia Sanzone	50	Corporate Vice President, General Counsel ("CVP, GC")
David C. Greenberg	58	Director
Elisha Finney	63	Director
David Hoffmeister	70	Director
Donald Abbey	58	Director
Laurie Hernandez	67	Director
Kolleen T. Kennedy	65	Director

Mr. Vivek Jain joined the Company in February 2014 as Chairman of the Board and Chief Executive Officer. Mr. Jain served as CareFusion Corporation's ("CareFusion") President of Procedural Solutions from 2011 to February 2014. Mr. Jain served as President, Medical Technologies and Services of CareFusion from 2009 until 2011. Mr. Jain served as the Executive Vice-President-Strategy and Corporate Development of Cardinal Health from 2007 until 2009. Mr. Jain served as Senior Vice President, Business Development and M&A for the Philips Medical Systems business of Koninklijke Philips Electronics N.V., an electronics company from 2006 to August 2007. Mr. Jain served as an investment banker at J.P. Morgan Securities, Inc., an investment banking firm, from 1994 to 2006. Mr. Jain's last position with J.P. Morgan was as Co-Head of Global Healthcare Investment Banking from 2002 to 2006.

Mr. Christian Voigtlander has served as our Chief Operating Officer since January 2018. From February 2017 to January 2018, Mr. Voigtlander served as the Company’s Corporate Vice President, Business Development and General Manager, Infusion Solutions. From June 2015 to February 2017, Mr. Voigtlander served as the Company’s Vice President, Business Development. Prior to May 2015, Mr. Voigtlander held various roles at CareFusion and last served as Senior Vice President, Business Development and Strategy.

Mr. Brian Bonnell has served as our Chief Financial Officer and Treasurer since March 3, 2020. From May 2018 until March 2020, Mr. Bonnell served as the Company’s Corporate Vice President, Finance. Prior to joining the Company, Mr. Bonnell served as Treasurer and Head of Financial Planning and Analysis at Alere Inc. from May 2015 until December 2017. Prior to May 2015, Mr. Bonnell held various roles at CareFusion Corporation in Finance and last served as Senior Vice President, Tax and Treasurer.

Mr. Daniel Woolson has served as our President since October 2024. Prior to becoming President, Mr. Woolson served as our Corporate Vice President, General Manager - Infusion Systems from January 2017 to October 2024. Mr. Woolson served as President, Respiratory Solutions for Becton Dickinson from March 2015 to November 2016. Prior to March 2015, Mr. Woolson held various roles at CareFusion and last served as Vice President/General Manager, Specialty Disposables.

Ms. Virginia Sanzone has served as our Corporate Vice President, General Counsel and Secretary since January 2018.  Ms. Sanzone also serves as our Compliance Officer.  Ms. Sanzone served as the Company’s Vice President, General Counsel from August of 2015 to January 2018. Prior to August of 2015, Ms. Sanzone held various roles at CareFusion and last served as Senior Vice President, Associate General Counsel - Business Segments & Americas.

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

Ms. Elisha W. Finney has been a director since January 2016, and serves as Chair of the Nominating and Governance Committee and is a member of the Audit Committee. Ms. Finney, now retired, was named Vice President, Finance and CFO of Varian Medical Systems in April 1999. In January 2005, she was promoted to Senior Vice President and given additional management responsibility for the Corporate Information Systems group. She was named Executive Vice President in February 2012. Varian Medical Systems is a leading manufacturer of medical devices and software for treating cancer and other medical conditions with radiotherapy, radiosurgery, proton therapy and brachytherapy. Ms. Finney managed a worldwide staff of 400. Her management responsibilities included corporate accounting; corporate communications and investor relations; internal financial and compliance audit; risk management; tax and treasury, and corporate information systems. Ms. Finney joined Varian as risk manager in 1988 and has assumed a wide variety of finance functions over her last 29 years with the company. Prior to joining Varian, Ms. Finney was with the Fox Group in Foster City, CA, and Beatrice Foods, a major food processing company, in Chicago, IL. Ms. Finney has served on the boards of: Mettler Toledo, a multinational manufacturer of scales and analytical instruments, since November 2017; and Viatris, a global pharmaceutical and healthcare corporation, since December 2022. Ms. Finney previously served on the boards of directors of: Nanostring Technologies from May 2017 to June 2024; Laserscope from August 2005 until July 2006 when Laserscope was sold to American Medical Systems; Thoratec, a developer, manufacturer and marketer of proprietary medical devices for mechanical circulatory support from July 2007 to May 2013; Altera Corporation, a manufacturer of programmable logic devices from September 2011 until December 2015, when Altera was sold to Intel; Cutera, Inc. a global provider of laser and other energy-based aesthetic systems, from November 2017 to May 2019; and iRobot Corporation, a robotics technology company, from January 2017 to November 2021. The Board believes Ms. Finney should serve as a director due to her extensive knowledge and experience in the medical industry and her financial knowledge and experience, particularly with respect to her service on the Audit Committee.

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

Additional information as required by this Item 10 of Form 10-K will be set forth under the captions Executive Officers, Election of Directors, Audit Committee and Compliance with Section 16(a) Beneficial Ownership Reporting Compliance in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel of ICU Medical, Inc. and its subsidiaries, including directors, officers and employees. We also follow procedures for the repurchase of our securities. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be set forth under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Corporate Governance-Director Independence in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB No. 34) as required by this Item 14 of Form 10-K will be set forth under the caption Ratification of Auditors in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Form 10-K Page No.
	The following documents are filed as part of this report:

1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.	58

2.	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.	118

3.	Financial Statement Schedules. The Financial Statement Schedules required to be filed as a part of this Report are:

	Schedule II — Valuation and Qualifying Accounts	121

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed/Furnished Herewith
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).

2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).

2.3	Purchase Agreement, dated November 12, 2024, by and between ICU Medical, Inc., a Delaware corporation, ICU Medical Sales, Inc., a Delaware corporation and Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 10-Q filed on November 12, 2024 (File No. 001-34634)

3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-34634).

3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on November 3, 2023 (File No. 001-34634).

4.1	Description of Securities Registered Under Section 12 of the Exchange Act. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 3020 (File No. 001-34634).

10.1	Form of Indemnification Agreement with Directors and Executive Officers. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, filed on October 22, 2010 (File No. 001-34634).

10.2	Registrant's 2002 Employee Stock Purchase Plan.* Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002 (File No. 000-19974).

10.3	Executive officer compensation	*

10.4	Non-employee director compensation	*

10.5	2008 Performance-Based Incentive Plan, as amended.* Filed as Annex A to Registrant's proxy statement filed April 3, 2013 (File No. 001-34634).

10.6	Amended and Restated ICU Medical, Inc. 2011 Stock Incentive Plan.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018 (File No. 001-34634).

10.7	First Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 2020 (File No.001-34634).

10.8	Second Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on May 22, 2023 (File No. 001-34634).

10.9	Amended and Restated Executive Employment Agreement, dated as of April 15, 2022, by and between ICU Medical, Inc. and Vivek Jain.* Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on April 20, 2022 (File No. 001-34634).

10.10	Letter agreement between the Registrant and Alison Burcar, effective April 1, 2019.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019 (File No. 001-34634).

10.11	ICU Medical, Inc. Executive Severance Plan.* Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed on January 6, 2017 (File No. 001-34634).

10.12	First Amendment to the ICU Medical, Inc. Executive Severance Plan. *Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on January 6, 2020 (File No. 001-34634).

10.13	Second Amendment to the ICU Medical, Inc. Executive Severance Plan. *Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on January 3, 2023 (File No. 001-34634).

10.14	Credit Agreement, dated as of January 6, 2022, by and among ICU Medical, Inc. as Borrower, certain subsidiaries as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and Barclays Bank PLC as joint bookrunners and joint lead arrangers and the other joint bookrunners and joint lead arrangers listed therein.# Filed as an Exhibit to Registrant's Current Report on Form 8-K filed January 7, 2022 (File No. 001-34634).

10.15	Shareholders Agreement, dated as of January 6, 2022, by and between ICU Medical, Inc. and Smiths Group International Holdings Limited. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on January 7, 2022 (File No. 001-34634).

19.1	ICU Medical, Inc. Insider Trading Policy	*

21	Subsidiaries of Registrant.	*

23.1	Consent of Deloitte & Touche LLP	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the Year ended December 31, 2023 filed on February 27, 2024 (File No. 001-34634).

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________________________________
* Filed herewith.
** Furnished herewith.
# Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5)(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions (Reductions)
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2022:
Allowance for doubtful accounts	$7,038	$1,036	$456	$—	$8,530
Warranty and return reserve - accounts receivable(1)	$2,485	$(364)	$3,742	$—	$5,863
Warranty and return reserve - inventory/accrued(2)	$(1,883)	$5,266	$47,436	$—	$50,819
Deferred tax asset valuation allowance	$2,934	$—	$8,232	$—	$11,166

For the year ended December 31, 2023:
Allowance for doubtful accounts	$8,530	$838	$1,696	$—	$11,064
Warranty and return reserve - accounts receivable	$5,863	$1,627	$15	$—	$7,505
Warranty and return reserve - inventory/accrued(3)	$50,819	$20,290	$(13,313)	$—	$57,796
Deferred tax asset valuation allowance	$11,166	$—	$(2,714)	$—	$8,452

For the year ended December 31, 2024:
Allowance for doubtful accounts(4)	$11,064	$5,800	$(5,394)	$—	$11,470
Warranty and return reserve - accounts receivable	$7,505	$(1,441)	$806	$—	$6,870
Warranty and return reserve - inventory/accrued(5)	$57,796	$2,571	$(18,146)	$—	$42,221
Deferred tax asset valuation allowance(6)	$8,452	$78,592	$3,906	$—	$90,950
______________________________________________
(1) Includes an acquired balance of $3.8 million related to the Smiths Medical acquisition.
(2) Includes an acquired balance of $55.2 million in short-term and long-term accrued warranty reserve related to the Smiths Medical acquisition.
(3Additional charges to expense were primarily related to additional field corrective actions identified and initiated during the period related to the Smiths Medical business FDA warning letter (See Note: 16 Commitments and Contingencies in our accompanying consolidated financial statements).
(4) The charged to other accounts includes a $2.0 million reclassification to assets held for sale related to the IV Solutions business (See Note 4: Assets held For Sale in our accompanying consolidated financial statements).
(5) Primarily includes payments for expenses related to our field corrective actions.
(6) Primarily relates to valuation allowance against certain U.S. federal and state deferred tax assets (See Note 14:  Income Taxes in our accompanying consolidated financial statements).

ITEM 16. FORM 10-K SUMMARY
    None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	February 27, 2025

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Jain	Chairman of the Board and	February 27, 2025
Vivek Jain	Chief Executive Officer
(Principal Executive Officer)

/s/ Brian M. Bonnell	Chief Financial Officer	February 27, 2025
Brian M. Bonnell	(Principal Financial Officer and Principal Accounting Officer)

/s/ David C. Greenberg	Director	February 27, 2025
David C. Greenberg

/s/ Elisha W. Finney	Director	February 27, 2025
Elisha W. Finney

/s/ David F. Hoffmeister	Director	February 27, 2025
David F. Hoffmeister

/s/ Donald M. Abbey	Director	February 27, 2025
Donald M. Abbey

/s/ Laurie Hernandez	Director	February 27, 2025
Laurie Hernandez

/s/ Kolleen T. Kennedy	Director	February 27, 2025
Kolleen T. Kennedy