Form 10-Q
period 2025-03-31
ICU MEDICAL INC/DE
filed 2025-05-08
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2025
Common	24,611,937

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2025

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present and historical fact, contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: our future results of operations and financial position, business strategy and approach; the anticipated benefits and costs associated with our purchase agreement with OPF (as defined below); expected capital expenditures; anticipated consumer demand; supply chain constraints; timing and resolution of the 2025 Warning Letter (as defined below); the expected impact of macroeconomic developments, such as foreign exchange, inflation and interest rates, and new accounting and tax regulations; tariffs; as well as plans and objectives of management for future operations, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs for certain countries, particularly Mexico and Costa Rica, will escalate trade wars and will have a material adverse effect on our results of operations.
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
•our use of a significant portion of our cash on hand and incurrence of a substantial amount of debt to finance the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness; and

•our ability to comply with applicable laws, rules and regulations, including, without limitation, matters raised in a warning letter issued by the FDA in 2025, regarding modifications to our cleared MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could affect the safety or effectiveness of these devices and could impact our continued commercial activity.

For a more detailed discussion of these and other factors, see the information under the sections entitled “Summary Risk Factors,” Part I. Item 1A. “Risk Factors” and Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”), and the sections in this Quarterly Report on Form 10-Q entitled Part II. Item 1A “Risk Factors” and Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case as updated by our periodic filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	March 31, 2025	December 31, 2024
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$289,704	$308,566
Accounts receivable, net of allowance for doubtful accounts $13,403 at March 31, 2025 and $12,977 at December 31, 2024	170,928	182,828
Inventories	590,326	584,676
Prepaid income taxes	11,471	11,244
Prepaid expenses and other current assets	75,364	70,287
Assets held for sale	286,122	284,382
TOTAL CURRENT ASSETS	1,423,915	1,441,983

PROPERTY, PLANT AND EQUIPMENT, net	441,983	442,746
OPERATING LEASE RIGHT-OF-USE ASSETS	58,025	53,295
GOODWILL	1,455,113	1,432,772
INTANGIBLE ASSETS, net	716,667	740,789
DEFERRED INCOME TAXES	24,247	24,211
OTHER ASSETS	64,631	68,135
TOTAL ASSETS	$4,184,581	$4,203,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$180,409	$148,020
Accrued liabilities	278,892	306,923
Current portion of long-term debt	47,813	51,000
Income tax payable	12,246	17,328
Liabilities held for sale	29,664	32,911
TOTAL CURRENT LIABILITIES	549,024	556,182

LONG-TERM DEBT	1,488,565	1,531,858
OTHER LONG-TERM LIABILITIES	77,637	66,745
DEFERRED INCOME TAXES	45,493	48,814
INCOME TAX LIABILITY	36,173	35,097
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 24,611 shares at March 31, 2025 and 24,518 shares at December 31, 2024; and outstanding — 24,611 shares at March 31, 2025 and 24,517 shares at December 31, 2024	2,461	2,452
Additional paid-in capital	1,416,001	1,412,118
Treasury stock, at cost (420 shares at March 31, 2025 and 571 shares at December 31, 2024)	(60)	(92)
Retained earnings	674,682	690,158
Accumulated other comprehensive loss	(105,395)	(139,401)
TOTAL STOCKHOLDERS' EQUITY	1,987,689	1,965,235
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,184,581	$4,203,931
______________________________________________________
(1) December 31, 2024 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2025	2024
TOTAL REVENUES	$604,702	$566,655
COST OF GOODS SOLD	394,593	381,411
GROSS PROFIT	210,109	185,244
OPERATING EXPENSES:
Selling, general and administrative	157,233	157,657
Research and development	23,291	21,842
Restructuring, strategic transaction and integration	16,697	16,105
Change in fair value of contingent earn-out	—	295
TOTAL OPERATING EXPENSES	197,221	195,899
INCOME (LOSS) FROM OPERATIONS	12,888	(10,655)
INTEREST EXPENSE, NET	(22,031)	(23,772)
OTHER EXPENSE, NET	(1,763)	(2,341)
LOSS BEFORE INCOME TAXES	(10,906)	(36,768)
PROVISION FOR INCOME TAXES	(4,570)	(2,703)
NET LOSS	$(15,476)	$(39,471)
NET LOSS PER SHARE
Basic	$(0.63)	$(1.63)
Diluted	$(0.63)	$(1.63)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,539	24,222
Diluted	24,539	24,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three months ended March 31,
	2025	2024
NET LOSS	$(15,476)	$(39,471)
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $(1,832) and $2,029 for the three months ended March 31, 2025 and 2024, respectively.	(5,884)	6,360
Foreign currency translation adjustment, net of tax of $0 for all periods	39,890	(22,817)
Other comprehensive income (loss), net of tax	34,006	(16,457)
COMPREHENSIVE INCOME (LOSS)	$18,530	$(55,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2025	24,518	$2,452	$1,412,118	$(92)	$690,158	$(139,401)	$1,965,235
Issuance of restricted stock and exercise of stock options	152	9	(8,299)	8,423	—	—	133
Tax withholding payments related to net share settlement of equity awards	(59)	—	—	(8,391)	—	—	(8,391)
Stock compensation	—	—	12,179	—	—	—	12,179
Other comprehensive income, net of tax	—	—	3	—	—	34,006	34,009
Net loss	—	—	—	—	(15,476)	—	(15,476)
Balance, March 31, 2025	24,611	$2,461	$1,416,001	$(60)	$674,682	$(105,395)	$1,987,689

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2024	24,144	$2,414	$1,366,493	$(262)	$807,846	$(53,081)	$2,123,410
Issuance of restricted stock and exercise of stock options	378	27	(6,847)	6,970	—	—	150
Tax withholding payments related to net share settlement of equity awards	(110)	—	—	(11,400)	—	—	(11,400)
Stock compensation	—	—	11,598	—	—	—	11,598
Other comprehensive loss, net of tax	—	—	—	—	—	(16,457)	(16,457)
Net loss	—	—	—	—	(39,471)	—	(39,471)
Balance, March 31, 2024	24,412	$2,441	$1,371,244	$(4,692)	$768,375	$(69,538)	$2,067,830

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,476)	$(39,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,445	55,526
Noncash lease expense	4,475	5,341
Provision for doubtful accounts	—	549
Provision for warranty, returns and field action	3,634	(618)
Stock compensation	12,179	11,598
Loss (gain) on disposal of property, plant and equipment and other assets	1,696	(65)
Debt issuance costs amortization	1,700	1,708
Change in fair value of contingent earn-out liability	—	295
Usage of spare parts	5,023	4,201
Other	557	2,627
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	22,439	13,967
Inventories	(8,224)	14,164
Prepaid expenses and other current assets	(8,464)	(5,735)
Other assets	(6,815)	(5,160)
Accounts payable	32,099	5,313
Accrued liabilities	(36,343)	(16,503)
Income taxes, including excess tax benefits and deferred income taxes	(6,598)	(1,946)
Net cash provided by operating activities	51,327	45,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,621)	(15,915)
Proceeds from sale of assets	42	507
Intangible asset additions	(2,232)	(2,954)
Proceeds from sale and maturities of investment securities	—	500
Net cash used in investing activities	(16,811)	(17,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(47,750)	(12,750)
Proceeds from exercise of stock options	133	150
Payments on finance leases	(328)	(245)
Payments of contingent earn-out liability	—	(2,600)
Tax withholding payments related to net share settlement of equity awards	(8,391)	(11,400)
Net cash used in financing activities	(56,336)	(26,845)
Effect of exchange rate changes on cash	2,958	(3,883)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,862)	(2,799)
CASH AND CASH EQUIVALENTS, beginning of period	308,566	254,222
CASH AND CASH EQUIVALENTS, end of period	$289,704	$251,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Three months ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchases of property, plant, and equipment in accounts payable	$10,247	$4,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of ICU Medical, Inc., ("ICU" or the "Company"), a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU for the year ended December 31, 2024.

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

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. In Note 12: Prepaid Expenses and Other Current Assets and Other Assets and Note 16:     Accrued Liabilities and Other Long-Term Liabilities, we reclassified certain categories. These reclassifications had no impact on the condensed consolidated balance sheets.

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

Note 3: Restructuring, Strategic Transaction and Integration

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
    Restructuring, strategic transaction and integration expenses were $16.7 million and $16.1 million for the three months ended March 31, 2025 and 2024, respectively.

Restructuring

    During the three months ended March 31, 2025 and 2024, restructuring charges were $6.8 million and $5.3 million, respectively, and were primarily related to facility closure costs and severance costs, respectively.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the three months ended March 31, 2025 (in thousands), which is included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2025	$9,538	$407	$9,945
Charges incurred	2,401	4,397	6,798
Payments	(3,482)	(2,905)	(6,387)
Other(1)	(900)	—	(900)
Currency translation	155	14	169
Accrued balance, March 31, 2025	$7,712	$1,913	$9,625
__________________________
(1) Relates to prior year accrued restructuring charges for estimated severances costs that were reclassed to other accounts during the three months ended March 31, 2025.

Strategic Transaction and Integration Expenses

    We incurred and expensed $9.9 million and $10.8 million in strategic transaction and integration expenses during the three months ended March 31, 2025 and 2024, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three months ended March 31, 2025 and 2024 were primarily related to consulting expenses, employee costs incurred to integrate our Smiths Medical business acquired in 2022, and transaction costs related to the sale of 60% of our IV solutions business in the first quarter of 2025.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Note 4: Assets Held For Sale

On November 12, 2024, the Company and ICU Medical Sales, Inc., a Delaware corporation (collectively, the "ICU Medical Entities") entered into a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation ("OPF"). Pursuant to the Agreement, prior to the closing, the ICU Medical Entities were required to form a Delaware limited liability company (the "LLC") and the ICU Medical Entities, and the LLC were to enter into a contribution agreement under which the ICU Medical Entities would transfer the assets, liabilities and operations that comprise the IV Solutions product line to the LLC. The Agreement provided that, at the closing, OPF would acquire a 60% equity interest in the LLC from the ICU Medical Entities. Pursuant to the Agreement, the consideration receivable by the ICU Medical Entities is comprised of (a) estimated cash consideration of approximately $209.5 million at closing and (b) a potential milestone payment paid by OPF to the Company for any incremental revenue and incremental gross profit recognized by the LLC, as calculated under the terms of the Agreement upon the final determination of the LLC's audited financial statements for the year-ending and as of December 31, 2026. In connection with the closing under the Agreement, on May 1, 2025, the ICU Medical Entities and OPF entered into an Amended and Restated Operating Agreement of the LLC (the "Operating Agreement"). Pursuant to the Operating Agreement, the Board of Directors of the LLC shall initially consist of five Directors, of which the ICU Medical Entities, based upon their ownership of units of the LLC at the time of Closing, shall appoint two Directors. As provided under the Operating Agreement, each of OPF and the ICU Medical Entities have granted certain exclusive call and put options with respect to the ICU Medical Entities' remaining ownership interest in the LLC. Such options are exercisable at certain specified dates and for such amounts as are set forth in the Operating Agreement beginning five years after the closing. Additionally, at the closing, the LLC, and the Company entered into certain commercial agreements, a services agreement and a license agreement, which provide for, among other things, certain administrative, marketing, distribution, sales support and logistic services to the LLC for a specified period of time. Based upon initial estimates, no impairment in the assets held for sale was identified and the expected gain from the sale will be recognized upon close of the transaction.

As of December 31, 2024 and March 31, 2025, certain presentation criteria were met, and accordingly we presented certain IV Solutions assets and liabilities as held for sale.

The following table summarizes the carrying values of the assets and liabilities presented as held for sale in our consolidated balance sheet as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
Assets:	March 31, 2025	December 31, 2024
Accounts receivable, net of allowance of $907 and $465 at March 31, 2025 and December 31, 2024, respectively	$5,958	$13,331
Inventories	97,413	88,656
Prepaid expenses and other current assets	2,766	4,140
Property, plant and equipment, net	157,152	155,426
Other assets	22,833	22,829
Total assets held for sale	$286,122	$284,382

Liabilities:
Accounts payable	$16,832	$13,533
Accrued liabilities	12,832	19,378
Total liabilities held for sale	$29,664	$32,911

Net assets held for sale	$256,458	$251,471

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended March 31,
Product line	2025	2024
Consumables	$266,226	$244,039
Infusion Systems	166,300	157,338
Vital Care	172,176	165,278
Total Revenues	$604,702	$566,655

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended March 31,
Geography	2025	2024
United States	$388,245	$366,155
Europe, the Middle East and Africa	95,688	98,389
APAC	59,411	51,853
Other Foreign	61,358	50,258
Total Revenues	$604,702	$566,655

Contract Balances

    The following table presents the changes in our contract balances for the three months ended March 31, 2025 and 2024 (in thousands), which is included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Contract Liabilities
Beginning balance, January 1, 2025	$39,403
Equipment revenue recognized	(15,298)
Equipment revenue deferred due to implementation	19,937
Software revenue recognized	(3,077)
Software revenue deferred due to implementation	1,201
Government grant income recognized(1)	(509)
Other deferred revenue recognized	(211)
Other deferred revenue	239
Ending balance, March 31, 2025	$41,685

Beginning balance, January 1, 2024	$42,177
Equipment revenue recognized	(7,499)
Equipment revenue deferred due to implementation	9,340
Software revenue recognized	(4,677)
Software revenue deferred due to implementation	5,571
Government grant income recognized(1)	(515)
Other deferred revenue recognized	(1,195)
Other deferred revenue	155
Ending balance, March 31, 2024	$43,357
____________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of March 31, 2025, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in thousands)	< 12 Months	> 12 Months
Equipment deferred revenue	$20,111	$385
Software deferred revenue	8,646	1,899
Government grant deferred income(1)	2,064	6,834
Other deferred revenue(2)	1,664	82
Total	$32,485	$9,200
_________________________________
(1) The government grant deferred income is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
(2) Other deferred revenue includes pump development programs, purchased training and extended warranty.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Note 6: Segment Data

The Company has a single operating and reportable segment. The Company derives revenues from the manufacture and sale of our medical products which are used in infusion therapy, vascular access, and vital care applications. Our product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, IV catheters, sharps safety products, and sterile IV solutions; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. Our product lines, as disclosed in Note 5: Revenue, were determined to be a single operating segment as discrete financial information by product-line is limited to revenue and standard cost. Other cost of sale expenses, which include above-site manufacturing costs, manufacturing variances and supply chain costs including freight and warehousing are not allocated to individual product lines. Similarly, quality, regulatory and other operating expenses are only provided to our chief operating decision maker ("CODM") at the consolidated level.

For information on disaggregation of revenues by product-line and geography, see Note 5: Revenue.

Our chief executive officer is our CODM. Our CODM uses net profit (loss) to manage our business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Our segment performance is monitored and resource allocation is determined during the consolidated annual budget/forecast processes. The measure of segment assets is reported on the consolidated balance sheets as total assets. Expenditures for additions to long-lived assets were $16.9 million and $18.9 million for the three months ended March 31, 2025 and 2024, respectively.

The following table presents information about our segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three months ended March 31,
	2025	2024
REVENUES	$604,702	$566,655
Less:
Standard COGS(1)	$293,408	$283,001
Quality remediation/recall(2)	$9,980	$7,498
Other COGS(3)	$91,205	$90,912
Selling, general and administrative	$157,233	$157,657
Research and development	$23,291	$21,842
Restructuring and integration	$16,697	$16,105
Other segment items(4)	$(1,469)	$(9)
Interest expense	$25,263	$26,417
Income tax provision	$4,570	$2,703
Consolidated net loss	$(15,476)	$(39,471)
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

For information on depreciation expense, see Note 14: Property, Plant, & Equipment. For information on amortization expense, see Note 15: Goodwill and Intangible Assets, Net.

Significant Customers

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to end customers. The manufacturers and distributors, in turn, sell our products to healthcare providers. For the three months ended March 31, 2025 and 2024, we had net sales of 17%, and 17%, respectively, of consolidated worldwide net sales to a single distributor.

Geographic Information

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of
	March 31, 2025	December 31, 2024
Costa Rica	157,576	156,149
Mexico	112,378	111,043
Other LATAM	59,660	55,451
Canada	1,493	5,284
Italy	31,093	29,124
Spain	18,119	17,141
Czech Republic	12,576	11,909
Other Europe	10,767	11,445
APAC	27,365	27,550
Total Foreign	$431,027	$425,096
United States*	618,863	610,547
Worldwide Total	$1,049,890	$1,035,643
________________________________
*As of March 31, 2025 and December 31, 2024, we presented within the assets held for sale line item in our consolidated balance sheet, the gross long-lived assets that were part of a disposal group that met the criteria as held for sale during the fourth quarter of 2024 (See Note 4: Assets Held For Sale).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Note 7: Leases

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

The following table presents the components of our lease cost (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$5,026	$5,814
Finance lease cost — interest	53	33
Finance lease cost — reduction of ROU asset	189	255
Short-term lease cost	2	—
Total lease cost	$5,270	$6,102

Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,379	$5,884
Operating cash flows from finance leases	$53	$33

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,654	$252
Finance leases	$393	$156

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	As of
	March 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$58,025	$53,295

Accrued liabilities	$13,472	$15,695
Other long-term liabilities	48,234	40,777
Total operating lease liabilities	$61,706	$56,472

Weighted-Average Remaining Lease Term
Operating leases	6.6 years	5.8 years

Weighted-Average Discount Rate
Operating leases	5.23%	4.90%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	March 31, 2025	December 31, 2024
Finance leases
Finance lease right-of-use assets	$3,321	$3,259

Accrued liabilities	$1,128	$1,066
Other long-term liabilities	2,342	2,332
Total finance lease liabilities	$3,470	$3,398

Weighted-Average Remaining Lease Term
Finance leases	3.4 years	3.5 years

Weighted-Average Discount Rate
Finance leases	5.77%	5.63%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
As of March 31, 2025, the maturities of our operating and finance lease liabilities for each of the next five years and thereafter are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$12,458	$833
2026	14,040	1,280
2027	11,444	920
2028	8,920	549
2029	7,254	204
2030	4,115	48
Thereafter	14,256	—
Total Lease Payments	72,487	3,834
Less imputed interest	(10,781)	(364)
Total	$61,706	$3,470

Note 8:    Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. A net loss for the three months ended March 31, 2025 and 2024, causes all of the potentially dilutive common shares to be antidilutive, and accordingly, they were not included in the computation of diluted earnings per share and basic and diluted net loss per share are equal for each of these periods.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Net loss	$(15,476)	$(39,471)

Weighted-average number of common shares outstanding (basic)	24,539	24,222
Dilutive securities(1)	—	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,539	24,222
EPS — basic	$(0.63)	$(1.63)
EPS — diluted	$(0.63)	$(1.63)

Total anti-dilutive stock options and restricted stock awards	40	576
_______________________________
(1)    Due to the net loss for the three months ended March 31, 2025 and 2024, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

Note 9:    Derivatives and Hedging Activities

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros ("EUR"), Czech Koruna ("CZK"), Japanese Yen ("JPY"), Swedish Krona ("SEK"), Danish Krone ("DKK"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately eleven months. The total notional amount of these outstanding derivative contracts as of March 31, 2025 was $77.5 million, which included the notional equivalent of $4.5 million in CAD, $4.7 million in AUD, $40.5 million in MXN, $22.2 million in USD and $5.6 million in other foreign currencies, with terms currently through January 2026.

Floating Interest Rate Risk

In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 18: Long-Term Debt). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and will receive the greater of 3-months USD Secured Overnight Financing Rate ("SOFR") or (0.15)%. The total notional amount of this outstanding derivative as of March 31, 2025 was approximately $205.3 million. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We pay a fixed rate of 1.17% and will receive the greater of 3-months USD SOFR or 0.35%. The total notional amount of this outstanding derivative as of March 31, 2025 was approximately $187.5 million.

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

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of March 31, 2025
Prepaid expenses and other current assets	$3,560	$8,403	$11,963
Other assets	—	512	512
Total assets	$3,560	$8,915	$12,475

Accrued liabilities	$4,335	$—	$4,335
Total liabilities	$4,335	$—	$4,335

As of December 31, 2024
Prepaid expenses and other current assets	$6,716	$11,038	$17,754
Other assets	—	5,724	5,724
Total assets	$6,716	$16,762	$23,478

Accrued liabilities	$7,391	$—	$7,391
Total liabilities	$7,391	$—	$7,391

We recognized the following (losses) gains on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net loss (in thousands):

	(Losses) Gains Recognized in Other Comprehensive Income (Loss)
	Three months ended March 31,
	2025	2024
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$(174)	$4,940
Interest rate swaps	(4,091)	13,393
Total derivatives designated as cash flow hedging instruments	$(4,265)	$18,333

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

	Gains (Losses) Reclassified From Accumulated Other Comprehensive Income (Loss) into Income
		Three months ended March 31,
	Location of Gains (Losses) Recognized in Net Loss	2025	2024
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$709	$700
Foreign exchange forward contracts	Cost of goods sold	(1,014)	1,280
Interest rate swaps	Interest expense	3,756	7,964
Total derivatives designated as cash flow hedging instruments		$3,451	$9,944

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
As of March 31, 2025, we expect an estimated $0.8 million in deferred losses on the outstanding foreign exchange contracts and an estimated $8.4 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

Note 10: Fair Value Measurements

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

Contingent Earn-out Liabilities

In 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition included a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price (the "Price Targets") from the closing date to either the third or fourth anniversary of closing and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. During the period ending March 31, 2024, the change in fair market value of the earn-out was $0.3 million and is included in income from operations in a separate line. During July 2024, Smiths sold 1.2 million common shares of ICU Medical, Inc. The sale of shares when combined with other sales in prior periods renders Smiths unable to achieve the contingent consideration based on certain price targets during the third and fourth anniversary of closing as Smiths no longer meets the required minimum beneficial ownership percentage. Accordingly, the valuation of the contingent earn-out liability as of December 31, 2024 was zero.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Foreign Exchange Contracts and Interest Rate Contracts

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements as of March 31, 2025
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$3,560	$—	$3,560	$—
Interest rate contracts:
Prepaid expenses and other current assets	8,403	—	8,403	—
Other assets	512	—	512	—
Total Assets	$12,475	$—	$12,475	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	4,335	—	4,335	—
Total Liabilities	$4,335	$—	$4,335	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Fair value measurements as of December 31, 2024
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange forwards:
Prepaid expenses and other current assets	6,716	—	6,716	—
Interest rate contracts:
Prepaid expenses and other current assets	11,038	—	11,038	—
Other assets	5,724	—	5,724	—
Total Assets	$23,478	$—	$23,478	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	7,391	—	7,391	—
Total Liabilities	$7,391	$—	$7,391	$—

Note 11: Investment Securities

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

We apply the equity method of accounting for investments when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investment is reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. The carrying value of our equity method investment is reported in other assets on our condensed consolidated balance sheets (see Note 12: Prepaid Expenses and Other Current Assets and Other Assets). We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. Our recorded share of the investee's loss was not material for the three months ended March 31, 2025 and 2024. We did not receive any dividend distributions from this investment during the three months ended March 31, 2025 and 2024.

Our non-marketable equity method investment consists of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Equity method investment	$3,038	$3,038

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Note 12:     Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Other prepaid expenses and receivables*	$25,341	$17,312
Deferred costs	11,386	9,060
Prepaid insurance and property taxes*	7,143	10,284
VAT/GST receivable	8,406	4,445
Deferred tax charge	5,511	5,511
Foreign exchange contracts	3,560	6,716
Interest rate contracts	8,403	11,038
Other*	5,614	5,921
	$75,364	$70,287
____________________________
*As of March 31, 2025 and December 31, 2024, certain prepaid expense account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets Held For Sale" in our consolidated balance sheet (See Note 4:Assets Held For Sale).

Other assets consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Pump lease receivables	$23,947	$23,631
Spare parts*	29,826	28,632
Equity method investment	3,038	3,038
Deferred debt issuance costs	1,289	1,719
Finance lease right-of-use assets	3,321	3,259
Interest rate contracts	512	5,724
Other	2,698	2,132
	$64,631	$68,135
____________________________
*As of March 31, 2025 and December 31, 2024, spare parts account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets Held For Sale" in our consolidated balance sheet (See Note 4:Assets Held For Sale).

Note 13: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	As of
	March 31, 2025	December 31, 2024
Raw materials	$282,615	$265,275
Work in process	44,396	37,528
Finished goods	263,315	281,873
Total inventories	$590,326	$584,676
_____________________________
As of March 31, 2025 and December 31, 2024, inventory account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets Held For Sale" in our consolidated balance sheets (See Note 4:Assets Held For Sale).

Note 14:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Machinery and equipment(1)	$410,681	$400,861
Land, building and building improvements(1)	174,125	177,089
Molds	99,480	96,318
Computer equipment and software(1)	122,237	122,208
Furniture and fixtures(1)	27,329	27,871
Instruments placed with customers(2)	131,248	124,290
Construction in progress(1)	84,790	87,006
Total property, plant and equipment, cost(1)	1,049,890	1,035,643
Accumulated depreciation(1)	(607,907)	(592,897)
Property, plant and equipment, net(1)	$441,983	$442,746
______________________________
(1)     As of March 31, 2025 and December 31, 2024, certain property, plant and equipment category account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets held For Sale" in our consolidated balance sheets.
(2)    Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $16.9 million and $22.4 million for the three months ended March 31, 2025 and 2024, respectively, of which $14.8 million and $19.4 million, respectively, are included in cost of goods sold.

Note 15: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2025	$1,432,772
Currency translation	22,341
Balance as of March 31, 2025	$1,455,113

Intangible Assets, Net

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-line basis, were as follows (in thousands):

	Weighted-Average Amortization Life in Years	March 31, 2025
		Cost	Accumulated Amortization	Net
Patents	10	$37,697	$23,519	$14,178
Customer contracts	12	9,770	7,050	2,720
Non-contractual customer relationships	8	549,630	251,139	298,491
Trademarks	1	5,425	5,425	—
Trade name	15	18,240	8,659	9,581
Developed technology(1)	10	622,438	244,464	377,974
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,252,300	$549,356	$702,944

Internally developed software(1)		$13,723		$13,723

Total intangible assets		$1,266,023	$549,356	$716,667
______________________________
(1) Internally developed software will be amortized when the projects are complete and the assets are ready for their intended use.

	Weighted-Average Amortization Life in Years	December 31, 2024
		Cost	Accumulated Amortization	Net
Patents	10	$36,811	$22,913	$13,898
Customer contracts	12	9,818	6,994	2,824
Non-contractual customer relationships	8	546,404	236,267	310,137
Trademarks	1	5,425	5,425	—
Trade name	15	18,239	8,357	9,882
Developed technology(1)	10	619,540	227,869	391,671
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,245,337	$516,925	$728,412

Internally developed software(2)		$12,377		$12,377

Total intangible assets		$1,257,714	$516,925	$740,789
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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $32.6 million and $33.1 million during the three months ended March 31, 2025 and 2024, respectively, of which $1.0 million and $0.0 million, respectively, are included in cost of goods sold.

As of March 31, 2025 estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2025	$96,924
2026	129,911
2027	118,732
2028	118,134
2029	115,048
2030	52,618
Thereafter	71,577
Total	$702,944

Note 16:     Accrued Liabilities and Other Long-Term Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Salaries and benefits	$71,756	$60,815
Incentive compensation	29,124	59,445
Operating lease liability-ST	13,472	15,695
Accrued sales taxes and other taxes	7,201	9,013
Restructuring accrual	8,522	9,945
Deferred revenue	32,485	30,358
Italy medical device payback provision(1)	25,530	23,937
Legal accrual	3,159	3,425
Distribution fees	14,072	16,548
Warranties and returns	4,070	4,094
Field service corrective action(2)	29,291	32,844
Accrued freight	9,413	13,206
Foreign exchange contracts	4,335	7,391
Accrued audit and professional services	7,579	7,562
Defined benefit plan	4,276	3,111
Other	14,607	9,534
	$278,892	$306,923
___________________________
(1)     Related to potential payments associated with the IMDP (as defined below) as a result of 2015 legislation enacted requiring medical device companies to make payments to the Italian government based on regional expenditure ceilings (see Note 20: Commitments and Contingencies for further details).
(2)     Primarily includes field corrective actions associated with certain products in connection with a 2021 Warning Letter (as defined below) received by Smiths Medical from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility (see Note 20: Commitments and Contingencies for further details).

As of March 31, 2025 and December 31, 2024, certain accrued liability account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were presented as a separate line item "Liabilities held for sale" in our consolidated balance sheet (See Note 4:Assets Held For Sale).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Operating lease liability-LT	$48,234	$40,777
Benefits	3,896	3,830
Finance lease liability-LT	2,342	2,332
Deferred revenue	9,200	9,045
Field service corrective action(1)	8,351	6,401
Other	5,614	4,360
	$77,637	$66,745
______________________________
(1)    Primarily related to field service corrective actions associated with certain products in connection with a 2021 Warning Letter (as defined below) received by Smiths Medical from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (see Note 20: Commitments and Contingencies for further details).

Note 17:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of (42)% and (7)% for the three months ended March 31, 2025 and 2024, respectively.

The effective tax rate for the three months ended March 31, 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a valuation allowance of $6.4 million tax expense, against certain U.S. federal and state deferred tax assets during the three months ended March 31, 2025. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The company's ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In December 2022, the European Union (EU) agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. All of the EU countries and some of the non-EU countries in which we operate have enacted or have announced plans to enact legislation to adopt Pillar Two. Some aspects of the Pillar Two legislation were effective for our fiscal year beginning January 1, 2024, with certain remaining impacts to be effective in 2025. For fiscal year 2025, we have considered the impact of Pillar Two in our tax provision and effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries in which we operate for fiscal periods beyond 2025 as we continue to assess the impact of tax legislation in these jurisdictions.

The effective tax rate for the three months ended March 31, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits.

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

In connection with entering into the Credit Agreement in 2022, we incurred $37.8 million in debt discount and issuance costs, which were allocated to the Term Loan A, the Term Loan B and the Revolving Credit Facility based on lender commitment amounts relative to each type of fees paid. The lender and third-party discount and issuance costs allocated to the Term Loan A and the Term Loan B were $15.8 million and $13.4 million, respectively, the current unamortized balances are reflected as a direct deduction from the face amount of the corresponding term loans on the condensed consolidated balance sheets. These costs are being amortized to interest expense over the respective terms of the loans using the effective interest method. The issuance costs allocated to the Revolving Credit Facility were $8.6 million, which are capitalized and included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

For the three months ended March 31, 2025 and 2024, total principal payments on the Term Loans were $47.8 million and $12.8 million, respectively. The three months ended March 31, 2025 included an additional prepayment of $35.0 million on Term Loan B.

Interest Payments

Interest payments on Base Rate Loans are payable quarterly in arrears on the last business day of each calendar quarter and the applicable maturity date. Interest periods on Term SOFR Loans are determined, at our option, as either one, three or six months and will be payable on the last day of each interest period and the applicable maturity date. In the case of any interest

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

We were in compliance with all financial covenants as of March 31, 2025.

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

The carrying values of our long-term debt consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Effective Interest Rate	As of March 31, 2025	Effective Interest Rate	As of December 31, 2024

Senior Secured Credit Facilities:
Term Loan A — principal	7.17%	$759,688	8.03%	$770,313
Term Loan B — principal	7.51%	789,500	8.38%	826,625
Revolving Credit Facility — principal	—%	—	—%	—
Less unamortized debt issuance costs(1)		(12,810)		(14,080)
Total carrying value of long-term debt		1,536,378		1,582,858
Less current portion of long-term debt		47,813		51,000
Long-term debt, net		$1,488,565		$1,531,858
_______________________________
(1)    Comprised of $5.3 million and $7.5 million relating to the Term Loan A and the Term Loan B, respectively, as of March 31, 2025.

As of March 31, 2025, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2025	$31,875
2026	63,750
2027	664,063
2028	—
2029	789,500
2030	—
Total	$1,549,188

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended March 31,
	2025	2024
Contractual interest	$26,888	$32,276
Amortization of debt issuance costs	1,699	1,708
Commitment fee — Revolving Credit Facility	375	379
Total long-term debt-related interest expense	$28,962	$34,363

We currently hedge against the contractual interest expense on our long-term debt (see Note 9: Derivatives and Hedging Activities).

Note 19: Stockholders' Equity

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended March 31, 2025 and 2024, we did not purchase any shares of our common stock under our share purchase plan. As of March 31, 2025, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    For the three months ended March 31, 2025, we withheld 58,858 shares of our common stock from employee vested restricted stock units in consideration for $8.4 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the three months ended March 31, 2024, we withheld 110,119 shares of our common stock from employee vested restricted stock units in consideration for $11.4 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2025	$(146,942)	$5,722	$1,819	$(139,401)
Other comprehensive income (loss) before reclassifications	39,890	(3,260)	—	36,630
Amounts reclassified from AOCI	—	(2,624)	—	(2,624)
Other comprehensive income (loss)	39,890	(5,884)	—	34,006
Balance as of March 31, 2025	$(107,052)	$(162)	$1,819	$(105,395)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2024	$(76,784)	$21,884	$1,819	$(53,081)
Other comprehensive (loss) income before reclassifications	(22,817)	13,908	—	(8,909)
Amounts reclassified from AOCI	—	(7,548)	—	(7,548)
Other comprehensive (loss) income	(22,817)	6,360	—	(16,457)
Balance as of March 31, 2024	$(99,601)	$28,244	$1,819	$(69,538)

Note 20: Commitments and Contingencies

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

Contingencies

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the U.S. Food and Drug Administration ("FDA") following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (the "2021 Warning Letter"). The 2021 Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the three months ended March 31, 2025 and 2024, we recorded a provision of $1.7 million and $0.4 million, respectively, to adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of March 31, 2025, approximately $30.8 million of the $37.6 million of accrued field service corrective action recorded was related to the 2021 Warning Letter.

In 2015, legislation was enacted in Italy which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italy court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the Italy Medical Device Payback ("IMDP"). However, litigation proceedings are still pending and the ultimate resolution remains unknown. The timing and amount of payments could ultimately differ from our current expectations (see Note 16: Accrued Liabilities and Other Long-Term Liabilities for details on amounts accrued for potential payments related to the IMDP).

In April 2025, the Company received a warning letter from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility that occurred from July 23, 2024 through August 9, 2024 (the "2025 Warning letter"). The 2025 Warning Letter noted changes the Company made to the MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could affect the safety or effectiveness of these devices and therefore require new 510(k) clearance. The Company previously notified the FDA of these changes and intend to seek clearance for its next generation of MedFusion™ and CADD™ infusion pumps during the third quarter of 2025. The Company cannot, however, give any assurances that the FDA will be satisfied with its response or its expected timing to address the matters cited in the 2025 Warning Letter. Until the matters cited in the 2025 Warning Letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. As a result, the outcome and the financial impact of the 2025 Warning Letter cannot be predicted at this time. Accordingly, no loss contingency has been recorded for the 2025 Warning Letter, and the likelihood of loss is not considered probable or reasonably estimable as of March 31, 2025.

Commitments

    We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 7: Leases).

Note 21:     Collaborative and Other Arrangements

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

Note 22: Accounts Receivable Purchase Program

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

The following table presents information in connection with the purchase program (in thousands):

Three months ended March 31,
2024
Trade receivables sold(1)	$175,692
Cash received in exchange for trade receivables sold(2)	174,600
Loss on sale of receivables(3)	1,092
_______________________________
(1)    Represents carrying value of trade receivables sold to BMO.
(2)    Cash proceeds received from BMO.
(3) Reflected in other expense, net in our condensed consolidated statement of operations.

As of March 31, 2025, we are not actively utilizing the program and there are no outstanding balances to be collected on behalf of BMO.

Note 23: Subsequent Events

On April 24, 2025, pursuant to the Agreement described above (see Note 4: Assets Held For Sale), the Company completed the formation of the LLC and transferred the assets, liabilities and operations that comprise the IV Solutions product line to the LLC. At the closing under the Agreement, as consideration for sale of a 60% interest in the LLC to OPF, the Company received preliminary cash consideration of $209.5 million, comprising the estimated sales price. The estimated sales price is subject to final purchase price adjustments. The Company also has the potential to receive a milestone payment from OPF, as calculated under the terms of the Agreement upon the final determination of the LLC's audited financial statements for the year-ending and as of December 31, 2026. On May 1, 2025, the Company used approximately $200.0 million to pay down a portion of its outstanding Term Loan A long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes thereto included in our 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption entitled “Forward-Looking Statements” in this section and Part I, Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K as may be further updated from time to time in our other filings with the SEC.

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

Oncology

Closed System Transfer Devices ("CSTD") and hazardous drug compounding systems are used to prepare and deliver hazardous IV medications such as those used in chemotherapy, which, if released, can have harmful effects on the healthcare worker and environment. Our primary Oncology products are:

•ChemoLockTM CSTD ("Chemolock"), which utilizes a proprietary needlefree connection method, is used for the preparation and administration of hazardous drugs. ChemoLock is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminates the risk of needlestick injury;

•ChemoClaveTM ("Chemoclave"), an ISO Connection standard and universally compatible CSTD used for the preparation and administration of hazardous drugs. ChemoClave utilizes standard ISO luer locking connections, making it compatible with all brands of needlefree connectors and pump delivery systems. ChemoClave also is used to limit the escape of hazardous drug or vapor concentrations, block the transfer of environmental contaminants into the system, and eliminate the risk of needlestick injury; and

•Deltec® GRIPPER® non-coring needles for portal access.

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

Infusion Systems

We offer a comprehensive portfolio of infusion pumps, dedicated IV sets, software and professional services to meet the wide range of infusion needs. Our primary Infusion System products are:

Large Volume Pump ("LVP") Hardware:

•Plum Duo™ and Plum Solo™ precision infusion pumps, which recently received FDA 510(k) clearance during April 2025, are a new category of precision pumps that bring unprecedented accuracy and unmatched usability in a flexible, clinician-friendly single or dual channel design, capable of delivering up to four compatible medications through a single pump (dual channel). These pumps provide ±3% delivery accuracy, regardless of the placement of the medication bag or pump, or positioning of the patient. Designed with clinical efficiency in mind, Plum precision pumps simplify workflows with fewer alarm and setup burdens, smarter guidance, and more focused care. The pumps feature vibrant high-definition displays that provide clear, critical information at a glance. Combined with LifeShield™ IV safety software, Plum precision pumps are fully IV-EHR interoperable and provide a future-ready platform to enhance safety and efficiency across all IV touchpoints.

•Plum 360™ infusion pumps feature the unique Plum cassette system that helps to enhance patient safety and workflow efficiency. PlumSet™ dedicated IV sets include an air trap to help minimize interruptions and a direct connection to the secondary line that eliminates the risk of common setup errors and enables concurrent delivery of two compatible medications through a single line. Plum 360 has been named Best in KLAS for eight years in a row (2018, 2019, 2020, 2023 – Best in KLAS Smart Pump Traditional; 2021, 2022, 2023, 2024, 2025 Best in KLAS Smart Pump EMR Integrated) and was the first medical device to be awarded UL Cybersecurity Assurance Program Certification.

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

    IV Medication Safety Software:

•LifeShield™ infusion safety software for Plum precision pumps (Plum Solo, Plum Duo) is an enterprise-wide platform designed with the input of pharmacists, nurses and administrators to empower health systems to raise the bar in IV performance. The system’s hybrid architecture provides cloud-based functionality to allow access anywhere with on-premise management providing security and control.

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

Global Economic Challenges

In recent years, we have experienced, and may continue to experience, significant impacts to our business as a result of global economic challenges, resulting from, among other events, health pandemics and geopolitical conflicts which have resulted in rising inflation, especially with respect to freight costs driven by higher fuel prices, increased cost and shortages of raw materials, supply chain disruptions, higher interest rates and volatility on foreign currency exchange rates.

More recently, in January 2025, the current presidential administration issued executive orders imposing tariffs on certain imported goods from countries including Mexico, Canada and China, and in response, Canada and China announced similar tariffs on U.S. imports. On April 2, 2025, the U.S. imposed a 10% baseline reciprocal tariff on imports from all countries, plus an additional country-specific tariff on imports from select trading partners, and again in response other countries have announced retaliatory actions or plans for retaliatory actions. On April 9, 2025, the U.S. implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. It is uncertain to what extent the U.S. tariffs and retaliatory tariffs will be imposed, if at all, following the 90-day pause. A meaningful portion of our global revenues are from products manufactured in our Costa Rica and Mexico manufacturing facilities and imported into the U.S. Currently the majority of products manufactured in our Mexico facilities are exempted from tariffs under the United States-Mexico-Canada Agreement ("USMCA"). If the USMCA exemptions were eliminated in the future, our tariff expense for products manufactured in Mexico would increase substantially. The tariffs as currently implemented are likely to have a material impact on our business, financial condition and results of operations through the incurrence of additional costs; however, the extent to which the imposition of tariffs, possible delays and exemptions remains fluid. These tariffs did not significantly impact our results of operations for the three months ended March 31, 2025.

Based on current economic conditions we expect foreign currency rates, freight costs and interest rates to remain subject to volatility in the market.

While we continually monitor the ongoing and evolving impact of the above events on our operations the overall impact remains uncertain and may not be fully reflected in our results of operations until future periods. The overall impact to our results of operations will depend on a number of factors, many of which are out of our control, none of which can be fully predicted at this time. See "Part I. Item 1A. Risk Factors" in our 2024 Annual Report on Form 10-K as updated in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three months ended March 31, 2025 and 2024, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2025	2024
Total revenues	100%	100%
Gross profit	35%	33%
Selling, general and administrative expenses	26%	28%
Research and development expenses	4%	4%
Restructuring, strategic transaction and integration expenses	3%	3%
Change in fair value of contingent earn-out	—%	—%
Total operating expenses	33%	35%
Income (Loss) from operations	2%	(2)%
Interest expense, net	(4)%	(4)%
Other expense, net	—%	—%
Loss before income taxes	(2)%	(6)%
Provision for income taxes	(1)%	—%
Net loss	(3)%	(6)%

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

Consumables

    The following table summarizes our total Consumables revenue (in millions, except percentages):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Consumables revenue (GAAP)	$266.2	$244.1	$22.1	9.1%
Impact of foreign currency exchange rate changes	3.0
Consumables revenue on a constant currency basis (non-GAAP)	$269.2
$ Change in constant currency	$25.1
% Change in constant currency	10.3%

Consumables revenue increased for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to new customer installations and increased demand for our Infusion Consumables, Vascular Access and Oncology product lines.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Infusion Systems (GAAP)	$166.3	$157.3	$9.0	5.7%
Impact of foreign currency exchange rate changes	3.0
Infusion Systems on a constant currency basis (non-GAAP)	$169.3
$ Change in constant currency	$12.0
% Change in constant currency	7.6%

Infusion Systems revenue increased for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to increased sales of LVP pump hardware and dedicated sets.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Vital Care (GAAP)	$172.2	$165.3	$6.9	4.2%
Impact of foreign currency exchange rate changes	1.5
Vital Care on a constant currency basis (non-GAAP)	$173.7
$ Change in constant currency	$8.4
% Change in constant currency	5.1%

Vital Care revenue increased for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to higher sales of IV Solutions and Critical Care products.

Gross Margins

    For the three months ended March 31, 2025 and 2024, gross margins were 34.8% and 32.7%, respectively. The increase in gross margin for the three months ended March 31, 2025, as compared to the same period in the prior year, was primarily driven by price increases, higher production levels, the impact of foreign exchange, lower supply chain costs and the realization of integration synergies.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions, except percentages):

	Three months ended March 31,
	2025	2024	$ Change	% Change
SG&A	$157.2	$157.7	$(0.5)	(0.3)%

SG&A expenses slightly decreased for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to a decrease of $2.4 million in depreciation and amortization expense, which when combined with other smaller category decreases were mostly offset by increases of $1.8 million in dealer fees and $1.5 million in professional services. Depreciation and amortization expense decreased primarily due to certain assets that reached the end of their useful lives and and certain assets classified as held for sale. Dealer fees increased due to an increase in revenue to distributors. Professional services increased due to increase in audit and consulting fees.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Three months ended March 31,
	2025	2024	$ Change	% Change
R&D	$23.3	$21.8	$1.5	6.9%

R&D expenses increased for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily related to higher headcount and employment expense in support of ongoing R&D projects. R&D expenses for both periods presented generally included increased compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $16.7 million and $16.1 million for the three months ended March 31, 2025 and 2024, respectively.

Restructuring charges

    Restructuring charges were $6.8 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively, and were primarily related to facility closure costs and severance costs, respectively. As of March 31, 2025, we expect to pay the majority of our outstanding restructuring charges during the remainder of 2025.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $9.9 million and $10.8 million for the three months ended March 31, 2025 and 2024, respectively. The strategic transaction and integration expenses during the three months ended March 31, 2025 and 2024 were primarily related to ongoing consulting expenses, employee costs incurred to integrate our Smiths Medical business acquired in 2022, and transaction costs related to the sale of 60% of our IV solutions business in the first quarter of 2025.

Change in Fair Value of Contingent Earn-out

For the three months ended March 31, 2024, we recorded a loss of $0.3 million related to adjusting the contingent earn-out related to the Smiths Medical acquisition. As of December 31, 2024, Smiths had sold all of its ownership interest in ICU Medical shares. Smiths no longer holds the shares necessary to meet the minimum beneficial ownership percentage required to earn the contingent earn-out. Accordingly, the Smiths Medical contingent earn-out was adjusted to zero during 2024.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three months ended March 31,
	2025	2024
Interest expense	$(25,263)	$(26,417)
Interest income	3,232	2,645
Interest expense, net	$(22,031)	$(23,772)

    Interest expense, net for the three months ended March 31, 2025 and 2024 primarily included the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements), the impact of the interest rate swaps, and interest income. The interest expense component decreased for the three months ended March 31, 2025, as compared to the respective prior year periods, primarily due to decreases in the applicable SOFR reference rate.

Other Expense, net

The following table presents other expense, net (in thousands):

	Three months ended March 31,
	2025	2024
Foreign exchange losses, net	$(1,803)	$(1,724)
Loss on disposition of assets	(169)	$65
Other miscellaneous expense, net	209	(682)
Other expense, net	$(1,763)	$(2,341)

For the three months ended, March 31, 2025 and 2024, the foreign exchange losses were primarily related to the strengthening of the U.S. dollar relative to certain foreign currencies, most notably including the British Pound in the first quarter of 2025 and the Mexican peso and Argentine peso during the first quarter of 2024.

Income Taxes

For the three months ended March 31, 2025 and 2024, income taxes were accrued at an estimated effective tax rate of (42)% and (7)%, respectively.

The effective tax rate for the three months ended March 31, 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded an additional valuation allowance of $6.4 million tax expense, against certain U.S. federal and state deferred tax assets during the three months ended March 31, 2025. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The Company's ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In December 2022, the European Union (EU) agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. All of the EU countries and some of the non-EU countries in which we operate have enacted or have announced plans to enact legislation to adopt Pillar Two. Some aspects of the Pillar Two legislation were effective for our fiscal year beginning January 1, 2024, with certain remaining impacts to be effective in 2025. For fiscal year 2025, we have considered the impact of Pillar 2 in our tax provision and effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries in which we operate for fiscal periods beyond 2025 as we continue to assess the impact of tax legislation in these jurisdictions.

The effective tax rate for the three months ended March 31, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits.

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

Funds generated from operations are held in cash and cash equivalents. During the three months ended March 31, 2025, our cash and cash equivalents decreased by $18.9 million from $308.6 million at December 31, 2024 to $289.7 million at March 31, 2025, primarily due to debt principal payments of $47.8 million during the quarter.

2022 Credit Agreement and Access to Capital

As discussed in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.5 billion as of March 31, 2025, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of March 31, 2025. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	B1/B1	Stable
Fitch	BB/BB+	Negative
Standard & Poor's	BB-/BB-	Negative

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we were required to maintain a Senior Secured Leverage Ratio of no more than 4.00 to 1.00 and an Interest

Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of March 31, 2025.

In January 2023, we entered into a receivables purchase agreement with Bank of the West, which was subsequently acquired by BMO in February 2023. This agreement accelerates our access to capital; however as of December 31, 2024, we are not currently utilizing this program (see Note 22: Accounts Receivable Purchase Program).

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations and the funds received and accessible under the Senior Secured Credit Facilities will provide us with sufficient liquidity to finance our cash requirements for the next twelve months and the foreseeable future. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. "Risk Factors” in our 2024 Annual Report on Form 10-K for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

As of March 31, 2025, there have been no material changes to our range of $90 million to $110 million for estimated 2025 planned capital expenditures previously disclosed in our 2024 Annual Report on Form 10-K.

Contractual Obligations

Our principal commitments at March 31, 2025 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, (see Note 7: Leases to our accompanying condensed consolidated financial statements).

Long-term Debt

In January 2022, we incurred borrowings under Senior Secured Credit Facilities. The principal repayment obligations and estimated interest payments on the term loans and estimated commitment fee payments on the revolver are estimated in the table below. Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an applicable margin of 2.00% for Term Loan A and 2.50% for Term Loan B and the revolver commitment fees were estimated using the rate of 0.30%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements for pricing grids related to the Senior Secured Credit Facilities).

We expect to fund these capital expenditures and contractual obligations with our existing cash and cash equivalents, cash generated from our future operations and expected proceeds of approximately $209.5 million from the sale of 60% of our IV Solutions business. The expected proceeds from the sale of 60% of the IV Solutions business will be used to prepay a portion of the Term Loan A during the second quarter of 2025. In the first quarter of 2025 we prepaid $35.0 million in Term Loan B principal payments; therefore there are no principal payments due on Term Loan B until 2029. See Note 23: Subsequent Events to our accompanying condensed consolidated financial statements.

	(in millions)
	Remainder of 2025	2026	2027	2028	2029
Term Loan A Principal Payments	$31.9	$63.8	$664.1	$—	$—
Term Loan A Interest Payments	34.6	36.9	0.5	—	—
Term Loan B Principal Payments	—	—	—	—	789.5
Term Loan B Interest Payments	39.5	46.9	42.7	42.3	0.7
Revolver Commitment Fee	1.2	1.3	—	—	—
	$107.2	$148.9	$707.3	$42.3	$790.2

Other Future Capital Investments

Other future capital investments include restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, which includes acquired field action liabilities. As of March 31, 2025, there have been no material changes to our range of $90 million to $110 million for estimated 2025 other future capital investments previously disclosed in our 2024 Annual Report on Form 10-K.

Contingent Payments

In 2015, legislation was enacted in Italy, which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the Italy Medical Device Payback ("IMDP"), however, litigation proceedings are still pending and the ultimate resolution remains unknown. As of March 31, 2025, we have accrued $25.5 million for potential payments related to the IMDP, which is classified within our accrued liabilities; however, the timing and amount of payments could ultimately differ from our current expectations.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the three months ended March 31, 2025 was $51.3 million. The changes in operating assets and liabilities included a $22.4 million decrease in accounts receivable and a $32.1 million increase in accounts payable. Offsetting these amounts was a $8.2 million increase in inventories, a $8.5 million increase in prepaid expenses and other current assets, a $6.8 million increase in other assets, $36.3 million decrease in accrued liabilities, and $6.6 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts receivable was primarily due to the amount and timing of revenues. The increase in accounts payable was due to the timing of payments. The increase in inventory was primarily to build inventory safety stock levels. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs related to infusion pumps sold and the payment of other miscellaneous prepaid invoices. The increase in other assets was due to the purchase of spare parts. The decrease in accrued liabilities was primarily due to payout of annual bonuses, accrued freight charges and payments of field service corrective action. The net changes in income taxes was a result of recording the current deferred provision, the timing of payments, and valuation allowance.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2025	2024	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(14,621)	$(15,915)	$1,294	(1)
Proceeds from sale of assets	42	507	(465)
Intangible asset additions	(2,232)	(2,954)	722
Proceeds from sale of investment securities	—	500	(500)	(2)
Net cash used in investing activities	$(16,811)	$(17,862)	$1,051
_______________________________
(1) Our purchases of property, plant and equipment may vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2) Proceeds from the sale of our investment securities may vary from period to period based on the maturity dates of the investments.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2025	2024	Change
Financing Cash Flows:
Principal payments on long-term debt	(47,750)	(12,750)	(35,000)	(1)
Proceeds from exercise of stock options	133	150	(17)	(2)
Payments on finance leases	(328)	(245)	(83)
Payment of contingent earn-out liability	—	(2,600)	2,600	(3)
Tax withholding payments related to net share settlement of equity awards	(8,391)	(11,400)	3,009	(4)
Net cash used in financing activities	$(56,336)	$(26,845)	$(29,491)
_______________________________
(1)    Relates to scheduled principal payments on the Senior Secured Credit Facilities. In March 2025, we prepaid $35.0 million on our Term Loan B.
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

(4)    During the three months ended March 31, 2025, our employees surrendered 58,858 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.4 million in minimum statutory withholding obligations paid on their behalf. During the three months ended March 31, 2024, our employees surrendered 110,119 shares of our common stock from vested restricted stock unit awards as consideration for approximately $11.4 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of March 31, 2025, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements).

Critical Accounting Policies

In our 2024 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies from those previously disclosed in our 2024 Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 2: New Accounting Pronouncements Not Yet Adopted to the accompanying condensed consolidated financial statements.

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an applicable margin of 2.00% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.50%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from March 31, 2025, the additional annual interest expense or savings related to the term loans would amount to approximately $15.5 million.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027 and we will pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026 and we will pay a fixed rate of 1.17% and will receive the greater of 3-month USD SOFR or 0.35%. In June 2023, we entered into an additional swap with a notional amount of $300.0 million with a maturity date of June 30, 2028 and we will pay a fixed rate of 3.8765% starting on June 30, 2023 and receive 3-month USD SOFR. See Note 9: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally U.S. Dollar, Euros, Mexican Pesos, Czech Koruna, Japanese Yen, Swedish Krona, Danish Krone, Canadian Dollar, Australian Dollar, and Chinese Renminbi) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 9: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At March 31, 2025, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies would result in an estimated decrease in the fair value of these outstanding derivative contracts by approximately $4.3 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

    Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 20. Commitments and Contingencies to the Condensed Consolidated Financial Statements, and is incorporated herein by reference.

Item 1A.Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K, as well as the information contained in this Quarterly Report, in each case, as updated by our other filings with the SEC. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K, except as set forth below.

We derive a significant portion of our revenues from non-U.S. sales and from products manufactured at our non-U.S. facilities which are then imported to the U.S. We are therefore subject to risks of doing business in other countries, including those related to tariffs, retaliatory counter measures and further escalation of trade tensions.

The imposition of tariffs by the U.S. government and retaliatory tariffs imposed by other foreign governments is expected increase our costs. Where possible, we may address increasing supply chain costs in pricing; however, we operate to a large extent under long-term contracts whereby pricing is fixed for a set period of time. The tariffs as currently implemented are likely to have a material impact on our business, financial condition and results of operations; however, the extent to which the imposition of tariffs, possible delays and exemptions remains fluid.

Additionally, the imposition of higher tariffs could undermine the competitiveness of a U.S. based company in the global market and could result in termination of orders by customers, lower demand for products and the loss of market share.

A meaningful portion of our global revenues is from products manufactured in our Costa Rica and Mexico manufacturing facilities which are then imported into the U.S. We expect revenues from goods manufactured in Costa Rica and Mexico and imported to the U.S. to remain a significant portion of our revenues for the foreseeable future.

In January of 2025, the current presidential administration first issued executive orders imposing tariffs on imported goods from Mexico, and China. Tariffs initially imposed were 25% on certain goods from Mexico and 10% on all goods from China. Currently the majority of products manufactured in our Mexico facilities are exempted from tariffs under the United States-Mexico-Canada Agreement ("USMCA"). If the USMCA exemptions were eliminated in the future, our tariff expense for products manufactured in Mexico would increase substantially. On April 2, 2025, the U.S. further announced a 10% baseline reciprocal tariff on imports from all countries, plus an additional country-specific tariff on imports from select trading partners. On April 9, 2025, the U.S. implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff.

These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods by other foreign governments. If maintained, these recently announced tariffs, and the potential escalation of trade disputes could pose a risk to our business that could further affect our financial condition or results of operations and/or cash flows, as well as, our long-term investment strategies. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and are expected to be impacted by various factors, such as negotiations between U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of our products and materials, and our ability to offset the effects of any tariffs that might be imposed.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the first quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
01/01/2025 — 01/31/2025	—	$—	—	$100,000,000
02/01/2025 — 02/28/2025	—	$—	—	$100,000,000
03/01/2025— 03/31/2025	—	$—	—	$100,000,000
First quarter of 2025 total	—	$—	—	$100,000,000
____________________________

(1)    Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was authorized by our Board of Directors and publicly announced in August 2019. This plan has no expiration date. We are not obligated to make any purchases under our stock purchase program. Subject to applicable state and federal corporate and securities laws and any restrictions on share purchases under our debt agreements, purchases under a stock purchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock purchase program can be discontinued at any time we feel additional purchases are not warranted. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements).

Item 5. Other Information

(a)    None.
(b)    None.

(c)    During the three months ended March 31, 2025, none of the Company's directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.3	Purchase Agreement, dated November 12, 2024, by and between ICU Medical, Inc., a Delaware corporation, ICU Medical Sales, Inc., a Delaware corporation and Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation. Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, filed on November 12, 2024 (File No. 001-34634)
3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-34634).
3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on November 3, 2023 (File No. 001-34634).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	May 8, 2025
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)