Form 10-Q
period 2025-06-30
ICU MEDICAL INC/DE
filed 2025-08-07
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2025
Common	24,685,714

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2025

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present and historical fact, contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: our future results of operations and financial position, business strategy and approach; the anticipated benefits and costs associated with our purchase agreement with OPF (as defined below); expected capital expenditures; anticipated consumer demand; supply chain constraints; timing and resolution of the 2025 Warning Letter (as defined below); the expected impact of macroeconomic developments, such as foreign exchange, inflation and interest rates, and new accounting and tax regulations; tariffs; the impact of the One Big Beautiful Bill Act (the "OBBBA"); as well as plans and objectives of management for future operations, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•disruptions at the FDA, other government agencies or notified bodies caused by funding shortages, global health concerns, layoffs or turnover of personnel;
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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	June 30, 2025	December 31, 2024
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300,025	$308,566
Accounts receivable, net of allowance for doubtful accounts $13,541 at June 30, 2025 and $12,977 at December 31, 2024	179,495	182,828
Inventories	616,474	584,676
Prepaid expenses and other current assets	84,121	81,531
Assets held for sale	—	284,382
TOTAL CURRENT ASSETS	1,180,115	1,441,983

PROPERTY, PLANT AND EQUIPMENT, net	452,442	442,746
OPERATING LEASE RIGHT-OF-USE ASSETS	58,888	53,295
GOODWILL	1,501,920	1,432,772
INTANGIBLE ASSETS, net	698,009	740,789
DEFERRED INCOME TAXES	23,068	24,211
OTHER ASSETS	61,322	65,097
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	131,625	3,038
TOTAL ASSETS	$4,107,389	$4,203,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$168,820	$148,020
Accrued liabilities	313,798	306,923
Current portion of long-term debt	—	51,000
Income tax payable	159	17,328
Liabilities held for sale	—	32,911
TOTAL CURRENT LIABILITIES	482,777	556,182

LONG-TERM DEBT	1,337,731	1,531,858
OTHER LONG-TERM LIABILITIES	96,289	66,745
DEFERRED INCOME TAXES	43,220	48,814
INCOME TAX LIABILITY	31,596	35,097
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 24,686 shares at June 30, 2025 and 24,518 shares at December 31, 2024; and outstanding — 24,685 shares at June 30, 2025 and 24,517 shares at December 31, 2024	2,469	2,452
Additional paid-in capital	1,435,935	1,412,118
Treasury stock, at cost (43 shares at June 30, 2025 and 571 shares at December 31, 2024)	(6)	(92)
Retained earnings	710,020	690,158
Accumulated other comprehensive loss	(32,642)	(139,401)
TOTAL STOCKHOLDERS' EQUITY	2,115,776	1,965,235
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,107,389	$4,203,931
______________________________________________________
(1) December 31, 2024 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
TOTAL REVENUES	$548,866	$596,455	$1,153,568	$1,163,110
COST OF GOODS SOLD	340,802	389,027	735,395	770,438
GROSS PROFIT	208,064	207,428	418,173	392,672
OPERATING EXPENSES:
Selling, general and administrative	159,392	159,549	316,625	317,206
Research and development	21,867	23,390	45,158	45,232
Restructuring, strategic transaction and integration	16,218	17,136	32,915	33,241
Change in fair value of contingent earn-out	—	(339)	—	(44)
TOTAL OPERATING EXPENSES	197,477	199,736	394,698	395,635
INCOME (LOSS) FROM OPERATIONS	10,587	7,692	23,475	(2,963)
INTEREST EXPENSE, NET	(20,549)	(23,841)	(42,580)	(47,613)
OTHER INCOME (EXPENSE), NET	1,818	(3,384)	55	(5,725)
GAIN ON SALE OF BUSINESS	41,823	—	41,823	—
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	33,679	(19,533)	22,773	(56,301)
PROVISION FOR INCOME TAXES	(1,178)	(1,873)	(5,748)	(4,576)
NET INCOME (LOSS) FROM CONSOLIDATED COMPANIES	32,501	(21,406)	17,025	(60,877)
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	2,837	—	2,837	—
NET INCOME (LOSS)	$35,338	$(21,406)	$19,862	$(60,877)
NET INCOME (LOSS) PER SHARE
Basic	$1.43	$(0.88)	$0.81	$(2.51)
Diluted	$1.43	$(0.88)	$0.80	$(2.51)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,645	24,393	24,593	24,295
Diluted	24,708	24,393	24,746	24,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$35,338	$(21,406)	$19,862	$(60,877)
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $(415) and $(2,054) for the three months ended June 30, 2025 and 2024, respectively, and $(2,247)and $(25) for the six months ended June 30, 2025 and 2024, respectively.	(8,816)	(6,382)	(14,701)	(22)
Foreign currency translation adjustment, net of tax of $0 for all periods	81,569	(15,865)	121,460	(38,682)
Other comprehensive income (loss), net of tax	72,753	(22,247)	106,759	(38,704)
COMPREHENSIVE INCOME (LOSS)	$108,091	$(43,653)	$126,621	$(99,581)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2025	24,518	$2,452	$1,412,118	$(92)	$690,158	$(139,401)	$1,965,235
Issuance of restricted stock and exercise of stock options	152	9	(8,299)	8,423	—	—	133
Tax withholding payments related to net share settlement of equity awards	(59)	—	—	(8,391)	—	—	(8,391)
Stock compensation	—	—	12,179	—	—	—	12,179
Other comprehensive income, net of tax	—	—	3	—	—	34,006	34,009
Net loss	—	—	—	—	(15,476)	—	(15,476)
Balance, March 31, 2025	24,611	$2,461	$1,416,001	$(60)	$674,682	$(105,395)	$1,987,689
Issuance of restricted stock and exercise of stock options	77	8	5,480	351	—	—	5,839
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(297)	—	—	(297)
Stock compensation	—	—	14,457	—	—	—	14,457
Other comprehensive income, net of tax	—	—	(3)	—	—	72,753	72,750
Net income	—	—	—	—	35,338	—	35,338
Balance, June 30, 2025	24,686	$2,469	$1,435,935	$(6)	$710,020	$(32,642)	$2,115,776

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2024	24,144	$2,414	$1,366,493	$(262)	$807,846	$(53,081)	$2,123,410
Issuance of restricted stock and exercise of stock options	378	27	(6,847)	6,970	—	—	150
Tax withholding payments related to net share settlement of equity awards	(110)	—	—	(11,400)	—	—	(11,400)
Stock compensation	—	—	11,598	—	—	—	11,598
Other comprehensive loss, net of tax	—	—	—	—	—	(16,457)	(16,457)
Net loss	—	—	—	—	(39,471)	—	(39,471)
Balance, March 31, 2024	24,412	$2,441	$1,371,244	$(4,692)	$768,375	$(69,538)	$2,067,830
Issuance of restricted stock and exercise of stock options	21	2	(1,537)	4,459	—	—	2,924
Tax withholding payments related to net share settlement of equity awards	(3)	—	—	(285)	—	—	(285)
Stock compensation	—	—	10,998	—	—	—	10,998
Other comprehensive loss, net of tax	—	—	(2)	—	—	(22,247)	(22,249)
Net loss	—	—	—	—	(21,406)	—	(21,406)
Balance, June 30, 2024	24,430	$2,443	$1,380,703	$(518)	$746,969	$(91,785)	$2,037,812

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,862	$(60,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,110	110,844
Noncash lease expense	9,308	10,524
Stock compensation	26,636	22,596
Loss (gain) on disposal of property, plant and equipment and other assets	1,753	(78)
Debt issuance costs amortization	3,482	3,411
Change in fair value of contingent earn-out liability	—	(44)
Undistributed equity in earnings of unconsolidated affiliates	(2,837)	—
Net gain on sale of business	(41,823)	—
Other	8,037	12,781
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	16,691	6,715
Inventories	(29,213)	21,095
Prepaid expenses and other current assets	(9,208)	(12,638)
Other assets	(5,682)	(11,124)
Accounts payable	14,382	9,432
Accrued liabilities	(19,835)	20,245
Income taxes, including excess tax benefits and deferred income taxes	(28,125)	(5,138)
Net cash provided by operating activities	62,538	127,744
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(34,317)	(35,382)
Proceeds from sale of business	209,464	—
Proceeds from sale of assets	42	692
Intangible asset additions	(4,541)	(5,364)
Proceeds from sale and maturities of investment securities	—	500
Net cash provided by (used in) investing activities	170,648	(39,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(247,750)	(25,500)
Proceeds from exercise of stock options	5,972	3,074
Payments on finance leases	(885)	(518)
Payments of contingent earn-out liability	—	(2,600)
Tax withholding payments related to net share settlement of equity awards	(8,688)	(11,685)
Net cash used in financing activities	(251,351)	(37,229)
Effect of exchange rate changes on cash	9,624	(2,535)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,541)	48,426
CASH AND CASH EQUIVALENTS, beginning of period	308,566	254,222
CASH AND CASH EQUIVALENTS, end of period	$300,025	$302,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Six months ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchases of property, plant, and equipment in accounts payable	$13,253	$3,868

Equity method investment - noncash (see Note 4)	$125,826

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

We develop, manufacture and sell innovative medical products used in infusion therapy, vascular access, and vital care applications. ICU's product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, peripheral IV catheters, closed system transfer devices, pharmacy compounding systems, and sterile IV solutions, as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. We sell the majority of our products globally through our direct sales force and through independent distributors throughout the U.S. and internationally. We also sell certain products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. On the condensed consolidated balance sheet, we combined prepaid income taxes with the "prepaid expenses and other current assets" line item. On the condensed consolidated statement of cash flows, we combined provision for doubtful accounts, provision for warranty, returns and field action, and usage of spare parts with the "other" line item. In Note 12: Prepaid Expenses and Other Current Assets we combined deferred costs, deferred tax charge and foreign exchange contracts with the "other" line item. In Note 16: Accrued Liabilities we combined operating lease liability, restructuring accrual, accrued sales taxes and other taxes, accrued freight, accrued audit and professional services, distribution fees, warranties and returns, legal accrual, defined benefit plan, foreign exchange forward contracts with the "other" line item. These reclassifications had no impact on the reported results of operations.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
with early application permitted. We are currently assessing the effect of this update on our consolidated financial statements and related disclosures.

Note 3: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $16.2 million and $32.9 million for the three and six months ended June 30, 2025, respectively, as compared to $17.1 million and $33.2 million for the three and six months ended June 30, 2024, respectively.

Restructuring

    During the three and six months ended June 30, 2025 restructuring charges were $8.2 million and $15.0 million, respectively, as compared to $7.7 million and $13.0 million for the three and six months ended June 30, 2024, respectively, and were primarily related to facility closure costs and severance costs.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the three and six months ended June 30, 2025 (in thousands), which is included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

	Severance Pay and Benefits	Retention and Facility Closure Costs	Total
Accrued balance, January 1, 2025	$9,538	$407	$9,945
Charges incurred	2,401	4,397	6,798
Payments	(3,482)	(2,905)	(6,387)
Other(1)	(900)	—	(900)
Currency translation	155	14	169
Accrued balance, March 31, 2025	$7,712	$1,913	$9,625
Charges incurred	4,289	3,934	8,223
Payments	(3,930)	(2,538)	(6,468)
Currency translation	287	95	382
Accrued balance, June 30, 2025	$8,358	$3,404	$11,762
__________________________
(1) Relates to prior year accrued restructuring charges for estimated severances costs that were reclassed to other accounts during the three months ended March 31, 2025.

Strategic Transaction and Integration Expenses

    We incurred and expensed $8.0 million and $17.9 million in strategic transaction and integration expenses during the three and six months ended June 30, 2025, respectively, as compared to $9.4 million and $20.2 million in strategic transaction and integration expenses during the three and six months ended June 30, 2024, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and six months ended June 30, 2025 and 2024 were primarily related to ongoing consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The three and six months ended June 30, 2025 also included transaction costs related to the sale of a 60% ownership in our IV Solutions business in the second quarter of 2025.

Note 4: Assets Held For Sale and Disposal of Business

Assets Held For Sale

On November 12, 2024, we entered into a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation ("OPF") to divest a controlling interest in our IV Solutions business. As of December 31, 2024, we concluded the initial criteria for classification as held for sale were met, and accordingly we presented the IV Solution's net assets as held for sale in our condensed consolidated balance sheet.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

The following table summarizes the carrying values of the assets and liabilities presented as held for sale in our condensed consolidated balance sheet as of December 31, 2024 (in thousands):

As of
Assets:	December 31, 2024
Accounts receivable, net of allowance of $465 at December 31, 2024	$13,331
Inventories	88,656
Prepaid expenses and other current assets	4,140
Property, plant and equipment, net	155,426
Other assets	22,829
Total assets held for sale	$284,382

Liabilities:
Accounts payable	$13,533
Accrued liabilities	19,378
Total liabilities held for sale	$32,911

Net assets held for sale	$251,471

Disposal of IV Solutions Business

On May 1, 2025, we sold to OPF a 60% ownership interest in Otsuka ICU Medical LLC (the "joint venture"), an entity we formed in 2025 and to which we contributed the net assets of our IV Solutions business. Upon the sale and as a result of a loss of control, we derecognized the net assets that comprised our IV Solutions business and recorded our retained 40% ownership interest at its estimated fair value as an equity method investment in the joint venture (see Note 11: Investment Securities). We have the ability to exercise significant influence over operating and financial policies of the joint venture, primarily through having two of the five seats on its Board of Directors.

Preliminary cash proceeds from the sale, subject to conventional purchase price adjustments, were $209.5 million. We also are entitled to contingent consideration if the joint venture exceeds planned revenues or gross margin for the year ended December 31, 2026. Additionally, we have agreed to provide commercial, logistics, administrative, and other services, including continuing to provide certain manufacturing services for component parts for a period of up to five years from transaction close (see below table). Certain logistic and warehouse costs incurred on behalf of and reimbursed by the joint venture are pass-through expenses and net to zero within cost of goods sold in the condensed consolidated statement of operations. Other services are provided in exchange for fixed fee arrangements or reimbursement of our costs, depending on the respective terms of service negotiated. Fees charged for the services are recorded as reductions to the costs incurred to provide such services in the condensed consolidated statement of operations. Those services provided under fixed price arrangements were determined to be at less than fair value and, as such, we recognized an unfavorable contract liability of $20.2 million to account for the difference between the fair value of services to be provided and the estimated cost of providing such services over the five years from transaction close. The unfavorable contract liability is presented within other liabilities in our condensed consolidated balance sheet, with the current portion included in accrued liabilities. This liability is being released to our condensed consolidated statement of operations as reduction to the costs incurred to provide the respective services within selling, general and administrative expenses.

For the three and six months ended June 30, 2025, we recognized $2.6 million in fixed and variable service fees related to reimbursed expenses under the various transition service agreements and $0.7 million related to the release of the unfavorable contract liability. The fees, reimbursements and release of unfavorable contract liability serve to reduce the same line items as their respective incurred expenses within cost of goods sold or selling, general, and administrative expenses in our condensed consolidated statement of operations.

Fair value for our retained 40% ownership interest was determined using a market approach based on the proceeds received from OPF for its 60% controlling ownership interest. Fair value for services was estimated using a market approach

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
based on observable margins for comparable services and the difference between the fair value of services and the estimated cost to provide the services through the term of the services agreement was discounted using our effective borrowing rate.

The combined effect of the transaction was a gain of $41.8 million, comprising the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $16.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract liability recorded upon disposition. The gain is presented as a separate line item in our condensed consolidated statement of operations. No gain related to contingent consideration was recorded. We will record such gain, if any, if and when the measurement period has ended and we have concluded that a payment will be received.

As part of the transaction, we provided OPF a call option to acquire our retained 40% ownership in the joint venture. Additionally, OPF provided us with a put option giving us the right to compel OPF to purchase our retained 40% ownership interest in the joint venture. The call and put options are exercisable at certain specified dates and for specified amounts based on certain historical financial metrics as set forth in the joint venture's Operating Agreement beginning five years after the closing. The call and put options were not recorded in our condensed consolidated financial statements since they do not meet the definition of a derivative specifically due to the absence of a net settlement feature.

Related Party Transactions

We account for our retained 40% interest in the joint venture as an equity method investment (see Note 11: Investment Securities), having the ability to exercise significant influence over operating and financial policies of the joint venture, primarily through having two of the five seats on its Board of Directors. Additionally, in connection with the closing of the transaction on May 1, 2025, we entered into certain agreements with OPF, which cover the governance of the joint venture and require us to provide certain commercial, logistics, manufacturing supply, administrative, and other services for a period of up to five years from transaction close.

The following table presents condensed consolidated financial statement data resulting from transactions with the joint venture (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2025	2025
Condensed consolidated statement of operations:
Manufacturing services agreement revenue	$3,513	$3,513
Manufacturing services agreement cost of goods sold	$(3,101)	$(3,101)

Service fees - Otsuka ICU Medical LLC (cost of goods sold)	$117	$117
Service fees - Otsuka ICU Medical LLC (selling, general & administrative)	$2,074	$2,074

Equity in earnings of unconsolidated affiliates	$2,837	$2,837
The joint venture is a pass-through entity for income tax purposes and, as such, does not record income tax at the entity level. We record our equity in earnings of unconsolidated affiliates before any related income tax recognized as a separate line item in our condensed consolidated statements of operations. Income taxes on our share of the joint venture's earnings are included within provision for income taxes in our consolidated statements of operations.

As of June 30, 2025, a $10.4 million related-party payable to the joint venture was included within accrued liabilities in our condensed consolidated balance sheet.

Note 5: Revenue

Revenue Recognition

    Our business units are Consumables, Infusion Systems and Vital Care. The vast majority of our sales of these products within these business units are made on a stand-alone basis to hospitals and distributors. Revenue is typically recognized upon

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product line	2025	2024	2025	2024
Consumables	$273,133	$261,816	$539,359	$505,855
Infusion Systems	167,696	163,638	333,996	320,976
Vital Care	108,037	171,001	280,213	336,279
Total Revenues	$548,866	$596,455	$1,153,568	$1,163,110

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended June 30,		Six months ended June 30,
Geography	2025	2024	2025	2024
United States	$335,432	$383,140	$723,676	$749,295
Europe, the Middle East and Africa	99,059	95,310	194,747	193,699
APAC	58,404	61,224	117,816	113,077
Other Foreign	55,971	56,781	117,329	107,039
Total Revenues	$548,866	$596,455	$1,153,568	$1,163,110

Contract Balances

    The following table presents the changes in our contract balances for the six months ended June 30, 2025 and 2024 (in thousands), which is included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Contract Liabilities
Beginning balance, January 1, 2025	$39,403
Equipment revenue recognized	(33,525)
Equipment revenue deferred due to implementation	30,365
Software revenue recognized	(6,348)
Software revenue deferred due to implementation	2,473
Government grant income recognized(1)	(1,024)
Other deferred revenue recognized	(1,156)
Other deferred revenue	390
Ending balance, June 30, 2025	$30,578

Beginning balance, January 1, 2024	$42,177
Equipment revenue recognized	(16,951)
Equipment revenue deferred due to implementation	20,593
Software revenue recognized	(10,232)
Software revenue deferred due to implementation	10,427
Government grant income recognized(1)	(1,029)
Other deferred revenue recognized	(1,602)
Other deferred revenue	423
Ending balance, June 30, 2024	$43,806
____________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of June 30, 2025, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in thousands)	< 12 Months	> 12 Months
Equipment deferred revenue	$12,295	$403
Software deferred revenue	6,670	1,877
Government grant deferred income(1)	2,064	6,318
Other deferred revenue(2)	890	61
Total	$21,919	$8,659
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

Our chief executive officer is our CODM. Our CODM uses net profit (loss) to manage our business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Our segment performance is monitored and resource allocation is determined during the consolidated annual budget/forecast processes. The measure of segment assets is reported on the consolidated balance sheets as total assets. Expenditures for additions to long-lived assets were $22.0 million and $38.9 million for the three and six months ended June 30, 2025 and $21.9 million and $40.7 million for the three and six months ended June 30, 2024, respectively.

The following table presents information about our segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUES	$548,866	$596,455	$1,153,568	$1,163,110
Less:
Standard COGS(1)	249,816	298,429	543,224	581,430
Quality remediation/recall(2)	5,706	3,924	15,686	11,422
Other COGS(3)	85,280	86,674	176,485	177,586
Selling, general and administrative	159,392	159,549	316,625	317,206
Research and development	21,867	23,390	45,158	45,232
Restructuring and integration	16,218	17,136	32,915	33,241
Other segment items(4)	(46,157)	238	(47,626)	228
Interest expense	23,065	26,648	48,328	53,066
Income tax provision	1,178	1,873	5,748	4,576
Equity in earnings of unconsolidated affiliates	(2,837)	—	(2,837)	—
Consolidated net income (loss)	$35,338	$(21,406)	$19,862	$(60,877)
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
(4) Includes changes in fair value of contingent earn-out, interest income, gain/loss on disposition of assets, gain/loss on foreign exchange, other miscellaneous income/expense, and gain on sale of business.

For information on depreciation expense, see Note 14: Property, Plant, & Equipment. For information on amortization expense, see Note 15: Goodwill and Intangible Assets, Net.

Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to end customers. The manufacturers and distributors, in turn, sell our products to healthcare providers. For the three and six months ended June 30, 2025, our consolidated worldwide net sales to a single distributor were 19%, and 18%, respectively, and for the three and six months ended June 30, 2024, were 17%.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Geographic Information

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of
	June 30, 2025	December 31, 2024
Costa Rica	160,676	156,149
Mexico	117,835	111,043
Other LATAM	64,060	55,451
Canada	1,918	5,284
Italy	34,560	29,124
Spain	19,914	17,141
Czech Republic	13,804	11,909
Other Europe	11,580	11,445
APAC	29,754	27,550
Total Foreign	$454,101	$425,096
United States*	628,671	610,547
Worldwide Total	$1,082,772	$1,035,643
________________________________
*As of December 31, 2024, we presented within the assets held for sale line item in our consolidated balance sheet, the gross long-lived assets that were part of a disposal group that met the criteria as held for sale during the fourth quarter of 2024 (See Note 4: Assets Held For Sale and Disposal of Business).

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

The following table presents the components of our lease cost (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$5,103	$5,638	$10,129	$11,452
Finance lease cost — interest	107	47	161	80
Finance lease cost — reduction of ROU asset	623	301	812	555
Short-term lease cost	5	—	7	—
Total lease cost	$5,838	$5,986	$11,109	$12,087

Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,906	$11,730
Operating cash flows from finance leases	$161	$80

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,654	$8,650
Finance leases	$1,713	$1,202

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of
	June 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$58,888	$53,295

Accrued liabilities	$13,201	$15,695
Other long-term liabilities	49,431	40,777
Total operating lease liabilities	$62,632	$56,472

Weighted-Average Remaining Lease Term
Operating leases	6.6 years	5.8 years

Weighted-Average Discount Rate
Operating leases	5.31%	4.90%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	As of
	June 30, 2025	December 31, 2024
Finance leases
Finance lease right-of-use assets	$4,372	$3,259

Accrued liabilities	$1,535	$1,066
Other long-term liabilities	3,053	2,332
Total finance lease liabilities	$4,588	$3,398

Weighted-Average Remaining Lease Term
Finance leases	3.2 years	3.5 years

Weighted-Average Discount Rate
Finance leases	5.96%	5.63%

As of June 30, 2025, the maturities of our operating and finance lease liabilities for each of the next five years and thereafter are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$8,207	$911
2026	14,802	1,691
2027	12,305	1,311
2028	9,660	823
2029	7,830	248
2030	4,562	47
Thereafter	16,686	—
Total Lease Payments	74,052	5,031
Less imputed interest	(11,420)	(443)
Total	$62,632	$4,588

Note 8:    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. A net loss for the three and six months ended June 30, 2024 causes all of the potentially dilutive common shares to be antidilutive and, accordingly, they were not included in the computation of diluted earnings per share, and basic and diluted net loss per share are equal for each of these periods.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$35,338	$(21,406)	$19,862	$(60,877)

Weighted-average number of common shares outstanding (basic)	24,645	24,393	24,593	24,295
Dilutive securities(1)	63	—	153	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,708	24,393	24,746	24,295
EPS — basic	$1.43	$(0.88)	0.81	$(2.51)
EPS — diluted	$1.43	$(0.88)	0.80	$(2.51)

Total anti-dilutive stock options and restricted stock awards	65	216	40	202
_______________________________
(1)    Due to the net loss for the three and six months ended June 30, 2024, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros ("EUR"), Czech Koruna ("CZK"), Japanese Yen ("JPY"), Swedish Krona ("SEK"), Danish Krone ("DKK"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately nine months. The total notional amount of these outstanding derivative contracts as of June 30, 2025 was $137.6 million, which included the notional equivalent of $31.3 million in CAD, $41.8 million in EUR, $38.8 million in MXN, $16.9 million in USD and $8.8 million in other foreign currencies, with terms currently through January 2026.

Floating Interest Rate Risk

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 18: Long-Term Debt). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and will receive the greater of 3-months USD Secured Overnight Financing Rate ("SOFR") or (0.15)%. The total notional amount of this outstanding derivative as of June 30, 2025 was approximately $197.4 million. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We pay a fixed rate of 1.17% and will receive the greater of 3-months USD SOFR or 0.35%. The total notional amount of this outstanding derivative as of June 30, 2025 was approximately $140.6 million.

In June 2023, we entered into an additional interest rate swap that hedges both term loan A and term loan B interest payments. The total notional amount of the swap is $300.0 million. The hedge matures on June 30, 2028. We pay a fixed rate of 3.88% and will receive 3-months USD SOFR.

These swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of June 30, 2025
Prepaid expenses and other current assets	$3,434	$—	$3,434
Total assets	$3,434	$—	$3,434

Accrued liabilities	$2,971	$—	$2,971
Other long-term liabilities	—	2,084	2,084
Total liabilities	$2,971	$2,084	$5,055

As of December 31, 2024
Prepaid expenses and other current assets	$6,716	$11,038	$17,754
Other assets	—	5,724	5,724
Total assets	$6,716	$16,762	$23,478

Accrued liabilities	$7,391	$—	$7,391
Total liabilities	$7,391	$—	$7,391

We recognized the following (losses) gains on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net income (loss) (in thousands):

	(Losses) Gains Recognized in Other Comprehensive Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$1,830	$(3,965)	$1,656	$975
Interest rate swaps	(7,974)	4,512	(12,065)	17,905
Total derivatives designated as cash flow hedging instruments	$(6,144)	$547	$(10,409)	$18,880

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

	Gains (Losses) Reclassified From Accumulated Other Comprehensive Income (Loss) into Income
		Three months ended June 30,		Six months ended June 30,
	Location of Gains (Losses) Recognized in Net Loss	2025	2024	2025	2024
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$164	$633	$874	$1,333
Foreign exchange forward contracts	Cost of goods sold	(393)	1,059	(1,407)	2,339
Interest rate swaps	Interest expense	3,316	7,291	7,072	15,255
Total derivatives designated as cash flow hedging instruments		$3,087	$8,983	$6,539	$18,927

As of June 30, 2025, we expect an estimated $0.5 million in deferred gains on the outstanding foreign exchange contracts and an estimated $0.3 million in deferred losses on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Recurring Fair Value Measurements

We measure certain assets and liabilities on a recurring basis, including contingent earn-out liabilities and derivative financial instruments.

Contingent Earn-out Liabilities

In 2022, we acquired Smiths Medical with a combination of cash consideration and share consideration issued at closing. Total consideration for the acquisition included a potential earn-out payment of $100.0 million in cash contingent on our common stock achieving a certain volume-weighted average price (the "Price Targets") from the closing date to either the third or fourth anniversary of closing and provided Smiths beneficially owns at least 50.0% of the shares of common stock issued at closing at the time the Price Target is achieved. For the three and six months ended June 30, 2024, the change in fair market value of the earn-out was $(0.3) million and $— million, respectively, and is included in income from operations in a separate line. During July 2024, Smiths sold 1.2 million common shares of ICU Medical, Inc. The sale of shares when combined with other sales in prior periods renders Smiths unable to achieve the contingent consideration based on certain price targets during the third and fourth anniversary of closing as Smiths no longer meets the required minimum beneficial ownership percentage. Accordingly, the valuation of the contingent earn-out liability as of December 31, 2024 was zero.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements as of June 30, 2025
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$3,434	$—	$3,434	$—
Total Assets	$3,434	$—	$3,434	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$2,971	$—	$2,971	$—
Interest rate swaps:
Other long-term liabilities	2,084	—	2,084	—
Total Liabilities	$5,055	$—	$5,055	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Fair value measurements as of December 31, 2024
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange forwards:
Prepaid expenses and other current assets	$6,716	$—	$6,716	$—
Interest rate contracts:
Prepaid expenses and other current assets	11,038	—	11,038	—
Other assets	5,724	—	5,724	—
Total Assets	$23,478	$—	$23,478	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$7,391	$—	$7,391	$—
Total Liabilities	$7,391	$—	$7,391	$—

Nonrecurring Fair Value Measurements

We measure certain items on a nonrecurring basis due to particular circumstances or when specific transactions occur such as a retained investment resulting from a partial sale. On May 1, 2025, we measured our retained equity method investment in Otsuka ICU Medical LLC (see Note 11: Investment Securities) at fair value in connection to the sale of a 60% interest of our IV Solutions business (see Note 4: Assets Held for Sale and Disposal of Business). The fair value was estimated using a market-based approach and is classified as a Level 3 fair value measurement.

Note 11: Investment Securities

Investments in Non-Marketable Equity Securities

Investments in Unconsolidated Affiliates

We hold equity method investments in certain entities. We apply the equity method of accounting for investments in unconsolidated affiliates when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investments are reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable.

On April 24, 2025, the Company completed the formation of the Otsuka ICU Medical LLC (“joint venture”) and transferred the assets, liabilities and operations that comprise the IV Solutions business to the joint venture. Pursuant to the agreement, we sold 60% of our IV Solutions business to OPF and the Company retained 40% ownership interest in the business. The initial investment was recorded in the amount of $125.8 million. As provided under the joint venture's Operating Agreement, each of OPF and the ICU Medical Entities have been granted certain exclusive call and put options, respectively, with respect to the ICU Medical Entities' remaining ownership interest in the joint venture. Such options are exercisable at certain specified dates and for such amounts as are set forth in the Operating Agreement beginning five years after the transaction closing. If exercised, they could effectively eliminate the Company’s ownership interest. See Note 4: Assets Held for Sale and Disposal of Business for more information.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

We also own approximately 20% non-marketable equity interest in a nonpublic company and entered into a three-year distribution agreement where we have the exclusive rights to market, sell and distribute the company's products in exchange for a cash payment of $3.3 million. In addition, we were granted an exclusive license for all of the seller's intellectual property. At the expiration of the distribution agreement we have the right but not the obligation to acquire the remaining interest in the business.

Our investment in unconsolidated affiliates consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Otsuka ICU Medical LLC	$128,662	$—
Other equity method investment	2,963	3,038
	$131,625	$3,038

Our recorded share of our investees' income was $2.8 million for the three and six months ended June 30, 2025. There were no such balances in 2024. We did not receive any dividend distributions from these investments during the three and six months ended June 30, 2025 and 2024.

Note 12:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Other prepaid expenses and receivables*	$29,645	$17,312
Prepaid insurance and property taxes*	6,358	10,284
VAT/GST receivable	10,031	4,445
Interest rate contracts**	—	11,038
Prepaid income taxes	14,810	11,244
Other*	23,277	27,208
	$84,121	$81,531
____________________________
*As of December 31, 2024, certain prepaid expense account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets Held For Sale" in our consolidated balance sheet (See Note 4:Assets Held For Sale and Disposal of Business).
**See Note 9: Derivatives and Hedging Activities

Note 13: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Raw materials	$283,874	$265,275
Work in process	48,317	37,528
Finished goods	284,283	281,873
Total inventories	$616,474	$584,676

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
_____________________________
As of December 31, 2024, inventory account balances that are part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were combined with other disposal group assets and presented as a separate line item "Assets Held For Sale" in our consolidated balance sheets (See Note 4:Assets Held For Sale and Disposal of Business).

Note 14:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Machinery and equipment(1)	$421,294	$400,861
Land, building and building improvements(1)	178,951	177,089
Molds	101,730	96,318
Computer equipment and software(1)	122,202	122,208
Furniture and fixtures(1)	27,866	27,871
Instruments placed with customers(2)	142,010	124,290
Construction in progress(1)	88,719	87,006
Total property, plant and equipment, cost(1)	1,082,772	1,035,643
Accumulated depreciation(1)	(630,330)	(592,897)
Property, plant and equipment, net(1)	$452,442	$442,746
______________________________
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

Depreciation expense was $16.9 million and $33.8 million for the three and six months ended June 30, 2025, respectively, as compared to $22.3 million and $44.7 million for the three and six months ended June 30, 2024, respectively. Depreciation expense included in costs of goods sold was $15.4 million and $30.2 million, for the three and six months ended June 30, 2025, respectively, as compared to $19.4 million and $38.8 million for the three and six months ended June 30, 2024, respectively.

Note 15: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2025	$1,432,772
Currency translation	69,148
Balance as of June 30, 2025	$1,501,920

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-line basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	June 30, 2025
		Cost	Accumulated Amortization	Net
Patents	10	$38,718	$24,148	$14,570
Customer contracts	12	10,202	7,300	2,902
Non-contractual customer relationships	8	563,987	273,327	290,660
Trademarks	1	5,425	5,425	—
Trade name	15	18,245	8,967	9,278
Developed technology(1)	10	627,611	262,023	365,588
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,273,288	$590,290	$682,998

Internally developed software(2)		$15,011		$15,011

Total intangible assets		$1,288,299	$590,290	$698,009
______________________________
(1)    Developed technology primarily consists of acquired patented technologies and internally developed software. Upon completion of development, the assets are amortized over their estimated useful lives.
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
_______________________________
(1)    Developed technology primarily consists of acquired patented technologies and internally developed software. Upon completion of development, the assets are amortized over their estimated useful lives.
(2)    Internally developed software will be reclassified to developed technology and amortized when the projects are complete and the assets are ready for their intended use. During 2024, we reclassified $33.2 million to developed technology.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $32.7 million and $65.3 million for the three and six months ended June 30, 2025, respectively, as compared to $33.1 million and $66.2 million during the three and six months ended June 30, 2024, respectively. Intangible asset amortization expense included in cost of goods sold was $1.0 million and $2.1 million, for the three and six months ended June 30, 2025, respectively. There were no such balances for the three and six months ended June 30, 2024.

As of June 30, 2025 estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2025	$65,763
2026	132,233
2027	121,100
2028	120,502
2029	117,406
2030	53,264
Thereafter	72,730
Total	$682,998

Note 16:     Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Salaries and benefits	$83,464	$60,815
Incentive compensation	42,796	59,445
Deferred revenue	21,919	30,358
Italy medical device payback provision(1)	29,287	23,937
Field service corrective action(2)	25,488	32,844
Other	110,844	99,524
	$313,798	$306,923
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

As of December 31, 2024, certain accrued liability account balances that were part of a disposal group that met the criteria for assets held for sale during the fourth quarter of 2024 were presented as a separate line item "Liabilities held for sale" in our consolidated balance sheet (See Note 4:Assets Held For Sale and Disposal of Business).

Note 17:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 3% and 25% for the three and six months ended June 30, 2025, respectively, as compared to (10)% and (8)% for the three and six months ended June 30, 2024, respectively.

The effective tax rate for the three and six months ended June 30, 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits. The effective tax rate during the three and six months ended June 30, 2025 included a tax expense of $6.1 million related to the sale of a 60% interest of our IV solutions business. Additionally, there were unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and six months ended June 30, 2025 of $5.0 million.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. federal and state deferred tax assets, resulting in a $2.7 million tax benefit and $3.7 million tax expense during the three and six months ended June 30, 2025, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The company's ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In December 2022, the European Union (EU) agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. All of the EU countries and some of the non-EU countries in which we operate have enacted or have announced plans to enact legislation to adopt Pillar Two. The Pillar Two legislation has been effective for our fiscal year beginning January 1, 2024. For fiscal year 2025, we have considered the impact of Pillar Two on our tax provision and effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries in which we operate for fiscal periods beyond 2025 as we continue to assess the impact of tax legislation in these jurisdictions.

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements as additional guidance becomes available and uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the three and six months ended June 30, 2025.

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

For the six months ended June 30, 2025 and 2024, total principal payments on the Term Loans were $247.8 million and $25.5 million, respectively. During the first quarter of 2025 we made a prepayment of $35.0 million on Term Loan B. During the second quarter of 2025 we made a prepayment of $200 million on Term Loan A, which was paid with the proceeds from the sale of our IV Solutions business, see Note 4: Assets Held For Sale and Disposal of Business.

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

We were in compliance with all financial covenants as of June 30, 2025.

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of June 30, 2025	Effective Interest Rate	As of December 31, 2024

Senior Secured Credit Facilities:
Term Loan A — principal	7.16%	$559,688	8.03%	$770,313
Term Loan B — principal	7.50%	789,500	8.38%	826,625
Revolving Credit Facility — principal	—%	—	—%	—
Less unamortized debt issuance costs(1)		(11,457)		(14,080)
Total carrying value of long-term debt		1,337,731		1,582,858
Less current portion of long-term debt		—		51,000
Long-term debt, net		$1,337,731		$1,531,858
_______________________________
(1)    Comprised of $4.4 million and $7.0 million relating to the Term Loan A and the Term Loan B, respectively, as of June 30, 2025. Comprised of $6.1 million and $8.0 million relating to the Term Loan A and the Term Loan B, respectively, as of December 31, 2024.

As of June 30, 2025, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2025	$—
2026	—
2027	559,688
2028	—
2029	789,500
2030	—
Total	$1,349,188

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Contractual interest	$23,868	$31,851	$50,756	$64,126
Amortization of debt issuance costs	1,783	1,704	3,483	3,411
Commitment fee — Revolving Credit Facility	342	379	717	758
Total long-term debt-related interest expense	$25,993	$33,934	54,956	68,295

We currently hedge against the contractual interest expense on our long-term debt (see Note 9: Derivatives and Hedging Activities).

Note 19: Stockholders' Equity

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended June 30, 2025 and 2024, we did not purchase any shares of our common stock under our share purchase plan. As of June 30, 2025, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt).

    For the six months ended June 30, 2025, we withheld 61,066 shares of our common stock from employee vested restricted stock units in consideration for $8.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the six months ended June 30, 2024, we withheld 112,876 shares of our common stock from employee vested restricted stock units in consideration for $11.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2025	$(146,942)	$5,722	$1,819	$(139,401)
Other comprehensive income (loss) before reclassifications	39,890	(3,260)	—	36,630
Amounts reclassified from AOCI	—	(2,624)	—	(2,624)
Other comprehensive income (loss)	39,890	(5,884)	—	34,006
Balance as of March 31, 2025	$(107,052)	$(162)	$1,819	$(105,395)
Other comprehensive income (loss) before reclassifications	81,569	(6,524)	—	75,045
Amounts reclassified from AOCI	—	(2,292)	—	(2,292)
Other comprehensive income (loss)	81,569	(8,816)	—	72,753
Balance as of June 30, 2025	$(25,483)	$(8,978)	$1,819	$(32,642)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2024	$(76,784)	$21,884	$1,819	$(53,081)
Other comprehensive (loss) income before reclassifications	(22,817)	13,908	—	(8,909)
Amounts reclassified from AOCI	—	(7,548)	—	(7,548)
Other comprehensive (loss) income	(22,817)	6,360	—	(16,457)
Balance as of March 31, 2024	$(99,601)	$28,244	$1,819	$(69,538)
Other comprehensive (loss) income before reclassifications	(15,865)	436	—	(15,429)
Amounts reclassified from AOCI	—	(6,818)	—	(6,818)
Other comprehensive loss	(15,865)	(6,382)	—	(22,247)
Balance as of June 30, 2024	$(115,466)	$21,862	$1,819	$(91,785)

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

Contingencies

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the U.S. Food and Drug Administration ("FDA") following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (the "2021 Warning Letter"). The 2021 Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the three and six months ended June 30, 2025, we recorded a net reversal to the provision of $2.4 million and $0.7 million, respectively, to adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of June 30, 2025, approximately $25.8 million of the $32.6 million of accrued field service corrective action recorded was related to the 2021 Warning Letter.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2015, legislation was enacted in Italy which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the Italy Medical Device Payback ("IMDP"); however, litigation proceedings are still pending and the ultimate resolution remains unknown. Recent examination of the legislation by the Italian Government has prompted potential amendments that if converted into law, could result in an opportunity for companies to settle certain historical periods (2015-2018) for less than the original assessed value. Therefore, the timing and amount of payments could ultimately differ from our current expectations (see Note 16: Accrued Liabilities for details on amounts accrued for potential payments related to the IMDP).

In April 2025, the Company received a warning letter from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility that occurred from July 23, 2024 through August 9, 2024 (the "2025 Warning letter"). The 2025 Warning Letter noted changes the Company made to the MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could affect the safety or effectiveness of these devices and therefore require new 510(k) clearance. The Company is seeking clearance for its next generation of MedFusion and CADD infusion pumps and submitted 510(k) applications to the FDA in July 2025. The Company cannot, however, give any assurances that the FDA will be satisfied with its response or its expected timing to address the matters cited in the 2025 Warning Letter. Until the matters cited in the 2025 Warning Letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. As a result, the outcome and the financial impact of the 2025 Warning Letter cannot be predicted at this time. Accordingly, no loss contingency has been recorded for the 2025 Warning Letter, and the likelihood of loss is not considered probable and reasonably estimable as of June 30, 2025.

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

The MSA described in (ii) above provides each party with mutually beneficial interests and is jointly managed by both Pfizer and ICU. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The MSA was amended on December 31, 2024 to extend the term through 2027 for certain Solutions and Abboject products and ICU’s rights and obligations relating to such Solutions products have been assigned as of January 24, 2025 to the joint venture. The terms of the MSA with Pfizer relating to ICU are immaterial. Changes to the terms of the MSA include (i) amendments to our level of supply of products to Pfizer and (ii) updates to our supply price for 2025.

Note 22: Accounts Receivable Purchase Program

On January 19, 2023, we entered into a revolving $150 million uncommitted receivables purchase agreement with Bank of The West, which was subsequently acquired by BMO Bank, N.A. ("BMO") in February 2023. This agreement provided for a less expensive form of capital. The discount rate applied to the sold receivables equals a rate per annum equal to the sum of (i) an applicable margin, plus (ii) Term SOFR for a period equal to the discount period which is calculated with respect to the payment terms of the specific receivable. The accounts receivable sold have payment terms ranging between 30 and 60 days, and are related to customer accounts with good credit history. The transfer of the purchased accounts receivable under the agreement is intended to be an absolute and irrevocable transfer constituting a true sale as the transferred receivables have been isolated beyond the reach of the Company and our creditors, even in bankruptcy or other receivership. We do not retain effective control over the sold receivables and BMO has the right upon purchase to pledge and/or exchange the transferred assets without restrictions. The Company acts as collection agent for BMO and collection services are undertaken by our accounts receivable personnel in their normal course of business and collected funds are remitted to BMO. We do not have any continuing involvement with the sold receivables other than the collection services which does not provide us with more than a trivial benefit. The discount rate has been negotiated net of consideration for the collection services, the cost of collection is immaterial to the Company; therefore, we did not separately record any related servicing assets or liabilities related to the sold receivables.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information in connection with the purchase program (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Trade receivables sold(1)	$10,009	$172,755	$10,009	$348,447
Cash received in exchange for trade receivables sold(2)	9,978	171,682	9,978	346,282
Loss on sale of receivables(3)	32	1,073	32	2,165
_______________________________
(1)    Represents carrying value of trade receivables sold to BMO.
(2)    Cash proceeds received from BMO.
(3) Reflected in other expense, net in our condensed consolidated statement of operations.

As of June 30, 2025, cash remaining to be collected on behalf of BMO was $10.0 million which has been removed from our condensed consolidated balance sheets as of June 30, 2025 and is reflected as cash provided by operating activities in the condensed consolidated statement of cash flows in each respective period. As of December 31, 2024, we were not actively utilizing the program and there were no outstanding balances to be collected on behalf of BMO.

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

On May 1, 2025, at the closing of our transaction with OPF (as defined below), we transferred certain interests, including our IV Solutions product line, to OPF. See "Disposition of our IV Solutions Business and Prepayment of a portion of our Long-term Obligations" further below for more information on this transaction.

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

Global Economic Challenges

In recent years, we have experienced, and may continue to experience, significant impacts to our business as a result of global economic challenges, resulting from, among other events, health pandemics and geopolitical conflicts which have resulted in fluctuating inflation rates, especially with respect to freight costs driven by higher fuel prices, increased cost and shortages of raw materials, supply chain disruptions, higher interest rates and volatility on foreign currency exchange rates.

2025 Events

The U.S. administration has continued to engage in trade discussions and impose tariffs on imports from other countries. Certain of these tariffs have been subsequently paused or modified, and the situation remains highly fluid. For example, most recently, on July 31, 2025, the U.S. announced that the 10% baseline reciprocal tariff on imports from all countries would be raised to 15% for certain countries, including Costa Rica.

A meaningful portion of our global revenues are from products manufactured in our Costa Rica and Mexico manufacturing facilities and imported into the U.S. Currently the majority of products manufactured in our Mexico facilities are exempted from tariffs under the United States-Mexico-Canada Agreement ("USMCA"). If, however, the USMCA exemptions were eliminated in the future, our tariff expense for products manufactured in Mexico would increase substantially. The tariffs as currently implemented are likely to have a material impact on our business, financial condition and results of operations through the incurrence of additional costs; however, the extent to which the imposition of tariffs, possible delays and exemptions may have a material impact remains fluid. These tariffs did not significantly impact our results of operations for the three and six months ended June 30, 2025. During the second quarter of 2025, we incurred $12.3 million in tariffs, of which $8.6 million was capitalized and $3.7 million was expensed.

In June 2025, a conflict between Israel and Iran and the subsequent U.S. intervention, as well as the resulting and potentially escalating tensions in the region, caused volatility with respect to oil prices. In particular, if Iran seeks to close the Strait of Hormuz, it could create an oil supply shortage that could significantly drive up prices, increase inflation and slow economic growth.

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

Disposition of our IV Solutions Business and Prepayment of a portion of our Long-term Obligations

On April 24, 2025, pursuant to a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc. a Delaware corporation ("OPF") (described in Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements), we completed the formation of Otsuka ICU Medical LLC (the "joint venture") and transferred the assets, liabilities and operations that comprise our IV Solutions product line to the joint venture. On May 1, 2025, at the closing under the Agreement, we sold a 60% interest in the joint venture to OPF for preliminary cash consideration paid at closing of $209.5 million, comprising the estimated sales price. On May 1, 2025, we used $200.0 million of those proceeds to pay down a portion of our outstanding Term Loan A (as defined below) long-term debt.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and six months ended June 30, 2025 and 2024, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenues	100%	100%	100%	100%
Gross profit	38%	35%	36%	34%
Selling, general and administrative expenses	29%	27%	27%	27%
Research and development expenses	4%	4%	4%	4%
Restructuring, strategic transaction and integration expenses	3%	3%	3%	3%
Change in fair value of contingent earn-out	—%	—%	—%	—%
Other operating (income) expense, net	—%	—%	—%	—%
Total operating expenses	36%	34%	34%	34%
Income (loss) from operations	2%	1%	2%	—%
Interest expense, net	(4)%	(4)%	(4)%	(4)%
Other income (expense), net	—%	(1)%	—%	—%
Gain on sale of business	8%	—%	4%	—%
Income (Loss) before income taxes and equity in earnings of unconsolidated affiliates	6%	(4)%	2%	(4)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss) from consolidated companies	6%	(4)%	2%	(4)%

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

Consumables

    The following table summarizes our total Consumables revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Consumables revenue (GAAP)	$273.1	$261.8	$11.3	4.3%	$539.4	$505.9	$33.5	6.6%
Impact of foreign currency exchange rate changes	(2.5)				0.4
Consumables revenue on a constant currency basis (non-GAAP)	$270.6				$539.8
$ Change in constant currency	$8.8				$33.9
% Change in constant currency	3.4%				6.7%

Consumables revenue increased for the three and six months ended June 30, 2025, as compared to the same periods in the prior year, primarily due to new customer installations and increased demand for our Infusion Consumables and Oncology product lines.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Infusion Systems (GAAP)	$167.7	$163.7	$4.0	2.4%	$334.0	$321.0	$13.0	4.0%
Impact of foreign currency exchange rate changes	(0.5)				2.5
Infusion Systems on a constant currency basis (non-GAAP)	$167.2				$336.5
$ Change in constant currency	$3.5				$15.5
% Change in constant currency	2.1%				4.8%

Infusion Systems revenue increased for the three and six months ended June 30, 2025, as compared to the same periods in the prior year, primarily due to increased sales of LVP pump hardware and dedicated sets.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Vital Care (GAAP)	$108.0	$171.0	$(63.0)	(36.8)%	$280.2	$336.3	$(56.1)	(16.7)%
Impact of foreign currency exchange rate changes	(1.4)				—
Vital Care on a constant currency basis (non-GAAP)	$106.6				$280.2
$ Change in constant currency	$(64.4)				$(56.1)
% Change in constant currency	(37.7)%				(16.7)%

Vital Care revenue decreased for the three and six months ended June 30, 2025, as compared to the same periods in the prior year, primarily due to lower IV Solutions sales resulting from the sale of a controlling ownership interest in our IV Solutions business on May 1, 2025 (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements).

Gross Margins

    For the three and six months ended June 30, 2025, gross margins were 37.9% and 36.3%, respectively, as compared to 34.8% and 33.8% for the three and six months ended June 30, 2024, respectively. The increases in gross margin for the three and six months ended June 30, 2025, as compared to the same periods in the prior year, were primarily driven by the impact of the sale of a 60% interest of our IV Solutions business on May 1, 2025, a lower margin business. Gross margin also increased as a result of price increases, higher production levels, the impact of foreign exchange, lower supply chain costs and the realization of integration synergies. These improvements were partially offset by an increase in tariff costs.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
SG&A	$159.4	$159.5	$(0.1)	(0.1)%	$316.6	$317.2	$(0.6)	(0.2)%

SG&A expenses slightly decreased for the three months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a decrease of $2.6 million in depreciation and amortization expense, $2.4 million in compensation costs, and $1.7 million in dealer fees, which when combined with other smaller category increases, were mostly offset by an increase of $2.9 million in stock based compensation and $2.6 million in legal fees. Depreciation and amortization expense decreased primarily due to the disposal of certain assets related to the sale of a 60% interest of our IV Solutions business (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements). Compensation costs decreased primarily due to service fee income recorded in the same line as the related personnel expenses for services provided to the joint venture (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements). Dealer fees decreased due to the timing of end customer sales. Stock based compensation increased due to a change in the probability of meeting a certain earning potential related to a performance equity award. Legal fees increased due to services performed during the current year related to various legal matters.

SG&A expenses slightly decreased for the six months ended June 30, 2025, as compared to the same period in the prior year, primarily due to a decrease of $5.0 million in depreciation and amortization, $2.5 million in compensation costs, and $1.6 million in bad debt and warranty expense, which when combined with other smaller category increases, were mostly offset by an increase of $3.2 million in stock based compensation, $2.8 million in legal fees, and $2.6 million in professional services. Depreciation and amortization expense decreased primarily due to the disposal of certain assets related to the sale of a 60% interest of our IV Solutions business (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements). Compensation costs decreased primarily due to service fee income recorded in the same line as the related personnel expenses for services provided to the joint venture (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements). Bad debt expense decreased as a result of the quarterly assessment of our reserves related to our accounts receivable. Stock based compensation increased due to a change in the probability of meeting a certain earning potential related to a performance equity award. Legal fees increased due to services performed during the current year related to various legal matters. Professional services increased due to increase in audit and consulting fees.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
R&D	$21.9	$23.4	$(1.5)	(6.4)%	$45.2	$45.2	$—	—%

R&D expenses decreased for the three months ended June 30, 2025, as compared to the same period in the prior year, primarily related to lower headcount and employment expense in support of ongoing R&D projects. R&D expenses for the three months ended June 30, 2025 generally included decreased compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects. R&D expenses were flat for the six months ended June 30, 2025, as compared to the same period in the prior year.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $16.2 million and $32.9 million for the three and six months ended June 30, 2025, respectively, as compared to $17.1 million and $33.2 million for the three and six months ended June 30, 2024, respectively.

Restructuring charges

    Restructuring charges were $8.2 million and $15.0 million for the three and six months ended June 30, 2025, respectively, as compared to $7.7 million and $13.0 million for the three and six months ended June 30, 2024. The restructuring costs for the three and six months ended June 30, 2025 were primarily related to facility closure costs and severance costs. The restructuring costs for the three and six months ended June 30, 2024 were primarily related to severance costs. As of June 30, 2025, we expect to pay the majority of our outstanding restructuring charges during the next twelve months.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $8.0 million and $17.9 million for the three and six months ended June 30, 2025, respectively, as compared to $9.4 million and $20.2 million for the three and six months ended June 30, 2024. The strategic transaction and integration expenses during the three and six months ended June 30, 2025 were primarily related to ongoing consulting expenses, and employee costs incurred to integrate our Smiths Medical business acquired in 2022, and transaction costs related to the sale of a 60% interest of our IV Solutions business. The strategic transaction and integration expenses during the three and six months ended June 30, 2024 were primarily related to ongoing consulting expenses and employee costs incurred to integrate our Smiths Medical business.

Change in Fair Value of Contingent Earn-out

For the three months ended June 30, 2024, we recorded a gain of $0.3 million related to adjusting the contingent earn-out related to the Smiths Medical acquisition. The change in the fair value of the contingent earn-out for the six months ended June 30, 2024 was essentially flat. As of December 31, 2024, Smiths Medical had sold all of its ownership interest in ICU Medical shares. Smiths Medical no longer holds the shares necessary to meet the minimum beneficial ownership percentage required to earn the contingent earn-out. Accordingly, the Smiths Medical contingent earn-out was adjusted to zero during 2024.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest expense	$(23,065)	$(26,648)	$(48,328)	$(53,066)
Interest income	2,516	2,807	5,748	5,453
Interest expense, net	$(20,549)	$(23,841)	$(42,580)	$(47,613)

    Interest expense, net for the three and six months ended June 30, 2025 and 2024 primarily included the contractual interest incurred on borrowings under the Credit Agreement, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements), the impact of the interest rate swaps, and interest income. Additionally, interest expense for the three and six months ended June 30, 2025, includes the interest accretion on an unfavorable contract loss provision (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements). The interest expense component decreased for the three and six months ended June 30, 2025, as compared to the respective prior year periods, primarily due to decreases in the applicable SOFR reference rate and due to lower long-term obligation principal balances after the prepayment of $35 million on our Term Loan B in March 2025 and the prepayment of $200 million on our Term loan A in May 2025 using the proceeds from the sale of a 60% interest of our IV Solutions business.

Other Income (Expense), net

The following table presents other income (expense), net (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Foreign exchange gain (loss), net	$1,943	$(2,419)	141	(4,143)
(Loss) Gain on disposition of assets	(57)	$12	(227)	77
Other miscellaneous (expense) income, net	(68)	(977)	141	(1,659)
Other income (expense), net	$1,818	$(3,384)	$55	$(5,725)

For the three and six months ended, June 30, 2025 and 2024, the foreign exchange gains were primarily related to the weakening of the U.S. dollar relative to certain foreign currencies, most notably including the British Pound in the second quarter of 2025 and the strengthening of the U.S. dollar relative to foreign currencies, including the Mexican peso and Argentine peso in the second quarter of 2024.

Gain on Sale of Business

For the three and six months ended, June 30, 2025, the gain on the sale of business of $41.8 million comprised of the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $16.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract loss (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements).

Income Taxes

For the three and six months ended June 30, 2025 and 2024, income taxes were accrued at an estimated effective tax rate of 3% and 25%, respectively, as compared to (10)% and (8)% for the three and six months ended June 30, 2024, respectively.

The effective tax rate for the three and six months ended June 30, 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits. The effective tax rate during the three and six months ended June 30, 2025 included a tax expense of $6.1 million related to the sale of a 60% interest of our IV solutions business. Additionally, there were unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and six months ended June 30, 2025 of $5.0 million.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $2.7 million tax benefit and $3.7 million tax expense during the three and six months ended June 30, 2025, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The Company's ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

In December 2022, the European Union (EU) agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. All of the EU countries and some of the non-EU countries in which we operate have enacted or have announced plans to enact legislation to adopt Pillar Two. The Pillar Two legislation has been effective for our fiscal year beginning January 1, 2024. For fiscal year 2025, we have considered the impact of Pillar Two on our tax provision and effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries in which we operate for fiscal periods beyond 2025 as we continue to assess the impact of tax legislation in these jurisdictions.

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements as additional guidance becomes available and uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the three and six months ended June 30, 2025.

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

Equity in Earnings of Unconsolidated Affiliates

For the three and six months ended June 30, 2025, we recorded equity in earnings of unconsolidated affiliates of $2.8 million related to our 40% proportionate share of the earnings of the joint venture (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements).

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

Sources of Liquidity

Our current primary sources of liquidity are cash and cash equivalents, cash flows from our operations including access to borrowing arrangements and cash flows from our accounts receivable purchase program.

Funds generated from operations are held in cash and cash equivalents. During the six months ended June 30, 2025, our cash and cash equivalents decreased by $8.5 million from $308.6 million at December 31, 2024 to $300.0 million at June 30, 2025. This decrease was primarily due to principal payments of $47.8 million made during the first quarter of 2025 on our Term Loan B. During the second quarter of 2025, $200.0 million of the $209.5 million received in cash consideration for the sale of a 60% interest in our IV Solutions business was used to pay down a portion of our Term Loan A.

2022 Credit Agreement and Access to Capital

As discussed in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-

year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.3 billion as of June 30, 2025, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of June 30, 2025. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	B1/B1	Stable
Fitch	BB/BB+	Negative
Standard & Poor's	BB-/BB-	Negative

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we were required to maintain a Senior Secured Leverage Ratio of no more than 4.00 to 1.00 and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of June 30, 2025.

In January 2023, we entered into a receivables purchase agreement with Bank of the West, which was subsequently acquired by BMO Bank, N.A. ("BMO") in February 2023. This agreement accelerates our access to capital, which we utilize on an as needed basis (see Note 22: Accounts Receivable Purchase Program).

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations, the funds received and accessible under the Senior Secured Credit Facilities and funds received under the accounts receivable program will provide us with sufficient liquidity to finance our cash requirements for the next twelve months and the foreseeable future. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. "Risk Factors” in our 2024 Annual Report on Form 10-K for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

As of June 30, 2025, our range for estimated 2025 planned capital expenditures is $75 million to $95 million, which has been reduced from the previously disclosed $90 million to $110 million range in our 2024 Annual Report on Form 10-K due to the impact of the IV Solutions business disposal.

Contractual Obligations

Our principal commitments at June 30, 2025 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, (see Note 7: Leases to our accompanying condensed consolidated financial statements).

Long-term Debt

In January 2022, we incurred borrowings under Senior Secured Credit Facilities. The principal repayment obligations and estimated interest payments on the term loans and estimated commitment fee payments on the revolver are estimated in the table below. Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an applicable margin of 1.75% for Term Loan A and 2.50% for Term Loan B and the revolver commitment fees were estimated using the rate of 0.25%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements for pricing grids related to the Senior Secured Credit Facilities).

We expect to fund these capital expenditures and contractual obligations with our existing cash and cash equivalents and cash generated from our future operations. During the second quarter of 2025 we used $200.0 million of the $209.5 million in proceeds received from the sale of a 60% interest of our IV Solutions business to prepay Term Loan A principal payments. In the first quarter of 2025 we prepaid $35.0 million in Term Loan B principal payments. Due to these prepayments, there are no principal payments due on Term Loan A until 2027 or on Term Loan B until 2029.

	(in millions)
	Remainder of 2025	2026	2027	2028	2029
Term Loan A Principal Payments	$—	$—	$559.7	$—	$—
Term Loan A Interest Payments	17.7	30.7	0.5	—	—
Term Loan B Principal Payments	—	—	—	—	789.5
Term Loan B Interest Payments	28.0	47.8	44.3	44.4	0.7
Revolver Commitment Fee	0.6	1.3	—	—	—
	$46.3	$79.8	$604.5	$44.4	$790.2

Other Future Capital Investments

Other future capital investments include restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, which includes acquired field action liabilities. As of June 30, 2025, there have been no material changes to our range of $90 million to $110 million for estimated 2025 other future capital investments previously disclosed in our 2024 Annual Report on Form 10-K.

Contingent Payments

In 2015, legislation was enacted in Italy, which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the Italy Medical Device Payback ("IMDP"); however, litigation proceedings are still pending and the ultimate resolution remains unknown. As of June 30, 2025, we have accrued $29.3 million for potential payments related to the IMDP, which is classified within our accrued liabilities; however, recent examination of the legislation by the Italian Government has prompted potential amendments that if converted into law, could result in an opportunity for companies to settle certain historical periods (2015-2018) for less than the original assessed value. Therefore, the timing and amount of payments could ultimately differ from our current expectations.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the six months ended June 30, 2025 was $62.5 million. The changes in operating assets and liabilities included a $16.7 million decrease in accounts receivable and a $14.4 million increase in accounts payable. Offsetting these amounts was a $29.2 million increase in inventories, a $9.2 million increase in prepaid expenses and other current assets, a $5.7 million increase in other assets, $19.8 million decrease in accrued liabilities, and $28.1 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with BMO (see Note 22: Accounts Receivable Purchase Program) and the amount and timing of revenues. The increase in accounts payable was due to the timing of payments. The increase in inventory was primarily to build inventory safety stock levels and the impact of the capitalization of tariffs in our accounting. The increase in prepaid expenses and other current assets was primarily due to an increase in the payment of miscellaneous prepaid invoices. The increase in other assets was due to the purchase of spare parts. The decrease in accrued liabilities was primarily due to payout of annual bonuses and operating lease payments. The net changes in income taxes was a result of the timing of payments.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Six months ended June 30,
	2025	2024	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(34,317)	$(35,382)	$1,065	(1)
Proceeds from sale of business	209,464	—	$209,464	(2)
Proceeds from sale of assets	42	692	(650)
Intangible asset additions	(4,541)	(5,364)	823
Proceeds from sale of investment securities	—	500	(500)	(3)
Net cash provided by (used in) investing activities	$170,648	$(39,554)	$210,202
_______________________________
(1) Our purchases of property, plant and equipment may vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2)    In 2025, we sold a 60% ownership interest in our IV Solutions business to OPF, see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements.
(3) Proceeds from the sale of our investment securities may vary from period to period based on the maturity dates of the investments.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Six months ended June 30,
	2025	2024	Change
Financing Cash Flows:
Principal payments on long-term debt	$(247,750)	$(25,500)	$(222,250)	(1)
Proceeds from exercise of stock options	5,972	3,074	2,898	(2)
Payments on finance leases	(885)	(518)	(367)
Payment of contingent earn-out liability	—	(2,600)	2,600	(3)
Tax withholding payments related to net share settlement of equity awards	(8,688)	(11,685)	2,997	(4)
Net cash used in financing activities	$(251,351)	$(37,229)	$(214,122)
_______________________________
(1)    Relates to scheduled principal payments and prepayments on the Senior Secured Credit Facilities. In March 2025, we prepaid $35.0 million on our Term Loan B and in May 2025 we used $200.0 million received from the sale of a 60% interest in our IV Solutions business to pay down a portion of our Term Loan A.
(2)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(3)    During the first quarter of 2024, we paid $3.4 million in cash related to the settlement of a contingent earn-out to one of our international distributors. Of the $3.4 million, the amount recorded as the acquisition date fair value, which is considered financing cash flows, was $2.6 million (see Note 10: Fair Value Measurements).
(4)    During the six months ended June 30, 2025, our employees surrendered 61,066 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.7 million in minimum statutory withholding obligations paid on their behalf. During the six months ended June 30, 2024, our employees surrendered 112,876 shares of our common stock from vested restricted stock unit awards as consideration for approximately $11.7 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of June 30, 2025, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements).

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an applicable margin of 1.75% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.50%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from June 30, 2025, the additional annual interest expense or savings related to the term loans would amount to approximately $13.5 million.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027 and we will pay a fixed rate of 1.32% and will receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026 and we will pay a fixed rate of 1.17% and will receive the greater of 3-month USD SOFR or 0.35%. In June 2023, we entered into an additional swap with a notional amount of $300.0 million with a maturity date of June 30, 2028 and we will pay a fixed rate of 3.8765% starting on June 30, 2023 and receive 3-month USD SOFR. See Note 9: Derivatives and Hedging Activities to our accompanying condensed consolidated financial statements.

Accounts Receivable Purchase Program

Our accounts receivable purchase program with BMO bears discount rates tied to SOFR. These variable discount rates would affect the amount of factoring costs we incur, and the amount of cash we receive upon the sales of accounts receivable under this program. A 1% change in SOFR rates on the accounts receivable sales would not have a material impact on our results of operations (see Note 22: Accounts Receivable Purchase Program to our accompanying condensed consolidated financial statements).

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally U.S. Dollar, Euros, Mexican Pesos, Czech Koruna, Japanese Yen, Swedish Krona, Danish Krone, Canadian Dollar, Australian Dollar, and Chinese Renminbi) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 9: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At June 30, 2025, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies would result in an estimated increase in the fair value of these outstanding derivative contracts by approximately $2.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The imposition of tariffs by the U.S. government and retaliatory tariffs imposed by other foreign governments is expected to increase our costs. Where possible, we may address increasing supply chain costs in pricing; however, we operate to a large extent under long-term contracts whereby pricing is fixed for a set period of time. The tariffs as currently implemented are likely to have a material impact on our business, financial condition and results of operations; however, the extent to which the imposition of tariffs, possible delays and exemptions may have a material impact remains fluid.

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

The U.S. administration has continued to engage in trade discussions and impose tariffs on imports from other countries. Certain of these tariffs have been subsequently paused or modified, and the situation remains highly fluid. For example, most recently, on July 31, 2025, the U.S. announced that the 10% baseline reciprocal tariff on imports from all countries would be raised to 15% for certain countries, including Costa Rica. As to the majority of products manufactured in our Mexico facilities, these are currently exempted from tariffs under the United States-Mexico-Canada Agreement ("USMCA"). If, however, the USMCA exemptions were eliminated in the future, our tariff expense for products manufactured in Mexico would increase substantially.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the second quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
04/01/2025 — 04/30/2025	—	$—	—	$100,000,000
05/01/2025 — 05/31/2025	—	$—	—	$100,000,000
06/01/2025— 06/30/2025	—	$—	—	$100,000,000
Second quarter of 2025 total	—	$—	—	$100,000,000
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

Item 5. Other Information

(a)    None.
(b)    None.

(c)    During the three months ended June 30, 2025, none of the Company's directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.3	Purchase Agreement, dated November 12, 2024, by and between ICU Medical, Inc., a Delaware corporation, ICU Medical Sales, Inc., a Delaware corporation and Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation. Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, filed on November 12, 2024 (File No. 001-34634)
3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-34634).
3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on November 3, 2023 (File No. 001-34634).
10.1	Third Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed on May 14, 2025 (File No. 001-34634).
10.2†	Amended and Restated Operating Agreement of Otsuka ICU Medical LLC	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.
† Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	August 7, 2025
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)