Form 10-Q
period 2025-09-30
ICU MEDICAL INC/DE
filed 2025-11-06
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2025
Common	24,686,660

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2025

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: our future results of operations and financial position, business strategy and approach; our expected use of proceeds from the New Credit Facilities (as defined below); the anticipated benefits and costs associated with our purchase agreement with OPF (as defined below); expected capital expenditures; anticipated consumer demand; supply chain constraints; timing and resolution of the 2025 Warning Letter (as defined below); the expected impact of macroeconomic developments, such as foreign exchange, inflation and interest rates, and new accounting and tax regulations; tariffs; the impact of the One Big Beautiful Bill Act (the "OBBBA"); as well as plans and objectives of management for future operations, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	September 30, 2025	December 31, 2024
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$299,732	$308,566
Accounts receivable, net of allowance for doubtful accounts $12,802 at September 30, 2025 and $12,977 at December 31, 2024	191,541	182,828
Inventories	622,443	584,676
Prepaid expenses and other current assets	93,574	81,531
Assets held for sale	—	284,382
TOTAL CURRENT ASSETS	1,207,290	1,441,983

PROPERTY, PLANT AND EQUIPMENT, net	455,967	442,746
OPERATING LEASE RIGHT-OF-USE ASSETS	56,598	53,295
GOODWILL	1,498,767	1,432,772
INTANGIBLE ASSETS, net	664,827	740,789
DEFERRED INCOME TAXES	23,976	24,211
OTHER ASSETS	61,385	65,097
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	134,086	3,038
TOTAL ASSETS	$4,102,896	$4,203,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$171,752	$148,020
Accrued liabilities	316,103	306,923
Current portion of long-term debt	—	51,000
Income tax payable	5,045	17,328
Liabilities held for sale	—	32,911
TOTAL CURRENT LIABILITIES	492,900	556,182

LONG-TERM DEBT	1,313,931	1,531,858
OTHER LONG-TERM LIABILITIES	93,558	66,745
DEFERRED INCOME TAXES	41,371	48,814
INCOME TAX LIABILITY	33,886	35,097
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 24,686 shares at September 30, 2025 and 24,518 shares at December 31, 2024; and outstanding — 24,686 shares at September 30, 2025 and 24,517 shares at December 31, 2024	2,469	2,452
Additional paid-in capital	1,451,146	1,412,118
Treasury stock, at cost (99 shares at September 30, 2025 and 571 shares at December 31, 2024)	(12)	(92)
Retained earnings	706,624	690,158
Accumulated other comprehensive loss	(32,977)	(139,401)
TOTAL STOCKHOLDERS' EQUITY	2,127,250	1,965,235
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,102,896	$4,203,931
______________________________________________________
(1) December 31, 2024 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
TOTAL REVENUES	$536,990	$589,131	$1,690,558	$1,752,241
COST OF GOODS SOLD	336,109	384,279	1,071,504	1,154,717
GROSS PROFIT	200,881	204,852	619,054	597,524
OPERATING EXPENSES:
Selling, general and administrative	152,773	162,707	469,398	479,913
Research and development	21,251	21,028	66,409	66,260
Restructuring, strategic transaction and integration	13,138	16,828	46,053	50,069
Change in fair value of contingent earn-out	—	(3,947)	—	(3,991)
TOTAL OPERATING EXPENSES	187,162	196,616	581,860	592,251
INCOME FROM OPERATIONS	13,719	8,236	37,194	5,273
INTEREST EXPENSE, NET	(19,808)	(24,683)	(62,388)	(72,296)
OTHER INCOME (EXPENSE), NET	607	(1,481)	662	(7,206)
GAIN ON SALE OF BUSINESS	2,969	—	44,792	—
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN (LOSSES) EARNINGS OF UNCONSOLIDATED AFFILIATES	(2,513)	(17,928)	20,260	(74,229)
BENEFIT (PROVISION) FOR INCOME TAXES	658	(15,055)	(5,090)	(19,631)
NET (LOSS) INCOME FROM CONSOLIDATED COMPANIES	(1,855)	(32,983)	15,170	(93,860)
EQUITY IN (LOSSES) EARNINGS OF UNCONSOLIDATED AFFILIATES	(1,541)	—	1,296	—
NET(LOSS) INCOME	$(3,396)	$(32,983)	$16,466	$(93,860)
NET (LOSS) INCOME PER SHARE
Basic	$(0.14)	$(1.35)	$0.67	$(3.85)
Diluted	$(0.14)	$(1.35)	$0.66	$(3.85)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,686	24,438	24,624	24,353
Diluted	24,686	24,438	24,783	24,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
NET(LOSS) INCOME	$(3,396)	$(32,983)	$16,466	$(93,860)
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of tax of $0 and $6,428 for the three months ended September 30, 2025 and 2024, respectively, and $(2,247) and $6,453 for the nine months ended September 30, 2025 and 2024, respectively.	4,185	(20,232)	(10,515)	(20,254)
Foreign currency translation adjustment, net of tax of $0 for all periods	(4,520)	49,581	116,939	10,899
Other comprehensive (loss) income, net of tax	(335)	29,349	106,424	(9,355)
COMPREHENSIVE (LOSS) INCOME	$(3,731)	$(3,634)	$122,890	$(103,215)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2025	24,518	$2,452	$1,412,118	$(92)	$690,158	$(139,401)	$1,965,235
Issuance of restricted stock and exercise of stock options	152	9	(8,299)	8,423	—	—	133
Tax withholding payments related to net share settlement of equity awards	(59)	—	—	(8,391)	—	—	(8,391)
Stock compensation	—	—	12,179	—	—	—	12,179
Other comprehensive income, net of tax	—	—	3	—	—	34,006	34,009
Net loss	—	—	—	—	(15,476)	—	(15,476)
Balance, March 31, 2025	24,611	$2,461	$1,416,001	$(60)	$674,682	$(105,395)	$1,987,689
Issuance of restricted stock and exercise of stock options	77	8	5,480	351	—	—	5,839
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(297)	—	—	(297)
Stock compensation	—	—	14,457	—	—	—	14,457
Other comprehensive income, net of tax	—	—	(3)	—	—	72,753	72,750
Net income	—	—	—	—	35,338	—	35,338
Balance, June 30, 2025	24,686	$2,469	$1,435,935	$(6)	$710,020	$(32,642)	$2,115,776
Issuance of restricted stock and exercise of stock options	—	—	(25)	25	—	—	—
Tax withholding payments related to net share settlement of equity awards	—	—	—	(31)	—	—	(31)
Stock compensation	—	—	15,243	—	—	—	15,243
Other comprehensive income, net of tax	—	—	(7)	—	—	(335)	(342)
Net loss	—	—	—	—	(3,396)	—	(3,396)
Balance, September 30, 2025	24,686	$2,469	$1,451,146	$(12)	$706,624	$(32,977)	$2,127,250

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2024	24,144	$2,414	$1,366,493	$(262)	$807,846	$(53,081)	$2,123,410
Issuance of restricted stock and exercise of stock options	378	27	(6,847)	6,970	—	—	150
Tax withholding payments related to net share settlement of equity awards	(110)	—	—	(11,400)	—	—	(11,400)
Stock compensation	—	—	11,598	—	—	—	11,598
Other comprehensive loss, net of tax	—	—	—	—	—	(16,457)	(16,457)
Net loss	—	—	—	—	(39,471)	—	(39,471)
Balance, March 31, 2024	24,412	$2,441	$1,371,244	$(4,692)	$768,375	$(69,538)	$2,067,830
Issuance of restricted stock and exercise of stock options	21	2	(1,537)	4,459	—	—	2,924
Tax withholding payments related to net share settlement of equity awards	(3)	—	—	(285)	—	—	(285)
Stock compensation	—	—	10,998	—	—	—	10,998
Other comprehensive loss, net of tax	—	—	(2)	—	—	(22,247)	(22,249)
Net loss	—	—	—	—	(21,406)	—	(21,406)
Balance, June 30, 2024	24,430	$2,443	$1,380,703	$(518)	$746,969	$(91,785)	$2,037,812
Issuance of restricted stock and exercise of stock options	32	3	2,314	492	—	—	2,809
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(182)	—	—	(182)
Stock compensation	—	—	11,770	—	—	—	11,770
Other comprehensive income, net of tax	—	—	12	—	—	29,349	29,361
Net loss	—	—	—	—	(32,983)	—	(32,983)
Balance, September 30, 2024	24,461	$2,446	$1,394,799	$(208)	$713,986	$(62,436)	$2,048,587

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,466	$(93,860)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149,912	166,519
Noncash lease expense	13,739	16,008
Stock compensation	41,879	34,366
Loss on disposal of property, plant and equipment and other assets	3,211	184
Debt issuance costs amortization	5,112	5,111
Change in fair value of contingent earn-out liability	—	(3,991)
Undistributed equity in earnings of unconsolidated affiliates	(1,296)	—
Net gain on sale of business	(44,792)	—
Other	18,217	24,403
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	3,943	(11,517)
Inventories	(36,213)	9,416
Prepaid expenses and other current assets	(4,721)	(11,188)
Other assets	(7,149)	(17,540)
Accounts payable	23,328	21,086
Accrued liabilities	(28,887)	20,484
Income taxes, including excess tax benefits and deferred income taxes	(33,501)	4,360
Net cash provided by operating activities	119,248	163,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(63,397)	(55,292)
Proceeds from sale of business	211,185	—
Proceeds from sale of assets	42	695
Intangible asset additions	(7,210)	(8,317)
Proceeds from sale and maturities of investment securities	—	500
Net cash provided by (used in) investing activities	140,620	(62,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(272,750)	(38,250)
Proceeds from exercise of stock options	5,972	5,883
Payments on finance leases	(1,543)	(775)
Payments of contingent earn-out liability	—	(2,600)
Tax withholding payments related to net share settlement of equity awards	(8,719)	(11,867)
Net cash used in financing activities	(277,040)	(47,609)
Effect of exchange rate changes on cash	8,338	4,472
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,834)	58,290
CASH AND CASH EQUIVALENTS, beginning of period	308,566	254,222
CASH AND CASH EQUIVALENTS, end of period	$299,732	$312,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Nine months ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchases of property, plant, and equipment in accounts payable	$5,544	$4,022

Equity method investment - noncash (see Note 4)	$129,851

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

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. On the condensed consolidated balance sheet, we combined prepaid income taxes with the "prepaid expenses and other current assets" line item. On the condensed consolidated statement of cash flows, we combined provision for doubtful accounts, provision for warranty, returns and field action, and usage of spare parts with the "other" line item. In Note 12: Prepaid Expenses and Other Current Assets we combined deferred tax charge, foreign exchange contracts, and VAT/GST receivable with the "other" line item. In Note 16: Accrued Liabilities we combined operating lease liability, restructuring accrual, accrued sales taxes and other taxes, accrued freight, accrued audit and professional services, distribution fees, warranties and returns, legal accrual, defined benefit plan, foreign exchange forward contracts, and accrued interest with the "other" line item. These reclassifications had no impact on the reported results of operations.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update expand disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid information. The update was effective for annual periods beginning after December 15, 2024 and is applicable to our Annual Report on Form 10-K for the fiscal year December 31, 2025, with early application permitted. We are currently assessing the effect of this update on the Company's consolidated financial statements and related disclosures.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us during the nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in our 2024 Annual Report on Form 10-K.

Note 3: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $13.1 million and $46.1 million for the three and nine months ended September 30, 2025, respectively, as compared to $16.8 million and $50.1 million for the three and nine months ended September 30, 2024, respectively.

Restructuring

    During the three and nine months ended September 30, 2025 restructuring charges were $6.2 million and $21.2 million, respectively, as compared to $3.6 million and $16.6 million for the three and nine months ended September 30, 2024, respectively, and were primarily related to facility closure costs and severance costs.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the three and nine months ended September 30, 2025 (in thousands), which is included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

	Employee & Related Costs	Facility & Other Closure Costs	Total
Accrued balance, January 1, 2025	$9,538	$407	$9,945
Charges incurred	2,401	4,397	6,798
Payments	(3,482)	(2,905)	(6,387)
Other(1)	(900)	—	(900)
Currency translation	155	14	169
Accrued balance, March 31, 2025	$7,712	$1,913	$9,625
Charges incurred	4,289	3,934	8,223
Payments	(3,930)	(2,538)	(6,468)
Currency translation	287	95	382
Accrued balance, June 30, 2025	$8,358	$3,404	$11,762
Charges incurred	2,901	3,267	6,168
Payments	(3,409)	(3,389)	(6,798)
Currency translation	41	(26)	15
Accrued balance, September 30, 2025	$7,891	$3,256	$11,147
__________________________
(1) Relates to prior year accrued restructuring charges for estimated severances costs that were reclassed to other accounts during the three months ended March 31, 2025.

Strategic Transaction and Integration Expenses

    We incurred and expensed $6.9 million and $24.9 million in strategic transaction and integration expenses during the three and nine months ended September 30, 2025, respectively, as compared to $13.2 million and $33.5 million in strategic transaction and integration expenses during the three and nine months ended September 30, 2024, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and nine months ended September 30, 2025 and 2024 were primarily related to ongoing consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The nine months ended September 30, 2025 also included transaction costs related to the sale of a 60% ownership in our IV Solutions business in the second quarter of 2025.

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

Cash proceeds received from the sale, subject to conventional purchase price adjustments, were $211.2 million. We also are entitled to contingent consideration if the joint venture exceeds planned revenues or gross margin for the year ended December 31, 2026. Additionally, we have agreed to provide commercial, logistics, administrative, and other services, including continuing to provide certain manufacturing services for component parts for a period of up to five years from transaction close (see below table). Certain logistic and warehouse costs incurred on behalf of and reimbursed by the joint venture are pass-through expenses and net to zero within cost of goods sold in the condensed consolidated statement of operations. Other services are provided in exchange for fixed fee arrangements or reimbursement of our costs, depending on the respective terms of service negotiated. Fees charged for the services are recorded as reductions to the costs incurred to provide such services in the condensed consolidated statement of operations. Those services provided under fixed price arrangements were determined to be at less than fair value and, as such, we recognized an unfavorable contract liability of $20.2 million to account for the difference between the fair value of services to be provided and the estimated cost of providing such services over the five years from transaction close. The unfavorable contract liability is presented within other liabilities in our condensed consolidated balance sheet, with the current portion included in accrued liabilities. This liability is being released to our condensed consolidated statement of operations as reduction to the costs incurred to provide the respective services within selling, general and administrative expenses.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
For the three and nine months ended September 30, 2025, we recognized $3.2 million and $5.3 million, respectively, in fixed and variable service fees related to reimbursed expenses under the various transition service agreements and $1.0 million and $1.8 million, respectively, related to the release of the unfavorable contract liability. The fees, reimbursements and release of unfavorable contract liability serve to reduce the same line items as their respective incurred expenses within cost of goods sold or selling, general, and administrative expenses in our condensed consolidated statement of operations.

Fair value for our retained 40% ownership interest was determined using a market approach based on the proceeds received from OPF for its 60% controlling ownership interest. Fair value for services was estimated using a market approach based on observable margins for comparable services and the difference between the fair value of services and the estimated cost to provide the services through the term of the services agreement was discounted using our effective borrowing rate.

The combined effect of the transaction was a gain of $44.8 million, comprising the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $19.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract liability recorded upon disposition. The gain is presented as a separate line item in our condensed consolidated statement of operations. No gain related to contingent consideration was recorded. We will record such gain, if any, if and when the measurement period has ended and we have concluded that a payment will be received.

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

The following table presents condensed consolidated financial statement data resulting from transactions with the joint venture (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2025	2025
Condensed consolidated statement of operations:
Manufacturing services agreement revenue	$3,632	$7,145
Manufacturing services agreement cost of goods sold	$3,428	$6,529

Service fees - Otsuka ICU Medical LLC (cost of goods sold)	$311	$428
Service fees - Otsuka ICU Medical LLC (selling, general & administrative)	$2,843	$4,917

Equity in (losses) earnings of unconsolidated affiliates	$(1,541)	$1,296
The joint venture is a pass-through entity for income tax purposes and, as such, does not record income tax at the entity level. We record our equity in (losses) earnings of unconsolidated affiliates before any related income tax recognized as a separate line item in our condensed consolidated statements of operations. Income taxes on our share of the joint venture's earnings are included within provision for income taxes in our condensed consolidated statements of operations.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
As of September 30, 2025, a $0.5 million related-party receivable to the joint venture was included within prepaid expenses and other current assets in our condensed consolidated balance sheet.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product line	2025	2024	2025	2024
Consumables	$285,089	$264,875	$824,448	$770,730
Infusion Systems	173,909	159,769	507,905	480,745
Vital Care	77,992	164,487	358,205	500,766
Total Revenues	$536,990	$589,131	$1,690,558	$1,752,241

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Geography	2025	2024	2025	2024
United States	$307,131	$369,515	$1,030,808	$1,118,810
Europe, the Middle East and Africa	115,092	101,710	309,839	295,409
APAC	57,477	60,288	175,292	173,365
Other Foreign	57,290	57,618	174,619	164,657
Total Revenues	$536,990	$589,131	$1,690,558	$1,752,241

Contract Balances

    The following table presents the changes in our contract balances for the nine months ended September 30, 2025 and 2024 (in thousands), which are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Contract Liabilities
Beginning balance, January 1, 2025	$39,403
Equipment revenue recognized	(46,677)
Equipment revenue deferred due to implementation	51,563
Software revenue recognized	(8,758)
Software revenue deferred due to implementation	4,293
Government grant income recognized(1)	(1,545)
Other deferred revenue recognized	(1,712)
Other deferred revenue	646
Ending balance, September 30, 2025	$37,213

Beginning balance, January 1, 2024	$42,177
Equipment revenue recognized	(41,392)
Equipment revenue deferred due to implementation	38,825
Software revenue recognized	(23,591)
Software revenue deferred due to implementation	24,559
Government grant income recognized(1)	(1,551)
Other deferred revenue recognized	(2,562)
Other deferred revenue	503
Ending balance, September 30, 2024	$36,968
____________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of September 30, 2025, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in thousands)	< 12 Months	> 12 Months
Equipment deferred revenue	$20,341	$403
Software deferred revenue	5,884	2,072
Government grant deferred income(1)	2,064	5,798
Other deferred revenue(2)	611	40
Total	$28,900	$8,313
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

Our chief executive officer is our CODM. Our CODM uses net profit (loss) to manage our business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Our segment performance is monitored and resource allocation is determined during the consolidated annual budget/forecast processes. The measure of segment assets is reported on the consolidated balance sheets as total assets. Expenditures for additions to long-lived assets were $31.7 million and $70.6 million for the three and nine months ended September 30, 2025 and $22.9 million and $63.6 million for the three and nine months ended September 30, 2024, respectively.

The following table presents information about our segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUES	$536,990	$589,131	$1,690,558	$1,752,241
Less:
Standard COGS(1)	230,728	296,622	773,952	878,052
Quality remediation/recall(2)	13,797	7,737	29,483	19,159
Other COGS(3)	91,584	79,920	268,069	257,506
Selling, general and administrative	152,773	162,707	469,398	479,913
Research and development	21,251	21,028	66,409	66,260
Restructuring and integration	13,138	16,828	46,053	50,069
Other segment items(4)	(5,997)	(5,070)	(53,623)	(4,842)
Interest expense	22,229	27,287	70,557	80,353
Income tax provision	(658)	15,055	5,090	19,631
Equity in losses (earnings) of unconsolidated affiliates	1,541	—	(1,296)	—
Consolidated net income (loss)	$(3,396)	$(32,983)	$16,466	$(93,860)
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

Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to end customers. The manufacturers and distributors, in turn, sell our products to healthcare providers. For the three and nine months ended September 30, 2025, our consolidated worldwide net sales to a single distributor were 17%, and 17%, respectively, and for the three and nine months ended September 30, 2024, were 18% and 17%.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Geographic Information

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of
	September 30, 2025	December 31, 2024
Costa Rica	163,685	156,149
Mexico	122,523	111,043
Other LATAM	67,330	55,451
Canada	1,903	5,284
Italy	34,979	29,124
Spain	20,048	17,141
Czech Republic	13,928	11,909
Other Europe	11,563	11,445
APAC	28,803	27,550
Total Foreign	$464,762	$425,096
United States*	626,827	610,547
Worldwide Total	$1,091,589	$1,035,643
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

The following table presents the components of our lease cost (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$4,648	$5,786	$14,778	$17,239
Finance lease cost — interest	136	45	296	126
Finance lease cost — reduction of ROU asset	617	292	1,429	847
Short-term lease cost	—	3	7	3
Total lease cost	$5,401	$6,126	$16,510	$18,215

Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,531	$19,175
Operating cash flows from finance leases	$296	$126

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,195	$10,340
Finance leases	$3,728	$1,257

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of
	September 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$56,598	$53,295

Accrued liabilities	$13,552	$15,695
Other long-term liabilities	46,624	40,777
Total operating lease liabilities	$60,176	$56,472

Weighted-Average Remaining Lease Term
Operating leases	6.4 years	5.8 years

Weighted-Average Discount Rate
Operating leases	5.34%	4.90%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	As of
	September 30, 2025	December 31, 2024
Finance leases
Finance lease right-of-use assets	$5,804	$3,259

Accrued liabilities	$2,024	$1,066
Other long-term liabilities	3,987	2,332
Total finance lease liabilities	$6,011	$3,398

Weighted-Average Remaining Lease Term
Finance leases	3.2 years	3.5 years

Weighted-Average Discount Rate
Finance leases	6.24%	5.63%

As of September 30, 2025, the maturities of our operating and finance lease liabilities for each of the next five years and thereafter are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$4,251	$595
2026	15,530	2,298
2027	12,382	1,905
2028	9,671	1,369
2029	7,804	394
2030	4,628	52
Thereafter	16,542	—
Total Lease Payments	70,808	6,613
Less imputed interest	(10,632)	(602)
Total	$60,176	$6,011

Note 8:    Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period plus dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. A net loss for the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2024 causes all of the potentially dilutive common shares to be antidilutive and, accordingly, they were not included in the computation of diluted earnings per share, and basic and diluted net loss per share are equal for each of these periods.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(3,396)	$(32,983)	$16,466	$(93,860)

Weighted-average number of common shares outstanding (basic)	24,686	24,438	24,624	24,353
Dilutive securities(1)	—	—	159	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,686	24,438	24,783	24,353
EPS — basic	$(0.14)	$(1.35)	0.67	$(3.85)
EPS — diluted	$(0.14)	$(1.35)	0.66	$(3.85)

Total anti-dilutive stock options and restricted stock awards	41	89	40	112
_______________________________
(1)    Due to the net loss for the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2024, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros ("EUR"), Czech Koruna ("CZK"), Japanese Yen ("JPY"), Swedish Krona ("SEK"), Danish Krone ("DKK"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately nine months. The total notional amount of these outstanding derivative contracts as of September 30, 2025 was $112.2 million, which included the notional equivalent of $15.7 million in CAD, $44.5 million in EUR, $22.7 million in MXN, $10.2 million in JPY, $7.8 million in USD, $6.4 million in AUD and $4.9 million in other foreign currencies, with terms currently through January 2027.

Floating Interest Rate Risk

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 18: Long-Term Debt). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis excluding its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and will receive the greater of 3-months USD Secured Overnight Financing Rate ("SOFR") or (0.15)%. The total notional amount of this outstanding derivative as of September 30, 2025 was approximately $189.5 million. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We pay a fixed rate of 1.17% and will receive the greater of 3-months USD SOFR or 0.35%. The total notional amount of this outstanding derivative as of September 30, 2025 was approximately $93.8 million.

In June 2023, we entered into an additional interest rate swap that hedges both term loan A and term loan B interest payments. The total notional amount of the swap is $300.0 million. The hedge matures on June 30, 2028. We pay a fixed rate of 3.88% and will receive 3-months USD SOFR.

These swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of September 30, 2025
Prepaid expenses and other current assets	$3,400	$3,977	$7,377
Other assets	28	—	28
Total assets	$3,428	$3,977	$7,405

Accrued liabilities	$1,265	$—	$1,265
Other long-term liabilities	23	2,384	2,407
Total liabilities	$1,288	$2,384	$3,672

As of December 31, 2024
Prepaid expenses and other current assets	$6,716	$11,038	$17,754
Other assets	—	5,724	5,724
Total assets	$6,716	$16,762	$23,478

Accrued liabilities	$7,391	$—	$7,391
Total liabilities	$7,391	$—	$7,391

We recognized the following (losses) gains on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net loss (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	(Losses) Gains Recognized in Other Comprehensive Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$858	$(5,713)	$2,515	$(4,738)
Interest rate swaps	6,885	(14,030)	(5,181)	3,874
Total derivatives designated as cash flow hedging instruments	$7,743	$(19,743)	$(2,666)	$(864)

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

	Gains (Losses) Reclassified From Accumulated Other Comprehensive Income (Loss) into Income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gains (Losses) Recognized in Net Loss	2025	2024	2025	2024
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$(79)	$740	$794	$2,073
Foreign exchange forward contracts	Cost of goods sold	722	(843)	(685)	1,497
Interest rate swaps	Interest expense	2,915	7,020	9,987	22,273
Total derivatives designated as cash flow hedging instruments		$3,558	$6,917	$10,096	$25,843

As of September 30, 2025, we expect an estimated $2.1 million in deferred gains on the outstanding foreign exchange contracts and an estimated $4.1 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Fair value measurements as of September 30, 2025
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$3,400	$—	$3,400	$—
Other assets	28	—	28	—
Interest rate contracts:
Prepaid expenses and other current assets	3,977	—	3,977	—
Total Assets	$7,405	$—	$7,405	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$1,265	$—	$1,265	$—
Other long-term liabilities	23	—	23	—
Interest rate contracts:
Other long-term liabilities	2,384	—	2,384	—
Total Liabilities	$3,672	$—	$3,672	$—

	Fair value measurements as of December 31, 2024
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$6,716	$—	$6,716	$—
Interest rate contracts:
Prepaid expenses and other current assets	11,038	—	11,038	—
Other assets	5,724	—	5,724	—
Total Assets	$23,478	$—	$23,478	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$7,391	$—	$7,391	$—
Total Liabilities	$7,391	$—	$7,391	$—

Nonrecurring Fair Value Measurements

We measure certain items on a nonrecurring basis due to particular circumstances or when specific transactions occur such as a retained investment resulting from a partial sale. On May 1, 2025, we measured our retained equity method investment in Otsuka ICU Medical LLC (see Note 11: Investment Securities) at fair value in connection to the sale of a 60%

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
interest of our IV Solutions business (see Note 4: Assets Held for Sale and Disposal of Business). The fair value was estimated using a market-based approach and is classified as a Level 3 fair value measurement.

Note 11: Investment Securities

Investments in Non-Marketable Equity Securities

Investments in Unconsolidated Affiliates

We hold equity method investments in certain entities. We apply the equity method of accounting for investments in unconsolidated affiliates when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investments are reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. For our other equity method investment, we report our proportionate share of the investee's income or (loss) resulting from this investment in other income, net in our condensed consolidated statements of operations. We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable.

On April 24, 2025, the Company completed the formation of the Otsuka ICU Medical LLC (“joint venture”) and transferred the assets, liabilities and operations that comprise the IV Solutions business to the joint venture. Pursuant to the agreement, we sold 60% of our IV Solutions business to OPF and the Company retained 40% ownership interest in the business. The initial investment, which includes a step up in basis on the retained 40% interest of $19.4 million, was recorded in the amount of $129.9 million. As provided under the joint venture's Operating Agreement, each of OPF and the ICU Medical Entities have been granted certain exclusive call and put options, respectively, with respect to the ICU Medical Entities' remaining ownership interest in the joint venture. Such options are exercisable at certain specified dates and for such amounts as are set forth in the Operating Agreement beginning five years after the transaction closing. If exercised, they could effectively eliminate the Company’s ownership interest. See Note 4: Assets Held for Sale and Disposal of Business for more information.

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

Our investment in unconsolidated affiliates consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Otsuka ICU Medical LLC	$131,147	$—
Other equity method investment	2,939	3,038
	$134,086	$3,038

Our recorded share of our investees' (loss) income was $(1.6) million and $1.2 million for the three and nine months ended September 30, 2025, respectively. There were no such balances in 2024. We did not receive any dividend distributions from these investments during the three and nine months ended September 30, 2025 and 2024.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Note 12:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Other prepaid expenses and receivables*	$25,691	$17,312
Deferred costs	11,488	9,060
Prepaid insurance and property taxes*	3,024	10,284
Interest rate contracts**	3,977	11,038
Prepaid income taxes	26,311	11,244
Other*	23,083	22,593
	$93,574	$81,531
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

Inventories consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Raw materials	$293,690	$265,275
Work in process	44,401	37,528
Finished goods	284,352	281,873
Total inventories	$622,443	$584,676
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Note 14:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Machinery and equipment(1)	$427,864	$400,861
Land, building and building improvements(1)	179,894	177,089
Molds	108,026	96,318
Computer equipment and software(1)	114,191	122,208
Furniture and fixtures(1)	26,589	27,871
Instruments placed with customers(2)	145,251	124,290
Construction in progress(1)	89,774	87,006
Total property, plant and equipment, cost(1)	1,091,589	1,035,643
Accumulated depreciation(1)	(635,622)	(592,897)
Property, plant and equipment, net(1)	$455,967	$442,746
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

Depreciation expense was $17.7 million and $51.5 million for the three and nine months ended September 30, 2025, respectively, as compared to $21.4 million and $66.0 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense included in costs of goods sold was $16.0 million and $46.2 million, for the three and nine months ended September 30, 2025, respectively, as compared to $18.5 million and $57.2 million for the three and nine months ended September 30, 2024, respectively.

Note 15: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2025	$1,432,772
Currency translation	65,995
Balance as of September 30, 2025	$1,498,767

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-line basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	September 30, 2025
		Cost	Accumulated Amortization	Net
Patents	10	$39,997	$24,794	$15,203
Customer contracts	12	10,060	7,321	2,739
Non-contractual customer relationships	8	561,041	288,073	272,968
Trademarks	1	5,425	5,425	—
Trade name	15	18,247	9,270	8,977
Developed technology(1)	10	625,973	277,434	348,539
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,269,843	$621,417	$648,426

Internally developed software(2)		$16,401		$16,401

Total intangible assets		$1,286,244	$621,417	$664,827
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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Intangible asset amortization expense was $33.1 million and $98.4 million for the three and nine months ended September 30, 2025, respectively, as compared to $34.3 million and $100.5 million during the three and nine months ended September 30, 2024, respectively. Intangible asset amortization expense included in cost of goods sold was $1.2 million and $3.3 million, for the three and nine months ended September 30, 2025, respectively, as compared to $0.7 million and $0.7 million during the three and nine months ended September 30, 2024.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2025 estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2025	$32,410
2026	135,833
2027	119,412
2028	118,813
2029	115,717
2030	53,215
Thereafter	73,026
Total	$648,426

Note 16:     Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Salaries and benefits	$82,685	$60,815
Incentive compensation	56,794	59,445
Deferred revenue	28,900	30,358
Italy medical device payback provision(1)	23,646	23,937
Field service corrective action(2)	29,264	32,844
Other	94,814	99,524
	$316,103	$306,923
___________________________
(1)     Related to potential payments associated with the Italy Medical Device Payback ("IMDP") as a result of 2015 legislation enacted requiring medical device companies to make payments to the Italian government based on regional expenditure ceilings (see Note 20: Commitments and Contingencies for further details).
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

Note 17:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 26% and 25% for the three and nine months ended September 30, 2025, respectively, as compared to (84)% and (26)% for the three and nine months ended September 30, 2024, respectively.

The effective tax rate for the three and nine months ended September 30, 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, tax credits, and the following discrete items recognized during the interim period:

•Tax expense of $0.0 million and $6.1 million related to the sale of a 60% interest of our IV solutions business during the three and nine months ended September 30, 2025 respectively.
•Unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and nine months ended September 30, 2025 of $0.0 million and $5.0 million, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•U.S. return-to-provision adjustments net of related tax reserves for the year ended December 31, 2024 resulted in a tax benefit of $12.0 million, for both the three and nine months ended September 30, 2025. The adjustments related primarily to a decrease to the U.S. valuation allowance.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $1.4 million tax benefit and $2.3 million tax expense during the three and nine months ended September 30, 2025, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The company's ability to use our deferred tax assets depends on the amount of taxable income in future periods.

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

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements as additional guidance becomes available and uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. The impacts are included in our operating results for the three and nine months ended September 30, 2025, however, we do not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025.

The effective tax rate for the three and nine months ended September 30, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, federal and state valuation allowance, tax credits, and the following discrete items recognized during the interim period:
•Unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and nine months ended September 30, 2024 of $0.0 million and $4.0 million, respectively.
•U.S. return-to-provision adjustments net of related tax reserves for the year ended December 31, 2023 results in a tax expense of $1.6 million for both the three and nine months ended September 30, 2024. The adjustments related primarily to changes in estimate for the research and development credit and an increase to the U.S. valuation allowance.

The Company recorded an increase in valuation allowance of $22.4 million and $42.9 million, against certain U.S. federal and state deferred tax assets during the three and nine months ended September 30, 2024, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses.

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

In connection with entering into the Credit Agreement in 2022, we incurred $37.8 million in debt discount and issuance costs, which were allocated to the Term Loan A, the Term Loan B and the Revolving Credit Facility based on lender commitment amounts relative to each type of fees paid. The lender and third-party discount and issuance costs allocated to the Term Loan A and the Term Loan B were $15.8 million and $13.4 million, respectively, the current unamortized balances are reflected as a direct deduction from the face amount of the corresponding term loans on the condensed consolidated balance sheets. These costs are being amortized to interest expense over the respective terms of the loans using the effective interest method. The issuance costs allocated to the Revolving Credit Facility were $8.6 million, which are capitalized and included in prepaid expenses and other current assets on our condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

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

For the nine months ended September 30, 2025 and 2024, total principal payments on the Term Loans were $272.8 million and $38.3 million, respectively. During the first quarter of 2025, we made a prepayment of $35.0 million on Term Loan B. During the second quarter of 2025, we made a prepayment of $200 million on Term Loan A, which was paid with the proceeds from the sale of our IV Solutions business, see Note 4: Assets Held For Sale and Disposal of Business. During the third quarter of 2025, we made a prepayment of $25.0 million on Term Loan B.

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

We were in compliance with all financial covenants as of September 30, 2025.

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of September 30, 2025	Effective Interest Rate	As of December 31, 2024

Senior Secured Credit Facilities:
Term Loan A — principal	7.04%	$559,688	8.03%	$770,313
Term Loan B — principal	7.40%	764,500	8.38%	826,625
Revolving Credit Facility — principal	—%	—	—%	—
Less unamortized debt issuance costs(1)		(10,257)		(14,080)
Total carrying value of long-term debt		1,313,931		1,582,858
Less current portion of long-term debt		—		51,000
Long-term debt, net		$1,313,931		$1,531,858
_______________________________
(1)    Comprised of $3.7 million and $6.5 million relating to the Term Loan A and the Term Loan B, respectively, as of September 30, 2025. Comprised of $6.1 million and $8.0 million relating to the Term Loan A and the Term Loan B, respectively, as of December 31, 2024.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2025, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2025	$—
2026	—
2027	559,688
2028	—
2029	764,500
2030	—
Total	$1,324,188

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contractual interest	$22,815	$32,059	$73,571	$96,186
Amortization of debt issuance costs	1,629	1,700	5,112	5,111
Commitment fee — Revolving Credit Facility	319	384	1,036	1,141
Total long-term debt-related interest expense	$24,763	$34,143	79,719	102,438

We currently hedge against the contractual interest expense on our long-term debt (see Note 9: Derivatives and Hedging Activities).

On October 31, 2025, we refinanced the Credit Agreement (see Note 23: Subsequent Event).

Note 19: Stockholders' Equity

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended September 30, 2025 and 2024, we did not purchase any shares of our common stock under our share purchase plan. As of September 30, 2025, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt).

    For the nine months ended September 30, 2025, we withheld 61,304 shares of our common stock from employee vested restricted stock units in consideration for $8.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the nine months ended September 30, 2024, we withheld 114,023 shares of our common stock from employee vested restricted stock units in consideration for $11.9 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2025	$(146,942)	$5,722	$1,819	$(139,401)
Other comprehensive income (loss) before reclassifications	39,890	(3,260)	—	36,630
Amounts reclassified from AOCI	—	(2,624)	—	(2,624)
Other comprehensive income (loss)	39,890	(5,884)	—	34,006
Balance as of March 31, 2025	$(107,052)	$(162)	$1,819	$(105,395)
Other comprehensive income (loss) before reclassifications	81,569	(6,524)	—	75,045
Amounts reclassified from AOCI	—	(2,292)	—	(2,292)
Other comprehensive income (loss)	81,569	(8,816)	—	72,753
Balance as of June 30, 2025	$(25,483)	$(8,978)	$1,819	$(32,642)
Other comprehensive (loss) income before reclassifications	(4,520)	7,743	—	3,223
Amounts reclassified from AOCI	—	(3,558)	—	(3,558)
Other comprehensive (loss) income	(4,520)	4,185	—	(335)
Balance as of September 30, 2025	$(30,003)	$(4,793)	$1,819	$(32,977)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2024	$(76,784)	$21,884	$1,819	$(53,081)
Other comprehensive (loss) income before reclassifications	(22,817)	13,908	—	(8,909)
Amounts reclassified from AOCI	—	(7,548)	—	(7,548)
Other comprehensive (loss) income	(22,817)	6,360	—	(16,457)
Balance as of March 31, 2024	$(99,601)	$28,244	$1,819	$(69,538)
Other comprehensive (loss) income before reclassifications	(15,865)	436	—	(15,429)
Amounts reclassified from AOCI	—	(6,818)	—	(6,818)
Other comprehensive loss	(15,865)	(6,382)	—	(22,247)
Balance as of June 30, 2024	$(115,466)	$21,862	$1,819	$(91,785)
Other comprehensive income (loss) before reclassifications	49,581	(14,975)	—	34,606
Amounts reclassified from AOCI	—	(5,257)	—	(5,257)
Other comprehensive income (loss)	49,581	(20,232)	—	29,349
Balance as of September 30, 2024	$(65,885)	$1,630	$1,819	$(62,436)

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

Contingencies

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the U.S. Food and Drug Administration ("FDA") following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (the "2021 Warning Letter"). The 2021 Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the three months ended September 30, 2025, we did not record any adjustment and for the nine months ended September 30, 2025, we recorded a net reversal to the provision of $0.7 million, to adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of September 30, 2025, approximately $23.3 million of the $36.0 million of accrued field service corrective action recorded was related to the 2021 Warning Letter.

In 2015, legislation was enacted in Italy which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the IMDP. In September 2025, the Italian government enacted a law that allows medical device companies to settle certain historical periods (2015-2018) for 25% of the original assessed value. During the third quarter of 2025, we settled the liability related to the 2015-2018 historical periods and paid $2.5 million. Additionally, we recorded a release of $3.8 million in previously established reserves. The release is included in total revenues in our condensed consolidated statements of operations. See Note 16: Accrued Liabilities for details on amounts accrued for potential payments related to the IMDP.

In April 2025, we received a warning letter from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility that occurred from July 23, 2024 through August 9, 2024 (the "2025 Warning letter"). The 2025 Warning Letter noted changes we made to the MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could affect the safety or effectiveness of these devices and therefore require new 510(k) clearance. We are seeking clearance for its next generation of MedFusion and CADD infusion pumps and submitted 510(k) applications to the FDA in July 2025. We cannot, however, give any assurances that the FDA will be satisfied with its response or its expected timing to address the matters cited in the 2025 Warning Letter. Until the matters cited in the 2025 Warning Letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. As a result, the outcome and the financial impact of the 2025 Warning Letter cannot be predicted at this time. Accordingly, no loss contingency has been recorded for the 2025 Warning Letter, and the likelihood of loss is not considered probable and reasonably estimable as of September 30, 2025.

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

The MSA described in (ii) above provides each party with mutually beneficial interests and is jointly managed by both Pfizer and ICU. On January 1, 2021, we amended our MSA with Pfizer, whereby we manufacture and supply certain agreed upon products to Pfizer. The MSA was amended on December 31, 2024 to extend the term through 2027 for certain Solutions and Abboject products. The terms of the MSA with Pfizer relating to ICU are immaterial. Changes to the terms of the MSA include (i) amendments to our level of supply of products to Pfizer and (ii) updates to our supply price for 2025. ICU’s rights and obligations relating to such Solutions products have been assigned as of January 24, 2025 to the joint venture.

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

The following table presents information in connection with the purchase program (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Trade receivables sold(1)	$—	$86,991	$10,009	$435,438
Cash received in exchange for trade receivables sold(2)	—	86,521	9,978	432,803
Loss on sale of receivables(3)	—	469	32	2,635
_______________________________
(1)    Represents carrying value of trade receivables sold to BMO.
(2)    Cash proceeds received from BMO.
(3) Reflected in other expense, net in our condensed consolidated statement of operations.

As of September 30, 2025 and December 31, 2024, there were no outstanding balances to be collected on behalf of BMO.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23: Subsequent Event

On October 31, 2025 (the "Closing Date"), ICU Medical, Inc., as Borrower, entered into Amendment No. 2 to the Existing Credit Agreement (the "Amendment") with Wells Fargo Bank and certain other financial institutions (the “Lenders”) to refinance the existing Term Loan A and the existing Revolving Credit Facility under the Credit Agreement dated as of January 6, 2022 (as amended by Amendment No. 1, dated as of October 5, 2022, the "Existing Credit Agreement," and as further amended by the Amendment, the "Amended Credit Agreement").

The existing Term Loan A had an outstanding principal balance of $559.7 million as of September 30, 2025 and there were no borrowings under the existing $500.0 million revolver as of September 30, 2025.

The Amended Credit Agreement includes new credit facilities (the "New Credit Facilities") that consists of a $750.0 million senior secured term loan A and a new $500.0 million revolving credit facility. The proceeds from and commitments under the New Credit Facilities were used to (i) repay the outstanding principal amount of the existing Term Loan A in full and refinance the existing Revolving Credit Facility (collectively, the "Refinancing") under the Existing Credit Agreement, (ii) repay a portion of the outstanding balance of the existing Term Loan B under the Existing Credit Agreement and (iii) to finance the payment of fees and expenses incurred in connection with the Refinancing.

The final maturity of the New Credit Facilities is on the fifth anniversary of the Closing Date.

Borrowings under the New Credit Facilities will not be subject to the credit spread adjustment under the Existing Credit Agreement, which ranges from 10 to 25 basis points, thereby reducing interest expense on such borrowings. The material terms of the Term Loan B (including the credit spread adjustment applicable thereto) remain unchanged.

All affirmative and negative covenants remain substantially the same as the Existing Credit Agreement. The financial covenants of the New Credit Facilities include (i) a new maximum Secured Net Leverage Ratio of 4.50 to 1.00, tested at the end of each quarter, with a step-down to 4.00 to 1.00 starting with the quarter ending June 30, 2027; provided that, in the event the Borrower or its restricted subsidiaries consummate a material acquisition, the Borrower may elect (on no more than one occasion) to cause the Secured Net Leverage Ratio financial covenant level set forth above to be increased by 0.50x for each of the four fiscal quarters ending immediately after the consummation of such material acquisition and (ii) a minimum Interest Coverage Ratio of 3.00 to 1.00, which remains unchanged from the Existing Credit Agreement.

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

IV Solutions

On May 1, 2025, at the closing of our transaction with OPF (as defined below), we transferred certain interests, including our IV Solutions product line, to OPF. See "Disposition of our IV Solutions Business and Prepayment of a portion of our Long-term Obligations" further below for more information on this transaction. In connection with the formation of the joint venture, we sell and distribute IV Solutions products to customers on behalf of the joint venture.

The IV Solutions products include a broad portfolio of injection, irrigation, nutrition and specialty IV solutions including:

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

A meaningful portion of our global revenues are from products manufactured in our Costa Rica and Mexico manufacturing facilities and imported into the U.S. Currently the majority of products manufactured in our Mexico facilities are exempted from tariffs under the United States-Mexico-Canada Agreement ("USMCA"). If, however, the USMCA exemptions were eliminated in the future, our tariff expense for products manufactured in Mexico would increase substantially. The tariffs as currently implemented are likely to have a material impact on our business, financial condition and results of operations through the incurrence of additional costs; however, the extent to which the imposition of tariffs, possible delays and exemptions may have a material impact remains fluid. During the third quarter of 2025, we incurred $10.9 million in incremental reciprocal tariffs as a result of the tariffs imposed by the U.S. Administration in 2025, of which $1.6 million was capitalized and $9.3 million was expensed.

In September 2025, the U.S. Commerce Department (the "Department") initiated a national security investigation into imports of medical consumables and equipment under Section 232 of the Trade Expansion Act (the "Act"). The Act allows the President to negotiate tariffs to promote international trade. Section 232 of the Act specifically grants the President the authority to impose tariffs if the Department determines imports threaten U.S. national security. The Department has 270 days to deliver its policy recommendations to the President, who then has up to 90 days to decide on potential action and 15 days to implement it. If the probes conducted determine these imports, which comprise the vast majority of our product portfolio, pose a national security risk, it could result in potential tariffs imposed in addition to the country-based tariffs and/or could reduce the benefits we receive from currently available exemptions such as the USMCA.

Based on current geopolitical conditions we expect foreign currency rates, freight costs, oil prices, interest rates, and general inflation to remain subject to volatility in the market.

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

Disposition of our IV Solutions Business and Prepayment of a portion of our Long-term Obligations

On April 24, 2025, pursuant to a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc. a Delaware corporation ("OPF") (described in Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements), we completed the formation of Otsuka ICU Medical LLC (the "joint venture") and transferred the assets, liabilities and operations that comprise our IV Solutions product line to the joint venture. At the closing of the transaction on May 1, 2025, under the Agreement, we sold a 60% interest in the joint venture to OPF. The total sales price, inclusive of our final purchase price adjustments, was $211.2 million, of which we used $200.0 million of the proceeds from the sale to pay down a portion of our outstanding Term Loan A (as defined below) long-term debt during the second quarter of 2025.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and nine months ended September 30, 2025 and 2024, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenues	100%	100%	100%	100%
Gross profit	37%	35%	37%	34%
Selling, general and administrative expenses	28%	28%	28%	27%
Research and development expenses	4%	4%	4%	4%
Restructuring, strategic transaction and integration expenses	2%	3%	3%	3%
Change in fair value of contingent earn-out	—%	(1)%	—%	—%
Total operating expenses	34%	34%	35%	34%
Income from operations	3%	1%	2%	—%
Interest expense, net	(4)%	(4)%	(4)%	(4)%
Other income (expense), net	—%	—%	—%	—%
Gain on sale of business	1%	—%	3%	—%
Income (Loss) before income taxes and equity in (losses) earnings of unconsolidated affiliates	—%	(3)%	1%	(4)%
Benefit (Provision) for income taxes	—%	(3)%	—%	(1)%
Net (loss) income from consolidated companies	—%	(6)%	1%	(5)%

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

Consumables

    The following table summarizes our total Consumables revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Consumables revenue (GAAP)	$285.1	$264.9	$20.2	7.6%	$824.4	$770.7	$53.7	7.0%
Impact of foreign currency exchange rate changes	(2.8)				(2.4)
Consumables revenue on a constant currency basis (non-GAAP)	$282.3				$822.0
$ Change in constant currency	$17.4				$51.3
% Change in constant currency	6.6%				6.7%

Consumables revenue increased for the three and nine months ended September 30, 2025, as compared to the same periods in the prior year, primarily due to new customer installations and increased demand for our Infusion Consumables and Oncology product lines.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Infusion Systems (GAAP)	$173.9	$159.8	$14.1	8.8%	$507.9	$480.7	$27.2	5.7%
Impact of foreign currency exchange rate changes	(1.3)				1.2
Infusion Systems on a constant currency basis (non-GAAP)	$172.6				$509.1
$ Change in constant currency	$12.8				$28.4
% Change in constant currency	8.0%				5.9%

Infusion Systems revenue increased for the three and nine months ended September 30, 2025, as compared to the same periods in the prior year, primarily due to increased sales of LVP hardware and dedicated sets.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Vital Care (GAAP)	$78.0	$164.5	$(86.5)	(52.6)%	$358.2	$500.8	$(142.6)	(28.5)%
Impact of foreign currency exchange rate changes	(0.9)				(0.8)
Vital Care on a constant currency basis (non-GAAP)	$77.1				$357.4
$ Change in constant currency	$(87.4)				$(143.4)
% Change in constant currency	(53.1)%				(28.6)%

Vital Care revenue decreased for the three and nine months ended September 30, 2025, as compared to the same periods in the prior year, primarily due to lower IV Solutions sales resulting from the sale of a controlling ownership interest in our IV Solutions business on May 1, 2025 (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements).

Gross Margins

    For the three and nine months ended September 30, 2025, gross margins were 37.4% and 36.6%, respectively, as compared to 34.8% and 34.1% for the three and nine months ended September 30, 2024, respectively. The increases in gross margin for the three and nine months ended September 30, 2025, as compared to the same periods in the prior year, were primarily driven by the impact of the sale of a 60% interest of our IV Solutions business on May 1, 2025, a lower margin business. Gross margin also increased as a result of price increases, the impact of foreign exchange rates, lower supply chain costs and the realization of integration synergies. These improvements were partially offset by an increase in tariff costs of $9.3 million and $14.3 million for the three and nine months ended September 30, 2025.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
SG&A	$152.8	$162.7	$(9.9)	(6.1)%	$469.4	$479.9	$(10.5)	(2.2)%

SG&A expenses decreased for the three months ended September 30, 2025, as compared to the same period in the prior year, primarily due to a decrease of $6.7 million in dealer fees and $2.8 million in depreciation and amortization, which when combined with other smaller category decreases, were mostly offset by an increase of $3.6 million in stock based compensation. Dealer fees and depreciation and amortization expenses decreased primarily due to the disposal of certain assets related to the sale of a 60% interest of our IV Solutions business (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements). Stock based compensation increased due to a change in the probability of meeting certain financial targets related to a performance equity award.

SG&A expenses decreased for the nine months ended September 30, 2025, as compared to the same period in the prior year, primarily due to a decrease of $7.8 million in depreciation and amortization, $6.6 million in dealer fees, $2.9 million in compensation costs, and $2.4 million in bad debt and warranty expense, which when combined with other smaller category decreases, were partially offset by an increase of $6.8 million in stock based compensation, $3.6 million in legal fees, and $3.0 million in professional services. Depreciation and amortization expense and dealer fees decreased primarily due to the disposal of certain assets related to the sale of a 60% interest of our IV Solutions business (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements). Compensation costs decreased primarily due to service fee income recorded in the same line as the related personnel expenses for services provided to the joint venture (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements). Warranty expense decreased due to the release of reserves related to certain products and lower warranty estimated reserve due to lower warranty claims expected. Stock based compensation increased due to a change in the probability of meeting certain financial targets related to a performance equity award. Legal fees increased due to services performed during the current year related to various legal matters. Professional services increased due to increase in audit and consulting fees.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
R&D	$21.3	$21.0	$0.3	1.4%	$66.4	$66.3	$0.1	0.2%

R&D expenses slightly increased for the three and nine months ended September 30, 2025, as compared to the same period in the prior year, primarily related to higher headcount and employment expense in support of ongoing R&D projects. R&D expenses for both periods presented generally included increased compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $13.1 million and $46.1 million for the three and nine months ended September 30, 2025, respectively, as compared to $16.8 million and $50.1 million for the three and nine months ended September 30, 2024, respectively.

Restructuring charges

    Restructuring charges were $6.2 million and $21.2 million for the three and nine months ended September 30, 2025, respectively, as compared to $3.6 million and $16.6 million for the three and nine months ended September 30, 2024. The restructuring costs for the three and nine months ended September 30, 2025 were primarily related to facility closure costs and severance costs. The restructuring costs for the three and nine months ended September 30, 2024 were primarily related to severance costs. As of September 30, 2025, we expect to pay the majority of our outstanding restructuring charges during the next twelve months.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $6.9 million and $24.9 million for the three and nine months ended September 30, 2025, respectively, as compared to $13.2 million and $33.5 million for the three and nine months ended September 30, 2024. The strategic transaction and integration expenses during the three and nine months ended September 30, 2025 and 2024 were primarily related to ongoing consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. The nine months ended September 30, 2025 also included transaction costs related to the sale of a 60% interest of our IV Solutions business in the second quarter of 2025.

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

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense	$(22,229)	$(27,287)	$(70,557)	$(80,353)
Interest income	2,421	2,604	8,169	8,057
Interest expense, net	$(19,808)	$(24,683)	$(62,388)	$(72,296)

    Interest expense, net for the three and nine months ended September 30, 2025 and 2024 primarily included the contractual interest incurred on borrowings under the Credit Agreement, as defined below, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements), the impact of the interest rate swaps, and interest income. Additionally, interest expense for the three and nine months ended September 30, 2025, includes the interest accretion on an unfavorable contract loss provision. The interest expense component decreased for the three and nine months ended September 30, 2025, as compared to the respective prior year periods, primarily due to decreases in the applicable SOFR reference rate and due to lower obligation principal balances after the prepayment of $35 million on our Term Loan B in March 2025 and the prepayment of $200 million on our Term Loan A in May 2025 using the proceeds from the sale of a 60% interest of our IV Solutions business.

Other Income (Expense), net

The following table presents other income (expense), net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Foreign exchange gain (loss), net	$1,827	$(1,059)	1,967	(5,202)
Loss on disposition of assets	(1,458)	$(100)	(1,685)	(23)
Other miscellaneous income (expense), net	238	(322)	380	(1,981)
Other income (expense), net	$607	$(1,481)	$662	$(7,206)

For the three and nine months ended, September 30, 2025, the foreign exchange gains were primarily related to the weakening of the U.S. dollar relative to certain foreign currencies, including the Euro and British Pound, partially offset by the strengthening of the U.S. dollar relative to the Mexico Peso.

For the three and nine months ended September 30, 2024, the foreign exchange losses were primarily related to the strengthening of the U.S. dollar relative to certain foreign currencies, including the Mexican Peso and Argentine Peso.

Gain on Sale of Business

For the three months ended September 30, 2025, we recorded a gain on the sale of business of $3.0 million related to the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest. For the nine months ended September 30, 2025, the gain on the sale of business of $44.8 million comprised of the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $19.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract loss (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements).

Income Taxes

For the three and nine months ended September 30, 2025 and 2024, income taxes were accrued at an estimated effective tax rate of 26% and 25%, respectively, as compared to (84)% and (26)% for the three and nine months ended September 30, 2024, respectively.

The effective tax rate for the three and nine months ended September 30, 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits. The effective tax rate during the three and nine months ended September 30, 2025 included a discrete tax expense of $0.0 million and $6.1 million, respectively, related to the sale of a 60% interest of our IV solutions business. Additionally, there were unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and nine months ended September 30, 2025 of $0.0 million and $5.0 million, respectively. Furthermore, U.S. return-to-provision adjustments net of related tax reserves for the year ended December 31, 2024 resulted in a tax benefit of $12.0 million for both the three and nine months ended September 30, 2025. The adjustments related primarily to a decrease to the U.S. valuation allowance.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $1.4 million tax benefit and $2.3 million tax expense during the three and nine months ended September 30, 2025, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The Company's ability to use our deferred tax assets depends on the amount of taxable income in future periods. Based on current earnings and anticipated future earnings along with expected changes in our deferred tax asset and liability balances, it is likely that the current valuation allowance position will be adjusted during the year. An additional valuation allowance may be required beyond the current year if future earnings are not sufficient to support the realization of deferred tax assets.

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

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements as additional guidance becomes available and uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. The impacts are included in our operating results for the three and nine months ended September 30, 2025, however, we do not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025.

The effective tax rate for the three and nine months ended September 30, 2024 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, state income taxes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits. Additionally, there were unrecognized tax benefits released as a result of the expiration of statute of limitations during the three and nine months ended September 30, 2024 of $0.0 million and $4.0 million, respectively. Furthermore, U.S. return-to-provision adjustments net of related tax reserves for the year ended December 31, 2023 resulted in a tax expense of $1.6 million for both the three and nine months ended September 30, 2024. The adjustments related primarily to changes in estimate for the research and development credit and an increase to the U.S. valuation allowance.

The Company recorded an increase in valuation allowance of $22.4 million and $42.9 million against certain U.S. federal and state deferred tax assets during the three and nine months ended September 30, 2024, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses.

Equity in (Losses) Earnings of Unconsolidated Affiliates

For the three and nine months ended September 30, 2025, we recorded equity in (losses) earnings of unconsolidated affiliates of $(1.5) million and $1.3 million, respectively, related to our 40% proportionate share of the earnings of the joint venture (see Note 4: Assets Held For Sale and Disposal of Business to our accompanying condensed consolidated financial statements).

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

Funds generated from operations are held in cash and cash equivalents. During the nine months ended September 30, 2025, our cash and cash equivalents decreased by $8.8 million from $308.6 million at December 31, 2024 to $299.7 million at September 30, 2025. This decrease was primarily due to principal payments made during 2025 consisting of (i) $47.8 million payment on our Term Loan B during the first quarter of 2025 (ii) $200.0 million of the $209.5 million received in cash consideration for the sale of a 60% interest in our IV Solutions business used to pay down a portion of our Term Loan A during the second quarter of 2025 and (iii) $25.0 million payment on Term Loan B during the third quarter of 2025.

2022 Credit Agreement and Access to Capital

As discussed in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements, we entered into the Credit Agreement with various lenders on January 6, 2022 in connection with the closing of the Smiths Medical acquisition. The Credit Agreement provides for a five-year term loan A facility of $850.0 million (the "Term Loan A"), a seven-year term loan B facility of $850.0 million (the "Term Loan B") and a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility") (collectively, the "Senior Secured Credit Facilities"). The proceeds from the term loans were used to finance a portion of the cash consideration for the Smiths Medical acquisition. The outstanding aggregate principal amount of the term loans is $1.3 billion as of September 30, 2025, which includes the Term Loan A that will mature in January 2027 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in January 2027, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of September 30, 2025. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	B1/B1	Stable
Fitch	BB/BB+	Negative
Standard & Poor's	BB-/BB-	Positive

These credit ratings are not a recommendation by the rating agency to buy, sell, or hold our securities, are subject to revision or withdrawal at any time by the rating agency and should be evaluated independently of any other credit rating we may receive. In addition, credit rating agencies review their ratings periodically, and there is no guarantee our current credit rating will remain the same as described above. If our credit rating were to be lowered, our ability to access the debt markets, our cost of funds, and other terms for new incurrence of debt could be adversely impacted.

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we were required to maintain a Senior Secured Leverage Ratio of no more than 4.00 to 1.00 and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of September 30, 2025.

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

Uses of Liquidity

Capital Expenditures

As of September 30, 2025, our range for estimated 2025 planned capital expenditures is $85 million to $95 million, which has been reduced from the previously disclosed $90 million to $110 million range in our 2024 Annual Report on Form 10-K due to the impact of the IV Solutions business disposal.

Contractual Obligations

Our principal commitments at September 30, 2025 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, (see Note 7: Leases to our accompanying condensed consolidated financial statements).

Long-term Debt

Existing Credit Facility

In January 2022, we incurred borrowings under Senior Secured Credit Facilities. Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an applicable margin of 1.75% for Term Loan A and 2.25% for Term Loan B and the revolver commitment fees were estimated using the rate of 0.25%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements for pricing grids related to the Senior Secured Credit Facilities).

Fiscal 2025 Principal Pre-Payments

During the third quarter of 2025, we made a prepayment of $25.0 million on our Term Loan B. During the second quarter of 2025 we used $200.0 million of the $209.5 million in proceeds received during the quarter from the sale of a 60% interest of our IV Solutions business to prepay Term Loan A principal payments. In the first quarter of 2025, we prepaid $35.0 million in Term Loan B principal payments. Due to these prepayments, there are no principal payments due on Term Loan A until 2027 or on Term Loan B until 2029.

New October 2025 Credit Facility

On October 31, 2025 (the "Closing Date"), we entered into an Amendment No. 2 to our Credit Agreement (the "Amendment"), whereby we refinanced our Term Loan A and our Revolving Credit Facility under our existing Credit Agreement dated as of January 6, 2022 (as amended by Amendment No. 1, dated as of October 5, 2022, the "Existing Credit Agreement" and as further amended by the Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement includes new credit facilities (the "New Credit Facilities") that consists of a $750.0 million senior secured term loan A and a new $500.0 million revolving credit facility (the "New Revolving Facility"). The proceeds from and commitments under the New Credit Facilities were used to (i) repay the outstanding principal amount of the Term Loan A and refinance the existing Revolving Credit Facility (collectively, the "Refinancing") under the Existing Credit Agreement (ii) repay $190.0 million of the outstanding balance of the Term Loan B under the Existing Credit Agreement and (iii) to finance the payment of fees and expenses incurred in connection with the Refinancing. The New Credit Facilities mature five years from the Closing Date, subject to a springing maturity provision under which the New Credit Facilities will mature 91 days prior to the maturity date of the Term Loan B if the maturity date of the Term Loan B is less than 91 days after the scheduled maturity of the New Credit Facilities at that time. This provision could accelerate the maturity of the Term Loan A and New Revolving Facility, requiring earlier repayment. We are monitoring our liquidity position to ensure we can address this potential earlier repayment obligation. See Note 23: Subsequent Event to our accompanying condensed consolidated financial statements for additional details.

The principal repayment obligations, estimated interest payments and revolver commitment fee payments updated to reflect the New Credit Facilities are estimated in the below table*:

	(in millions)
	Remainder of 2025	2026	2027	2028	2029	Thereafter
Term Loan A Principal Payments	$—	$18.7	$18.7	$37.5	$37.5	$637.5
Term Loan A Interest Payments	10.1	36.8	33.7	32.6	30.7	24.0
Term Loan B Principal Payments	—	—	—	—	764.5	—
Term Loan B Interest Payments	12.6	44.4	42.5	42.7	0.6	—
Revolver Commitment Fee	0.3	1.1	1.0	1.0	1.0	0.8
	$23.0	$101.0	$95.9	$113.8	$834.3	$662.3

*The Term Loan A principal and interest payments in the above table are subject to the springing maturity clause described in Exhibit 10.1 as filed as an exhibit to this Quarterly Report on Form 10-Q.

Other Future Capital Investments

Other future capital investments include restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, which includes acquired field action liabilities. As of September 30, 2025, there have been no material changes to our range of $90 million to $110 million for estimated 2025 other future capital investments previously disclosed in our 2024 Annual Report on Form 10-K.

Contingent Payments

In 2015, legislation was enacted in Italy, which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the Italy Medical Device Payback ("IMDP"). In September 2025, the Italian government enacted a law that allows medical device companies to settle certain historical periods (2015-2018) for 25% of the original assessed value. During the third quarter of 2025, we settled the liability related to the 2015-2018 historical periods and paid $2.5 million. Additionally, we recorded a release of $3.8  million in previously established reserves. The release is included in total revenues in our condensed consolidated statements of operations. See Note 16: Accrued Liabilities to our accompanying condensed consolidated financial statements for details on amounts accrued for potential payments related to the IMDP.

We expect to fund our capital expenditures and contractual obligations with our existing cash and cash equivalents and cash generated from our future operations.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the nine months ended September 30, 2025 was $119.2 million. The changes in operating assets and liabilities included a $3.9 million decrease in accounts receivable and a $23.3 million increase in accounts payable. Offsetting these amounts was a $36.2 million increase in inventories, a $4.7 million increase in prepaid expenses and other current assets, a $7.1 million increase in other assets, $28.9 million decrease in accrued liabilities, and $33.5 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts receivable was primarily due to the amount and timing of revenues. The increase in accounts payable was due to the timing of payments. The increase in inventory was primarily to build inventory safety stock levels and the impact of the capitalization of tariffs in our accounting. The increase in prepaid expenses and other current assets was primarily due to an increase in the payment of miscellaneous prepaid invoices. The increase in other assets was due to the purchase of spare parts. The decrease in accrued liabilities was primarily due to payout of annual bonuses and decrease in deferred revenue. The net changes in income taxes was a result of the timing of payments.

Our net cash provided by operations for the nine months ended September 30, 2024 was $163.8 million. The changes in operating assets and liabilities included a $17.5 million increase in other assets, a $11.2 million increase in prepaid expenses and other current assets, a $11.5 million increase in accounts receivable and $4.4 million in net changes in income taxes, including excess tax benefits and deferred income taxes. Offsetting these amounts was a $21.1 million increase in accounts payable, a $20.5 million increase in accrued liabilities and a $9.4 million decrease in inventories. The increase in other assets was due to the purchase of spare parts. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs related to infusion pumps sold and the payment of other miscellaneous prepaid invoices. The increase in accounts receivable was primarily due to the amount and timing of revenues and we sold less receivables under our account receivable purchase program (see Note 22: Accounts Receivable Purchase Program). The net changes in income taxes was a result of recording the current deferred provision, the timing of payments, and valuation allowance. The increase in accounts payable was due to the timing of payments. The increase in accrued liabilities was primarily due to employee costs. The decrease in inventory was primarily due to our focus on reducing inventory levels.

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Nine months ended September 30,
	2025	2024	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(63,397)	$(55,292)	$(8,105)	(1)
Proceeds from sale of business	211,185	—	$211,185	(2)
Proceeds from sale of assets	42	695	(653)
Intangible asset additions	(7,210)	(8,317)	1,107
Proceeds from sale of investment securities	—	500	(500)	(3)
Net cash provided by (used in) investing activities	$140,620	$(62,414)	$203,034
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

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Nine months ended September 30,
	2025	2024	Change
Financing Cash Flows:
Principal payments on long-term debt	$(272,750)	$(38,250)	$(234,500)	(1)
Proceeds from exercise of stock options	5,972	5,883	89	(2)
Payments on finance leases	(1,543)	(775)	(768)
Payment of contingent earn-out liability	—	(2,600)	2,600	(3)
Tax withholding payments related to net share settlement of equity awards	(8,719)	(11,867)	3,148	(4)
Net cash used in financing activities	$(277,040)	$(47,609)	$(229,431)
_______________________________
(1)    Relates to scheduled principal payments and prepayments on the Senior Secured Credit Facilities. In March 2025, we prepaid $35.0 million on our Term Loan B. In May 2025, we used $200.0 million received from the sale of a 60% interest in our IV Solutions business to pay down a portion of our Term Loan A. In September 2025, we prepaid $25.0 million on our Term Loan B.
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
(4)    During the nine months ended September 30, 2025, our employees surrendered 61,304 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.7 million in minimum statutory withholding obligations paid on their behalf. During the nine months ended September 30, 2024, our employees surrendered 114,023 shares of our common stock from vested restricted stock unit awards as consideration for approximately $11.9 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of September 30, 2025, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements).

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

Existing Credit Facility

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

The term loan A facility currently bears interest based on Adjusted Term SOFR plus an applicable margin of 1.75% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.25%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from September 30, 2025, the additional annual interest expense or savings related to the existing term loans would amount to approximately $13.2 million before considering any offsetting impacts of our interest rate swaps.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally U.S. Dollar, Euros, Mexican Pesos, Czech Koruna, Japanese Yen, Swedish Krona, Danish Krone, Canadian Dollar, Australian Dollar, and Chinese Renminbi) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 9: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At September 30, 2025, the effect of a hypothetical 10% weakening in the actual foreign currency exchange rates used for the applicable currencies would result in an estimated increase in the fair value of these outstanding derivative contracts by approximately $4.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

    Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 20. Commitments and Contingencies to the Condensed Consolidated Financial Statements.

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

In September 2025, the U.S. Commerce Department ("the Department") initiated a national security investigation into imports of medical consumables and equipment under Section 232 of the Trade Expansion Act (the "Act"). The Act allows the President to negotiate tariffs to promote international trade. Section 232 of the Act specifically grants the President the authority to impose tariffs if the Department determines imports threaten U.S. national security. The Department has 270 days to deliver its policy recommendations to the President, who then has up to 90 days to decide on potential action and 15 days to implement it. If the probes conducted determine these imports, which comprise the vast majority of our product portfolio, pose a national security risk, it could result in potential tariffs imposed in addition to the country-based tariffs and/or could reduce the benefits we receive from currently available exemptions such as the USMCA.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the third quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
07/01/2025 — 07/31/2025	—	$—	—	$100,000,000
08/01/2025 — 08/31/2025	—	$—	—	$100,000,000
09/01/2025— 09/30/2025	—	$—	—	$100,000,000
Third quarter of 2025 total	—	$—	—	$100,000,000
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

Item 5. Other Information

(a)    Credit Agreement

On October 31, 2025 (the "Closing Date"), ICU Medical, Inc. (the "Company"), as Borrower, entered into an Amendment No. 2 to the Credit Agreement (the "Amended Credit Agreement") by and among ICU Medical, Inc., as Borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and certain other financial institutions, to amend the Credit Agreement dated as of January 6, 2022 (as amended by Amendment No. 1, dated as of October 5, 2022) (the "Existing Credit Agreement"). Terms not defined shall have the meanings ascribed to them in the Amended Credit Agreement. The Amended Credit Agreement includes new credit facilities (the "New Credit Facilities") in an aggregate principal amount of $1.3 billion, and such New Credit Facilities consist of:

(a)     New Revolving Credit Facility (the "New Revolving Credit Facility") in the aggregate principal amount of $500.0 million.

(b)    New Term Loan A Facility (the "New Term Loan A Facility") in an aggregate principal amount of $750.0 million.

On the Closing Date, we drew down $750.0 million of the New Term Loan A Facility and did not draw down any amounts under the New Revolving Credit Facility. The proceeds from and commitments under the New Credit Facilities, plus cash on hand of the Borrower, were used to (a) repay the outstanding principal amount of the Term Loan A and refinance the existing Revolving Credit Facility under the Existing Credit Agreement, (b) repay a portion of the outstanding balance of the Term Loan B (the "Tranche B Term Loan Repayment") under the Existing Credit Agreement, and (c) to finance the payment of fees and expenses incurred in connection with the Refinancing.

The final maturities of the New Credit Facilities will occur on the fifth anniversary of the Closing Date, subject to a springing maturity provision under which the New Credit Facilities will mature 91 days after the scheduled maturity of the New Credit Facilities at that time.

The interest rates and fees under the New Credit Facilities are the same as the existing credit facility under the Existing Credit Agreement, except no credit spread adjustment is applicable to the New Credit Facilities. The applicable Interest Margins and the Commitment Fee with respect to the New Revolving Credit Facility and the New Term Loan A Facility is based on the following pricing grid:

Leverage Ratio	Applicable Margin for Eurocurrency Rate Loans and RFR Loans	Applicable Margin for Base Rate Loans	Commitment Fee Rate
Greater than 4.00 to 1.0	2.25%	1.25%	0.35%
Less than or equal to 4.00 to 1.0 but greater than 3.00 to 1.0	2.00%	1.00%	0.30%
Less than or equal to 3.00 to 1.0 but greater than 2.50 to 1.0	1.75%	0.75%	0.25%
Less than or equal to 2.50 to 1.0 but greater than 2.00 to 1.0	1.50%	0.50%	0.20%
Less than or equal to 2.00 to 1.0 but greater than 1.75 to 1.0	1.25%	0.25%	0.15%
Less than or equal to 1.75 to 1.0	1.00%	—%	0.10%

The Amended Credit Agreement contains affirmative and negative covenants, including certain financial covenants. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, asset sales and other dispositions, other investments, dividends, share purchases and payments affecting subsidiaries, changes in nature of business, fiscal year or organizational documents, prepayments and redemptions of subordinated and other junior debt, transactions with affiliates, and other matters.

The New Credit Facilities are subject to certain financial covenants, which include (i) a new Maximum Secured Net Leverage Ratio of 4.50 to 1.00, tested at the end of each quarter, with a step-down to 4.00 to 1.00 starting with the quarter ending June 30, 2027; provided that in the event the Borrower or its restricted subsidiaries consummate a material acquisition, the Borrower may elect (on no more than one occasion) to cause the Secured Net Leverage Ratio financial covenant level set forth above to be increased by 0.50x for each of the four fiscal quarters ending immediately after the consummation of such material acquisition, and (ii) a Minimum Interest Coverage Ratio of 3.00 to 1.00, which remains unchanged from the Existing Credit Agreement.

The above summary of the Amended Credit Agreement is not complete. The complete text of the Amended Credit Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

All outstanding borrowings under the Existing Credit Agreement related to the Tranche A Term Loans were paid in full, and a portion of the outstanding borrowings under the Existing Credit Agreement related to the Tranche B Term Loans were paid from proceeds of the New Credit Facilities. The financings under the Term Loan A and Term Loan B of the Existing Credit Agreement were scheduled to mature on January 6, 2027 and January 6, 2029, respectively. There were no penalties paid as a result of the early termination.

(b)    None.

(c)    During the three months ended September 30, 2025, none of the Company's directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.3†	Purchase Agreement, dated November 12, 2024, by and between ICU Medical, Inc., a Delaware corporation, ICU Medical Sales, Inc., a Delaware corporation and Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation. Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, filed on November 12, 2024 (File No. 001-34634).
3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-34634).
3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on November 3, 2023 (File No. 001-34634).
10.1†	Amendment No. 2, dated as of October 31, 2025, to the Credit Agreement, dated as of January 6, 2022, as amended by Amendment No. 1, dated as of October 31, 2025, among ICU Medical, Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.
† Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	November 6, 2025
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)