Form 10-K
period 2025-12-31
ICU MEDICAL INC/DE
filed 2026-02-19
CIK 883984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2025, the last business day of registrant’s most recently completed second fiscal quarter, was $3,225,011,330.

The number of shares outstanding of registrant’s common stock, $.10 par value, as of January 31, 2026 was 24,690,275.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2026 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Report.

ICU Medical, Inc.
Form 10-K
For the Year Ended December 31, 2025

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including, without limitation, statements regarding: our future results of operations and financial position, business strategy and approach; the anticipated benefits and costs associated with our purchase agreement with OPF (as defined below); expected capital expenditures; anticipated consumer demand; supply chain constraints; timing and resolution of the 2025 Warning Letter (as defined below); the expected impact of macroeconomic developments, such as foreign exchange, inflation and interest rates, and new accounting and tax regulations; tariffs; the impact of the One Big Beautiful Bill Act (the "OBBBA"); as well as plans and objectives of management for future operations, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs for certain countries, particularly Mexico and Costa Rica;
•continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement;
•our ability to comply with applicable laws, rules and regulations, including, without limitation, matters raised in a warning letter issued by the FDA in 2025, regarding modifications to our cleared MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could impact our continued commercial activity.
•disruptions at the FDA, other government agencies or notified bodies caused by funding shortages, policy changes, layoffs or turnover of personnel;
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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. Principal risks and uncertainties include:

•We derive a significant portion of our revenues from non-U.S. sales and from products manufactured at our non-U.S. facilities which are then imported to the U.S. We are therefore subject to risks of doing business in other countries, including those related to tariffs, retaliatory counter measures and further escalation of trade tensions.

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

•Significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs for certain countries, particularly Mexico and Costa Rica, can escalate trade wars and could have a meaningful adverse effect on our results of operations.

•Continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement may adversely affect our prices and volume. If we cannot reduce manufacturing costs of existing and new products to counteract such pricing pressures, our sales may not grow and our profitability may decline.

•Our ability to market, distribute and sell our products in the U.S. and other countries may be adversely affected if our products fail to comply with the existing laws and regulations, and applicable requirements of the FDA, governmental agencies in other countries, and notified bodies.

•If we fail to comply with the FDA's Quality Management System Regulation or Good Manufacturing Practice regulations or other requirements, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

•Disruptions at the FDA, other government agencies or notified bodies caused by funding shortages, policy changes, or personnel turnover could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, approved, certified, or commercialized in a timely manner, or at all, which could negatively impact our business.

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

•For the Smiths Medical acquisition, we incurred a substantial amount of debt to finance the cash consideration portion and certain other amounts paid in connection with the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

See Part I, Item 1A of this Annual Report on Form 10-K for the detailed discussion of the above risk factors.

PART I

ITEM 1. BUSINESS

First person pronouns used in this Annual Report on Form 10-K, such as “we,” “us,” and “our,” refer to ICU Medical, Inc. (“ICU”) and its subsidiaries unless context requires otherwise.

Company Background and Overview of Business

ICU develops, manufactures and sells innovative medical products used in infusion therapy, vascular access, and vital care applications. Our team is focused on providing quality, innovation and value to our clinical customers worldwide. ICU's product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, peripheral IV catheters, sharps safety products, and sterile IV solutions offered on behalf of our joint venture; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products.

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

In November 2024, we entered into a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc. (“OPF”), a global IV solutions manufacturing subsidiary of Otsuka Holdings Co., Ltd., to divest a controlling interest in our IV Solutions business. In April 2025, pursuant to the Agreement, ICU Medical Pearl LLC (n/k/a Otsuka ICU Medical LLC (the "joint venture")) was formed, and the assets, liabilities and operations comprising the IV Solutions product line were transferred to the joint venture. In May 2025, upon the closing under the Agreement, we sold a 60% ownership interest in the joint venture to OPF and the Company retained a 40% ownership interest in the business. Pursuant to commercial agreements, a services agreement and a license agreement, we sell and distribute products to customers on behalf of the joint venture.

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

Infusion Systems

We offer a comprehensive portfolio of infusion pumps, dedicated IV sets, software and professional services to meet the wide range of infusion needs. Our primary Infusion System products are:

Large Volume Pump ("LVP") Hardware:

•Plum Duo™ and Plum Solo™ precision infusion pumps (together, the "Plum precision pumps") are single-channel and dual-channel infusion pump systems that received FDA 510(k) clearance in April 2025. The Plum precision pumps are designed to deliver compatible intravenous medications through a single or dual channel, with the dual channel configuration capable of delivering up to four compatible medications through a single pump. The Plum precision pumps are designed to provide delivery accuracy of ±3%, independent of medication bag, pump placement, or patient positioning. The systems incorporate features to support clinic workflows, including reduced alarm and setup requirements and on-screen guidance. Combined with LifeShield™ IV safety software, Plum precision pumps are designed to support IV-EHR interoperability and provide a platform intended to support safety and efficiency across all intravenous medication delivery processes.

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

Ambulatory Infusion Hardware:

•CADD™ ambulatory infusion pumps and disposables, including administration sets and medication cassette reservoirs, serve as a single pain management platform across all types of IV pain management therapies and all clinical care areas from the hospital to outpatient treatment. The Company has filed a 510(k) application for new clearance for a refreshed CADD™ infusion pump in July 2025.

Syringe Infusion Hardware:

•Medfusion™ syringe infusion pumps are designed for the administration of fluids and medication to address the needs of the most vulnerable patients requiring precisely controlled infusion rates. Focused on delivery accuracy, the Medfusion™ 4000 can deliver from a comprehensive portfolio of syringes to meet syringe pump guidance to deliver medication from the smallest syringe size possible. The Company has filed a 510(k) application for new clearances for the next generation MedFusion™ infusion pump in July 2025.

    IV Medication Safety Software:

•LifeShield™ infusion safety software for Plum infusion pumps (Plum Solo, Plum Duo) is an enterprise-wide platform designed with the input of pharmacists, nurses and administrators. The software is designed to support intravenous medication management across health systems. The system utilizes hybrid architecture that includes cloud-based functionality for remote access and on-premise system management providing security and control.

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

IV Solutions

On May 1, 2025, at the closing of our transaction with OPF, we transferred certain interests, including our IV Solutions product line, to OPF. We sell and distribute IV Solutions products to customers on behalf of the joint venture pursuant to a commercial agreement.

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
•Spinal Trays;
•Combined (CSE) Trays;
•Peripheral Nerve Block Trays; and
•Specialty Trays (Lumbar Puncture, Amniocentesis, Myelogram).

Financial information relating to our reporting segment and primary product lines is set forth in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

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

Sales, Marketing and Administration

We sell globally through our own direct sales force and through independent distributors. We currently serve customers in over 100 countries throughout the world. The majority of our sales is denominated in U.S. dollars and we have sales denominated in Euros, Canadian dollars, Japanese Yen, British Pound and Australian dollars as well as other currencies. In 2025, 2024, and 2023, we had worldwide net sales to a single distributor of 18%, 18%, and 16% of consolidated net sales, respectively.

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

Medical Device Regulation in the U.S.

The majority of our products are regulated by the FDA as medical devices in the U.S. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a pre-market notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDC Act, also referred to as a 510(k) clearance, or approval from the FDA of a pre-market approval ("PMA") application. Under the FDC Act, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I devices are those that pose the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA's General Controls for medical devices, which include compliance with the applicable portions of current good manufacturing practices ("cGMPs") for medical devices currently known as the Quality Management System Regulation ("QMSR"), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA's General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed into Class III.

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

In the PMA application process, the applicant must demonstrate to the satisfaction of the FDA that the device is safe and effective for its intended use. This approval process applies to most Class III devices, and generally requires clinical data to support the safety and effectiveness of the device, obtained in adherence with IDE requirements. Following receipt of a PMA application, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDC Act to complete its review of a PMA, although in practice, the FDA's review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel's recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers' or suppliers' facilities to ensure compliance with the QMSR,. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement, or in some cases a new PMA.

After a device is cleared or approved or otherwise authorized for marketing, numerous pervasive regulatory requirements continue to apply unless explicitly exempt. These include:

•establishment registration and device listing with the FDA;

•QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

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

In addition, the FDA closely regulates the marketing, labeling, advertising and promotion of medical devices. A company can make only those claims relating to safety and efficacy, that are cleared or approved by the FDA and in accordance with the provisions of the authorized label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

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

Compliance with the general safety and performance requirements of the EU Medical Devices Regulation is a prerequisite for European Conformity marking (“CE mark”) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I), where the manufacturer can issue an EC declaration of conformity based on a self-assessment of the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for

Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

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

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system ("Eudamed"), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier ("UDI") database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier ("UDI-DI") specific to a device, and a production identifier ("UDI-PI") to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable on May 28, 2026 (for the four first modules related to (i) economic actor and (ii) UDI/devices registrations, (iii) notified bodies and certificates, and (iv) market surveillance). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

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

The aforementioned EU rules are generally applicable in the European Economic Area ("EEA") which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation and comply with the requirements of notified bodies. We are currently complying with the new regulations and working closely with our notified bodies.

Manufacturing Regulation

We must also comply with FDA and International Organization for Standardization ("ISO") governing medical device manufacturing practices. The FDA, state, foreign agencies and ISO require manufacturers to register and subject manufacturers to periodic FDA, state, foreign agencies and notified bodies and ISO inspections and audits of their manufacturing facilities. We are a FDA and ISO registered medical device manufacturer, and must demonstrate that we and our contract manufacturers comply with the FDA's QMSR, cGMPs and similar foreign requirements. The FDA, other regulatory agencies and notified bodies outside the U.S. monitor compliance with these requirements through inspections and audits of manufacturing facilities. If an inspector observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.

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

•the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician health care professionals (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives), and teaching hospitals and ownership and investment interests held by the physicians described above and their immediate family members; and

•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical and device companies to comply with the industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to track and report information related to payments and other "transfers of value" to physicians and other healthcare providers or pricing, marketing expenditures and information.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013, and will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. More recently, the One Big Beautiful Bill Act (“OBBBA”), which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of our products. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. Such legislation and regulation of healthcare costs may, however, result in decreased lower reimbursements by governmental and private payors to our customers, which may adversely affect our business, financial condition and results of operations.

EU Healthcare Reform

Additional healthcare reform measures in the EU may be adopted in the future as well. For instance, in December 2021, Regulation (EU) No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product i.e., certain high-risk medical devices as of 2026. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Vital Care

The products that we sell and distribute on behalf of the joint venture are sold in the U.S. and Canada and compete in the U.S. with Baxter and B. Braun.

Our other Vital Care products compete with numerous competitors due to our broad product portfolio. Our primary competitors include Edwards Lifesciences, Belmont, Medical Technologies and Intersurgical plc.

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

Research and Development

We continue to invest in certain research and development ("R&D") projects to drive future growth and to remain competitive in our product lines. Our main R&D facilities are located in the U.S and India. Our R&D costs primarily relate to headcount and employment expense in support of the ongoing development of new products. Research and development costs were $87.5 million in 2025, $88.6 million in 2024 and $85.3 million in 2023.

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

Finally, we believe that our leadership team, with its broad, and deep category knowledge and averaging approximately 23 years of experience in IV therapy has the necessary experience to effectively lead the execution of our strategy.

At December 31, 2025, we had approximately 13,000 employees located in over 35 countries.

Geographic Data

Information regarding financial data by geography is set forth in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K in Notes [4] and [5] to the Consolidated Financial Statements.

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

We have been and will be ordering production molds and equipment for our new products. We expect to order semi-automated or fully automated assembly machines for certain products in 2026. If we do not achieve significant sales of these new/transitioned products, it might be necessary for us to recognize an impairment charge for the value of the production tooling because its costs may not be recovered through production of saleable product, which could adversely affect our financial condition.

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

Global macroeconomic conditions and geopolitical tensions and resulting impacts therefrom, for example, heightened inflation, higher interest rates and capital costs, and currency rate fluctuations have resulted in, and may continue to result in, increased raw material costs, higher shipping costs, higher labor costs, and global supply chain disruptions. In 2022, we experienced these supply chain disruptions, increased raw material costs and shipping costs, as prices on several commodities, including oil and gas, increased as a result of the conflict in Ukraine and its impact on the global economy. Although these costs were less volatile in 2025 and 2024, we may continue to experience these inflationary increases in our manufacturing costs and operating expenses, including higher materials and labor costs, as well as negative impacts on our operating results from the strengthening of the U.S. dollar relative to foreign currencies weakening exchange rates. See the risk factor titled “Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates” under the “Geographic Risks” subsection for a discussion of risks related to foreign currency exchange rates.

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

Continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement may adversely affect our prices and volume. If we cannot reduce manufacturing costs of existing and new products to counteract such pricing pressures, our sales may not grow and our profitability may decline.

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

Disruptions at the FDA, other government agencies or notified bodies caused by funding shortages, policy changes, or personnel turnover could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, approved, certified, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA, foreign regulatory authorities and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency's ability to hire and retain key leadership and other personnel and accept the payment of user fees, and other events that may otherwise affect the government's ability to perform routine functions. Average review times at the FDA, other government agencies, foreign regulatory authorities and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if funding shortages, policy modifications, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants, which support our operations. Despite the implementation of security measures, our information technology systems, and those of third parties on which we rely, are vulnerable to attack, interruption and damage from, among others, computer viruses, malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyber-attacks or cyber-intrusions over the Internet, phishing and other social engineering schemes, human error, theft or misuse by persons inside our organization, or persons with access to systems inside our organization, fraud, denial or degradation of service attacks and sophisticated nation-state and nation-state-supported actors or similar disruptive problems. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques (including artificial intelligence) that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

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

Most of our common stock is held by, or included in accounts managed by, institutional investors or managers. Several of those institutions own or manage a significant percentage of our outstanding shares, with the ten largest interests accounting for approximately 70% of our outstanding shares at the end of 2025. If one or more of the institutions or if our other large stockholders should decide to reduce or eliminate their position in our common stock, it could cause a significant decrease in the price of our common stock.

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

If a catastrophic event occurs at or near any of our manufacturing facilities or our suppliers’ facilities, or utility providers or public health officials take certain actions (e.g., shut off power to our or our suppliers’ facilities), our operations may be interrupted, which could adversely impact our business and results of operations. Transitions to address climate-related events may subject us to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Any of such adverse impacts from these or other climate-related events may also adversely affect our reputation, business, or financial performance.

The evolving and varied views on sustainability and environmental, social and governance ("ESG") initiatives could increase our costs, harm our reputation and adversely impact our financial results.

Investors, patients, the media, governmental and nongovernmental organizations and other stakeholders have evolving and varied views on sustainability and ESG matters. We may experience conflicting pressures to make commitments relating to sustainability matters that affect us, including the design and implementation of risk mitigation strategies related to sustainability. Expectations regarding the management of ESG initiatives also continue to evolve. While we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, policies or goals) to improve our ESG profile or respond to certain stakeholder expectations, we cannot guarantee that these initiatives will have the desired effect. If we are not effective in addressing sustainability and ESG matters affecting our business, or setting and meeting relevant goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such matters, we may experience increased costs as a result of executing upon our sustainability and ESG goals that may not be offset by any benefit to our reputation. Moreover, if we are effective at addressing such matters, we may also attract negative attention from stakeholders and regulators with diverging views on ESG and sustainability. These outcomes could have an adverse impact on our business, operations and financial condition.

In addition, we operate in various jurisdictions that have adopted or proposed laws and regulations related to sustainability and ESG reporting. For example, we and our subsidiaries may be subject to the European Union’s Corporate Sustainability Reporting Directive ("CSRD"), which requires in-scope entities to provide detailed reporting on various climate change and sustainability topics. For certain U.S. companies with subsidiaries in the EU, CSRD will become effective in 2027 through a phased approach, following the European Parliament’s approval of the Omnibus package on December 16, 2025. Similarly, California’s Climate Corporate Data Accountability Act ("SB 253"), Climate-Related Financial Risk Act ("SB 261"), both of which are being challenged in federal courts, and Voluntary Carbon Market Disclosures Act would respectively require third-party assurance of greenhouse gas emissions information for certain entities, climate-related financial risk reporting and disclosures regarding carbon reduction claims. On November 18, 2025, the U.S. Court of Appeals for the Ninth Circuit granted a motion for an injunction on SB 261, enjoining the California Air Resources Board’s from enforcing SB 261, and scheduled a hearing for January 9, 2026. This decision does not impact SB 253, which is still in effect. The court has yet to decide post-hearing whether to issue a preliminary injunction against SB 261 and/or SB 253, and the case will return to the Central District of California for further proceedings, with summary judgment briefing planned for the summer. We are assessing the necessary measures to comply with the climate-related reporting requirements. We may also be subject to the International Sustainability Standards Board’s sustainability and climate disclosure standards, to the extent adopted by jurisdictions in which we operate, among other regulations or requirements. We are assessing our reporting obligations in the jurisdictions where we operate. Operating in more than one jurisdiction is likely to make our compliance with sustainability and ESG rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such sustainability and ESG matters may also impact our suppliers and customers, which may augment or cause additional impacts on our business, financial condition, or results of operations.

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

We have a single manufacturing facility for our Clave products located in Salt Lake City, Utah. Our Salt Lake City facility also produces other components on which our manufacturing operations in Ensenada, Mexico and Costa Rica rely. We also operate various other manufacturing facilities in the U.S., Mexico, Italy and Czech Republic. In addition, the IV Solutions products that we sell and distribute on behalf of the joint venture are manufactured at a facility in Austin, Texas owned by the joint venture, in which we own a 40% equity interest. If our facilities or our suppliers' facilities are inoperable, for even a short period of time, it could adversely affect our ability to manufacture and distribute our products in a timely or cost-effective manner, and our ability to make product sales. Furthermore, our facilities and the equipment we use to perform our manufacturing processes could be unavailable or costly and time-consuming to repair or replace.

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

The credit agreement governing our New Credit Facilities contains, among other things, certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends, enter into certain transactions with affiliates, and transfer or dispose of assets as well as financial covenants. While we have not previously breached and are not currently in breach of these or any other covenants contained in our credit agreement, our ability to comply with these covenants may be affected by events beyond our control, including health crises and global pandemics, other geopolitical events, supply chain interruptions or general economic environment, including high inflation and interest rates. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business. As such, these restrictive covenants contained in our New Credit Facilities may restrict our ability to pursue our business strategies.

Significant sales through distributors expose us to risks that could have a material effect on our results of operations.

For the years ended December 31, 2025 and 2024, business from a single distributor accounted for approximately 18% of our consolidated revenues. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Additionally, distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, any of which could have a material adverse effect on our business and results of operations.

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

In addition, modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have modified certain of our products subsequent to obtaining 510(k) clearance, and have determined based on our review of the applicable FDA guidance that in these instances new 510(k) clearances or pre-market approvals were not required. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our products or any other product for which we may obtain 510(k) clearance in the future, and for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. On April 4, 2025, we received a warning letter from the FDA regarding certain modifications we made to our cleared MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump, and since then we are working closely with the FDA to resolve all concerns identified in such warning letter, including the filing of new clearances for next generation MedFusion™ and a refreshed CADD™ Solis device (which are currently under review by the FDA), and though we believe we will be able to ultimately close out this warning letter, there is no guarantee that we will be able to do so in a timely manner, or that we will not receive similar notices in the future.

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
•delays in or refusal to grant our requests for future 510(k) clearances, PMA approvals or foreign regulatory approvals or certifications of new products, new intended uses, or modifications to existing products;
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

In addition, FDA and foreign regulations and guidance are often revised or reinterpreted by the FDA and foreign counterparts in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance, approval, or certification to manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance, approval, or certification; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. For example, on February 2, 2026, the FDA’s final rule implementing the QMSR became effective. The QMSR, which replaced the FDA’s former Quality System Regulation, sets forth the FDA’s cGMP requirements for medical devices, and among other things, incorporates by reference certain elements of the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the QSR, and although we have obtained ISO 13485:2016 certification for our quality management system, the FDA has indicated that ISO:13485 certification alone will not ensure compliance under the QMSR, nor will ISO certification exempt manufacturers from FDA inspection. The QMSR also includes certain compliance obligations, such as those relating to unique device identification, product traceability, and maintenance of complaint and service records, that align more closely with FDA’s existing medical device requirements than with ISO standards. Accordingly, it remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations.

In addition, the EU landscape concerning medical devices recently evolved, and continues to undergo legislative changes. On May 26, 2021, the EU Medical Devices Regulation became applicable and repealed and replaced the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. These requirements are in active implementation and may change as the European Commission adopts additional implementing acts and considers targeted revisions to related medical device rules. In addition, on December 16, 2025, the European Commission published a targeted revision proposal of the MDR to address structural issues, certification delays, and burdens on Small and medium-sized enterprises (“SMEs”). The proposal will enter the ordinary legislative procedure and is not expected to be adopted before 2027.

    In accordance with its extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled as may be assessed by the notified body. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements and comply with the requirements of the notified body.

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

If we or our component manufacturers fail to comply with the FDA's Quality Management System Regulation or Good Manufacturing Practice regulations or other requirements, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

In the United States, we and some of our component manufacturers are required to comply with regulatory requirements known as the FDA's QMSR, a complex regulatory scheme which currently covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we are subject to such inspections. Although we believe our manufacturing facilities are in compliance with the QMSR requirements, and with other applicable cGMPs for our products, we cannot provide assurance that any future inspection will not result in adverse findings.

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

Certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), as amended by the California Privacy Rights Act (collectively, the CCPA) which requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information;, and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

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

Foreign data protection laws, including the European Union General Data Protection Regulation (the "EU GDPR") and the United Kingdom General Data Protection Regulation (the "UK GDPR") (the EU GDPR and UK GDPR together referred to as the "GDPR", may also apply to health-related and other personal data obtained outside of the U.S. or in the context of our establishments outside of the U.S.. The GDPR imposes strict requirements for processing the personal data of individuals within the EEA and the UK or in the context of our activities within the EEA and the UK, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process data about them. Fines for non-compliance with the GDPR are significant - the greater of €20 million/£17.5 million or 4% of global turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). The GDPR provides that EU and EEA member states or the UK may impose further obligations relating to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must now be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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
•the federal Physician Sunshine Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP") to report annually to the U.S. Department of Health and Human Services' CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives, and teaching hospitals), and applicable manufacturers and GPOs, to report annually ownership and investment interests held by physicians and their immediate family members;
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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013, and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. More recently, the OBBBA, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of our products.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product i.e., certain high-risk medical devices as of 2026. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. For example, in June 2024, Smiths Medical ASD initiated Class 1 recalls with respect to certain tracheostomy tube kits, in May 2024, Smiths Medical ASD initiated Class 1 recalls for certain paraPAC plus ventilators, and in April 2025 and February 2025, we initiated Class 1 recalls for certain CADD Solis ambulatory infusion pumps and ProPort venous access systems and catheters, respectively. We can provide no assurance that our efforts to work with the FDA to complete, and ultimately close, these product recalls, and any recalls that may occur in the future, will be accomplished in a timely manner, or at all. In addition, the costs associated with conducting and closing these or any other product recalls, including any liabilities we may incur, could have a material adverse effect on our business, financial condition and results of operations.

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

Geographic Risks

Significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs for certain countries, particularly Mexico and Costa Rica, can escalate trade wars and could have a meaningful adverse effect on our results of operations.

A significant amount of our products are manufactured outside of the U.S. In certain years, the U.S. government has initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including Canada, China and Mexico, have retaliated imposing tariffs on certain U.S. goods. In January 2025, the current administration issued executive orders imposing additional tariffs on imported goods from Canada, Mexico, and China and in response Canada immediately announced similar tariffs on U.S. imports. In April 2025, the U.S. announced and began implementing "Liberation Day" reciprocal tariff measures, including a 10% baseline tariff on imports from many countries and certain higher country-specific tariff rates. Further, in July 2025, the U.S. announced that the 10% baseline reciprocal tariff on imports from all countries would be raised to 15% for certain countries, including Costa Rica. Imposed tariffs and retaliatory responses to these and further trade measures could prevent or make it difficult and will be more costly for us to import goods. They could also potentially disrupt our existing supply chains and impose additional costs on our business, including, without limitation, costs with respect to raw materials upon which our business depends. The most significant potential impact to us is the additional tariffs on Costa Rican and Mexican imports, which could result in a meaningful impact to our results of operations due to our manufacturing facilities in these countries. Increased tariffs could require us to increase our prices, which likely could decrease demand for our products, and in many cases we may be unable to pass along increased costs to our customers if they are under long-term fixed price contracts. Additionally, we are subject to income taxes in the U.S. and numerous foreign jurisdictions. Any significant changes in current tax policies could have a material adverse effect on our results of operations.

Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates.

We face exposure to adverse movements in foreign currency exchange rates due to our operations in foreign markets through our foreign subsidiaries and other international distributors. Our primary foreign currency exchange rate exposures are currently with the Euro, Mexican Peso, Canadian Dollar, Czech Koruna, Costa Rican Colon, Japanese Yen, Chinese Renminbi, and the Australian Dollar against the U.S. dollar. Our income and expenses are based on a mix of currencies, and a decline in one currency relative to the other currencies could adversely affect our operating results. Furthermore, our operating results are reported in U.S. dollars, using the exchange rate in effect at the balance sheet date, or, for revenues and expenses, using the average monthly exchange rates during the year. Accordingly, our operating results have been and continue to be subject to volatility due to fluctuations in foreign currency exchange rates. Generally, when the U.S. dollar weakens against these currencies, the dollar value of foreign-currency denominated revenue and expense increases, and when the U.S. dollar strengthens against these currencies, the dollar value of foreign-currency denominated revenue and expense decreases. We are also exposed to foreign currency risk on outstanding foreign currency denominated receivables and payables. Currency exchange rates have been especially volatile in the recent past. Accordingly, changes in foreign currency exchange rates have adversely affected and may continue to adversely affect our results of operations. For example, during 2025, we recorded $3.8 million in foreign exchange gains, net primarily related to the weakening of the U.S. dollar relative to certain foreign currencies, including the Euro and British Pound, partially offset by the weakening of the U.S. dollar relative to the Mexican Peso. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the financial impact of exchange rate fluctuations on our results of operations. Fluctuations in currency exchange rates are caused by a number of factors that are beyond our control, including a country’s political and economic policies, inflationary conditions, disruptions in the financial markets, and global economic and geopolitical conditions.

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

We are dependent on manufacturing in Mexico and could be adversely affected by that region's increased labor costs and any economic, social or political disruptions.

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

We operate in a global market and global operations are subject to a number of risks. Sales to customers outside of the U.S. composed approximately 39% of our revenues in 2025 and as our operations and sales located in Europe and other areas outside the U.S. increase, we may face new challenges and uncertainties, although we can give no assurance that such operations and sales will increase.

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

Risks Related to our Strategic Transactions

If we fail to effectively complete the integration of our acquired businesses in a manner that preserves our reputation with customers and the key aspects of our corporate culture, our business, financial condition and results of operations could be harmed.

The Smiths Medical acquisition was a significant acquisition for us and the product offerings within Smiths Medical are not product offerings that we previously offered. The success of our business will depend, in part, on our ability to realize our anticipated benefits, opportunities and synergies from combining our legacy businesses and Smiths Medical. We can provide no assurance that the anticipated benefits of the Smiths Medical acquisition will be fully realized in the time frame anticipated or at all. Integrating the operations of Smiths Medical with that of our legacy business has been and continues to be a complex, costly and time-consuming process. For example, we continue to execute several integration initiatives, including remaining enterprise systems conversions, manufacturing plant consolidation efforts and supply chain integration projects. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses could cause an interruption of, or a loss of momentum in, the activities of the combined businesses and could adversely affect the results of operations of the combined businesses. Potential difficulties that may be encountered in the integration process include the following:

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

For the Smiths Medical acquisition, we incurred a substantial amount of debt to finance the cash consideration portion and certain other amounts paid in connection with the Smiths Medical acquisition, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness.

In connection with the Smiths Medical transaction, we entered into our Existing Credit Agreement with Wells Fargo Bank and certain other financial institutions to refinance the Term Loan A and the existing Revolving Credit Facility under the Credit Agreement dated as of January 6, 2022 (as amended by Amendment No. 1, dated as of October 5, 2022, the "Existing Credit Agreement," and as further amended by the Amendment, the "Amended Credit Agreement"), which resulted in us incurring additional borrowing costs. In October 31, 2025, we amended our Existing Credit Agreement to refinance our existing Term Loan A and Revolving Credit Facilities. The amended credit facility includes a new five-year term loan A facility of $750.0 million (the "Term Loan A"), and a new five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility"). The proceeds from the new Term Loan A were primarily used by the lenders to (i) directly repay in full the $559.7 million of outstanding principal of the existing Term Loan A and (ii) directly repay $190.0 million of the outstanding balance of the Term Loan B under the Existing Credit Agreement. As a result of entering into the amended credit facility, we incurred additional borrowing costs. At December 31, 2025, our long-term debt outstanding was $1.3 billion. Our more leveraged financial position following the Smiths Medical transaction could make us more vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors. In the event that we do not have adequate capital to maintain or develop our business and need to seek additional financing, additional capital may not be available to us on a timely basis, on favorable terms, or at all. Moreover, our New Credit Facilities (defined below) have certain restrictions that may limit how we operate our business, including our ability to engage in certain transactions and incur additional indebtedness, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan. See “Business and Operating Risks - The agreements governing our debt contain a number of restrictive covenants which limit our flexibility in operating our business, finance future operations or pursue our business strategies.”

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

More recently, in November 2024, we entered into a purchase agreement (the “Agreement”) with Otsuka to form a joint venture (the “joint venture”) for our IV Solutions product line. In May 2025, we announced the completion of our joint venture and the formation of ICU Medical, Pearl LLC (n/k/a Otsuka ICU Medical LLC) with Otsuka having 60% equity interest, and us being a minority holder with a 40% equity interest. The failure for the joint venture to meet our performance and financial expectations could adversely impact our ability to meet internal forecasts and expectations. Additionally, pursuant to the terms of the Agreement, we do not have sole decision-making authority with matters related to the joint venture, or have the ability to control over the actions of Otsuka, which could result in impasses on decisions or decisions made by our partners, which we may be unable to resolve in a manner that will be favorable to us. Further, Otsuka may have economic or business interests that are, or may become, inconsistent with our interests.

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

Our cybersecurity risk management program is overseen by a cross-functional team comprised of our business-functional and IT employees. Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;

•evaluations of our readiness to assess, respond and, as applicable, recover from potential cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

•cybersecurity training to educate our employees (including senior management and incident response personnel), consultants, and other users about their individual responsibilities regarding protecting our IT systems and data;

•a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For more information, see the section titled “Risk Factor—Market and Other External Risks—Failure to protect our information technology systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Compliance Committee ("Audit Committee") oversight of cybersecurity, including management’s implementation of our cybersecurity risk management program.

On a quarterly basis, our Audit Committee receives updates from our Chief Information Officer ("CIO") with respect to the status of our cybersecurity initiatives to strengthen our cybersecurity risk management. In addition, our CIO updates the Audit Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant. Our Audit Committee discusses the potential impact of cybersecurity risks on our financial condition, results of operations or our reputation.

Our Audit Committee also periodically reports to the Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program. Board members receive periodic presentations on cybersecurity topics from our CIO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our cybersecurity risk management program is led by our CIO through our Information Security Committee (“ISC”), which includes a cross-functional group of senior leaders who are responsible for the dissemination and promotion of our cybersecurity strategy, implementation of cybersecurity objectives and top-down communication and monitoring of the risk management program as described above. Our ISC is responsible for the regular oversight of cybersecurity risks from cybersecurity threats and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our ISC facilitates communications between executive, business/process level and the implementation/operations level to coordinate the implementation of our cybersecurity risk program. The ISC team meets on a regular basis, at least quarterly and more frequently as needed, to discuss significant initiatives, critical metrics and address certain risk responses.

Our ISC members includes, among others, our CIO and our Director of IT Security, Risk and Compliance who have a combined 20 years of risk management experience encompassing cybersecurity and technology security, such as threat assessments, risk management, cybersecurity insurance, incident response, end user awareness and vulnerability management.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES

Our material properties used by us in connection with our corporate administrative operations, manufacturing, distribution, research and development and service centers as of December 31, 2025, are as follows:

Location	Approximate Square Footage	Primary Use	Owned/Leased
San Clemente, California, U.S.	39,000	Corporate Headquarters and R&D	Owned
San Clemente, California, U.S.	9,779	Corporate Headquarters	Leased
San Diego, California, U.S.	13,237	Corporate Offices and R&D	Leased
Lake Forest, Illinois, U.S.	54,298	Corporate Offices	Leased
Dublin, Ohio, U.S.	13,021	Corporate Offices	Leased
Houten, Netherlands	7,341	Corporate Offices	Leased
Rydalmere, NSW Australia	14,735	Corporate Offices/Device Service Center	Leased
Chennai, India	30,838	R&D	Leased
Plymouth, Minnesota, U.S.	19,847	Corporate Offices	Leased
Kent, United Kingdom	11,100	Corporate Offices	Leased
Grasbrunn, Germany	38,155	Corporate Offices/Device Service Center	Leased

Ensenada, Baja California, Mexico	265,021	Manufacturing	Owned
Monterrey, Mexico	100,000	Manufacturing	Owned
La Aurora, Costa Rica	626,869	Manufacturing	Owned
Salt Lake City, Utah, U.S.	440,104	Manufacturing/Device Service Center	Owned
Dublin, Ohio, U.S.	153,121	Manufacturing	Owned
Gary, Indiana, U.S.	45,416	Manufacturing	Owned
Gary, Indiana, U.S.	14,040	Manufacturing/Corporate Offices	Leased
Southington, Connecticut, U.S.	132,000	Manufacturing	Owned
Tijuana, Mexico (multiple locations)	243,935	Manufacturing	Leased
Hranice, Czech Republic	129,953	Manufacturing	Leased
Latina, Italy	62,441	Manufacturing	Owned
Keene, New Hampshire, U.S.	153,427	Warehouse/Manufacturing	Leased
Oakdale, Minnesota, U.S.	93,648	Warehouse/Device Service Center - Idle	Leased

Dallas, Texas, U.S.	610,806	Distribution Warehouse	Leased
King of Prussia, Pennsylvania, U.S.	105,611	Distribution Warehouse	Owned
Santa Fe Springs, California, U.S.	76,794	Distribution Warehouse	Owned
Wijchen, Netherlands	149,565	Distribution Warehouse	Leased
Olive Branch, Mississippi, U.S.	239,863	Distribution Warehouse	Leased

In addition to the above, we own and lease additional office and building space, research and development, and sales and support offices primarily in North America, Europe, South America, and Asia. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this Item 3. is discussed in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K in Note 15. Commitments and Contingencies to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “ICUI.”

Stockholders

As of January 31, 2026, we had 31 stockholders of record. This does not include persons whose shares are held in nominee or “street name” accounts through brokers.

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

Issuer Purchases of Equity Securities

The following is a summary of our stock repurchasing activity during the fourth quarter of 2025:

Period	Shares purchased	Average price paid per share	Shares purchased as part of a publicly announced program	Approximate dollar value that may yet be purchased under the program(1)
10/01/2025 - 10/31/2025	—	$—	—	$100,000,000
11/01/2025 - 11/30/2025	—	$—	—	$100,000,000
12/01/2025 - 12/31/2025	—	$—	—	$100,000,000
Fourth quarter 2025 total	—	$—	—	$100,000,000
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

COMPARISON OF CUMULATIVE TOTAL RETURN FROM DECEMBER 31, 2020 TO DECEMBER 31, 2025 OF ICU MEDICAL, INC., NASDAQ AND NASDAQ MEDICAL SUPPLIES INDEX
The following graph shows the total stockholder return on our common stock based on the market price of the common stock from December 31, 2020 to December 31, 2025 and the total returns of the NASDAQ U.S. Index and NASDAQ Medical Supplies Index for the same period.

200.00
150.00
100.00
50.00
0.00
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
NASDAQ U.S. Index
NASDAQ Medical Supplies Index
ICU Medical, Inc.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
ICU Medical, Inc.	100.00	110.65	73.42	46.50	72.34	66.52
Nasdaq U.S. Index	100.00	125.89	101.05	127.76	159.03	186.96
Nasdaq Medical Supplies Index	100.00	120.03	78.70	83.26	75.71	67.95

Assumes $100 invested on December 31, 2020 in ICU Medical Inc.’s common stock, the NASDAQ U.S. Index and the NASDAQ Medical Supplies Index and that all dividends, if any, were reinvested.

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

Business Overview and Highlights

We develop, manufacture, and sell innovative medical products used in infusion systems, infusion consumables and high-value critical care products used in hospital, alternate site and home care settings. Our team is focused on providing quality, innovation and value to our clinical customers worldwide. Our product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, and peripheral IV catheters; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. We also offer IV Solutions products through a commercial relationship with the joint venture.

Global Economic Challenges

In recent years, we have experienced, and may continue to experience, significant impacts to our business as a result of global economic challenges, resulting from, among other events, health pandemics and geopolitical conflicts which have resulted in fluctuating inflation rates, especially with respect to increased cost and shortages of raw materials, supply chain disruptions, higher interest rates, volatility on foreign currency exchange rates, and freight costs driven by higher fuel prices.

2025 Events

The U.S. administration has continued to engage in trade discussions and impose tariffs on imports from other countries. Certain of these tariffs have been subsequently paused or modified, and the situation remains highly fluid. For example, on July 31, 2025, the U.S. announced that the 10% baseline reciprocal tariff on imports from all countries would be raised to 15% for certain countries, including Costa Rica. More recently, the U.S. administration threatened to impose additional tariffs on European allies as a penalty for the Greenland dispute. In response, the European Union prepared a list of retaliatory tariffs; subsequently, the U.S. withdrew the proposed tariffs following diplomatic discussions.

The majority of our global revenues are from products manufactured in our Costa Rica and Mexico manufacturing facilities and imported into the U.S. Currently the vast majority of products manufactured in our Mexico facilities are exempted from tariffs under the United States-Mexico-Canada Agreement ("USMCA"). If, however, the USMCA exemptions were eliminated in the future, our tariff expense for products manufactured in Mexico would increase substantially. The tariffs as currently implemented are likely to have a material impact on our business, financial condition and results of operations through the incurrence of additional costs; however, the extent to which the imposition of tariffs, possible delays and exemptions may have a material impact remains fluid. During 2025, we incurred $33.6 million in incremental reciprocal tariffs as a result of the tariffs imposed by the U.S. Administration in 2025, of which $7.9 million was capitalized and $25.7 million was expensed.

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

Disposition of our IV Solutions Business and Prepayment of a portion of our Long-term Obligations

On April 24, 2025, pursuant to a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc. a Delaware corporation ("OPF") (described in Note 3: Assets Held For Sale and Disposal of Business to our accompanying consolidated financial statements), we completed the formation of ICU Medical Pearl LLC (n/k/a Otsuka ICU Medical LLC (the "joint venture")) and transferred the assets, liabilities and operations that comprise our IV Solutions product line to the joint venture. At the closing of the transaction on May 1, 2025, under the Agreement, we sold a 60% interest in the joint venture to OPF. The total sales price, inclusive of our final price adjustments, was $211.2 million, of which we used $200.0 million of the proceeds from the sale to pay down a portion of our outstanding Term Loan A (as defined below) long-term debt during the second quarter of 2025.

Consolidated Results of Operations

We present our consolidated statements of operations for each of the three years ended December 31, 2025, 2024 and 2023 in Item 8. Financial Statements and Supplementary Data. The following table shows, for each of the three most recent years, the respective percentages of items in our statements of operations in relation to total revenues:

	Percentage of Revenues
	2025	2024	2023
Total revenues	100%	100%	100%
Gross profit	37%	35%	33%
Selling, general and administrative expenses	28%	27%	27%
Research and development expenses	4%	4%	4%
Restructuring, strategic transaction and integration expenses	3%	3%	2%
Change in fair value of contingent earn-out	—%	—%	(1)%
Total operating expenses	35%	34%	32%
Income from operations	2%	1%	1%
Interest expense, net	(4)%	(4)%	(4)%
Other expense, net	—%	(1)%	—%
Gain on sale of business	2%	—%	—%
Income (Loss) before income taxes and equity in losses of unconsolidated affiliates	—%	(4)%	(3)%
(Provision) benefit for income taxes	—%	2%	(2)%
Net income (loss) from consolidated affiliates	—%	(6)%	(1)%
Equity in losses of unconsolidated affiliates	—%	—%	—%
Net income (loss)	—%	(6)%	(1)%

Total revenues were $2.2 billion, $2.4 billion and $2.3 billion for 2025, 2024 and 2023, respectively.

The following table sets forth, for the periods indicated, total revenue by product line as a percentage of total revenue:

	Year Ended December 31,
Product line	2025	2024	2023
Consumables	50%	44%	43%
Infusion Systems	31%	27%	28%
Vital Care	19%	29%	29%
	100%	100%	100%

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

Seasonality/Quarterly Results

There are no significant seasonal aspects to our business. We can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by customer inventory levels and production scheduling, and less by seasonality. Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue.

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

Consumables

The following table summarizes our total Consumables revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2025	2024	2023	2025 over 2024		2024 over 2023
Consumables revenue (GAAP)	$1,109.2	$1,038.9	$969.1	$70.3	6.8%	$69.8	7.2%
Impact of foreign exchange rate changes	(6.6)	2.8
Consumables revenue on a constant currency basis (non-GAAP)	$1,102.6	$1,041.7
$ Change in constant currency	$63.7	$72.6
% Change in constant currency	6.1%	7.5%

Consumables revenue increased in 2025, as compared to 2024, primarily due to new customer installations and increased demand for our Infusion Consumables, Oncology, and Tracheostomy product lines.

Consumables revenue increased in 2024, as compared to 2023, primarily due to new customer installations and increased demand for our Infusion Consumables, Vascular Access and Oncology product lines.

Infusion Systems

The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2025	2024	2023	2025 over 2024		2024 over 2023
Infusion Systems (GAAP)	$684.2	$652.4	$629.0	$31.8	4.9%	$23.4	3.7%
Impact of foreign exchange rate changes	(1.3)	20.3
Infusion Systems on a constant currency basis (non-GAAP)	$682.9	$672.7
$ Change in constant currency	$30.5	$43.7
% Change in constant currency	4.7%	6.9%

Infusion Systems revenue increased in 2025, as compared to 2024, primarily due to increased sales of LVP hardware and dedicated sets.

Infusion Systems revenue increased in 2024, as compared to 2023, primarily due to increased sales of LVP dedicated sets on a larger installed base, as well as growth in our ambulatory hardware and dedicated sets.

Vital Care

The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2025	2024	2023	2025 over 2024		2024 over 2023
Vital Care (GAAP)	$437.9	$690.7	$661.0	$(252.8)	(36.6)%	$29.7	4.5%
Impact of foreign exchange rate changes	(1.8)	2.9
Vital Care on a constant currency basis (non-GAAP)	$436.1	$693.6
$ Change in constant currency	$(254.6)	$32.6
% Change in constant currency	(36.9)%	4.9%

Vital Care revenue decreased in 2025, as compared to 2024, primarily due to lower IV Solutions sales of $213.9 million as a result of the sale of a controlling ownership interest in our IV Solutions business on May 1, 2025 (see Note 3: Assets Held For Sale and Disposal of Business to our accompanying consolidated financial statements).

Vital Care revenue increased in 2024, as compared to 2023, due to higher sales volume of IV Solutions primarily driven by a market shortage of these products in the U.S. during the fourth quarter of 2024, as explained below.

During the third quarter of 2024, a competitor’s U.S. IV solutions manufacturing facility was damaged as a result of Hurricane Helene causing a national shortage of IV solutions. In response, we actively increased production of our IV Solutions product lines in anticipation of increased demand due to the temporary market shortage. We experienced increased demand for our IV Solutions product lines in the fourth quarter of 2024.

Gross Margins

Gross margins were 36.8%, 34.6% and 32.8% for 2025, 2024 and 2023, respectively.

The increase in gross margin in 2025, as compared to 2024, was primarily driven by the impact of the sale of a 60% interest of our IV Solutions business on May 1, 2025, which is a lower margin business. Gross margin also increased as a result of price increases, the impact of foreign exchange rates, lower supply chain costs and the realization of integration synergies. These improvements were partially offset by an increase in IEEPA tariff costs of $25.7 million in 2025.

The increase in gross margin in 2024, as compared to 2023, was primarily driven by lower supply chain costs due to synergies and freight rates, price increases, reduced spend on quality remediation activities and the impact of foreign exchange rate changes which was partially offset by lower manufacturing absorption and higher inventory write-offs.

Selling, General and Administrative ("SG&A") Expenses

The following table summarizes our SG&A expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2025	2024	2023	2025 over 2024		2024 over 2023
SG&A	$625.2	$638.8	$606.7	$(13.6)	(2.1)%	$32.1	5.3%

Consolidated SG&A expenses decreased in 2025, as compared to 2024, primarily due to a decrease of $9.8 million in depreciation and amortization, $5.9 million in bad debt and warranty expense, and $5.5 million in compensation costs which when combined with other smaller category decreases, were partially offset by an increase of $8.3 million in stock based compensation and $4.9 million in professional services. Depreciation and amortization expense decreased primarily due to the disposal of certain assets related to the sale of a 60% interest of our IV Solutions business (see Note 3: Assets Held For Sale and Disposal of Business to our accompanying consolidated financial statements). Bad debt expense is adjusted quarterly, if deemed necessary, based on an assessment of our accounts receivables and our expectations regarding the collectability of those accounts. Warranty expense decreased due to the release of reserves related to certain products and lower warranty estimated reserve due to lower warranty claims expected. Compensation costs decreased primarily due to service fee income recorded in the same line as the related personnel expenses for services provided to the joint venture (see Note 3: Assets Held For Sale and Disposal of Business to our accompanying consolidated financial statements). Stock based compensation increased due to a change in the probability of meeting certain financial targets related to a performance equity award. Professional services increased primarily due to higher costs related to the use of third-party service providers supporting various projects and initiatives.

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

Research and Development ("R&D") Expenses

The following table summarizes our total R&D expenses (in millions, except percentages):

	Year Ended December 31,			$ change	% change	$ change	% change
	2025	2024	2023	2025 over 2024		2024 over 2023
R&D	$87.5	$88.6	$85.3	$(1.1)	(1.2)%	$3.3	3.9%

R&D expenses slightly decreased in 2025, as compared to 2024, primarily due to lower headcount and employment expense that support ongoing R&D projects. R&D expenses generally include compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

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

Restructuring, Strategic Transaction and Integration Expenses

Restructuring, strategic transaction and integration expenses were $66.5 million, $59.8 million and $41.3 million in 2025, 2024 and 2023, respectively.

Restructuring Charges

In 2025, we incurred restructuring charges of $30.0 million primarily related to facility closure costs and severance costs.

In 2024, we incurred restructuring charges of $19.6 million primarily related to severance costs.

In 2023, we incurred restructuring charges net of reversed accruals of $5.7 million primarily related to severance costs. We reversed approximately $1.0 million in accrued restructuring balances related to severance and facility closure costs that will not be utilized.

Strategic Transaction and Integration Expenses

In 2025 we incurred $36.5 million in strategic transaction and integration expenses primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022, and transaction costs related to the sale of a 60% interest of our IV Solutions business in the second quarter of 2025.

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

Interest expense, net

The following table presents interest expense, net (in thousands):

	Year ended December 31,
	2025	2024	2023
Interest expense	$(93,338)	$(106,541)	$(102,727)
Interest income	$10,307	$10,788	$7,508
Interest expense, net	$(83,031)	$(95,753)	$(95,219)

In 2025, 2024 and 2023, interest expense primarily includes the contractual interest incurred on borrowings under the Credit Agreement, as defined below, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 12: Long-Term Obligations in our accompanying consolidated financial statements) offset by the impact of the interest rate swaps (see Note 8: Derivatives and Hedging in our accompanying consolidated financial statements) and interest income.

Additionally, interest expense during 2025 includes the interest accretion on an unfavorable contract loss provision and a loss on debt extinguishment due to a debt refinancing which we completed in October 2025, (see Note 12: Long-Term Obligations in our accompanying consolidated financial statements).

The interest expense component decreased in 2025, as compared to 2024, primarily due to decrease in the applicable SOFR reference rate and due to lower obligation principal balances. During 2025 we prepaid $35.0 million on our Term Loan B in March 2025, $200.0 million on our Term Loan A in May 2025 using proceeds from the sale of a 60% interest of our IV Solutions business, $25.0 million on our Term Loan B in September 2025, and $30.0 million on our Term Loan B in December 2025. Additionally, the October 2025 debt refinance reduced borrowing costs in the last part of the year as $190.0 million of the lower rate Term Loan A issuance was used to settle a portion of the higher rate Term Loan B in a cashless roll.

The interest expense increased in 2024, as compared to 2023, primarily due to amortization of certain swaps.

Interest income in all years was related to interest earned on interest-bearing securities and cash holdings.

Other expense, net

The following table presents other expense, net (in thousands):

	Year ended December 31,
	2025	2024	2023
Foreign exchange gains (losses), net	$3,786	$(9,792)	$(5,918)
Loss on disposition of assets	(4,366)	(1,608)	(153)
Other miscellaneous income (expense) , net	348	(1,823)	166
Other expense, net	$(232)	$(13,223)	$(5,905)
The foreign exchange gains, net in 2025 were primarily related to the weakening of the U.S. dollar relative to certain foreign currencies, including the Euro and British Pound, partially offset by the weakening of the U.S. dollar relative to the Mexican Peso.

In 2024, other miscellaneous (expense) income, net primarily includes $2.6 million in fees associated with our accounts receivable purchase program with BMO Bank N.A. ("BMO") (see Note 16: Accounts Receivable Purchase Program).

In 2023, other miscellaneous (expense) income, net primarily includes $3.7 million in fees related to our accounts receivable purchase program (see Note 16: Accounts Receivable Purchase Program) mostly offset by a business interruption gain recognized upon receipt of insurance proceeds. We received total insurance recoveries for property damage and business interruption of $3.1 million, $2.6 million of which was related to insurance proceeds for business interruption included within other miscellaneous (expense) income, net.

Gain on Sale of Business

In 2025, we recorded a gain on the sale of business of $44.8 million comprising of the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $19.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract loss (see Note 3: Assets Held For Sale and Disposal of Business to our accompanying consolidated financial statements).

Income taxes

Income taxes were accrued at an estimated annual effective tax rate of 56%, (78)% and 62% in 2025, 2024 and 2023, respectively.

The effective tax rate in 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign income, section 162(m) excess compensation, federal and state valuation allowance, and tax credits. Additionally, the effective tax rate in 2025 included a tax benefit of $7.1 million primarily related to unrecognized tax benefits released as a result of the expiration of the statute of limitations.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $8.7 million tax expense and $2.8 million foreign currency translation and derivative instrument adjustments, for the tax years ending December 31, 2025. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods.

In December 2022, the European Union (EU) agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. All of the EU countries and some of the non-EU countries in which we operate have enacted or have announced plans to enact legislation to adopt Pillar Two. The Pillar Two legislation has been effective since our fiscal year beginning January 1, 2024. For fiscal year 2025, we considered the impact of Pillar Two in our tax provision and effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries where we operate for fiscal periods beyond 2025 as we continue to assess the impact of tax legislation in these jurisdictions.

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We will assess its future impact on our consolidated financial statements as additional guidance becomes available as uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. To the extent known, the impact is included in our tax provision and effective tax rate for the year ended December 31, 2025.

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

The effective tax rate in 2023 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign income, state income taxes, section 162(m) excess compensation, FDII, and tax credits. The effective tax rate in 2023 included a tax benefit of $9.6 million primarily related to unrecognized tax benefits released as a result of the expiration of the statute of limitations. The effective tax rate for 2023 also included a tax benefit of $0.8 million related to the excess tax benefits recognized on stock option exercises and the vesting of restricted stock units during the period. Additionally, the effective tax rate for 2023 included a tax benefit of $6.5 million related to U.S. federal and state return-to-provision adjustments net of related tax reserves. The adjustments related to primarily to changes in estimates for the research and development credit and foreign tax credits. Lastly, the effective tax rate 2023 included the tax impact of the revaluation of contingent consideration of $16.2 million.

Equity in Earnings of Unconsolidated Affiliates

In 2025, we recorded equity in losses of unconsolidated affiliates of $(1.2) million related to our 40% proportionate share of the earnings of the joint venture (see Note 3: Assets Held For Sale and Disposal of Business to our accompanying consolidated financial statements).

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

Funds generated from operations are held in cash and cash equivalents. During 2025, our cash and cash equivalents and short-term investment securities decreased by $0.6 million from $308.6 million at December 31, 2024 to $308.0 million at December 31, 2025. This slight decrease was primarily due to cash generated from operations offset by principal payments made during 2025 consisting of (i) $47.8 million payment on our Term Loan A and Term Loan B during the first quarter of 2025 (ii) $200.0 million of the $209.5 million received in cash consideration for the sale of a 60% interest in our IV Solutions business used to pay down a portion of our Term Loan A during the second quarter of 2025 (iii) $25.0 million payment on Term Loan B during the third quarter of 2025 and (iv) $30.0 million payment on Term Loan B during the fourth quarter of 2025.

Credit Facilities and Access to Capital

As discussed in Note 12: Long-Term Obligations to our accompanying consolidated financial statements, on October 31, 2025, we amended our Existing Credit Agreement to refinance our existing Term Loan A and Revolving Credit Facilities. The amended credit facility includes a new five-year term loan A facility of $750.0 million (the "Term Loan A"), and a new five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility"). The proceeds from the new Term Loan A were primarily used by the lenders to (i) directly repay in full the $559.7 million of outstanding principal of the existing Term Loan A and (ii) directly repay $190.0 million of the outstanding balance of the Term Loan B under the Existing Credit Agreement. The outstanding aggregate principal amount of the term loans is $1.3 billion as of December 31, 2025, which includes the Term Loan A that will mature in October 2030 and the Term Loan B that will mature in January 2029. The proceeds of future borrowings under the Revolving Credit Facility, which expires in October 2030, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes. There are no outstanding borrowings under the Revolving Credit Facility as of December 31, 2025. As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

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

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the Revolving Credit Facility. Specifically, we were required to maintain a Senior Secured Leverage Ratio of no more than 4.00 to 1.00 and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 12: Long-Term Obligations to our accompanying consolidated financial statements). We were in compliance with these financial covenants as of December 31, 2025.

In January 2023, we entered into a receivables purchase agreement with Bank of the West, which was subsequently acquired by BMO Bank, N.A. ("BMO") in February 2023. This agreement accelerates our access to capital, which we utilize on an as needed basis (see Note 16: Accounts Receivable Purchase Program).

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations, the funds received and accessible under the New Credit Facilities and funds received under the accounts receivable program will provide us with sufficient liquidity to finance our cash requirements for the next twelve months and the foreseeable future. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. Risk Factors for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

Our capital expenditures relate to the expansion and maintenance of our business. While we can provide no assurances, we estimate that our capital expenditures in 2026 will be in the range of $85 million to $100 million. We anticipate making additional investments in machinery and equipment in our manufacturing operations in Costa Rica, Europe, Mexico and the U.S. to support new and existing products and in infusion pumps that get placed with customers outside the U.S. We expect to use our cash and cash equivalents to fund our capital expenditures. Amounts of spending are estimates and actual spending may substantially differ from those amounts.

Contractual Obligations

Our principal commitments at December 31, 2025 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, see Note 6: Leases in our accompanying consolidated financial statements.

Long-term Debt Obligations

In January 2022, we incurred borrowings under the Senior Secured Credit Facilities to finance the Smiths Medical acquisition. On October 31, 2025 (the "Closing Date"), we entered into an Amendment No. 2 to our Credit Agreement (the "Amendment"), whereby we refinanced our Term Loan A and our Revolving Credit Facility under our existing Credit Agreement dated as of January 6, 2022 (as amended by Amendment No. 1, dated as of October 5, 2022, the "Existing Credit Agreement" and as further amended by the Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement includes new credit facilities (the "New Credit Facilities") that consists of a $750.0 million senior secured Term Loan A and a new $500.0 million revolving credit facility (the "New Revolving Facility"). The proceeds from and commitments under the

New Credit Facilities were used to (i) repay the outstanding principal amount of the Term Loan A of $559.7 million and refinance the existing Revolving Credit Facility (collectively, the "Refinancing") under the Existing Credit Agreement (ii) repay $190.0 million of the outstanding balance of the Term Loan B under the Existing Credit Agreement and (iii) to finance the payment of fees and expenses incurred in connection with the Refinancing. The New Credit Facilities mature five years from the Closing Date, subject to a springing maturity provision under which the New Credit Facilities will mature 91 days prior to the maturity date of the Term Loan B if the maturity date of the Term Loan B is less than 91 days after the scheduled maturity of the New Credit Facilities at that time. This provision could accelerate the maturity of the Term Loan A and New Revolving Facility, requiring earlier repayment. We are monitoring our liquidity position to ensure we can address this potential earlier repayment obligation.

Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an applicable margin on of 1.75% for term loan A and 2.25% for term loan B and the revolver commitment fees were estimated using a rate of 0.25%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 12: Long-Term Obligations in our accompanying consolidated financial statements for pricing grids related to the New Credit Facilities).

Fiscal 2025 Principal Pre-Payments

In 2025, we made total prepayments of $290.0 million. This comprised of (i) a $30.0 million prepayment on Term Loan B in the fourth quarter (ii) a $25.0 million prepayment on Term Loan B in the third quarter (iii) a $200 million prepayment on Term Loan A during the second quarter funded by the proceeds from the sale of our IV Solutions business (see Note 3: Assets Held For Sale and Disposal of Business) and (iv) a $35.0 million prepayment on Term Loan B in the first quarter. Due to these prepayments, there is no principal payments due on Term Loan B until 2029.

The principal repayment obligations, estimated interest payments and revolver commitment fee payments are estimated in the below table. We expect to fund these obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	2026	2027	2028	2029	2030	Thereafter
Term Loan A Principal Payments*	$18.8	$18.8	$37.5	$37.5	$637.5	$—
Term Loan A Interest Payments*	39.4	33.4	32.3	30.4	28.4	—
Term Loan B Principal Payments	—	—	—	544.5	—	—
Term Loan B Interest Payments	33.5	30.0	30.1	0.5	—	—
Revolver Commitment Fee	1.1	1.0	1.0	1.0	1.0	—
	$92.8	$83.2	$100.9	$613.9	$666.9	$—

*The Term Loan A principal and interest payments in the above table are subject to the springing maturity clause described in Exhibit 10.1 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

Other Future Capital Investments

In connection with the January 2022 acquisition of Smiths Medical, we estimate the investment needed in 2026 for restructuring and integration expenses along with spending to support quality systems and quality compliance objectives to be in the range of $60 million to $80 million, which includes acquired accrued field action liabilities. We expect to fund these obligations with our cash and cash equivalents and cash generated from our operations.

Contingent Payments

In 2015, the Italy Medical Device Payback ("IMDP") was enacted in Italy, which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the IMDP. In September 2025, the Italian government enacted a law that allows medical device companies to settle certain historical periods (2015-2018) for 25% of the original assessed value. During the third quarter of 2025, we settled the liability related to the 2015-2018 historical periods and paid $2.5 million. Additionally, we recorded a release of $3.8 million in previously established reserves. The release is included in total revenues in our consolidated statements of operations. See Note 11: Accrued Liabilities to our accompanying consolidated financial statements for details on amounts accrued for potential payments related to the IMDP.

We expect to fund our capital expenditures and contractual obligations with our existing cash and cash equivalents and cash generated from our future operations.

Historical Cash Flows

Cash Flows from Operating Activities

Our cash provided by operations was $179.8 million in 2025. The changes in operating assets and liabilities included an $8.9 million decrease in accounts receivable and a $7.0 million increase in accounts payable. Offsetting these amounts was a $26.3 million increase in inventories, a $11.0 million increase in prepaid expenses and other current assets, a $7.0 million increase in other assets, $37.0 million decrease in accrued liabilities, and $24.8 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts receivable was primarily due to the amount and timing of revenue. The increase in accounts payable was due to the timing of payments. The increase in inventory was primarily to build inventory safety stock levels and the impact of the capitalization of tariffs. The increase in prepaid expenses and other current assets was primarily due to an increase in the payment of miscellaneous prepaid invoices. The increase in other assets was due to the purchase of spare parts. The decrease in accrued liabilities was primarily due to utilization of field service action reserve. The net changes in income taxes was a result of the timing of payments, recording of the current deferred provision, and valuation allowance.

Our cash provided by operations was $204.0 million in 2024. The changes in operating assets and liabilities included a $46.8 million increase in accounts receivable, a $23.2 million increase in other assets, and $8.8 million increase in prepaid expenses and other current assets. Offsetting these amounts was a $20.7 million increase in accrued liabilities, a $16.8 million decrease in inventories, a $12.5 million increase in accounts payable and $26.2 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The increase in accounts receivable was primarily due to the amount and timing of revenues and we sold less receivables under our accounts receivable purchase program with BMO as we did not utilize the program during the fourth quarter of 2024 (see Note 16: Accounts Receivable Purchase Program). The increase in other assets was due to the purchase of spare parts. The increase in prepaid expenses and other current assets was primarily attributable to deferred costs related to infusion pumps sold and insurance and property taxes. The net change in income taxes was a result of recording the current deferred provision and the timing of payments. The primary drivers for the net increase in accrued liabilities was primarily due to accrued employee costs, accrued restructuring costs and distributor rebates partially offset by operating lease payments. The decrease in inventory was primarily due to our focus on reducing inventory levels.

Our cash provided by operations was $166.2 million in 2023. The changes in operating assets and liabilities included a $48.6 million decrease in accounts receivable and a $11.7 million decrease in prepaid expenses and other current assets. Offsetting these amounts was a $6.1 million increase in inventories, a $68.3 million decrease in accounts payable, a $24.7 million increase in other assets, a $14.5 million decrease in accrued liabilities, and $82.4 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with BMO (see Note 16: Accounts Receivable Purchase Program). The decrease in prepaid expenses and other current assets was primarily attributable to insurance, property taxes, and prepaid vendor expenses. The increase in inventory was primarily to build inventory safety stock levels. The decrease in accounts payable was due to the timing of payments. The increase in other assets was due to the purchase of spare parts. The primary drivers for the net decrease in accrued liabilities was primarily due to payments for field corrective actions, operating lease liabilities and distributor rebates as well as a decrease in deferred revenue offset partially by increases in accrued employee costs. The net changes in income taxes was a result of recording the current deferred provision and the timing of payments.

Cash Flows from Investing Activities

The following table summarizes the changes in our investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2025	2024	2023	2025	2024
Investing Cash Flows:
Purchases of property, plant and equipment	$(88,043)	$(79,373)	$(83,893)	$(8,670)	$4,520	(1)
Proceeds from sale of business	211,185	—	—	211,185	—	(2)
Proceeds from sale of assets	8,059	746	1,501	7,313	(755)	(3)
Intangible asset additions	(8,972)	(10,833)	(9,777)	1,861	(1,056)
Proceeds from sale of investment securities	—	500	4,222	(500)	(3,722)	(4)
Net cash provided by (used in) investing activities	$122,229	$(88,960)	$(87,947)	$211,189	$(1,013)
__________________________
(1)    Our purchases of property, plant and equipment will vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2)    In 2025, we sold a 60% ownership interest in our IV Solutions business to OPF, see Note 3: Assets Held For Sale and Disposal of Business to our accompanying consolidated financial statements.
(3)    Primarily relates to the sale of our warehouse/manufacturing property in Keene, New Hampshire in 2025.
(4)    Proceeds from the sale of our investment securities will vary based on the maturity dates of the investments.

Cash Flows from Financing Activities

The following table summarizes the changes in our financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2025	2024	2023	2025	2024
Financing Cash Flows:
Proceeds from issuance of long-term debt	$313	$—	$—	$313	$—	(1)
Payments of lender debt issuance costs	(2,825)	—	—	$(2,825)	$—	(2)
Principal payments on long-term debt	(302,750)	(51,000)	(29,688)	(251,750)	(21,312)	(3)
Payment of third-party debt issuance costs	(1,555)	—	—	(1,555)	—	(4)
Proceeds from exercise of stock options	6,106	10,939	4,022	(4,833)	6,917	(5)
Payments on finance leases	(2,048)	(1,147)	(963)	(901)	(184)
Payment of contingent earn-out	—	(2,600)	—	2,600	(2,600)	(6)
Tax withholding payments related to net share settlement of equity awards	(8,766)	(11,992)	(9,350)	3,226	(2,642)	(7)
Net cash used in financing activities	$(311,525)	$(55,800)	$(35,979)	$(255,725)	$(19,821)
__________________________
(1)    During 2025, we refinanced the existing Term Loan A and the existing Revolving Credit Facility (see Note 12: Long-Term Obligations to our accompanying consolidated financial statements for additional information). The proceeds represent the incremental borrowings resulting from the refinancing.
(2)    Relates to lender debt issuance costs in connection with entering into New Credit Facilities.
(3)    Relates to scheduled principal payments and prepayments on the Senior Secured Credit Facilities. In March 2025, we prepaid $35.0 million on our Term Loan B. In May 2025, we used $200.0 million received from the sale of a 60% interest in our IV Solutions business to pay down a portion of our Term Loan A. In September 2025, we prepaid $25.0 million on Term Loan B. In December 2025, we prepaid $30.0 million on our Term Loan B.
(4)    Relates to third-party debt issuance costs in connection with entering into the New Credit Facilities.
(5) Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(6) During the first quarter of 2024, we paid $3.4 million in cash related to the settlement of a contingent earn-out to one of our international distributors. Of the $3.4 million, the amount recorded as the acquisition date fair value, which is considered financing cash flows, was $2.6 million (see Note 9: Fair Value Measurements).

(7)    In 2025, our employees surrendered 61,693 shares of our common stock from vested restricted stock awards as consideration for approximately $8.8 million in minimum statutory withholding obligations paid on their behalf. In 2024, our employees surrendered 114,787 shares of our common stock from vested restricted stock awards as consideration for approximately $12.0 million in minimum statutory withholding obligations paid on their behalf. In 2023, our employees surrendered 59,377 shares of our common stock from vested restricted stock awards as consideration for approximately $9.4 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorized the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of December 31, 2025, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 12: Long-Term Obligations in our accompanying consolidated financial statements).

New Accounting Pronouncements

See Note 1: Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. In preparing our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments on a regular basis and apply our accounting policies on a consistent basis. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, and accounts receivable have the most potential impact on our consolidated financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our variable-rate term loans and revolving credit facility are exposed to changes in interest rates.

The term loan A facility currently bears interest based on Term SOFR plus an applicable margin of 1.75% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.25%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from December 31, 2025, the additional annual interest expense or savings related to the existing term loans would be approximately $12.9 million before considering any offsetting impacts of our interest rate swaps.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027 and we pay a fixed rate of 1.32% and receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026 and we pay a fixed rate of 1.17% and receive the greater of 3-month USD SOFR or 0.35%. In June 2023, we entered into an additional swap with a notional amount of $300.0 million with a maturity date of June 30, 2028 and we pay a fixed rate of 3.8765% starting on June 30, 2023 and receive 3-month USD SOFR. (see Note 8: Derivatives and Hedging Activities to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

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

We use foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Czech Koruna, Japanese Yen, Swedish Krona, Danish Krone, Chinese Renminbi, Canadian Dollar, U.S. Dollar, and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 8: Derivatives and Hedging Activities to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign exchange rates. At December 31, 2025, the effect of a hypothetical 10% weakening in the actual foreign exchange rates used for the applicable currencies would result in an estimated increase in the fair value of these outstanding derivatives contracts by approximately $0.7 million. The sensitivity analysis recalculates the fair value of the exchange contracts outstanding at December 31, 2025 using the actual forward rates at December 31, 2025, which are then adjusted to be 10% weaker for each respective currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICU Medical, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 19, 2026

We have served as the Company's auditor since 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ICU Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ICU Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 19, 2026

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value data and treasury shares)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$307,963	$308,566
Accounts receivable, net of allowance of $14,383 and $12,977 at December 31, 2025 and 2024, respectively	180,515	182,828
Inventories	615,859	584,676
Prepaid expenses and other current assets	86,217	81,531
Assets held for sale	—	284,382
TOTAL CURRENT ASSETS	1,190,554	1,441,983

PROPERTY, PLANT AND EQUIPMENT, net	451,817	442,746
OPERATING LEASE RIGHT-OF-USE ASSETS	54,470	53,295
GOODWILL	1,499,754	1,432,772
INTANGIBLE ASSETS, net	633,559	740,789
DEFERRED INCOME TAXES	25,891	24,211
OTHER ASSETS	62,877	65,097
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	131,586	3,038
TOTAL ASSETS	$4,050,508	$4,203,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$154,374	$148,020
Accrued liabilities	315,337	306,923
Current portion of long-term debt	18,750	51,000
Income tax payable	10,400	17,328
Liabilities held for sale	—	32,911
TOTAL CURRENT LIABILITIES	498,861	556,182

LONG-TERM DEBT	1,265,917	1,531,858
OTHER LONG-TERM LIABILITIES	89,536	66,745
DEFERRED INCOME TAXES	37,756	48,814
INCOME TAX LIABILITY	34,613	35,097
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized—500 shares; Issued and outstanding— none	—	—
Common stock, $0.10 par value; Authorized—80,000 shares; Issued—24,688 and 24,518 shares at December 31, 2025 and 2024, respectively, and outstanding—24,688 and 24,517 shares at December 31, 2025 and 2024, respectively	2,469	2,452
Additional paid-in capital	1,465,118	1,412,118
Treasury stock, at cost (172 and 571 shares, respectively)	(22)	(92)
Retained earnings	690,890	690,158
Accumulated other comprehensive loss	(34,630)	(139,401)
TOTAL STOCKHOLDERS' EQUITY	2,123,825	1,965,235
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,050,508	$4,203,931
The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
TOTAL REVENUES	$2,231,262	$2,382,046	$2,259,126
COST OF GOODS SOLD	1,409,223	1,557,264	1,519,253
GROSS PROFIT	822,039	824,782	739,873
OPERATING EXPENSES:
Selling, general and administrative	625,210	638,762	606,693
Research and development	87,495	88,615	85,344
Restructuring, strategic transaction and integration	66,505	59,840	41,258
Change in fair value of contingent earn-out	—	(5,399)	(16,247)
TOTAL OPERATING EXPENSES	779,210	781,818	717,048
INCOME FROM OPERATIONS	42,829	42,964	22,825
INTEREST EXPENSE, NET	(83,031)	(95,753)	(95,219)
OTHER EXPENSE, NET	(232)	(13,223)	(5,905)
GAIN ON SALE OF BUSINESS	44,792	—	—
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	4,358	(66,012)	(78,299)
(PROVISION) BENEFIT FOR INCOME TAXES	(2,437)	(51,676)	48,644
NET INCOME (LOSS) FROM CONSOLIDATED COMPANIES	$1,921	$(117,688)	$(29,655)
EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	(1,189)	—	—
NET INCOME (LOSS)	$732	$(117,688)	$(29,655)
NET INCOME (LOSS) PER SHARE
Basic	$0.03	$(4.83)	$(1.23)
Diluted	$0.03	$(4.83)	$(1.23)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,640	24,388	24,091
Diluted	24,904	24,388	24,091

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year ended December 31,
	2025	2024	2023
NET INCOME (LOSS)	$732	$(117,688)	$(29,655)
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $(727), $0 and $(5,951) for the years ended December 31, 2025, 2024 and 2023, respectively	(15,206)	(16,162)	(18,895)
Foreign currency translation adjustment, net of tax of $0 for all periods	119,917	(70,158)	46,189
Other adjustments, net of tax of $0 for all periods	60	—	603
Other comprehensive income (loss), net of tax	104,771	(86,320)	27,897
COMPREHENSIVE INCOME (LOSS)	$105,503	$(204,008)	$(1,758)

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, January 1, 2023	23,995	$2,399	$1,331,249	$(243)	$837,501	$(80,978)	$2,089,928
Issuance of restricted stock and exercise of stock options	208	15	(5,324)	9,331	—	—	4,022
Tax withholding payments related to net share settlement of equity awards	(59)	—	—	(9,350)	—	—	(9,350)
Stock compensation	—	—	40,563	—	—	—	40,563
Other comprehensive income, net of tax	—	—	5	—	—	27,897	27,902
Net loss	—	—	—	—	(29,655)	—	(29,655)
Balance, December 31, 2023	24,144	2,414	1,366,493	(262)	807,846	(53,081)	2,123,410
Issuance of restricted stock and exercise of stock options	489	38	(1,261)	12,162	—	—	10,939
Tax withholding payments related to net share settlement of equity awards	(115)	—	—	(11,992)	—	—	(11,992)
Stock compensation	—	—	46,883	—	—	—	46,883
Other comprehensive income (loss), net of tax	—	—	3	—	—	(86,320)	(86,317)
Net loss	—	—	—	—	(117,688)	—	(117,688)
Balance, December 31, 2024	24,518	2,452	1,412,118	(92)	690,158	(139,401)	1,965,235
Issuance of restricted stock and exercise of stock options	232	17	(2,747)	8,836	—	—	6,106
Tax withholding payments related to net share settlement of equity awards	(62)	—	—	(8,766)	—	—	(8,766)
Stock compensation	—	—	55,758	—	—	—	55,758
Other comprehensive (loss) income, net of tax	—	—	(11)	—	—	104,771	104,760
Net income	—	—	—	—	732	—	732
Balance, December 31, 2025	24,688	$2,469	$1,465,118	$(22)	$690,890	$(34,630)	$2,123,825

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$732	$(117,688)	$(29,655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	200,741	219,512	228,774
Noncash lease expense	17,251	21,344	21,910
Stock compensation	55,758	46,883	40,563
Loss on disposal or write-off of property, plant and equipment	5,900	2,522	2,109
Debt issuance cost amortization	6,178	6,807	6,814
Change in fair value of contingent earn-out	—	(5,399)	(16,247)
Undistributed equity in loss of unconsolidated affiliates	1,189	—	—
Net gain on sale of business	(44,792)	—	—
Loss on extinguishment of debt	2,463	—	—
Other	24,471	32,621	47,536
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	8,876	(46,844)	48,635
Inventories	(26,252)	16,829	(6,079)
Prepaid expenses and other current assets	(10,958)	(8,829)	11,672
Other assets	(6,982)	(23,154)	(24,695)
Accounts payable	6,998	12,531	(68,301)
Accrued liabilities	(36,967)	20,668	(14,479)
Income taxes, including excess tax benefits and deferred income taxes	(24,759)	26,230	(82,356)
Net cash provided by operating activities	179,847	204,033	166,201
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(88,043)	(79,373)	(83,893)
Proceeds from sale of business	211,185	—	—
Proceeds from sale of assets	8,059	746	1,501
Intangible asset additions	(8,972)	(10,833)	(9,777)
Proceeds from sale of investment securities	—	500	4,222
Net cash provided by (used in) investing activities	122,229	(88,960)	(87,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	313	—	—
Payments of lender debt issuance costs	(2,825)	—	—
Principal repayments of long-term debt	(302,750)	(51,000)	(29,688)
Payment of third-party debt issuance costs	(1,555)	—	—
Proceeds from exercise of stock options	6,106	10,939	4,022
Payments on finance leases	(2,048)	(1,147)	(963)
Payment of contingent earn-out	—	(2,600)	—
Tax withholding payments related to net share settlement of equity awards	(8,766)	(11,992)	(9,350)
Net cash used in financing activities	(311,525)	(55,800)	(35,979)
Effect of exchange rate changes on cash	8,846	(4,929)	3,163
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(603)	54,344	45,438
CASH AND CASH EQUIVALENTS, beginning of period	308,566	254,222	208,784
CASH AND CASH EQUIVALENTS, end of period	$307,963	$308,566	$254,222

 The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Amounts in thousands)

	Year ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$83,742	$99,717	$95,913

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Purchases of property, plant, and equipment in accounts payable	$4,453	$7,443	$6,570

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of long-term debt to refinance existing credit facility	$750,000
Direct payoff of a portion of the existing credit facility	$(749,687)
Net cash proceeds from issuance of long-term debt	$313

Equity method investment - noncash (see Note 3)	$129,851

The accompanying notes are an integral part of these consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ICU Medical, Inc. ("ICU" or "we"), a Delaware corporation, develops, manufactures and sells innovative medical products used in infusion therapy, vascular access, and vital care applications. ICU's product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, and peripheral IV catheters; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. We also offer IV Solutions products through a commercial relationship with the joint venture.

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

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. On the consolidated balance sheet, we combined prepaid income taxes with the "prepaid expenses and other current assets" line item. On the consolidated statement of cash flows, we combined provision for doubtful accounts, provision for warranty, returns and field action, and usage of spare parts with the "other" line item. In Note 10: Prepaid Expenses and Other Current Assets we combined deferred tax charge, foreign exchange contracts, and VAT/GST receivable with the "other" line item. In Note 11: Accrued Liabilities we combined operating lease liability, restructuring accrual, accrued sales taxes and other taxes, accrued freight, accrued audit and professional services, distribution fees, warranties and returns, legal accrual, defined benefit plan, foreign exchange forward contracts, and accrued interest with the "other" line item. These reclassifications were made to conform to current year presentation and had no impact on the reported results of operations.

Segment Reporting

We operate as a single operating and reportable segment. Our Chief Operating Decision Maker ("CODM"), the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing performance. See Note 5: Segment Data.

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

Inventories consist of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$265,383	$265,275
Work in process	38,097	37,528
Finished goods	312,379	281,873
Total	$615,859	$584,676

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2025	2024
Machinery and equipment	$434,959	$400,861
Land, building and building improvements	176,972	177,089
Molds	107,296	96,318
Computer equipment and software	116,259	122,208
Furniture and fixtures	23,055	27,871
Instruments placed with customers(1)	148,441	124,290
Construction in progress	90,748	87,006
Total property, plant and equipment, cost	1,097,730	1,035,643
Accumulated depreciation	(645,913)	(592,897)
Property, plant and equipment, net	$451,817	$442,746
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

We capitalize expenditures that materially increase the life of the related assets; maintenance and repairs are expensed as incurred. The costs and related accumulated depreciation applicable to property, plant and equipment sold or retired are removed from the accounts and any gain or loss is reflected in the statements of operations at the time of disposal. Depreciation expense was $69.3 million, $85.2 million and $96.7 million in 2025, 2024 and 2023, respectively, of which $62.2 million, $73.7 million, and $75.4 million, respectively, are included in cost of goods sold.

Goodwill

We test goodwill for impairment on an annual basis in the month of November, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, based on an assessment of relevant qualitative factors, we determine that this is not the case, then the quantitative impairment test is not required to be performed. Conversely, if we determine based on the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we will perform the quantitative impairment test. For the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying amount, the goodwill of the reporting unit is determined to be impaired. An impairment charge is recorded in an amount equal to the excess of the carrying amount over its estimated fair value, limited to the total amount of goodwill allocated to the reporting unit. In 2025, we performed a qualitative assessment and concluded that it was more likely than not that the fair value of our reporting unit exceeded its carrying amount, and therefore, no further impairment testing was required. We concluded that there was no impairment of goodwill during fiscal 2025, 2024, or 2023.

The following table presents the changes in the carrying amount of our goodwill for 2025, 2024 and 2023 (in thousands):

Total
Balance as of January 1, 2023	$1,449,258
Currency translation	23,188
Balance as of December 31, 2023	1,472,446
Currency translation	(39,674)
Balance as of December 31, 2024	1,432,772
Currency translation	66,982
Balance as of December 31, 2025	$1,499,754

Intangible Assets

Intangible assets, carried at cost less accumulated amortization and amortized on a straight-lined basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	December 31, 2025
		Cost	Accumulated Amortization	Net
Patents	10	$40,582	$25,455	$15,127
Customer contracts	12	9,959	7,356	2,603
Non-contractual customer relationships	8	561,199	304,287	256,912
Trademarks	1	5,425	5,425	—
Trade name	15	18,249	9,574	8,675
Developed technology(1)	10	637,589	293,506	344,083
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,282,103	$654,703	$627,400

Internally developed software(2)		$6,159		$6,159

Total intangible assets		$1,288,262	$654,703	$633,559
_______________________________
(1)    Developed technology primarily consists of acquired patented technologies and internally developed software. Upon completion of development, the assets are amortized over their estimated useful lives.
(2)    Internally developed software will be reclassified to developed technology and amortized when the projects are complete and the assets are ready for their intended use. During 2025, we reclassified $11.4 million to developed technology.

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

Amortization expense was $131.4 million, $134.3 million and $132.1 million in 2025, 2024 and 2023, respectively, of which $4.5 million, $1.7 million, and $— million, respectively, are included in cost of goods sold.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2025, estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

2026	$136,384
2027	120,367
2028	119,768
2029	116,676
2030	54,191
Thereafter	80,014
Total	$627,400

Our intangible assets that are not subject to amortization are reviewed annually for impairment or more often if there are indications of possible impairment. We perform our annual intangible assets impairment test in November of each year. We did not have any intangible asset impairments in 2025, 2024 or 2023.

Long-Lived Assets

We periodically evaluate the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk. We did not have any long-lived asset impairments in 2025, 2024 or 2023.

Assets Held for Sale

We classify a long-lived asset or disposal groups as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and immediately recognize any estimated losses. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. Each reporting period that a long-lived asset or disposal group remains as held for sale, the carrying value of the long-lived asset or disposal group is adjusted for subsequent changes in fair value less cost to sell, losses are recognized for a subsequent write-down to fair value less cost to sell and gains are recognized for an increase in fair value less cost to sell although limited to the amount of any previous cumulative losses recognized. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale. See Note 3: Assets Held For Sale and Disposal of Business.

Investments

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On April 24, 2025, the Company completed the formation of ICU Medical Pearl LLC (n/k/a Otsuka ICU Medical LLC (“joint venture”)) and transferred the assets, liabilities and operations that comprise the IV Solutions business to the joint venture. Pursuant to the agreement, we sold 60% of our IV Solutions business to Otsuka Pharmaceutical Factory America, Inc. a Delaware corporation ("OPF") and the Company retained 40% ownership interest in the business. The initial investment, which includes a step up in basis on the retained 40% interest of $19.4 million, was recorded in the amount of $129.9 million. As provided under the joint venture's Operating Agreement, each of OPF and the ICU Medical Entities have been granted certain exclusive call and put options, respectively, with respect to the ICU Medical Entities' remaining ownership interest in the joint venture. Such options are exercisable at certain specified dates and for such amounts as are set forth in the Operating Agreement beginning five years after the transaction closing. If exercised, they could effectively eliminate the Company’s ownership interest. See Note 3: Assets Held for Sale and Disposal of Business for more information.

We also own approximately 20.0% non-marketable equity interest in a nonpublic company and entered into a three-year distribution agreement where we have the exclusive rights to market, sell and distribute the company's products in exchange for a cash payment of $3.3 million. In addition, we were granted an exclusive license for all of the seller's intellectual property. At the expiration of the distribution agreement we have the right but not the obligation to acquire the remaining interest in the business.

Our investment in unconsolidated affiliates consist of the following (in thousands):

	As of December 31,
	2025	2024
Otsuka ICU Medical LLC	$128,662	$—
Other equity method investment	2,924	3,038
	$131,586	$3,038

Our recorded share of the investee's loss was $1.3 million for the year ended December 31, 2025. Our recorded share of the investee's loss was not material for the years ended December 31, 2024 and 2023. We did not receive any dividend distributions from these investments during 2025, 2024 and 2023.

Income Taxes

Deferred taxes are determined based on the differences between the financial statements and the tax bases using rates as enacted in the laws. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.

We recognize interest and penalties related to unrecognized tax benefits in the tax provision (see Note 13: Income Taxes for accrued interest and penalties). We recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Arrangements with Multiple Deliverables

In certain circumstances, we enter into arrangements in which we provide multiple deliverables to our customers. These bundled arrangements typically consist of the sale of infusion systems equipment, along with annual software licenses and related software implementation services, software maintenance services and extended warranties. Our most significant judgments related to these arrangements are (i) identifying the various performance obligations and (ii) estimating the relative standalone selling price of each performance obligation, typically using a directly observable method or calculated on a cost plus margin basis method. Revenue related to the bundled equipment, software and software implementation services are typically combined into a single performance obligation and recognized upon implementation. As annual software licenses are renewed, we recognize revenue for the license at a point in time, at the start of each annual renewal period. The transaction price allocated to the extended service-type warranty is recognized as revenue over the period the warranty service is provided. Consumables and IV Solutions are separate performance obligations, recognized at a point in time.

Shipping Costs

Costs to ship finished goods to our customers are included in cost of goods sold on the consolidated statements of operations.

Post-retirement and Post-employment Benefits

We sponsor a Section 401(k) retirement plan ("plan") for employees. Our contributions to our 401(k) plan were approximately $16.9 million, $19.1 million and $19.2 million in 2025, 2024 and 2023, respectively. We also have post-retirement and post-employment obligations related to employees located in certain international countries. These obligations are immaterial to our financial statements taken as a whole.

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

Interest expense, net

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents interest expense, net (in thousands):

	As of December 31,
	2025	2024	2023
Interest expense	$(93,338)	$(106,541)	$(102,727)
Interest income	10,307	10,788	7,508
Interest expense, net	$(83,031)	$(95,753)	$(95,219)

Other expense, net

The following table presents other expense, net (in thousands):

	As of December 31,
	2025	2024	2023
Foreign exchange gains (losses), net	$3,786	$(9,792)	$(5,918)
Loss on disposition of assets	(4,366)	(1,608)	(153)
Other miscellaneous income (expense) , net	348	(1,823)	166
Other expense, net	$(232)	$(13,223)	$(5,905)

In 2024, other miscellaneous income (expense), net primarily includes $(2.6) million in fees related to our accounts receivable purchase program

Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus any dilutive potential securities. Dilutive potential securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options that are anti-dilutive, where their exercise price exceeds the average market price of the common stock, are not included in the treasury stock method calculation. Restricted stock units that are anti-dilutive are not included in the treasury stock method. Due to the net loss for the years ended December 31, 2024 and 2023, both basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period. With net losses the inclusion of any potential securities is antidilutive, accordingly, basic and diluted net loss per share are the same in periods with losses.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$732	$(117,688)	$(29,655)
Weighted-average number of common shares outstanding (basic)	24,640	24,388	24,091
Dilutive securities	264	—	—
Weighted-average common and common equivalent shares outstanding (diluted)	24,904	24,388	24,091
EPS — basic	$0.03	$(4.83)	$(1.23)
EPS — diluted	$0.03	$(4.83)	$(1.23)

Total anti-dilutive stock options and restricted stock awards (shares in thousands)	40	42	129

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging. The guidance aims to more closely align hedge accounting with the economics of an entity's risk management activities and to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This update will be effective for fiscal years beginning after December 15, 2026, and interim periods periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the effect of this update on the Company's consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update expand disclosures in an entity’s income tax rate reconciliation table and cash taxes paid information. The update was effective for annual periods beginning with the Company's fiscal year 2025. The Company adopted the requirements of this ASU in Note 13: Income Taxes of this Annual Report.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us during the year.

NOTE 2. RESTRUCTURING, STRATEGIC TRANSACTION AND INTEGRATION

Restructuring, strategic transaction and integration expenses were $66.5 million, $59.8 million and $41.3 million in 2025, 2024 and 2023, respectively.

Restructuring

Restructuring charges net of any reversed accruals were $30.0 million, $19.6 million and $5.7 million in 2025, 2024 and 2023, respectively, which are included in the above restructuring, strategic transaction and integration expenses in our consolidated statement of operations.

In 2025, we incurred restructuring charges primarily related to facility closure costs and severance expenses. We adjusted certain severance restructuring accrued balances, shown in the table below under "Other adjustments", to reclass prior year accrued restructuring charges for estimated severance costs to other accounts.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2024, we incurred restructuring charges primarily related to severance expenses. We adjusted certain severance restructuring accrued balances, shown in the table below under "Other adjustments", as a result of merging Smiths Medical entities during 2024.

In 2023, we incurred restructuring charges primarily related to severance expenses. We adjusted certain facility and severance restructuring accrued balances to reverse certain accrued balances that will not be utilized.

The following table summarizes the activity in our restructuring-related accrual by major type of cost (in thousands):

	Employee & Related Costs	Facility & Other Closure Costs	Total
Accrued balance, January 1, 2024	$2,811	$757	$3,568
Charges incurred	18,299	1,272	19,571
Payments	(11,687)	(1,632)	(13,319)
Other adjustments(1)	327	—	327
Currency translation	(212)	10	(202)
Accrued balance, December 31, 2024	$9,538	$407	$9,945
Charges incurred	11,083	18,963	30,046
Payments	(13,805)	(13,734)	(27,539)
Other adjustments(2)	(900)	—	(900)
Currency translation	495	101	596
Accrued balance, December 31, 2025	$6,411	$5,737	$12,148
_______________________________________________
(1)    Relates to adjustments to accrued restructuring charges as a result of merging Smiths Medical entities during 2024.
(2)    Relates to prior year accrued restructuring charges for estimated severances costs that were reclassed to other accounts during the first quarter of 2025.

Strategic Transaction and Integration Expenses

We incurred $36.5 million, $40.2 million and $35.6 million in strategic transaction and integration expenses in 2025, 2024 and 2023, respectively, which are included in restructuring, strategic transaction and integration expenses in our consolidated statement of operations. The strategic transaction and integration expenses during 2025, 2024 and 2023 were primarily related to consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. During 2025, transaction costs also included expenses related to the sale of a 60% ownership in our IV Solutions business.

NOTE 3: ASSETS HELD FOR SALE AND DISPOSAL OF BUSINESS

Assets Held For Sale

On November 12, 2024, we entered into a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation ("OPF") to divest a controlling interest in our IV Solutions business. We concluded the initial criteria for classification as held for sale were met, and accordingly we presented the IV Solution's net assets as held for sale in our consolidated balance sheet.

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

Disposal of IV Solutions Business

On May 1, 2025, we sold to OPF a 60% ownership interest in the joint venture, an entity we formed in 2025 and to which we contributed the net assets of our IV Solutions business. Upon the sale and as a result of a loss of control, we derecognized the net assets that comprised our IV Solutions business and recorded our retained 40% ownership interest at its estimated fair value as an equity method investment in the joint venture (see Note 1: Basis of Presentation and Significant Accounting Policies). We have the ability to exercise significant influence over operating and financial policies of the joint venture, primarily through having two of the five seats on its Board of Directors.

Cash proceeds received from the sale, subject to conventional purchase price adjustments, were $211.2 million. We also are entitled to contingent consideration if the joint venture exceeds planned revenues or gross margin for the year ended December 31, 2026. Additionally, we have agreed to provide commercial, logistics, administrative, and other services, including continuing to provide certain manufacturing services for component parts for a period of up to five years from transaction close (see below table). Certain logistic and warehouse costs incurred on behalf of and reimbursed by the joint venture are pass-through expenses and net to zero within cost of goods sold in the consolidated statement of operations. Other services are provided in exchange for fixed fee arrangements or reimbursement of our costs, depending on the respective terms of service negotiated. Fees charged for the services are recorded as reductions to the costs incurred to provide such services in the consolidated statement of operations. Those services provided under fixed price arrangements were determined to be at less than fair value and, as such, we recognized an unfavorable contract liability of $20.2 million to account for the difference between the fair value of services to be provided and the estimated cost of providing such services over the five years from transaction close. The unfavorable contract liability is presented within other long-term liabilities in our consolidated balance sheet, with the current portion included in accrued liabilities. This liability is being released to our consolidated statement of operations as reduction to the costs incurred to provide the respective services within selling, general and administrative expenses.

During 2025, we recognized $9.2 million in fixed and variable service fees related to reimbursed expenses under the various transition service agreements and $2.9 million related to the release of the unfavorable contract liability. The fees, reimbursements and release of unfavorable contract liability serve to reduce the same line items as their respective incurred expenses within cost of goods sold or selling, general, and administrative expenses in our consolidated statement of operations.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The combined effect of the transaction was a gain of $44.8 million, comprising the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $19.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract liability recorded upon disposition. The gain is presented as a separate line item in our consolidated statement of operations. No gain related to contingent consideration was recorded. We will record such gain, if any, if and when the measurement period has ended and we have concluded that a payment will be received.

As part of the transaction, we provided OPF a call option to acquire our retained 40% ownership in the joint venture. Additionally, OPF provided us with a put option giving us the right to compel OPF to purchase our retained 40% ownership interest in the joint venture. The call and put options are exercisable at certain specified dates and for specified amounts based on certain historical financial metrics as set forth in the joint venture's Operating Agreement beginning five years after the closing. The call and put options were not recorded in our consolidated financial statements since they do not meet the definition of a derivative specifically due to the absence of a net settlement feature.

Related Party Transactions

We account for our retained 40% interest in the joint venture as an equity method investment (see Note 1: Basis of Presentation and Significant Accounting Policies), having the ability to exercise significant influence over operating and financial policies of the joint venture, primarily through having two of the five seats on its Board of Directors. Additionally, in connection with the closing of the transaction on May 1, 2025, we entered into certain agreements with OPF, which cover the governance of the joint venture and require us to provide certain commercial, logistics, manufacturing supply, administrative, and other services for a period of up to five years from transaction close.

The following table presents consolidated financial statement data resulting from transactions with the joint venture (in thousands):

Year ended December 31,
2025
Consolidated statement of operations:
Manufacturing services agreement revenue (net revenue)	$11,886
Manufacturing services agreement cost of goods sold (costs of good sold)	$11,131

Service fees - Otsuka ICU Medical LLC (cost of goods sold)	$969
Service fees - Otsuka ICU Medical LLC (selling, general & administrative)	$8,206

Equity in losses of unconsolidated affiliates	$(1,189)
The joint venture is a pass-through entity for income tax purposes and, as such, does not record income tax at the entity level. We record our equity in losses of unconsolidated affiliates before any related income tax recognized as a separate line item in our consolidated statements of operations. Income taxes on our share of the joint venture's earnings are included within (provision) benefit for income taxes in our consolidated statements of operations.

As of December 31, 2025, a $0.8 million related-party receivable from the joint venture was included within prepaid expenses and other current assets in our consolidated balance sheet.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

software licenses and renewals, we consider the control of these products to be transferred to a customer at a certain point in time; therefore, we recognize revenue at the start of the applicable license term.

Payment is typically due in full within 30 days of delivery or the start of the contract term. Revenue is recorded in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We include variable consideration in net sales only to the extent that a significant reversal in revenue is not probable when the uncertainty is resolved. Our variable consideration includes distributor chargebacks, product returns and end customer rebates with distributor chargebacks representing the majority and subject to the greatest judgment (see Note 1: Basis of Presentation and Significant Accounting Policies).

We also offer certain volume-based rebates to both our distribution and end customers, which is recorded as variable consideration when calculating the transaction price. Rebates are offered on both a fixed and tiered/variable basis. In both cases, we use information available at the time, including current contractual requirements, our historical experience with each customer and forecasted customer purchasing patterns, to estimate the most likely rebate amount. We also warrant products against defects and have a policy permitting the return of defective products. We also provide for extended service-type warranties, which we consider to be separate performance obligations. We allocate a portion of the transaction price to the extended service-type warranty based on its estimated relative selling price, and recognize revenue over the period the warranty service is provided. See Note 1: Basis of Presentation and Significant Accounting Policies for further discussion.

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

Revenue disaggregated

The following table represents our revenues disaggregated by product line (in thousands) and our disaggregated product line revenue as a percentage of total revenue:

	Year ended December 31,
	2025		2024		2023
Product line	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Consumables	$1,109,130	50%	$1,038,869	44%	$969,129	43%
Infusion Systems	684,208	31%	652,410	27%	629,043	28%
Vital Care	437,924	19%	690,767	29%	660,954	29%
Total Revenues	$2,231,262	100%	$2,382,046	100%	$2,259,126	100%

We report revenue on a "where sold" basis, which reflects the revenue within the country or region in which the ultimate sale is made to our external customer.

The following table represents our revenues disaggregated by geography (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
Geography	2025	2024	2023
United States	$1,356,114	$1,532,104	$1,440,017
Europe, the Middle East and Africa	411,684	393,530	373,571
Asia-Pacific	232,903	232,820	241,699
Other Foreign	230,561	223,592	203,839
Total Revenues	$2,231,262	$2,382,046	$2,259,126

Domestic sales accounted for 61%, 64% and 64% of total revenue in 2025, 2024 and 2023, respectively. International sales accounted for 39%, 36% and 36% of total revenue in 2025, 2024 and 2023, respectively.

Contract balances

Our contract balances (deferred revenue) are recorded in accrued liabilities and other long-term liabilities in our consolidated balance sheet (see Note 11: Accrued Liabilities). The following table presents the changes in our contract balances for the years ended December 31, 2024 and 2023, (in thousands):

Contract Liabilities
Beginning balance, January 1, 2024	$42,177
Equipment revenue recognized	(56,182)
Equipment revenue deferred due to implementation	55,932
Software revenue recognized	(28,292)
Software revenue deferred due to implementation	29,913
Government grant income recognized(1)	(2,072)
Government grant income deferred	—
Other deferred revenue recognized	(2,576)
Other deferred revenue	503
Ending balance, December 31, 2024	39,403
Equipment revenue recognized	(65,792)
Equipment revenue deferred due to implementation	74,836
Software revenue recognized	(35,715)
Software revenue deferred due to implementation	31,373
Government grant income recognized(1)	(2,066)
Government grant income deferred	—
Other deferred revenue recognized	(1,983)
Other deferred revenue	1,177
Ending balance, December 31, 2025	$41,233
____________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.

During 2025, we recognized $35.5 million in revenue that was included in the opening contract balances as of December 31, 2024.

As of December 31, 2025, revenue from remaining performance obligations is as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Recognition Timing
	<12 Months	> 12 Months
Equipment revenue	$24,530	$372
Software revenue	6,361	1,719
Government grant deferred income(1)	2,064	5,277
Other deferred revenue(2)	888	22
Total	$33,843	$7,390
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

NOTE 5. SEGMENT DATA

The Company has a single operating and reportable segment. The segment is organized by and derives revenues from the manufacture and sale of our medical products which are used in infusion therapy, vascular access, and vital care applications. Our product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets, needlefree IV connectors, IV catheters, and sharps safety products; closed system transfer devices and pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. We also offer IV Solutions products through a commercial relationship with the joint venture. Our product lines, as disclosed in Note 4: Revenue, were determined to be a single operating segment as discrete financial information by product-line is limited to revenue and standard cost. Other cost of sale expenses, which include above-site manufacturing costs, manufacturing variances and supply chain costs including freight and warehousing are not allocated to individual product lines. Similarly, quality, regulatory and other operating expenses are only provided to our chief operating decision maker ("CODM") at the consolidated level.

The accounting policies of our single reportable segment are the same as those described in Note 1: Basis of Presentation and Significant Accounting Policies.

For information on disaggregation of revenues by product-line and geography, see Note 4: Revenue.

Our chief executive officer is our CODM. Our CODM uses net profit (loss) to manage our business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Our segment performance is monitored and resource allocation is determined during the annual budget/forecast processes. The measure of segment assets is reported on the consolidated balance sheets as total assets. In 2025, 2024 and 2023, expenditures for additions to long-lived assets were $97.0 million, $90.2 million, and $93.7 million, respectively.

The following table presents information about our segment revenue, segment profit or loss, and significant segment expenses (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2025	2024	2023
REVENUES	$2,231,262	$2,382,046	$2,259,126
Less:
Standard COGS(1)	1,007,545	1,193,994	1,114,294
Quality remediation/recall(2)	40,459	19,126	58,243
Other COGS(3)	326,914	344,144	346,716
Tariff expense(4)	34,305	—	—
Selling, general and administrative	625,210	638,762	606,693
Research and development	87,495	88,615	85,344
Restructuring and integration	66,505	59,840	41,258
Other segment items(5)	(54,867)	(2,964)	(17,850)
Interest expense	93,338	106,541	102,727
Income tax provision (benefit)	2,437	51,676	(48,644)
Equity in losses of unconsolidated affiliates	1,189	—	—
Consolidated net income (loss)	$732	$(117,688)	$(29,655)
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
(4) For the year ended 2025, total tariff expense includes $3.1 million in tariffs typically grouped within standard COGS and $31.2 million typically grouped within other COGS. Prior year comparative data for tariff-related expenses is not presented as these costs were historically integrated within broad general ledger accounts and are not practicable to discretely calculate without unreasonable effort.
(5) Includes changes in fair value of contingent earn-out, interest income, gain/loss on disposition of assets, gain/loss on foreign exchange, other miscellaneous income/expense and gain on sale of business.

For information on depreciation and amortization expense, see Note 1: Basis of Presentation and Significant Accounting Policies.

Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to end customers. The manufacturers and distributors, in turn, sell our products to healthcare providers. In 2025, 2024 and 2023, we had net sales to a single distributor of 18%, 18% and 16%, respectively of consolidated worldwide net sales.

Geographic Information

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of December 31,
	2025	2024
Costa Rica	$168,678	$156,149
Mexico	127,389	111,043
Other LATAM	71,054	55,451
Canada	1,982	5,284
Italy	35,468	29,124
Spain	21,532	17,141
Czech Republic	14,111	11,909
Other Europe	11,485	11,445
APAC	28,239	27,550
Total Foreign	$479,938	$425,096
United States	617,792	610,547
Worldwide Total	$1,097,730	$1,035,643

NOTE 6. LEASES

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

The following table presents the components of our lease cost (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating lease cost	$18,386	$22,037	$24,024
Finance lease cost — interest	388	182	125
Finance lease cost — reduction of ROU asset	1,937	1,158	1,035
Short-term lease cost	7	9	29
Total lease cost	$20,718	$23,386	$25,213

Interest expense on our finance leases is included in interest expense, net in our consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our consolidated statements of operations.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,324	$24,251	$24,604
Operating cash flows from finance leases	$388	$182	$125

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,756	$12,580	$15,873
Finance leases	$4,063	$1,809	$1,028

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of December 31,
	2025	2024
Operating leases
Operating lease right-of-use assets	$54,470	$53,295

Accrued liabilities	$13,825	$15,695
Other long-term liabilities	43,951	40,777
Total operating lease liabilities	$57,776	$56,472

Weighted-Average Remaining Lease Term
Operating leases	6.3 years	5.8 years

Weighted-Average Discount Rate
Operating leases	5.40%	4.90%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2025	2024
Finance leases
Other assets	$5,599	$3,259

Accrued liabilities	$2,095	$1,066
Other long-term liabilities	3,729	2,332
Total finance lease liabilities	$5,824	$3,398

Weighted-Average Remaining Lease Term
Finance leases	3.0 years	3.5 years

Weighted-Average Discount Rate
Finance leases	6.29%	5.63%

As of December 31, 2025, the maturities of our operating and finance lease liabilities for each of the next five years are approximately (in thousands):

	Operating Leases	Finance Leases
2026	$15,917	$2,391
2027	13,088	2,000
2028	9,842	1,464
2029	7,833	468
2030	4,663	58
Thereafter	16,356	—
Total Lease Payments	67,699	6,381
Less imputed interest	(9,923)	(557)
Total	$57,776	$5,824

NOTE 7. SHARE-BASED AWARDS

2011 Stock Incentive Plan (the "2011 Plan")

Our stock incentive plan is intended to attract, retain and provide incentives for our employees and directors. Shares to be issued under this plan will be issued either from authorized but unissued or reacquired shares.

In 2025, our stockholders approved an amendment to the 2011 plan that increased the shares available for issuance under the 2011 plan by 2.2 million shares, bringing the total common shares reserved for issuance under the 2011 plan as of December 31, 2025 to 8.5 million shares.

We currently grant restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") to eligible employees and directors under the 2011 Plan. We have not granted stock options under the 2011 Plan since 2022. Shares subject to awards other than options and stock appreciation rights are charged against the 2011 Plan's share reserve as 2.09 shares for 1 share issued.

Stock-based Compensation Expense

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We incur stock compensation expense for RSUs and PRSUs and in years prior to 2024 also for stock options. As of 2023, our outstanding stock options were all fully vested. We receive a tax benefit on stock compensation expense and direct tax benefits from the exercise of stock options and vesting of restricted stock units.

The table below summarizes compensation costs and related tax benefits (in thousands):

	Year ended December 31,
	2025	2024	2023
Stock compensation expense	$55,758	$46,883	$40,563
Tax benefit from stock-based compensation cost	$5,900	$5,524	$5,379

As of December 31, 2025, we had $48.5 million of unamortized stock compensation cost which we will recognize as an expense over a weighted-average period of approximately 0.9 years.

Time-based Stock Options

We have not granted time-based stock options since 2022. Our outstanding options expire no more than ten years from date of grant.

A summary of our stock options outstanding as of and for the year ended December 31, 2025 is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	108,140	$136.12
Granted	—	$—
Exercised	(63,197)	$96.61
Forfeited or expired	—	$—
Outstanding at December 31, 2025	44,943	$191.68	3.71	$202
Exercisable at December 31, 2025	44,943	$191.68	3.71	$202
Vested December 31, 2025	44,943	$191.68	3.71	$202

The intrinsic values for options exercisable, outstanding and vested or expected to vest at December 31, 2025 are based on our closing stock price of $142.67 at December 31, 2025 and are before applicable taxes.

The following table presents information regarding stock option activity (in thousands):

	Year ended December 31,
	2025	2024	2023
Intrinsic value of options exercised	$2,437	$18,651	$8,441
Cash received from exercise of stock options	$6,106	$10,939	$4,022
Tax benefit from stock option exercises	$174	$1,034	$1,733

Stock Awards

In 2025, we granted PRSUs to our executive officers. For the executive officers other than the CEO, COO, CFO, President and the CVP, GC, the PRSUs will vest as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers have met their individual performance goals for the applicable year and continued service through such vesting date. For the CEO, COO, CFO, President and the CVP, GC, the PRSUs will cliff-vest on March 7, 2028, subject to continued service through such vesting date and the achievement of minimum three-year cumulative adjusted revenue and

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimum three-year cumulative adjusted EBITDA, commencing on January 1, 2025 and ending on December 31, 2027, which when reviewed against a predetermined vesting matrix could result in the vesting of 0% to 250% of the awarded PRSUs.

In 2024, we granted PRSUs to our executive officers and certain other non-executive employees. The PRSUs will cliff-vest on March 8, 2026, subject to continued service through such vesting date and the achievement of minimum two-year cumulative adjusted EBITDA, commencing on January 1, 2024 and ending on December 31, 2025, which when reviewed against a predetermined vesting matrix could result in the vesting of 0% to 250% of the awarded PRSUs. We also granted certain other one-off PRSU awards to non-executive employees with various performance requirements, whereby the PRSUs will be earned if the minimum requirements are met. The performance period related to the annual 2024 PRSUs ended on December 31, 2025 and in February 2026 the Compensation Committee determined that 250% of the PRSUs awarded were earned based on the cumulative adjusted EBITDA achieved.

In 2023, we granted PRSUs to our executive officers. For the executive officers other than the CEO, COO, CFO and the CVP, GC, the PRSUs will vest as to one-third of the total number of PRSUs underlying the award on the first, second and third anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers have met their individual performance goals for the applicable year and continued service through such vesting date. In February 2024, 2025 and 2026, the Compensation Committee made the determination that the executive officers other than the CEO, CFO, COO and CVP, GC met their individual performance goals for 2023, 2024 and 2025 with respect to the PRSUs subject to annual vesting, as outlined above, and therefore one-third of their 2023 PRSUs vested at 100% during 2024 and 2025 and one-third will vest during 2026 subject to continued service through March 15, 2026. For the CEO, COO, CFO, and CVP, GC, the PRSUs will cliff-vest on March 15, 2026, subject to continued service through such vesting date and the achievement of minimum three-year adjusted revenue and adjusted EBITDA compound annual growth rates, commencing on January 1, 2023 and ending on December 31, 2025, which when reviewed against a predetermined vesting matrix could result in the vesting of 0% to 250% of the awarded PRSUs. The performance period related to the annual 2023 PRSUs awarded to the CEO, COO, CFO and CVP, GC ended on December 31, 2025 and in February 2026 the Compensation Committee determined that 117% of the PRSUs awarded were earned based on the three-year adjusted revenue and adjusted EBITDA achieved.

In 2022, we granted our annual PRSUs to our executive officers and certain other non-executive employees. These PRSUs cliff-vested on March 7, 2024, subject to continued service through such vesting date and the achievement of net synergy savings targets related to the Smiths Medical acquisition achieved during the performance period commencing on January 1, 2022 and ending on December 31, 2023, which when reviewed against predetermined targets could have resulted in the vesting of 0% to 200% of the awarded PRSUs. We also granted certain other one-off PRSU awards to non-executive employees with various performance requirements, whereby the PRSUs will be earned if the minimum requirements are met within a specified time period. The performance period related to the annual 2022 PRSUs ended on December 31, 2023 and in February 2024 the Compensation Committee determined that 200% of the PRSUs awarded were earned based on the actual net synergy savings related to the Smiths Medical acquisition achieved during the performance period, and therefore the 2022 PRSUs vested in during 2024.

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

In 2020, we granted PRSUs to our executive officers. For the executive officers other than the CEO, COO and the CFO, the PRSUs vested as to one-third of the total number of PRSUs underlying the award on the first, second and third

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

anniversaries of the applicable grant date, subject to a determination by the CEO and Compensation Committee that the officers had met their individual performance goals for the applicable years and continued service through such vesting date. In February 2021, 2022, and 2023, the Compensation Committee made the determination that the executive officers other than the CEO, CFO and COO met their individual performance goals for 2020, 2021 and 2022, respectively, and therefore one-third of their 2020 PRSUs awarded vested during 2021, 2022 and 2023. For the CEO, COO and the CFO, the PRSUs cliff-vested on March 6, 2023, subject to continued service through such vesting date and the achievement of minimum three-year cumulative adjusted revenue dollar target growth rate and adjusted EPS dollar target growth rate targets, which when reviewed against a predetermined vesting matrix such PRSUs originally had the potential to vest from 0% to 250% of the awarded PRSUs. During February 2021, the Compensation Committee, modified the potential vesting percentages related to the 2020 PRSU awards for the CEO, COO and CFO, as the original potential percentages were established immediately before the onset of the COVID-19 pandemic. The Compensation Committee determined to adjust the CEO, COO and CFO's potential to earn from between 0% and 250% of the awarded PRSUs, to an increased potential to earn between 50% and 300% of the award granted, subject to the same minimum threshold revenue and EPS targets set forth above to be achieved by the Company. The additional compensation expense as a result of modifying the 2020 PRSUs granted to our CEO, COO and CFO totaled $2.1 million recognized over the remaining amortization period from the date of modification. The performance period related to the 2020 CEO, COO and CFO PRSUs ended on December 31, 2022 and in February 2023 the Compensation Committee determined that 188% of the awarded PRSUs were earned based on the actual cumulative adjusted revenue dollar growth rate and adjusted EPS dollar target growth rate achieved during the performance period.

Restricted stock units are granted annually to our non-employee directors and vest on the first anniversary of the grant date, or the date of our annual meeting, whichever occurs first.

In 2025, 2024 and 2023, we granted RSUs to certain employees that typically vest ratably on the anniversary of the grant over three years. We recognize forfeitures as they occur.

The grant-date fair market value of our PRSUs and RSUs is determined by our stock price on the grant date.

The table below summarizes our restricted stock award activity (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
PRSU
Shares granted	67,800	150,218	78,213
Shares earned (1)	14,515	142,735	49,314
Grant-date fair value per share	$141.97	$104.52	$190.02
Grant-date fair value	$9,626	$15,701	$14,862
Intrinsic value vested	$2,078	$15,145	$8,024

RSU
Shares granted	198,703	223,899	156,111
Grant-date fair value per share	$141.83	$105.94	$173.10
Grant-date fair value	$28,181	$23,721	$27,024
Intrinsic value vested	$22,014	$11,963	$14,179
_______________________________
(1)    PRSU shares earned in 2025, where both performance and service conditions have been met, were related to performance awards granted to executives in 2023 and PRSUs granted to certain other employees in 2024. PRSU shares earned in 2024, where both performance and service conditions have been met, were related to performance awards granted to executives and certain other employees in 2021, 2022 and 2023. PRSU shares earned in 2023, where both performance and service conditions have been met, were related to performance awards granted to executives and certain other employees in 2020, 2021 and 2022.

The table below provides a summary of our PRSU and RSU activity as of and for the year ended December 31, 2025:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Units	Grant-Date Fair Value Per Share	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2024	551,011	$133.47
Granted	266,503	$141.86
Vested	(169,541)	$152.03
Forfeited	(12,597)	$124.59
Non-vested at December 31, 2025	635,376	$132.21	0.8	$90,649
Expected to vest at December 31, 2025 (1)	935,993
____________________________________
(1) As of December 31, 2025, the additional goal shares expected to vest include the following: 2023 PRSUs 6,431 shares; 2024 PRSUs 221,016 shares; and 2025 PRSUs 73,170 shares.

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

Hedge Accounting and Hedging Program

The purposes of our cash flow hedging programs are to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit, and to manage floating interest rate risk associated with future interest payments on variable-rate term loans issued in 2022 and refinanced in 2025. We do not issue derivatives for trading or speculative purposes.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our current foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros, Japanese Yen ("JPY"), Chinese Renminbi ("CNH"), Canadian Dollar ("CAD"), U.S. Dollar ("USD") and Australian Dollar ("AUD") and have varying maturities with an average term of approximately nine months. The total notional amount of these outstanding derivative contracts as of December 31, 2025 was $24.3 million, which included the notional equivalent of $3.3 million in MXN, $7.5 million in JPY, $3.5 million in Euros, $6.5 million in AUD, $3.1 million in USD and $0.4 million in other foreign currencies, with terms currently through December 2025.

Floating Interest Rate Risk

In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 12: Long-Term Obligations). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and will receive the greater of 3-

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

month USD SOFR or (0.15)%. The total notional amount of this outstanding derivative as of December 31, 2025 was approximately $181.6 million. Effective March 30, 2022, the term loan B swap, as amended, has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We pay a fixed rate of 1.17% and receive the greater of 3-month USD SOFR or 0.35%. The total notional amount of this outstanding derivative as of December 31, 2025 was approximately $46.9 million. In June 2023, we entered into an additional interest rate swap that hedges both term loan A and term loan B interest payments. The total notional amount of the swap is $300.0 million. The hedge matures on June 30, 2028. We pay a fixed rate of 3.88% and receive 3-months USD SOFR. These forward-starting swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the consolidated balance sheets (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
Consolidated Balance Sheet Location	Foreign Exchange Forward Contracts	Interest Rate Swaps	Gross Derivatives

As of December 31, 2025
Prepaid expenses and other current assets	$1,093	$3,745	$4,838
Other assets	70	664	734
Total assets	$1,163	$4,409	$5,572

Accrued liabilities	$479	$1,508	$1,987
Other long-term liabilities	67	3,196	3,263
Total liabilities	$546	$4,704	$5,250

	Derivatives Designated as Cash Flow Hedging Instruments
As of December 31, 2024	Foreign Exchange Forward Contracts	Forward-Starting Interest Rate Swaps	Gross Derivatives
Prepaid expenses and other current assets	$6,716	$11,038	$17,754
Other assets	—	5,724	5,724
Total assets	$6,716	$16,762	$23,478

Accrued liabilities	$7,391	$—	$7,391
Other long-term liabilities	—	—	—
Total liabilities	$7,391	$—	$7,391

    The following table presents the effects of our derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain Reclassified From Accumulated Other Comprehensive (Loss) Income into Income
	Location of Gain in the Consolidated Statements of Operations	Year Ended December 31,
		2025	2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$1,237	$2,981	$296
Foreign exchange forward contracts	Cost of goods sold	1,147	91	7,852
Foreign exchange forward contracts	Other expense, net(1)	—	—	229
Foreign exchange forward contracts	Interest expense(2)	—	—	13
Interest rate swaps	Interest expense	12,042	27,132	32,444
Total derivatives designated as cash flow hedging instruments		$14,426	$30,204	$40,834
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

We recognized the following (losses) gains on our derivative instruments designated as cash flow hedges in other comprehensive loss before reclassifications to income (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Year Ended December 31,
	2025	2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$3,508	$(1,912)	$10,788
Interest rate swaps	(5,015)	15,954	5,200
Total derivatives designated as cash flow hedging instruments	$(1,507)	$14,042	$15,988

As of December 31, 2025, we expect an estimated $0.6 million in deferred gains on the outstanding foreign exchange forward contract and an estimated $2.3 million in deferred gains on the forward-starting interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net (loss) income.

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

The following table provides a reconciliation of our Level 3 earn-out liabilities measured at estimated fair value based on an initial valuation and updated quarterly for the years ended December 31, 2024 and 2023 (in thousands):

Earn-out Liability
Contingent earn-out liability, January 1, 2023	$25,572
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(1)	(16,247)
Other(2)	(496)
Transfer of Mediverse earn-out liability into Level 2(3)	(3,379)
Currency translation	41
Contingent earn-out liability, December 31, 2023	5,491
Change in fair value of contingent earn-out (included in income from operations as a separate line item)(4)	(5,399)
Currency translation	(92)
Contingent earn-out liability, December 31, 2024	—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_______________________________
(1)    Primarily relates to the change in fair value of our Smiths Medical earn-out.
(2)    Primarily relates to the reclassification to accrued liabilities of a holdback liability not subject to unobservable inputs when determining the fair market value.
(3)    The Mediverse earn-out was transferred out of Level 3 and into Level 2 in the fourth quarter of 2023 when the amount of the actual payment was known, and subsequently settled during first quarter of 2024.
(4)    Relates to the change in fair value of our Smiths Medical earn-out and the earn-out with one of our small foreign infusion systems suppliers, both of which were written down to zero as of December 31, 2024.

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following (Level 1, 2 and 3 inputs as defined above) (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurements as of December 31, 2025
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$1,093	$—	$1,093	$—
Other assets	70	—	70	—
Interest rate contracts:
Prepaid expenses and other current assets	3,745	—	3,745	—
Other assets	664	—	664	—
Total Assets	$5,572	$—	$5,572	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$479	$—	$479	$—
Other long-term liabilities	67	—	67	—
Interest rate swaps:
Accrued liabilities	1,508	—	1,508	—
Other long-term liabilities	3,196	—	3,196	—
Total Liabilities	$5,250	$—	$5,250	$—

	Fair value measurements as of December 31, 2024
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	6,716	—	6,716	—
Interest rate contracts:
Prepaid expenses and other current assets	11,038	—	11,038	—
Other assets	5,724	—	5,724	—
Total Assets	$23,478	$—	$23,478	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	7,391	—	7,391	—
Total Liabilities	$7,391	$—	$7,391	$—

NOTE 10. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2025	2024
Other prepaid expenses and receivables	$23,390	$17,312
Deferred costs	13,110	9,060
Prepaid insurance and property taxes	8,923	10,284
Interest rate contracts*	3,745	11,038
Prepaid income taxes	16,549	11,244
Other*	20,500	22,593
	$86,217	$81,531
_______________________
*See Note 8: Derivatives and Hedging Activities

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Salaries and benefits	$70,526	$60,815
Incentive compensation	60,799	59,445
Deferred revenue	33,843	30,358
Italy medical device payback provision(1)	24,597	23,937
Field service corrective action(2)	27,777	32,844
Other	97,795	99,524
	$315,337	$306,923
_____________________________
(1)     Related to potential payments associated with the Italy Medical Device Payback ("IMDP") as a result of 2015 legislation enacted requiring medical device companies to make payments to the Italian government based on regional expenditure ceilings (see Note 15: Commitments and Contingencies for further details).
(2)     Primarily includes field corrective actions associated with certain products in connection with a 2021 Warning Letter (as defined below) received by Smiths Medical from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility (see Note 15: Commitments and Contingencies for further details).

NOTE 12. LONG-TERM OBLIGATIONS

Amended Credit Agreement

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

The Amendment includes new credit facilities (the "New Credit Facilities") that consists of a $750.0 million senior secured Term Loan A and a new $500.0 million revolving credit facility. The proceeds from the New Term Loan A were primarily used by the borrower to (i) directly repay the $559.7 million outstanding principal amount of the existing Term Loan A in full (the "Refinancing") under the Existing Credit Agreement, and (ii) directly repay $190.0 million of the outstanding

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balance of the Term Loan B under the Existing Credit Agreement. These direct payoffs have been excluded from the proceeds from and payments on long-term debt within the consolidated cash flows.

The refinancing was evaluated on a lender-by-lender basis to determine the appropriate accounting treatment. For those lenders who did not participate in the New Credit Facilities, we accounted for that portion of the refinancing as an extinguishment of debt. For those lenders who participated in both the Existing Credit Facilities and the New Credit Facilities ("Continuing Lenders"), we determined that the terms were not substantially different, accordingly, this portion of the refinancing was accounted for as a debt modification, whereby existing unamortized debt discount and issuance costs remained on the balance sheet and new debt discount/issuance costs were capitalized. The following table summarizes the accounting treatment applied to the various costs, distinguishing between fees paid to lenders and those paid to third parties based on modification or extinguishment status:

	Extinguishment expense	Capitalize	Remains capitalized
Term Loan
Original unamortized debt discount	$1,807		$6,400
Original unamortized debt costs	374		1,276
New lender fees		1,626
New debt issuance costs - third party		937

Revolver
Original unamortized debt discount	246		1,502
Original unamortized debt costs	36		221
New lender fees		1,199
New debt issuance costs - third party		618
	$2,463	$4,380	$9,399

The Term Loan unamortized balances are reflected as a direct deduction from the face amount of the corresponding term loans on the consolidated balance sheets. These costs are being amortized to interest expense over the respective terms of the loans using the effective interest method. The Revolving Credit Facility unamortized balances are included in prepaid expenses and other current assets on our consolidated balance sheets. These costs are being amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

There were no penalties paid as a result of the early termination.

Maturity Dates

The final maturity date of the New Credit Facilities is October 31, 2030, subject to a springing maturity provision under which the New Credit Facilities will mature 91 days after the scheduled maturity of the New Credit Facilities at that time. Pursuant to the terms and conditions of the Credit Agreement, the maturity dates of the Term Loans and the Revolving Credit Facility may be extended upon our request, subject to the consent of the Lenders.

Interest Rate Terms

The interest rates and fees under the New Credit Facilities are primarily the same as those under the existing credit facility under the Existing Credit Agreement, except that the New Credit Facilities do not include a credit spread adjustment and include an additional pricing tier applicable when the Company's leverage ratio is below 1.75x.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revolving Credit Facility Commitment Fees

The proceeds from any future borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility has a per annum commitment fee determined by reference to the leverage ratio in effect from time to time as set forth in the table below.

Applicable Interest Margins

The Term Loan A and borrowings under the Revolving Credit Facility have an initial applicable margin of 0.75% per annum for Base Rate Loans and 1.75% per annum for Term SOFR Loans.

The applicable Interest Margins and the Commitment Fee with respect to the New Revolving Credit Facility and the New Term Loan A Facility is determined by reference to the leverage ratio in effect from time to time as set forth in the table below:

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

Principal Payments

Principal payments on the Term Loans are due on the last day of each calendar quarter.

The Term Loan A amortizes in nineteen consecutive quarterly installments, each equal to 0.625% of the original principal amount in each of the first two years, 1.25% in each of the third and fourth years and 1.875% in the fifth year, with a final payment of the remaining outstanding principal balance due on the maturity date.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Term Loan B matures in twenty-seven consecutive quarterly installments, each equal to 0.25% of the original principal amount, with a final payment of the remaining outstanding principal balance due on the maturity date.

We may borrow, prepay and re-borrow amounts under the Revolving Credit Facility, in accordance with the terms and conditions of the Credit Agreement, with all outstanding amounts due at maturity.

For the year ended December 31, 2025 and 2024, total principal payments on the Term Loans were $302.8 million and $51.0 million, respectively. During the first, third and fourth quarter of 2025, we made a prepayment of $35.0 million, $25.0 million and $30.0 million, respectively, on Term Loan B. During the second quarter of 2025, we made a prepayment of $200 million on Term Loan A, which was paid with the proceeds from the sale of our IV Solutions business, see Note 3: Assets Held For Sale and Disposal of Business.

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

We were in compliance with all financial covenants as of December 31, 2025.

The Credit Agreement contains customary events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; covenant defaults; cross-defaults and cross-acceleration to certain other material indebtedness; the existence of bankruptcy or insolvency proceedings; certain events under ERISA; material judgments; and a change of control. If an event of default occurs and is not cured within any applicable grace period or is not waived, the administrative agent and the Lenders are entitled to take various actions, including, without limitation, the acceleration of all amounts due and the termination of commitments under the New Credit Facilities.

Prior Credit Facilities

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Before the Refinancing, our Existing Credit Facility included (i) a five-year Tranche A term loan of $850.0 million (the "Term Loan A"), (ii) a seven-year Tranche B term loan of $850.0 million (the "Term Loan B") and (iii) a five-year revolving credit facility of $500.0 million (the "Revolving Credit Facility"), with separate sub-limits of $50.0 million for letters of credit and swingline loans. Whereas the Term Loan A and the Revolving Credit Facility were refinanced by the Amendment, the Term Loan B continues to be governed by the original terms of the Existing Credit Agreement. The maturity date for the Term Loan B is January 6, 2029. Pursuant to the terms and conditions of the Existing Credit Agreement, the maturity date of the Term Loan B may be extended upon our request, subject to the consent of the Lenders.
The carrying values of our long-term debt consist of the following (in thousands):

	2025 Effective Interest Rate	As of December 31,		2024 Effective Interest Rate
		2025	2024
Senior Secured Credit Facilities:
New Credit Facilities:
Term Loan A — principal	7.02%	$750,000
Revolving Credit Facility — principal	—	—
Prior Credit Facilities:
Term Loan A — principal			770,313	8.03%
Term Loan B — principal	7.56%	544,500	826,625	8.38%
Revolving Credit Facility — principal			—	—%
Less unamortized debt issuance costs(1)		(9,833)	(14,080)
Total carrying value of long-term debt		1,284,667	1,582,858
Less current portion of long-term debt		18,750	51,000
Long-term debt, net		$1,265,917	$1,531,858
_______________________________
(1)    In 2025, comprised of $5.3 million and $4.5 million relating to the Term Loan A and the Term Loan B, respectively. In 2024, comprised of $6.1 million and $8.0 million relating to the Term Loan A and the Term Loan B, respectively.

As of December 31, 2025, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years is approximately (in thousands):

2026	$18,750
2027	18,750
2028	37,500
2029	582,000
2030	637,500
Thereafter	—
Total	$1,294,500

The following table presents the total interest expense related to our long-term debt (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest	$93,888	$125,012	$125,550
Amortization of debt issuance costs	8,903	6,807	6,814
Commitment fee — Revolving Credit Facility	1,355	1,524	1,518
Total long-term debt-related interest expense	$104,146	$133,343	$133,882

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We currently hedge against the contractual interest expense on our long-term debt (see Note 8: Derivatives and Hedging Activities).

NOTE 13. INCOME TAXES

Income from continuing operations before taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(31,495)	$(116,024)	$(136,980)
Foreign	35,853	50,012	58,681
	$4,358	$(66,012)	$(78,299)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(10,147)	$16,589	$(8,235)
State	1,627	4,256	5,035
Foreign	24,731	25,164	24,500
	$16,211	$46,009	$21,300
Deferred:
Federal	$(1,947)	$1,294	$(43,042)
State	(2,288)	14,850	(14,657)
Foreign	(9,539)	(10,477)	(12,245)
	(13,774)	5,667	(69,944)
	$2,437	$51,676	$(48,644)

We have accrued for tax contingencies for potential tax assessments, and in 2025 we recognized a $1.0 million net decrease, most of which related to federal, state, and foreign tax reserves net of the release of various federal and foreign tax reserves.

During 2025, on a prospective basis, we adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. The following table is a reconciliation of the provision for income taxes at the U.S. federal statutory rate of 21% to our effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025
(In thousands, except percentages)	Amount	Percent
U.S. federal statutory tax rate	$915	21.0%
State and local income taxes, net of federal income tax effect*	479	11.0%
Foreign tax effects:
Costa Rica
Statutory tax rate differences between Costa Rica and United Sates	(8,645)	(198.4)%
Other foreign jurisdictions	6,703	153.8%
Effect of cross-border tax laws	810	18.6%
Tax credits:
Research and development tax credits	(3,606)	(82.8)%
Changes in valuation allowances	6,193	142.1%
Nontaxable or nondeductible items:
Section 162(m)	6,353	145.8%
Other	936	21.5%
Changes in unrecognized tax benefits	(6,508)	(149.4)%
Other adjustments	(1,193)	(27.4)%
Total provision for income taxes	$2,437	55.8%
___________________________
*For the year ended December 31, 2025, state and local income taxes in Minnesota made up the majority (greater than 50 percent) of the tax effect in this category.

The following table is a reconciliation of the provision for income taxes at the U.S. federal statutory rate of 21% to our effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU No. 2023-09:

	Year Ended December 31,
	2024		2023
(In thousands, except percentages)	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(13,862)	21.0%	$(16,443)	21.0%
State income taxes, net of federal income tax effect	701	(1.1)%	(6,057)	7.7%
Tax credits	(10,985)	16.6%	(9,824)	12.5%
Global intangible low-taxed income	2,977	(4.5)%	(2,658)	3.4%
Foreign income tax differential	(4,231)	6.4%	(2,506)	3.2%
Stock-based compensation	2,824	(4.3)%	(289)	0.4%
Foreign-derived intangible income	(3,756)	5.7%	(3,299)	4.2%
Contingent consideration	(838)	1.3%	(3,407)	4.4%
Section 162(m)	1,880	(2.8)%	3,268	(4.2)%
Tax reserve releases	(2,216)	3.3%	(6,884)	8.8%
Legal settlement	(2,100)	3.2%	—	—%
Valuation allowance	81,713	(123.8)%	—	—%
Other	(431)	0.7%	(545)	0.7%
Total provision (benefit) for income taxes	$51,676	(78.3)%	$(48,644)	62.1%
Tax credits in 2024 and 2023 consist principally of research and developmental tax credits.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our deferred income tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax asset:
Accruals/other	$45,020	$41,947
Acquired future tax deductions	7,606	7,869
Stock-based compensation	4,650	3,940
Tax credits	22,477	17,068
Inventory reserves	20,100	25,015
Section 163(j) - interest expense limitation	25,153	27,078
Chargebacks, discounts, customer concessions	32,759	52,709
Capitalized research and development	66,396	56,975
Valuation allowance	(102,706)	(90,950)
	$121,455	$141,651
Deferred tax liability:
State income taxes	$5,525	$5,886
Depreciation and amortization	127,795	160,368
	$133,320	$166,254

Deferred tax (liability) asset, net	$(11,865)	$(24,603)

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $8.7 million tax expense and $2.8 million foreign currency translation and derivative instrument adjustments, for the tax years ending December 31, 2025. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods.

Tax Holidays and Carryforwards

The Company has income tax net operating loss ("NOL") carryforwards related to our foreign operations of approximately $106.8 million which will expire at various dates from 2026 to indefinite carryforward periods. We have recorded a net deferred tax asset of $7.3 million, $27.7 million gross deferred tax asset net of tax reserves of $20.4 million, related to our foreign NOL carryforwards. The deferred tax assets recognized for these foreign NOLs are presented net of tax reserves. We believe that it is more likely than not that the benefit from certain foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $6.3 million on the $7.3 million net deferred tax assets related to these foreign NOL carryforwards.

Other carryforwards include state research and development (“R&D”) tax credit carryforwards. We have recorded a net deferred tax asset of $21.5 million, $31.5 million gross deferred tax asset net of tax reserves of $10.0 million. We believe that it is more likely than not that the benefit from certain state R&D tax credit carryforwards will not be realized. A valuation allowance of $18.1 million has been provided on the $21.5 million of state R&D credit carryforwards. The majority of the state R&D credit carryforwards have an indefinite carryforward period.

A substantial portion of our manufacturing operations in Costa Rica operate under various tax holiday and tax incentive programs due to expire in whole or in part in 2029. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holiday and tax incentives was an increase to our net earnings by $12.5 million or $0.51 per diluted share in 2025 and by $11.1 million or $0.45 per diluted share in 2024.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign currency translation and derivative instrument adjustments, and related tax effects, are an element of “other comprehensive income” and are not included in net income.

As of December 31, 2025, we have estimated $349 million of undistributed foreign earnings and profits. Such earnings were previously subject to U.S. tax as a result of the Tax Act and much of any future remittances would generally be subject to no U.S. tax as a result of dividends received deductions and/or foreign tax credit relief. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we incur significant additional costs upon repatriation of such amounts.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. Our U.S. federal income tax returns for tax years 2022 and forward are subject to examination by the Internal Revenue Service. Our principal state income tax returns for tax years 2012 and forward are subject to examination by the state tax authorities. The total gross amount of unrecognized tax benefits as of December 31, 2025 was $71.8 million which, if recognized, would impact the effective tax rate. We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized $0.6 million of interest expense and $0.1 million of penalties in income tax benefit during 2025 and released $0.8 million of interest expense and $0.6 million of penalties in 2025. In total, we have accrued for interest and penalties of $2.4 million and $1.0 million, respectively as of December 31, 2025, and $2.6 million and $1.6 million, respectively, as of December 31, 2024.

The following table summarizes our cumulative gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$72,819	$78,558	$54,053
Increases to prior year tax positions	2,373	1,945	2,347
Increases due to acquisitions			—
Increases to current year tax positions	4,778	4,441	34,607
Decreases to prior year tax positions	(851)	(406)	(2,455)
Decrease related to lapse of statute of limitations	(7,080)	(10,062)	(9,591)
Decrease related to settlements with tax authorities	(78)	(1,133)	(403)
Decrease related to exchange rate fluctuations	(146)	(524)	—
Ending balance	$71,815	$72,819	$78,558

In December 2022, the European Union (EU) agreed to implement Pillar Two, the OECD’s global minimum tax rate of 15% for multinationals that meet a global revenue threshold. All of the EU countries and some of the non-EU countries in which we operate have enacted or have announced plans to enact legislation to adopt Pillar Two. The Pillar Two legislation has been effective since our fiscal year beginning January 1, 2024. For fiscal year 2025, we considered the impact of Pillar Two in our tax provision and effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries where we operate for fiscal periods beyond 2025 as we continue to assess the impact of tax legislation in these jurisdictions.

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We will assess its future impact on our consolidated financial statements as additional guidance becomes available as uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. To the extent known, the impact is included in our tax provision and effective tax rate for the year ended December 31, 2025.

Cash Taxes Paid

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Year Ended December 31, 2025
Federal	$8,949

State	4,245

Foreign:
Italy	7,230
Japan	2,158
Netherlands	1,989
Other	4,305
Ending Balance	28,876

Below is a summary of income taxes paid for the years ended December 31, 2024 and December 31, 2023:

	As of December 31,
	2024	2023
Cash paid during the year for:
Income taxes, net of refunds	$25,253	$35,809

NOTE 14. STOCKHOLDERS' EQUITY

Treasury Stock

In August 2019, our Board of Directors approved a common stock purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. We have $100.0 million remaining on this purchase plan. We did not purchase any of our common stock under our common stock purchase plan in 2024, 2023 or 2022. We are limited on share purchases in accordance with the terms and conditions of our Senior Secured Credit Facilities (see Note 12: Long-Term Obligations).

In 2025, we withheld 61,693 shares of our common stock from employee vested restricted stock units in consideration for $8.8 million in payments for the employees' share award income tax withholding obligations. We had 172 shares remaining in treasury at December 31, 2025.

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

Accumulated Other Comprehensive (Loss) Income ("AOCI")

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2023	$(122,973)	$40,779	$1,216	$(80,978)
Other comprehensive income before reclassifications	46,189	12,096	603	58,888
Amounts reclassified from AOCI	—	(30,991)	—	(30,991)
Other comprehensive income (loss)	46,189	(18,895)	603	27,897
Balance as of December 31, 2023	$(76,784)	$21,884	$1,819	$(53,081)
Other comprehensive (loss) income before reclassifications	(70,158)	14,042	—	(56,116)
Amounts reclassified from AOCI	—	(30,204)	—	(30,204)
Other comprehensive loss	(70,158)	(16,162)	—	(86,320)
Balance as of December 31, 2024	$(146,942)	$5,722	$1,819	$(139,401)
Other comprehensive income (loss) before reclassifications	119,917	(950)	60	119,027
Amounts reclassified from AOCI	—	(14,256)	—	(14,256)
Other comprehensive income (loss)	119,917	(15,206)	60	104,771
Balance as of December 31, 2025	$(27,025)	$(9,484)	$1,879	$(34,630)

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

Contingencies

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the FDA following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (the "2021 Warning Letter"). The 2021Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the years ended December 31, 2025 and 2024, we recorded a net reversal to the provision of $0.7 million and a net reversal to the provision of $5.2 million, respectively, to adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of December 31, 2025, approximately $20.4 million of the $33.0 million accrued

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
field service corrective action represents outstanding fulfillment costs to complete work under the 2021 Warning Letter. On February 5, 2026, the FDA notified us that the 2021 Warning Letter has been closed.

In 2015, legislation was enacted in Italy which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italy court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the IMDP. In September 2025, the Italian government enacted a law that allows medical device companies to settle certain historical periods (2015-2018) for 25% of the original assessed value. During the third quarter of 2025, we settled the liability related to the 2015-2018 historical periods and paid $2.5 million. Additionally, we recorded a release of $3.8 million in previously established reserves. The release is included in total revenues in our consolidated statements of operations. See Note 11: Accrued Liabilities for details on amounts accrued for potential payments related to the IMDP.

In April 2025, we received a warning letter from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility that occurred from July 23, 2024 through August 9, 2024 (the "2025 Warning letter"). The 2025 Warning Letter noted changes we made to the MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could affect the safety or effectiveness of these devices and therefore require new 510(k) clearance. We are seeking clearance for its next generation of MedFusion and updated CADD infusion pumps and submitted 510(k) applications to the FDA in July 2025. We cannot, however, give any assurances that the FDA will be satisfied with its response or its expected timing to address the matters cited in the 2025 Warning Letter. Until the matters cited in the 2025 Warning Letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. As a result, the outcome and the financial impact of the 2025 Warning Letter cannot be predicted at this time. Accordingly, no loss has been recorded for the 2025 Warning Letter, and the likelihood of loss is not considered probable and reasonably estimable as of December 31, 2025.

Commitments

We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 6: Leases).

NOTE 16: ACCOUNTS RECEIVABLE PURCHASE PROGRAM

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

The following table presents information in connection with the purchase program (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024
Trade receivables sold(1)	$10,009	$435,438
Cash received in exchange for trade receivables sold(2)	9,978	432,803
Loss on sale of receivables(3)	32	2,635
_______________________________
(1)    Represents carrying value of trade receivables sold to BMO.
(2)    Cash proceeds received from BMO.
(3)    Reflected in other expense, net in our consolidated statement of operations.

As of December 31, 2025, and 2024, there were no outstanding balances to be collected on behalf of BMO.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on this criteria, management of the Company has concluded that the Company has maintained effective internal control over its financial reporting as of December 31, 2025.

Our independent registered public accounting firm that audited the December 31, 2025 financial statements included in this Annual Report on Form 10-K has independently assessed the effectiveness of our internal control over financial reporting and its report can be found in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

(a)None

(b)During the three months ended December 31, 2025, none of the Company's directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The following table lists the names, ages, certain positions and offices held by our executive officers and directors as of January 31, 2026:

Name	Age	Office Held
Vivek Jain	53	Chief Executive Officer ("CEO") and Chairman of the Board
Brian Bonnell	52	Chief Financial Officer ("CFO") and Treasurer
Christian Voigtlander	57	Chief Operating Officer ("COO")
Daniel Woolson	49	President
Virginia Sanzone	51	Corporate Vice President, General Counsel ("CVP, GC")
David C. Greenberg	59	Director
Elisha Finney	64	Director
David Hoffmeister	71	Director
Donald Abbey	59	Director
Laurie Hernandez	68	Director
Kolleen T. Kennedy	66	Director

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

David C. Greenberg has been a director since 2015, serves as Lead Independent Director and Chair of the Compensation Committee and is a member of the Audit Committee. Mr. Greenberg is currently serving as Chief Executive Officer of HomeThrive, Inc. Mr. Greenberg joined HomeThrive, Inc. in October 2018. Mr. Greenberg was Executive Vice President, Strategy of Medline Industries, Inc. (“Medline”) from June 2008 to October 2018. Medline is a privately held manufacturer and distributor of medical supplies uniquely positioned to provide products, education and support across the continuum of care. In that capacity, Mr. Greenberg was a member of Medline’s Executive Board and advised top leadership/ownership on all aspects of the business. Mr. Greenberg was responsible for Strategy, Business Development and M&A. Additionally, Mr. Greenberg was a Group President and had responsibility for Medline’s distribution business and several manufacturing and marketing divisions. Mr. Greenberg has served on the board of directors for Amendia, Inc., a spinal implant company. Previously, Mr. Greenberg spent thirteen years in a variety of leadership positions within Aon Corporation, including Chief Financial Officer of its Aon Global subsidiary. Currently Mr. Greenberg serves on the board of directors of HomeThrive, Inc. since October 2018, Canadian Hospital Specialties, a privately held medical device manufacturer and specialty distributor, since April 2021 and Finnitiv Health (formerly Access & Integrated Practice Holdings, LLC), a comprehensive variable access medical services platform, since 2023. The Board believes Mr. Greenberg should serve as a director due to his extensive knowledge and experience in the medical industry, demonstrated executive leadership in business and insight into financial matters.

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

Donald M. Abbey has been a director since January 2018 and is a member of the Nominating Governance Committee and the Compensation Committee. Mr. Abbey is currently serving as Executive Vice President, Global Business Services,

Regulatory, Medical and Clinical Affairs at Dexcom, Inc. (“Dexcom”). Mr. Abbey joined Dexcom in May of 2016. Prior to joining Dexcom, Mr. Abbey was with Becton Dickinson (who acquired CareFusion Corporation in 2015 and which was spun out of Cardinal Health in 2009 (collectively, “BD”) from 2007. Mr. Abbey served in many roles over his years at BD including most recently as the Senior Vice President, Quality and Regulatory. Prior to his time at BD, Mr. Abbey held senior quality and regulatory affairs and general management positions with Respironics, Welch Allyn and Philips Healthcare. Mr. Abbey began his career at Varian Medical and Boston Scientific holding positions with increasing responsibility in research and development and quality. Mr. Abbey received a B.S.E.E from Washington State University and a M.B.A from University of Washington. The Board believes Mr. Abbey should serve as a director due to his extensive knowledge and experience in the medical industry and particularly, his knowledge of compliance and regulatory requirements.

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

Kolleen T. Kennedy has been a director since December 2021 and is a member of the Nominating and Governance Committee. Ms. Kennedy retired as President, Proton Solutions & Chief Growth Officer at Varian Medical Systems (“Varian”) in December 2021. Ms. Kennedy joined Varian in 1997 as Marketing Manager for radiation therapy delivery systems, and assumed other strategic roles over 24 years including Executive Vice President of Varian Oncology Systems, the market leading radiation therapy business division with nearly 7,000 employees worldwide. Prior to joining Varian, Ms. Kennedy was with Siemens Medical Systems and Radiation Oncology Computer Systems in oncology product sales and marketing. Ms. Kennedy received BS degrees in Radiation Oncology and Psychology from Wayne State University as well as an MS degree in Medical Physics from the University of Colorado. Ms. Kennedy currently serves on the boards of IPG Photonics since 2023, Wayne State University Foundation since 2018, and Partsol since 2025, and served on the boards of the City Cancer Challenge Foundation from 2018 to 2022, and Radiation Oncology Institute from 2018 to 2021. The Board believes Ms. Kennedy should serve as a director due to her relevant knowledge and history in the medical industry.

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

Additional information as required by this Item 10 of Form 10-K will be set forth under the captions Executive Officers, Election of Directors, Audit Committee and Compliance with Section 16(a) Beneficial Ownership Reporting Compliance in our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be set forth under the caption Executive Officer and Director Compensation, Compensation Committee and Compensation Committee Interlocks and Insider Participation in our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be set forth under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be set forth under the caption Transactions with Related Persons, Policies and Procedures Regarding Transactions with Related Persons and Corporate Governance-Director Independence in our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB No. 34) as required by this Item 14 of Form 10-K will be set forth under the caption Ratification of Auditors in our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Form 10-K Page No.
	The following documents are filed as part of this report:

1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.	57

2.	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.	114

3.	Financial Statement Schedules. The Financial Statement Schedules required to be filed as a part of this Report are:

	Schedule II — Valuation and Qualifying Accounts	117

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed/Furnished Herewith
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).

2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).

2.3#	Purchase Agreement, dated November 12, 2024, by and between ICU Medical, Inc., a Delaware corporation, ICU Medical Sales, Inc., a Delaware corporation and Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation. Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, filed on November 12, 2024 (File No. 001-34634).

3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-34634).

3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on November 3, 2023 (File No. 001-34634).

4.1	Description of Securities Registered Under Section 12 of the Exchange Act. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 3020 (File No. 001-34634).

10.1^	Form of Indemnification Agreement with Directors and Executive Officers. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, filed on October 22, 2010 (File No. 001-34634).

10.2^	Registrant's 2002 Employee Stock Purchase Plan. Filed as an Exhibit to Registrant's definitive Proxy Statement filed pursuant to Regulation 14A on April 3, 2002 (File No. 000-19974).

10.3^	Executive officer compensation	*

10.4^	Non-employee director compensation	*

10.5^	2008 Performance-Based Incentive Plan, as amended. Filed as Annex A to Registrant's proxy statement filed April 3, 2013 (File No. 001-34634).

10.6^	Amended and Restated ICU Medical, Inc. 2011 Stock Incentive Plan. Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018 (File No. 001-34634).

10.7^	First Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 2020 (File No.001-34634).

10.8^	Second Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on May 22, 2023 (File No. 001-34634).

10.9^	Third Amendment to ICU Medical, Inc. Amended and Restated 2011 Stock Incentive Plan. Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed on May 14, 2025 (File No. 001-34634

10.10	Amended and Restated Executive Employment Agreement, dated as of April 15, 2022, by and between ICU Medical, Inc. and Vivek Jain. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on April 20, 2022 (File No. 001-34634).

10.11^	Letter agreement between the Registrant and Alison Burcar, effective April 1, 2019.* Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019 (File No. 001-34634).

10.12^	ICU Medical, Inc. Executive Severance Plan. Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed on January 6, 2017 (File No. 001-34634).

10.13^	First Amendment to the ICU Medical, Inc. Executive Severance Plan. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on January 6, 2020 (File No. 001-34634).

10.14	Second Amendment to the ICU Medical, Inc. Executive Severance Plan. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on January 3, 2023 (File No. 001-34634).

10.15	Credit Agreement, dated as of January 6, 2022, by and among ICU Medical, Inc. as Borrower, certain subsidiaries as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and Barclays Bank PLC as joint bookrunners and joint lead arrangers and the other joint bookrunners and joint lead arrangers listed therein.# Filed as an Exhibit to Registrant's Current Report on Form 8-K filed January 7, 2022 (File No. 001-34634).

10.16†	Amendment No. 2, dated as of October 31, 2025, to the Credit Agreement, dated as of January 6, 2022, as amended by Amendment No. 1, dated as of October 31, 2025, among ICU Medical, Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (File No. 001-34634)

10.17	Shareholders Agreement, dated as of January 6, 2022, by and between ICU Medical, Inc. and Smiths Group International Holdings Limited. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on January 7, 2022 (File No. 001-34634).

10.18†	Amended and Restated Operating Agreement of Otsuka ICU Medical LLC. Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (File No. 001-34634)

19.1	ICU Medical, Inc. Insider Trading Policy. Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-34634)

21	Subsidiaries of Registrant	*

23.1	Consent of Deloitte & Touche LLP	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation. Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the Year ended December 31, 2023 filed on February 27, 2024 (File No. 001-34634).

Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________________________________
* Filed herewith.
** Furnished herewith.
^ Indicates a management contract or compensatory plan, contract or arrangement.
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

SCHEDULE II

ICU MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions (Reductions)
(Amounts in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off/ Disposals	Balance at End of Period
For the year ended December 31, 2023:
Allowance for doubtful accounts	$8,530	$838	$1,696	$—	$11,064
Warranty and return reserve - accounts receivable	$5,863	$1,627	$15	$—	$7,505
Warranty and return reserve - inventory/accrued(1)	$50,819	$20,290	$(13,313)	$—	$57,796
Deferred tax asset valuation allowance	$11,166	$—	$(2,714)	$—	$8,452

For the year ended December 31, 2024:
Allowance for doubtful accounts(2)	$11,064	$5,800	$(5,394)	$—	$11,470
Warranty and return reserve - accounts receivable	$7,505	$(1,441)	$806	$—	$6,870
Warranty and return reserve - inventory/accrued(3)	$57,796	$2,571	$(18,146)	$—	$42,221
Deferred tax asset valuation allowance(4)	$8,452	$78,592	$3,906	$—	$90,950

For the year ended December 31, 2025:
Allowance for doubtful accounts	$11,470	$2,416	$420	$—	$14,306
Warranty and return reserve - accounts receivable	$6,870	$5,635	$498	$—	$13,003
Warranty and return reserve - inventory/accrued(3)	$42,221	$6,102	$(18,978)	$—	$29,345
Deferred tax asset valuation allowance	$90,950	$8,916	$2,840	$—	$102,706
______________________________________________
(1)Additional charges to expense were primarily related to additional field corrective actions identified and initiated during the period related to the Smiths Medical business FDA warning letter (See Note: 15 Commitments and Contingencies in our accompanying consolidated financial statements).
(2) The charge to other accounts includes a $2.0 million reclassification to assets held for sale related to the IV Solutions business (See Note 3: Assets Held For Sale and Disposal of Business) in our accompanying consolidated financial statements).
(3) Primarily includes payments for expenses related to our field corrective actions.
(4) Primarily relates to valuation allowance against certain U.S. federal and state deferred tax assets (See Note 13: Income Taxes in our accompanying consolidated financial statements).

ITEM 16. FORM 10-K SUMMARY
    None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICU MEDICAL, INC.

By:	/s/ Vivek Jain
Vivek Jain
Chairman of the Board and Chief Executive Officer

Dated:	February 19, 2026

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vivek Jain	Chairman of the Board and	February 19, 2026
Vivek Jain	Chief Executive Officer
(Principal Executive Officer)

/s/ Brian M. Bonnell	Chief Financial Officer	February 19, 2026
Brian M. Bonnell	(Principal Financial Officer and Principal Accounting Officer)

/s/ David C. Greenberg	Director	February 19, 2026
David C. Greenberg

/s/ Elisha W. Finney	Director	February 19, 2026
Elisha W. Finney

/s/ David F. Hoffmeister	Director	February 19, 2026
David F. Hoffmeister

/s/ Donald M. Abbey	Director	February 19, 2026
Donald M. Abbey

/s/ Laurie Hernandez	Director	February 19, 2026
Laurie Hernandez

/s/ Kolleen T. Kennedy	Director	February 19, 2026
Kolleen T. Kennedy