Form 10-Q
period 2026-03-31
ICU MEDICAL INC/DE
filed 2026-05-07
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2026
Common	24,993,585

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2026

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
•prolonged periods of inflation, rising interest rates and the impact of foreign currency exchange rates as a result of the current global macroeconomic and geopolitical conditions, for example, armed conflicts between Ukraine and Russia and in the Middle East;
•significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs for certain countries, particularly Mexico and Costa Rica;
•continuing pressures to reduce healthcare costs and inadequate coverage and reimbursement;
•our ability to comply with applicable laws, rules and regulations, including, without limitation, matters raised in a warning letter issued by the FDA in 2025, regarding modifications to our cleared MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could impact our continued commercial activity;
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

For a more detailed discussion of these and other factors, see the information under the sections entitled “Summary Risk Factors,” Part I. Item 1A. “Risk Factors” and Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”), and the sections in this Quarterly Report on Form 10-Q entitled Part II. Item 1A “Risk Factors” and Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case as updated by our periodic filings with the SEC.

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	March 31, 2026	December 31, 2025
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$288,330	$307,963
Accounts receivable, net of allowance for doubtful accounts $14,744 at March 31, 2026 and $14,383 at December 31, 2025	201,077	180,515
Inventories	605,590	615,859
Prepaid expenses and other current assets	118,248	86,217
TOTAL CURRENT ASSETS	1,213,245	1,190,554

PROPERTY, PLANT AND EQUIPMENT, net	445,135	451,817
OPERATING LEASE RIGHT-OF-USE ASSETS	50,792	54,470
GOODWILL	1,485,561	1,499,754
INTANGIBLE ASSETS, net	598,968	633,559
DEFERRED INCOME TAXES	25,648	25,891
OTHER ASSETS	63,496	62,877
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	130,918	131,586
TOTAL ASSETS	$4,013,763	$4,050,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$173,982	$154,374
Accrued liabilities	314,570	315,337
Current portion of long-term debt	18,750	18,750
Income tax payable	10,602	10,400
TOTAL CURRENT LIABILITIES	517,904	498,861

LONG-TERM DEBT	1,261,826	1,265,917
OTHER LONG-TERM LIABILITIES	82,333	89,536
DEFERRED INCOME TAXES	14,514	37,756
INCOME TAX LIABILITY	25,258	34,613
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 25,186 shares at March 31, 2026 and 24,688 shares at December 31, 2025; and outstanding — 24,993 shares at March 31, 2026 and 24,688 shares at December 31, 2025	2,519	2,469
Additional paid-in capital	1,465,467	1,465,118
Treasury stock, at cost (193,046 shares at March 31, 2026 and 172 shares at December 31, 2025)	(25,183)	(22)
Retained earnings	721,022	690,890
Accumulated other comprehensive loss	(51,897)	(34,630)
TOTAL STOCKHOLDERS' EQUITY	2,111,928	2,123,825
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,013,763	$4,050,508
______________________________________________________
(1) December 31, 2025 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2026	2025
TOTAL REVENUES	$530,225	$604,702
COST OF GOODS SOLD	323,999	394,593
GROSS PROFIT	206,226	210,109
OPERATING EXPENSES:
Selling, general and administrative	154,566	157,233
Research and development	21,280	23,291
Restructuring, strategic transaction and integration	16,801	16,697
TOTAL OPERATING EXPENSES	192,647	197,221
INCOME FROM OPERATIONS	13,579	12,888
INTEREST EXPENSE, NET	(16,494)	(22,031)
OTHER EXPENSE, NET	(1,060)	(1,763)
LOSS BEFORE INCOME TAXES AND EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	(3,975)	(10,906)
BENEFIT (PROVISION) FOR INCOME TAXES	34,714	(4,570)
NET INCOME (LOSS) FROM CONSOLIDATED COMPANIES	30,739	(15,476)
EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES	(607)	—
NET INCOME (LOSS)	$30,132	$(15,476)
NET INCOME (LOSS) PER SHARE
Basic	$1.22	$(0.63)
Diluted	$1.20	$(0.63)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,764	24,539
Diluted	25,182	24,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended March 31,
	2026	2025
NET INCOME (LOSS)	$30,132	$(15,476)
Other comprehensive (loss) income, net of tax:
Cash flow hedge adjustments, net of tax of $0 and $(1,832) for the three months ended March 31, 2026 and 2025, respectively.	2,930	(5,884)
Foreign currency translation adjustment, net of tax of $0 for all periods	(20,242)	39,890
Other adjustments, net of tax of $0 for all periods	45	—
Other comprehensive (loss) income, net of tax	(17,267)	34,006
COMPREHENSIVE INCOME	$12,865	$18,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2026	24,688	$2,469	$1,465,118	$(22)	$690,890	$(34,630)	$2,123,825
Issuance of restricted stock and exercise of stock options	794	50	(13,665)	13,615	—	—	—
Tax withholding payments related to net share settlement of equity awards	(296)	—	—	(38,776)	—	—	(38,776)
Stock compensation	—	—	14,011	—	—	—	14,011
Other comprehensive loss, net of tax	—	—	3	—	—	(17,267)	(17,264)
Net income	—	—	—	—	30,132	—	30,132
Balance, March 31, 2026	25,186	$2,519	$1,465,467	$(25,183)	$721,022	$(51,897)	$2,111,928

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2025	24,518	$2,452	$1,412,118	$(92)	$690,158	$(139,401)	$1,965,235
Issuance of restricted stock and exercise of stock options	152	9	(8,299)	8,423	—	—	133
Tax withholding payments related to net share settlement of equity awards	(59)	—	—	(8,391)	—	—	(8,391)
Stock compensation	—	—	12,179	—	—	—	12,179
Other comprehensive income, net of tax	—	—	3	—	—	34,006	34,009
Net loss	—	—	—	—	(15,476)	—	(15,476)
Balance, March 31, 2025	24,611	$2,461	$1,416,001	$(60)	$674,682	$(105,395)	$1,987,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,132	$(15,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,027	49,445
Noncash lease expense	4,173	4,475
Stock compensation	14,011	12,179
Loss on disposal of property, plant and equipment and other assets	136	1,696
Debt issuance costs amortization	774	1,700
Undistributed equity in loss of unconsolidated affiliates	607	—
Other	2,989	9,214
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(24,145)	22,439
Inventories	6,088	(8,224)
Prepaid expenses and other current assets	(14,347)	(8,464)
Other assets	(2,363)	(6,815)
Accounts payable	20,150	32,099
Accrued liabilities	(9,846)	(36,343)
Income taxes, including excess tax benefits and deferred income taxes	(39,477)	(6,598)
Net cash provided by operating activities	38,909	51,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,302)	(14,621)
Deposit received for the sale of a business	2,000	—
Proceeds from sale of assets	1	42
Intangible asset additions	(1,908)	(2,232)
Net cash used in investing activities	(11,209)	(16,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(4,688)	(47,750)
Proceeds from exercise of stock options	—	133
Payments on finance leases	(658)	(328)
Tax withholding payments related to net share settlement of equity awards	(38,776)	(8,391)
Net cash used in financing activities	(44,122)	(56,336)
Effect of exchange rate changes on cash	(3,211)	2,958
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,633)	(18,862)
CASH AND CASH EQUIVALENTS, beginning of period	307,963	308,566
CASH AND CASH EQUIVALENTS, end of period	$288,330	$289,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Three months ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchases of property, plant, and equipment in accounts payable	$4,280	$10,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of ICU Medical, Inc. ("ICU" or the "Company"), a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of ICU for the year ended December 31, 2025.

We develop, manufacture, and sell innovative medical products used in infusion therapy, vascular access, and vital care applications. Our product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets; needlefree IV connectors; peripheral IV catheters; closed system transfer devices; pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. We also offer IV Solutions products through a commercial relationship with the joint venture. We sell the majority of our products globally through our direct sales force and through independent distributors throughout the U.S. and internationally. We also sell certain products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. On the condensed consolidated statement of cash flows, we combined provision for doubtful accounts, provision for warranty, returns and field action, and usage of spare parts with the "other" line item. In Note 12: Prepaid Expenses and Other Current Assets, we combined prepaid insurance and property taxes and interest rate contracts with the "other" line item. In Note 6: Segment Data, amounts in the prior period significant segment expense table have been reclassified to conform to the current year presentation of standard cost of goods sold, other cost of goods sold, and tariffs expense. These reclassifications had no impact on the reported results of operations.

Note 2:    New Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification ("ASC") in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities within the scope, the guidance will be applied prospectively with the effective date for each amendment to be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and will not become effective. We are currently assessing what impact this guidance will have on the Company's condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The guidance requires disclosure of disaggregated income statement expense information about specific categories (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) in the notes to financial statements. In January 2025, FASB released ASU 2025-01 to clarify the guidance will be effective for annual periods beginning after December 15, 2026. This update will be applicable to our Annual Report on Form 10-K for the fiscal year December 31, 2027, with early application permitted. We are currently assessing the effect of this update on the Company's condensed consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging. The guidance aims to more closely align hedge accounting with the economics of an entity's risk management activities and to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This update will be effective for annual periods beginning after December 15, 2026, and interim periods

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
within those annual reporting periods. Early adoption is permitted. We are currently assessing the effect of this update on the Company's condensed consolidated financial statements and related disclosures.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us during the three months ended March 31, 2026, as compared to the recent accounting pronouncements described in our 2025 Annual Report on Form 10-K.

Note 3: Restructuring, Strategic Transaction and Integration

    Restructuring, strategic transaction and integration expenses were $16.8 million and $16.7 million for the three months ended March 31, 2026 and 2025 respectively.

Restructuring

    During the three months ended March 31, 2026 and 2025, restructuring charges were $6.9 million and $6.8 million, respectively, and were primarily related to facility closure costs and severance costs.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the three months ended March 31, 2026 (in thousands), which is included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

	Employee & Related Costs	Facility & Other Closure Costs	Total
Accrued balance, January 1, 2026	$6,411	$5,737	$12,148
Charges incurred	2,233	4,663	6,896
Payments	(6,816)	(6,613)	(13,429)
Currency translation	(68)	(19)	(87)
Accrued balance, March 31, 2026	$1,760	$3,768	$5,528

Strategic Transaction and Integration Expenses

    We incurred and expensed $9.9 million and $9.9 million in strategic transaction and integration expenses during the three months ended March 31, 2026 and 2025, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three months ended March 31, 2026 and 2025 were primarily related to ongoing consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. For the three months ended March 31, 2025, transaction costs also included expenses related to the sale of a 60% ownership in our IV Solutions business that was completed during the second quarter of 2025.

Note 4: Disposal of Business

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

Cash proceeds received from the sale, subject to conventional purchase price adjustments, were $211.2 million. We also are entitled to contingent consideration if the joint venture exceeds planned revenues or gross margin for the year ended December 31, 2026. Additionally, we have agreed to provide commercial, logistics, administrative, and other services, including continuing to provide certain manufacturing services for component parts for a period of up to five years from transaction close (see below table). Certain logistic and warehouse costs incurred on behalf of and reimbursed by the joint venture are pass-through expenses and net to zero within cost of goods sold in the condensed consolidated statement of operations. Other services are provided in exchange for fixed fee arrangements or reimbursement of our costs, depending on the

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
respective terms of service negotiated. Fees charged for the services are recorded as reductions to the costs incurred to provide such services in the condensed consolidated statement of operations. Those services provided under fixed price arrangements were determined to be at less than fair value and, as such, we recognized an unfavorable contract liability of $20.2 million to account for the difference between the fair value of services to be provided and the estimated cost of providing such services over the five years from transaction close. The unfavorable contract liability is presented within other long-term liabilities in our condensed consolidated balance sheet, with the current portion included in accrued liabilities. This liability is being released to our condensed consolidated statement of operations as reduction to the costs incurred to provide the respective services within selling, general and administrative expenses.

For the three months ended March 31, 2026, we recognized $3.7 million in fixed and variable service fees related to reimbursed expenses under the various transition service agreements and $1.1 million related to the release of the unfavorable contract liability. The fees, reimbursements and release of unfavorable contract liability serve to reduce the same line items as their respective incurred expenses within cost of goods sold or selling, general, and administrative expenses in our condensed consolidated statement of operations.

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

The combined effect of the transaction was a gain of $44.8 million, comprising the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $19.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract liability recorded upon disposition. The gain recognized in connection with the transaction during 2025 was presented as a separate line item in our condensed consolidated statement of operations. No gain related to contingent consideration was recorded. We will record such gain, if any, if and when the measurement period has ended and we have concluded that a payment will be received.

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

The following table presents condensed consolidated financial statement data resulting from transactions with the joint venture (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Three months ended March 31,
2026
Condensed consolidated statement of operations:
Manufacturing services agreement revenue (total revenue)	$4,451
Manufacturing services agreement cost of goods sold (costs of good sold)	$4,077

Service fees - Otsuka ICU Medical LLC (cost of goods sold)	$535
Service fees - Otsuka ICU Medical LLC (selling, general & administrative)	$3,177

Equity in losses of unconsolidated affiliates	$(607)
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

As of March 31, 2026, a $1.8 million related-party receivable to the joint venture was included within prepaid expenses and other current assets in our condensed consolidated balance sheet.

On March 6, 2026, we entered into a definitive agreement to divest certain assets constituting a business, as defined under ASC 805, Business Combinations. Because the transaction met the criteria for held for sale classification, the associated balances were reclassified accordingly as of March 31, 2026. These assets are included within prepaid expenses and other current assets on our balance sheet. The divestiture is immaterial to our financial position and results of operations. As part of the terms of the agreement, we received an advanced deposit for $2.0 million out of the total expected proceeds of approximately $6.0 million which is included within prepaid expenses and other current assets on our condensed consolidated balance sheet.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended March 31,
Product line	2026	2025
Consumables	$278,275	$266,226
Infusion Systems	179,604	166,300
Vital Care (1)	72,346	172,176
Total Revenues	$530,225	$604,702
______________________________
(1) During May 2025, we completed the sale of 60% interest in our IV Solutions business (see Note 4: Disposal of Business).

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended March 31,
Geography	2026	2025
United States	$315,503	$388,245
Europe, the Middle East and Africa	104,676	95,688
APAC	58,299	59,411
Other Foreign	51,747	61,358
Total Revenues	$530,225	$604,702

Contract Balances

    The following table presents the changes in our contract balances for the three months ended March 31, 2026 and 2025 (in thousands), which are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

Contract Liabilities
Beginning balance, January 1, 2026	$41,233
Equipment revenue recognized	(16,391)
Equipment revenue deferred due to implementation	42,684
Software revenue recognized	(10,025)
Software revenue deferred due to implementation	10,024
Government grant income recognized(1)	(505)
Other deferred revenue recognized	(349)
Other deferred revenue	830
Ending balance, March 31, 2026	$67,501

Beginning balance, January 1, 2025	$39,403
Equipment revenue recognized	(15,298)
Equipment revenue deferred due to implementation	19,937
Software revenue recognized	(3,077)
Software revenue deferred due to implementation	1,201
Government grant income recognized(1)	(509)
Other deferred revenue recognized	(211)
Other deferred revenue	239
Ending balance, March 31, 2025	$41,685
______________________________

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of March 31, 2026, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in thousands)	< 12 Months	> 12 Months
Equipment deferred revenue	$50,937	$368
Software deferred revenue	6,280	1,691
Government grant deferred income(1)	2,064	4,772
Other deferred revenue(2)	1,375	14
Total	$60,656	$6,845
______________________________
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

Our chief executive officer is our CODM. Our CODM uses net profit (loss) to manage our business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Our segment performance is monitored and resource allocation is determined during the consolidated annual budget/forecast processes. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Expenditures for additions to long-lived assets were $13.2 million and $16.9 million for the three months ended March 31, 2026 and 2025, respectively.

The following table presents information about our segment revenue, segment profit or loss, and significant segment expenses (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended March 31,
	2026	2025
REVENUES	$530,225	$604,702
Less:
Standard COGS(1)	214,799	292,178
Quality remediation/recall(2)	7,407	9,980
Other COGS(3)	88,651	87,063
Tariffs and duties expense(4)	13,142	5,372
Selling, general and administrative	154,566	157,233
Research and development	21,280	23,291
Restructuring and integration	16,801	16,697
Other segment items(5)	(979)	(1,469)
Interest expense	18,533	25,263
Income (benefit) tax provision	(34,714)	4,570
Equity in losses of unconsolidated affiliates	607	—
Net income (loss)	$30,132	$(15,476)
______________________________
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
(4) For the three months ended March 31, 2026, total tariff and duties expense includes $1.1 million typically grouped within standard COGS and $12.0 million typically grouped within other COGS. For the three months ended March 31, 2025, total tariff and duties expense included $1.2 million typically grouped within standard COGS and $4.1 million typically grouped within other COGS.
(5) Includes interest income, gain/loss on disposition of assets, gain/loss on foreign exchange, and other miscellaneous income/expense.

For information on depreciation expense, see Note 14: Property, Plant, & Equipment. For information on amortization expense, see Note 15: Goodwill and Intangible Assets, Net.

Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to end customers. The manufacturers and distributors, in turn, sell our products to healthcare providers. For the three months ended March 31, 2026 and 2025, our consolidated worldwide net sales to a single distributor were 20%, and 17%, respectively.

Geographic Information

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of
	March 31, 2026	December 31, 2025
Costa Rica	169,752	168,678
Mexico	128,974	127,389
Other LATAM	73,156	71,054
Canada	2,118	1,982
Italy	35,002	35,468
Spain	22,044	21,532
Czech Republic	9,538	14,111
Other Europe	11,577	11,485
APAC	27,255	28,239
Total Foreign	$479,416	$479,938
United States	626,443	617,792
Worldwide Total	$1,105,859	$1,097,730
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

The following table presents the components of our lease cost (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$4,144	$5,026
Finance lease cost — interest	116	53
Finance lease cost — reduction of ROU asset	761	189
Short-term lease cost	—	2
Total lease cost	$5,021	$5,270

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,152	$4,379
Operating cash flows from finance leases	$116	$53

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$402	$8,654
Finance leases	$1,135	$393

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of
	March 31, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$50,792	$54,470

Accrued liabilities	$13,062	$13,825
Other long-term liabilities	41,161	43,951
Total operating lease liabilities	$54,223	$57,776

Weighted-Average Remaining Lease Term
Operating leases	6.2 years	6.3 years

Weighted-Average Discount Rate
Operating leases	5.41%	5.40%

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	As of
	March 31, 2026	December 31, 2025
Finance leases
Finance lease right-of-use assets (other assets)	$6,208	$5,599

Accrued liabilities	$2,373	$2,095
Other long-term liabilities	4,065	3,729
Total finance lease liabilities	$6,438	$5,824

Weighted-Average Remaining Lease Term
Finance leases	2.9 years	3.0 years

Weighted-Average Discount Rate
Finance leases	6.42%	6.29%

As of March 31, 2026, the maturities of our operating and finance lease liabilities for each of the next five years and thereafter are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$11,793	$2,079
2027	13,199	2,345
2028	9,862	1,797
2029	7,759	760
2030	4,598	75
2031	4,187	—
Thereafter	11,943	—
Total Lease Payments	63,341	7,056
Less imputed interest	(9,118)	(618)
Total	$54,223	$6,438

Note 8:    Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus any dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. A net loss for the three months ended March 31, 2025 causes all of the potentially dilutive common shares to be antidilutive and, accordingly, they were not included in the computation of diluted earnings per share, and basic and diluted net loss per share are equal for that period.

    The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended March 31,
	2026	2025
Net income (loss)	$30,132	$(15,476)

Weighted-average number of common shares outstanding (basic)	24,764	24,539
Dilutive securities(1)	418	—
Weighted-average common and common equivalent shares outstanding (diluted)	25,182	24,539
EPS — basic	$1.22	$(0.63)
EPS — diluted	$1.20	$(0.63)

Total anti-dilutive stock options and restricted stock awards	40	40
_______________________________
(1)    Due to the net loss for the three months ended March 31, 2025, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

Note 9:    Derivatives and Hedging Activities

Hedge Accounting and Hedging Program

     The purposes of our cash flow hedging programs are to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit, and to manage floating interest rate risk associated with future interest payments on the variable-rate term loans issued in 2022 and refinanced in 2025. We do not issue derivatives for trading or speculative purposes.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros ("EUR"), Japanese Yen ("JPY"), Canadian Dollar ("CAD"), and Australian Dollar ("AUD") and have varying maturities with an average term of approximately nine months. The total notional amount of these outstanding derivative contracts as of March 31, 2026 was $222.5 million, which included the notional equivalent of $63.3 million in CAD, $81.3 million in EUR, $71.3 million in MXN, and $6.6 million in other foreign currencies, with terms currently through December 2026.

Floating Interest Rate Risk

In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 18: Long-Term Debt). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis,

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
excluding its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and receive the greater of 3-months USD Secured Overnight Financing Rate ("SOFR") or (0.15)%. The total notional amount of this outstanding derivative as of March 31, 2026 was approximately $173.7 million. Effective March 30, 2022, the term loan B swap, as amended, had an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We paid a fixed rate of 1.17% and received the greater of 3-months USD SOFR or 0.35%. This swap matured on March 30, 2026, and there was no notional amount outstanding as of March 31, 2026.
In June 2023, we entered into an additional interest rate swap that hedges both term loan A and term loan B interest payments. The total notional amount of the swap is $300.0 million. The hedge matures on June 30, 2028. We pay a fixed rate of 3.88% and receive 3-months USD SOFR.

In February 2026, we entered into an additional interest rate swap that hedges term loan A interest payments. Effective March 31, 2026, the swap has a notional amount of $225.0 million. The hedge matures on December 31, 2029. We pay a fixed rate of 3.30% and receive 3-months USD SOFR.

These swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of March 31, 2026
Prepaid expenses and other current assets	$4,185	$4,346	$8,531
Other assets	—	759	759
Total assets	$4,185	$5,105	$9,290

Accrued liabilities	$4,152	$761	$4,913
Other long-term liabilities	—	1,622	1,622
Total liabilities	$4,152	$2,383	$6,535

As of December 31, 2025
Prepaid expenses and other current assets	$1,093	$3,745	$4,838
Other assets	70	664	734
Total assets	$1,163	$4,409	$5,572

Accrued liabilities	$479	$1,508	$1,987
Other long-term liabilities	67	3,196	3,263
Total liabilities	$546	$4,704	$5,250

We recognized the following gains (losses) on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net income (loss) (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Gains (Losses) Recognized in Other Comprehensive (Loss) Income
	Three months ended March 31,
	2026	2025
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$368	$(174)
Interest rate swaps	4,234	(4,091)
Total derivatives designated as cash flow hedging instruments	$4,602	$(4,265)

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

	Gains (Losses) Reclassified From Accumulated Other Comprehensive (Loss) Income into Income
		Three months ended March 31,
	Location of Gains (Losses) in the Condensed Consolidated Statements of Operations	2026	2025
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$296	$709
Foreign exchange forward contracts	Cost of goods sold	149	(1,014)
Interest rate swaps	Interest expense	1,218	3,756
Total derivatives designated as cash flow hedging instruments		$1,663	$3,451

As of March 31, 2026, we expect an immaterial amount of deferred losses on the outstanding foreign exchange contracts and an estimated $3.6 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

	Fair value measurements as of March 31, 2026
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$4,185	$—	$4,185	$—
Interest rate contracts:
Prepaid expenses and other current assets	4,346	—	4,346	—
Other assets	759	—	759	—
Total Assets	$9,290	$—	$9,290	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$4,152	$—	$4,152	$—
Interest rate contracts:
Accrued liabilities	761	—	761	—
Other long-term liabilities	1,622	—	1,622	—
Total Liabilities	$6,535	$—	$6,535	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Fair value measurements as of December 31, 2025
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$1,093	$—	$1,093	$—
Other assets	70	—	70	—
Interest rate contracts:
Prepaid expenses and other current assets	3,745	—	3,745	—
Other assets	664	—	664	—
Total Assets	$5,572	$—	$5,572	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$479	$—	$479	$—
Other long-term liabilities	67	—	67	—
Interest rate swaps:
Accrued liabilities	1,508	—	1,508	—
Other long-term liabilities	3,196	—	3,196	—
Total Liabilities	$5,250	$—	$5,250	$—

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

Note 11: Investment Securities

Investments in Non-Marketable Equity Securities

Investments in Unconsolidated Affiliates

We hold equity method investments in certain entities. We apply the equity method of accounting for investments in unconsolidated affiliates when we determine we have a significant influence, but not a controlling interest in the investee. We determine whether we have significant influence by considering key factors such as ownership interest, representation on the board of directors, participation in policy making decisions, business relationship and material intra-entity transactions, among other factors. Our equity method investments are reported at cost and adjusted each period for our share of the investee's income or (loss) and dividend paid, if any. We eliminate any intra-entity profits to the extent of our beneficial interest. For our other equity method investment, we report our proportionate share of the investee's income or (loss) resulting from this investment in other expense, net in our condensed consolidated statements of operations. We assess our equity method investments for impairment on an annual basis or whenever events or circumstances indicate that the carrying value of the investment may not be recoverable.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
On April 24, 2025, the Company completed the formation of the Otsuka ICU Medical LLC (n/k/a Otsuka ICU Medical LLC (“joint venture”)) and transferred the assets, liabilities and operations that comprise the IV Solutions business to the joint venture. Pursuant to the agreement, we sold 60% of our IV Solutions business to OPF and the Company retained 40% ownership interest in the business. The initial investment, which includes a step up in basis on the retained 40% interest of $19.4 million, was recorded in the amount of $129.9 million. As provided under the joint venture's Operating Agreement, each of OPF and the ICU Medical Entities have been granted certain exclusive call and put options, respectively, with respect to the ICU Medical Entities' remaining ownership interest in the joint venture. Such options are exercisable at certain specified dates and for such amounts as are set forth in the Operating Agreement beginning five years after the transaction closing. If exercised, they could effectively eliminate the Company’s ownership interest. See Note 4: Disposal of Business for more information.

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

Our investment in unconsolidated affiliates consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Otsuka ICU Medical LLC	$128,055	$128,662
Other equity method investment	2,863	2,924
	$130,918	$131,586

Our recorded share of our investees' (loss) income was $(0.7) million for the three months ended March 31, 2026. There were no such amounts recorded for the three months ended March 31, 2025. We did not receive any dividend distributions from these investments during the three months ended March 31, 2026 and 2025.

Note 12:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Other prepaid expenses and receivables	$25,744	$23,390
Deferred costs	24,264	13,110
Prepaid income taxes	24,232	16,549
Other	38,612	33,168
Assets held for sale(1)	5,396	—
	$118,248	$86,217
____________________________
(1)    On March 6, 2026, we entered into a definitive agreement to divest certain assets constituting a business, as defined under ASC 805, Business Combinations. Because the transaction met the criteria for held for sale classification, the associated balances were reclassified accordingly as of March 31, 2026. The divestiture is immaterial to our financial position and results of operations.

Note 13: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	As of
	March 31, 2026	December 31, 2025
Raw materials	$268,090	$265,383
Work in process	48,140	38,097
Finished goods	289,360	312,379
Total inventories	$605,590	$615,859
______________________________
As of March 31, 2026, approximately $1.9 million inventory account balances that are part of a disposal group that met the criteria for assets held for sale were combined with other disposal group assets and included in "Prepaid Expenses and Other Current Assets" in our condensed consolidated balance sheet (See Note 12: Prepaid Expenses and Other Current Assets).

Note 14:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Machinery and equipment	$438,038	$434,959
Land, building and building improvements	178,797	176,972
Molds	107,819	107,296
Computer equipment and software	116,026	116,259
Furniture and fixtures	23,145	23,055
Instruments placed with customers(1)	150,164	148,441
Construction in progress	91,870	90,748
Total property, plant and equipment, cost	1,105,859	1,097,730
Accumulated depreciation	(660,724)	(645,913)
Property, plant and equipment, net	$445,135	$451,817
______________________________
(1)     Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $16.9 million and $16.9 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense included in costs of goods sold was $15.3 million and $14.8 million, for the three months ended March 31, 2026 and 2025, respectively.

Note 15: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2026	$1,499,754
Goodwill reclassified to assets held for sale (1)	(2,811)
Currency translation	(11,382)
Balance as of March 31, 2026	$1,485,561
______________________________
(1) On March 6, 2026, we entered into a definitive agreement to divest certain assets constituting a business, as defined under ASC 805,
Business Combinations. The goodwill allocated to assets held for sale was determined based on the relative fair value of the disposal group as compared to the portion of the reporting unit retained. The divestiture is immaterial to our financial position and results of operations.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-line basis, were as follows (in thousands):

	Weighted-Average Amortization Life in Years	March 31, 2026
		Cost	Accumulated Amortization	Net
Patents	10	$41,068	$26,126	$14,942
Customer contracts	12	9,881	7,398	2,483
Non-contractual customer relationships(1)	8	556,103	317,611	238,492
Trademarks	1	5,425	5,425	—
Trade name	15	18,253	9,880	8,373
Developed technology(2)	10	635,837	308,740	327,097
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,275,667	$684,280	$591,387

Internally developed software(3)		$7,581		$7,581

Total intangible assets		$1,283,248	$684,280	$598,968
______________________________
(1)    As of March 31, 2026, approximately $0.6 million non-contractual customer relationships account balances that are part of a disposal group that met the criteria for assets held for sale were combined with other disposal group assets and included in "Prepaid Expenses and Other Current Assets" in our condensed consolidated balance sheet (See Note 12: Prepaid Expenses and Other Current Assets).
(2) Developed technology primarily consists of acquired patented technologies and internally developed software. Upon completion of development, the assets are amortized over their estimated useful lives.
(3)    Internally developed software will be reclassified to developed technology and amortized when the projects are complete and the assets are ready for their intended use. During the three months ended March 31, 2026, no amounts were reclassified to developed technology.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $33.1 million and $32.6 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense included in cost of goods sold was $1.3 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2026	$92,370
2027	129,562
2028	119,169
2029	116,085
2030	54,056
2031	64,064
Thereafter	16,081
Total	$591,387

Note 16:     Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Salaries and benefits	$79,215	$70,526
Incentive compensation	24,401	60,799
Deferred revenue	60,656	33,843
Italy medical device payback provision(1)	25,083	24,597
Field service corrective action(2)	26,363	27,777
Other	98,852	97,795
	$314,570	$315,337
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

Note 17:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 873% and (42)% for the three months ended March 31, 2026 and 2025, respectively.

The effective tax rate for the three months ended March 31, 2026 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, foreign-derived intangible income (“FDII”), and tax credits. Additionally, the effective tax rate for the three months ended March 31, 2026 included a discrete tax benefit of $29.2 million related to unrecognized tax benefits released as a result of the expiration of statute of limitations.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings,

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $4.2 million tax benefit during the three months ended March 31, 2026. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The company's ability to use our deferred tax assets depends on the amount of taxable income in future periods.

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

The Amendment includes new credit facilities (the "New Credit Facilities") that consists of a $750.0 million senior secured Term Loan A and a new $500.0 million revolving credit facility. The proceeds from the New Term Loan A were primarily used by the borrower to (i) directly repay the $559.7 million outstanding principal amount of the existing Term Loan A in full (the "Refinancing") under the Existing Credit Agreement, and (ii) directly repay $190.0 million of the outstanding balance of the Term Loan B under the Existing Credit Agreement.

In connection with the October 2025 refinancing, we capitalized approximately $4.4 million in new lender fees and third-party costs. As of March 31, 2026 and December 31, 2025, the unamortized debt discount and issuance costs related to the Term Loans and Revolving Credit Facility totaled $12.5 million and $13.3 million, respectively.

The portion of the unamortized balances related to the Term Loans are reflected as a direct deduction from the face amount of the corresponding term loans on the condensed consolidated balance sheets. These costs are being amortized to interest expense over the respective terms of the loans using the effective interest method. The Revolving Credit Facility unamortized balances are included in prepaid expenses and other current assets on our condensed consolidated balance sheets. These costs are being amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

There were no penalties paid as a result of the early termination.

Maturity Dates

The final maturity date of the New Credit Facilities is October 31, 2030, subject to a springing maturity provision under which, if any of the Term Loan B tranche remains outstanding on the date that is 91 days prior to the Term Loan B maturity date (the "Springing Maturity Date"), the maturity date for the Term Loan A and the Revolving Credit Facility will automatically accelerate to the Springing Maturity Date, if earlier than October 31, 2030. Pursuant to the terms and conditions of the Credit Agreement, the maturity dates of the Term Loans and the Revolving Credit Facility may be extended upon our request, subject to the consent of the Lenders.

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

For the three months ended March 31, 2026 and 2025, total principal payments on the Term Loans were $4.7 million and $47.8 million, respectively. The three months ended March 31, 2025 included an additional prepayment of $35.0 million on Term Loan B.

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

We were in compliance with all financial covenants as of March 31, 2026.

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

Prior Credit Facilities

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of March 31, 2026	Effective Interest Rate	As of December 31, 2025

Senior Secured Credit Facilities:
New Credit Facilities:
Term Loan A — principal	5.64%	$745,313	7.02%	$750,000
Revolving Credit Facility — principal	—	—	—%	—
Prior Credit Facilities:
Term Loan B — principal	6.56%	544,500	7.56%	544,500
Less unamortized debt issuance costs(1)		(9,237)		(9,833)
Total carrying value of long-term debt		1,280,576		1,284,667
Less current portion of long-term debt		18,750		18,750
Long-term debt, net		$1,261,826		$1,265,917
_______________________________
(1)    Comprised of $5.0 million and $4.2 million relating to the Term Loan A and the Term Loan B, respectively, as of March 31, 2026. Comprised of $5.3 million and $4.5 million relating to the Term Loan A and the Term Loan B, respectively, as of December 31, 2025.

As of March 31, 2026, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2026	$14,063
2027	18,750
2028	37,500
2029	582,000
2030	637,500
2031	—
Total	$1,289,813

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended March 31,
	2026	2025
Contractual interest	$18,224	$26,888
Amortization of debt issuance costs	773	1,699
Commitment fee — Revolving Credit Facility	285	375
Total long-term debt-related interest expense	$19,282	$28,962

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We currently hedge against the contractual interest expense on our long-term debt (see Note 9: Derivatives and Hedging Activities).

Note 19: Stockholders' Equity

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended March 31, 2026 and 2025, we did not purchase any shares of our common stock under our share purchase plan. As of March 31, 2026, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt).

    For the three months ended March 31, 2026, we withheld 295,896 shares of our common stock from employee vested restricted stock units in consideration for $38.8 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the three months ended March 31, 2025, we withheld 58,858 shares of our common stock from employee vested restricted stock units in consideration for $8.4 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2026	$(27,025)	$(9,484)	$1,879	$(34,630)
Other comprehensive (loss) income before reclassifications	(20,242)	4,593	45	(15,604)
Amounts reclassified from AOCI	—	(1,663)	—	(1,663)
Other comprehensive (loss) income	(20,242)	2,930	45	(17,267)
Balance as of March 31, 2026	$(47,267)	$(6,554)	$1,924	$(51,897)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2025	$(146,942)	$5,722	$1,819	$(139,401)
Other comprehensive income (loss) before reclassifications	39,890	(3,260)	—	36,630
Amounts reclassified from AOCI	—	(2,624)	—	(2,624)
Other comprehensive income (loss)	39,890	(5,884)	—	34,006
Balance as of March 31, 2025	$(107,052)	$(162)	$1,819	$(105,395)

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

Contingencies

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the U.S. Food and Drug Administration ("FDA") following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (the "2021 Warning Letter"). The 2021 Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the three months ended March 31, 2026 and 2025, we recorded a provision of $1.0 million and $1.7 million, respectively, to adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of March 31, 2026, approximately $19.2 million of the $30.7 million accrued field service corrective action represents outstanding fulfillment costs to complete work under the 2021 Warning Letter. On February 5, 2026, the FDA notified us that the 2021 Warning Letter has been closed.

In April 2025, we received a warning letter from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility that occurred from July 23, 2024 through August 9, 2024 (the "2025 Warning letter"). The 2025 Warning Letter noted changes we made to the MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could affect the safety or effectiveness of these devices and therefore require new 510(k) clearance. In July 2025, we submitted 510(k) applications to the FDA seeking clearance for the next generation of MedFusion and updated CADD infusion pumps. As a result of discussions with the FDA and their requests for certain additional testing, we agreed to withdraw our 510(k) applications for MedFusion and CADD infusion pumps. We are actively planning to resubmit the applications as soon as possible after completing certain additional testing. Until the matters cited in the 2025 Warning Letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. As a result, the outcome and the financial impact of the 2025 Warning Letter cannot be predicted at this time. Accordingly, no loss contingency has been recorded for the 2025 Warning Letter, and the likelihood of loss is not considered probable and reasonably estimable as of March 31, 2026.

In 2015, legislation was enacted in Italy which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the IMDP. In September 2025, the Italian government enacted a law that allowed medical device companies to settle certain historical periods (2015-2018) for 25% of the original assessed value. During the third quarter of 2025, we settled the liability related to the 2015-2018 historical periods and paid $2.5 million. Additionally, we recorded a release of $3.8 million in previously established reserves. The release was included in total revenues in our condensed consolidated statements of operations. See Note 16: Accrued Liabilities for details on amounts accrued for potential payments related to the IMDP.

Commitments

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    We have non-cancelable operating lease agreements where we are contractually obligated to pay certain lease payment amounts (see Note 7: Leases).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes thereto included in our 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption entitled “Forward-Looking Statements” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K as may be further updated from time to time in our other filings with the SEC.

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

2026 Events

In February 2026, the Supreme Court ruled that the U.S. Administration lacks the authority to impose tariffs under the International Emergency Economic Powers Act ("IEEPA"); the U.S. Court of International Trade subsequently ruled that companies are entitled to seek refunds for tariffs already paid under that Act. We are currently evaluating the impact of these developments, including the potential for recovery which could be material. However, the ultimate outcome, timing and amount of any such potential recoveries remain uncertain. Accordingly, no amounts have been recognized during the first quarter of 2026. In response to the Supreme Court Ruling, the Administration formally repealed the tariffs imposed under IEEPA while immediately implementing new broader tariff measures under Section 122 of the Trade Act of 1974. Any new tariffs, increases to existing tariff levels, or changes to currently available exemptions could increase the cost of products we import into the U.S. and adversely affect our business, financial condition and results of operations.

Based on current geopolitical conditions we expect foreign currency rates, freight costs, oil prices, interest rates, and general inflation to remain subject to volatility in the market. For example, the conflict in Iran has and could continue to significantly disrupt the global oil and gas supply-demand balance, increase commodity price volatility and heighten uncertainty in regional operating conditions. Disruptions to transportation routes and higher logistics could affect our operating results, liquidity, and cash flows, particularly if conditions persist or escalate. While the situation remains fluid, adverse impacts can continue in future periods. We will continue to monitor developments and assess potential impacts on our business and financial position.

While we continually monitor the ongoing and evolving impact of the above events on our operations the overall impact remains uncertain and may not be fully reflected in our results of operations until future periods. The overall impact to our results of operations will depend on a number of factors, many of which are out of our control, none of which can be fully predicted at this time. See "Part I. Item 1A. Risk Factors" in our 2025 Annual Report on Form 10-K as updated in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties.

Disposition of our IV Solutions Business and Prepayment of a portion of our Long-term Obligations

On April 24, 2025, pursuant to a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc. a Delaware corporation ("OPF") (described in Note 4: Disposal of Business to our accompanying condensed consolidated financial statements), we completed the formation of ICU Medical Pearl LLC (n/k/a Otsuka ICU Medical LLC (the "joint venture")) and transferred the assets, liabilities and operations that comprise our IV Solutions product line to the joint venture. At the closing of the transaction on May 1, 2025, under the Agreement, we sold a 60% interest in the joint venture to OPF. The total sales price, inclusive of our final purchase price adjustments, was $211.2 million, of which we used $200.0 million of the proceeds from the sale to pay down a portion of our outstanding Term Loan A (as defined below) long-term debt during the second quarter of 2025.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three months ended March 31, 2026 and 2025, the percentages of each income statement caption in relation to total revenue:

	Three months ended March 31,
	2026	2025
Total revenues	100%	100%
Gross profit	39%	35%
Selling, general and administrative expenses	29%	26%
Research and development expenses	4%	4%
Restructuring, strategic transaction and integration expenses	3%	3%
Total operating expenses	36%	33%
Income from operations	3%	2%
Interest expense, net	(3)%	(4)%
Other expense, net	—%	—%
Loss before income taxes and equity in losses earnings of unconsolidated affiliates	—%	(2)%
Benefit (Provision) for income taxes	7%	(1)%
Net income (loss) from consolidated companies	7%	(3)%
Equity in losses of unconsolidated affiliates	—%	—%
Net income (loss)	7%	(3)%

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

Consumables

    The following table summarizes our total Consumables revenue (in millions, except percentages):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Consumables revenue (GAAP)	$278.3	$266.2	$12.1	4.5%
Impact of foreign currency exchange rate changes	(6.8)
Consumables revenue on a constant currency basis (non-GAAP)	$271.5
$ Change in constant currency	$5.3
% Change in constant currency	2.0%

Consumables revenue increased for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to new customer installations and increased demand for our Infusion Consumables and Oncology product lines.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Infusion Systems (GAAP)	$179.6	$166.3	$13.3	8.0%
Impact of foreign currency exchange rate changes	(3.6)
Infusion Systems on a constant currency basis (non-GAAP)	$176.0
$ Change in constant currency	$9.7
% Change in constant currency	5.8%

Infusion Systems revenue increased for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to increased sales of LVP hardware.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Vital Care (GAAP)	$72.3	$172.2	$(99.9)	(58.0)%
Impact of foreign currency exchange rate changes	(1.4)
Vital Care on a constant currency basis (non-GAAP)	$70.9
$ Change in constant currency	$(101.3)
% Change in constant currency	(58.8)%

Vital Care revenue decreased for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to the sale of our IV Solutions business on May 1, 2025 (see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements) as well as lower sales of our Pain Management and Critical Care products.

Gross Margins

    For the three months ended March 31, 2026 and 2025, gross margins were 38.9% and 34.8%, respectively. The increase in gross margin for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily driven by the impact of the sale of a 60% interest of our IV Solutions business on May 1, 2025, a lower margin business. Gross margin also increased as a result of price increases, lower supply chain costs and the realization of integration synergies. These reductions were partially offset by an increase in tariff expense as compared to the prior year comparable period, due to the implementation of new tariffs beginning in March 2025.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions, except percentages):

	Three months ended March 31,
	2026	2025	$ Change	% Change
SG&A	$154.6	$157.2	$(2.6)	(1.7)%

SG&A expenses decreased for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to a decrease of $1.9 million in dealer fees and $1.1 million in loss contract amortization, which when combined with other smaller category decreases, were mostly offset by an increase of $1.7 million in stock based compensation. Dealer fees decreased primarily due to the timing of end customer sales. Loss contract amortization decreased due to the release of an unfavorable contract liability related to the sale of the IV Solutions business in the second quarter of 2025. Stock based compensation increased due to a change in the probability of meeting certain financial targets related to a performance equity award and due to the adoption of a retirement policy.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Three months ended March 31,
	2026	2025	$ Change	% Change
R&D	$21.3	$23.3	$(2.0)	(8.6)%

R&D expenses decreased for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily related to lower employment expense that support ongoing R&D projects. R&D expenses for both periods presented generally included increased compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $16.8 million and $16.7 million for the three months ended March 31, 2026 and 2025, respectively.

Restructuring charges

    Restructuring charges were $6.9 million and $6.8 million for the three months ended March 31, 2026 and 2025, respectively, and were primarily related to facility closure costs and severance costs. As of March 31, 2026, we expect to pay the majority of our outstanding restructuring charges during the next twelve months.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $9.9 million and $9.9 million for the three months ended March 31, 2026 and 2025, respectively. The strategic transaction and integration expenses during the three months ended March 31, 2026 and 2025 were primarily related to ongoing consulting expenses, employee costs incurred to integrate our Smiths Medical business acquired in 2022. For the three months ended March 31, 2025, transaction costs also included expenses related to the sale of 60% of our IV solutions business that was completed during the second quarter of 2025.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three months ended March 31,
	2026	2025
Interest expense	$(18,533)	$(25,263)
Interest income	2,039	3,232
Interest expense, net	$(16,494)	$(22,031)

    Interest expense, net for the three months ended March 31, 2026 and 2025 primarily included the contractual interest incurred on borrowings under the Credit Agreement, as defined below, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements), the impact of the interest rate swaps, and interest income. Additionally, interest expense for the three months ended March 31, 2026 includes the interest accretion on an unfavorable contract loss provision.

The interest expense component decreased for the three months ended March 31, 2026, as compared to the respective prior year period, primarily due to lower obligation principal balances primarily resulting from the $200.0 million paydown of our Term Loan A in May 2025 using proceeds from the sale of a 60% interest of our IV Solutions business.

Other Expense, net

The following table presents other expense, net (in thousands):

	Three months ended March 31,
	2026	2025
Foreign exchange losses, net	$(908)	$(1,803)
Loss on disposition of assets	(135)	$(169)
Other miscellaneous (loss) income, net	(17)	209
Other expense, net	$(1,060)	$(1,763)

For the three months ended March 31, 2025, the foreign exchange losses were primarily related to the strengthening of the U.S. dollar relative to certain foreign currencies, most notably including the British Pound in the first quarter of 2025.

Income Taxes

For the three months ended March 31, 2026 and 2025, income taxes were accrued at an estimated effective tax rate of 873% and (42)%, respectively.

The effective tax rate for the three months ended March 31, 2026 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, FDII, and tax credits. Additionally, the effective tax rate for the three months ended March 31, 2026 included a tax benefit of $29.2 million related to unrecognized tax benefits released as a result of the expiration of statute of limitations.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $4.2 million tax benefit during the three months ended March 31, 2026. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The Company's ability to use our deferred tax assets depends on the amount of taxable income in future periods.

The effective tax rate for the three months ended March 31, 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits.

The Company recorded an increase in valuation allowance of $6.4 million tax expense against certain U.S. federal and state deferred tax assets during the three months ended March 31, 2025. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses.

Equity in Losses of Unconsolidated Affiliates

For the three months ended March 31, 2026, we recorded equity in losses of unconsolidated affiliates of $(0.6) million related to our 40% proportionate share of the losses of the joint venture (see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements).

Liquidity and Capital Resources

We regularly evaluate our liquidity and capital resources, including our access to external capital, to assess our ability to meet our principal cash requirements, which include working capital requirements, planned capital investments in our business, commitments, acquisition restructuring and integration expenses, investments in quality systems and quality compliance objectives, payment of interest expense, repayment of outstanding borrowings, income tax obligations, potential share repurchase opportunities and acquisition opportunities in accordance with our growth strategy.

Sources of Liquidity

Our current primary sources of liquidity are cash and cash equivalents, cash flows from our operations including access to borrowing arrangements.

Funds generated from operations are held in cash and cash equivalents. During the three months ended March 31, 2026, our cash and cash equivalents decreased by $19.7 million from $308.0 million at December 31, 2025 to $288.3 million at March 31, 2026. This decrease was in part due to $38.8 million of tax withholding payments made during the first quarter of 2026 to settle employee equity award vests. These payments represent the value of the shares withheld by the Company to satisfy employee tax obligations, which effectively reduced the total number of shares issued upon vesting and minimized shareholder dilution.

Credit Facilities and Access to Capital

As discussed in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements, on October 31, 2025 (the "Closing Date"), we entered into an Amendment No. 2 to our Credit Agreement (the "Amendment"), whereby we refinanced our Term Loan A and our Revolving Credit Facility under our existing Credit Agreement dated as of January 6, 2022 (as amended by Amendment No. 1, dated as of October 5, 2022, the "Existing Credit Agreement" and as further amended by the Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement includes new credit facilities (the "New Credit Facilities") that consists of a $750.0 million senior secured term loan A and a new $500.0 million revolving credit facility (the "New Revolving Facility"). The outstanding aggregate principal amount of the term loans is $1.3 billion as of March 31, 2026, which includes the Term Loan A that will mature in October 2030 and the Term Loan B that will mature in January 2029. There are no outstanding borrowings under the New Revolving Facility as of March 31, 2026.

As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	B1/B1	Stable
Fitch	BB/BB+	Stable
Standard & Poor's	BB-/BB-	Positive

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

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the New Revolving Facility. Specifically, we were required to maintain a Secured Net Leverage Ratio of no more than 4.50 to 1.00, with a step-down to 4.00 to 1.00 starting with the quarter ending June 30, 2027 and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of March 31, 2026.

In January 2023, we entered into a receivables purchase agreement with Bank of the West, which was subsequently acquired by BMO Bank, N.A. ("BMO") in February 2023. The program accelerates our access to capital and may be utilized as needed. The program was not utilized during the periods presented, and there are no outstanding sold receivables as of March 31, 2026 and December 31, 2025.

We believe that our existing cash and cash equivalents along with cash flows expected to be generated from future operations and the funds received and accessible under the New Credit Facilities will provide us with sufficient liquidity to finance our cash requirements for the next twelve months and the foreseeable future. In the event that we experience downturns, cyclical fluctuations in our business that are more severe or longer than anticipated, fail to achieve anticipated revenue and expense levels, or have significant unplanned cash expenditures, we may need to obtain or seek alternative sources of capital or financing, and we can provide no assurances that the terms of such capital or financing will be available to us on favorable terms, if at all. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in economic conditions. See Part I. Item 1A. "Risk Factors” in our 2025 Annual Report on Form 10-K for discussion of the risks and uncertainties associated with our debt financing.

Uses of Liquidity

Capital Expenditures

As of March 31, 2026, there has been no material changes to our range of $85 million to $100 million for estimated 2026 planned capital expenditures previously disclosed in our 2025 Annual Report on Form 10-K.

Contractual Obligations

Our principal commitments at March 31, 2026 include both short and long-term future obligations.

Operating Leases

We have non-cancelable operating lease agreements where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, (see Note 7: Leases to our accompanying condensed consolidated financial statements).

Long-term Debt

The proceeds from and commitments under the New Credit Facilities, described above, were used to (i) repay the outstanding principal amount of the Term Loan A and refinance the existing Revolving Credit Facility (collectively, the "Refinancing") under the Existing Credit Agreement (ii) repay $190.0 million of the outstanding balance of the Term Loan B under the Existing Credit Agreement and (iii) to finance the payment of fees and expenses incurred in connection with the Refinancing. The proceeds of future borrowings under the New Revolving Facility, which expires in October 2030, may be used as a source of liquidity to support our ongoing working capital requirements and other general corporate purposes.

The New Credit Facilities mature on October 31, 2030, subject to a springing maturity provision under which, if any of the Term Loan B tranche remains outstanding on the date that is 91 days prior to the Term Loan B maturity date (the "Springing Maturity Date"), the maturity date for the Term Loan A and the Revolving Credit Facility will automatically accelerate to the

Springing Maturity Date, if earlier than October 31, 2030. We are monitoring our liquidity position to ensure we can address this potential earlier repayment obligation.

Interest payments on the term loans were estimated using an Adjusted Term SOFR rate and an applicable margin of 1.50% for Term Loan A and 2.25% for Term Loan B and the revolver commitment fees were estimated using a rate of 0.20%. The applicable margin rate and commitment fee rate will change from time to time in accordance with a preset pricing grid based on the leverage ratio (see Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements for pricing grids related to the Senior Secured Credit Facilities).

Fiscal 2025 Principal Pre-Payments

Due to principal pre-payments in 2025 we have no mandatory principal payments on our Term loan B until 2029.

The principal repayment obligations, estimated interest payments and revolver commitment fee payments are estimated in the below table. We expect to fund these obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	Remainder of 2026	2027	2028	2029	2030	Thereafter
Term Loan A Principal Payments*	$14.1	$18.8	$37.5	$37.5	$637.5	$—
Term Loan A Interest Payments*	29.1	38.2	36.9	34.8	32.5	—
Term Loan B Principal Payments	—	—	—	544.5	—	—
Term Loan B Interest Payments	25.1	33.7	33.8	0.6	—	—
Revolver Commitment Fee	0.8	1.0	1.0	1.0	1.0	—
	$69.1	$91.7	$109.2	$618.4	$671.0	$—

*The Term Loan A principal and interest payments in the above table are subject to the springing maturity clause described in Exhibit 10.1 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

Other Future Capital Investments

Other future capital investments include restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, which includes acquired field action liabilities. As of March 31, 2026, there have been no material changes to our range of $60 million to $80 million for estimated 2026 other future capital investments previously disclosed in our 2025 Annual Report on Form 10-K.

Contingent Payments

In 2015, legislation was enacted in Italy, which requires medical device companies to make payments to the Italian government if Italy's medical device expenditures for certain years exceeded annual regional expenditure ceilings. Since its enactment, the legislation has been subject to appeals in the Italian court system. In the third quarter of 2024, Italy's Constitutional Court issued two judgments, one of which confirmed the legitimacy of the legislation on the Italy Medical Device Payback ("IMDP"). In September 2025, the Italian government enacted a law that allows medical device companies to settle certain historical periods (2015-2018) for 25% of the original assessed value. During the third quarter of 2025, we settled the liability related to the 2015-2018 historical periods and paid $2.5 million. Additionally, we recorded a release of $3.8  million in previously established reserves. See Note 16: Accrued Liabilities to our accompanying condensed consolidated financial statements for details on remaining amounts accrued for potential payments related to the IMDP.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the three months ended March 31, 2026 was $38.9 million. The changes in operating assets and liabilities included a $20.2 million increase in accounts payable and a $6.1 million decrease in inventories. Offsetting these amounts was a $24.1 million increase in accounts receivable, a $14.3 million increase in prepaid expenses and other current assets, a $2.4 million increase in other assets, a $9.8 million decrease in accrued liabilities, and $39.5 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The increase in accounts payable was due to the timing of payments. The decrease in inventory was primarily due to lower production volumes at certain sites as a result of material shortages from suppliers and delays in the inventory production as a result of plant transfers. The increase in accounts receivable was primarily due to the amount and timing of collections. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs and prepaid income taxes. The increase in other assets was due to the purchase of spare parts. The decrease in accrued liabilities was primarily due to payout of annual bonuses offset by an increase in deferred revenue. The net changes in income taxes was a result of the timing of payments, recording of the current deferred provision, and valuation allowance.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Three months ended March 31,
	2026	2025	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(11,302)	$(14,621)	$3,319	(1)
Deposit received for the sale of a business	2,000	—	$2,000	(2)
Proceeds from sale of assets	1	42	(41)
Intangible asset additions	(1,908)	(2,232)	324
Net cash used in investing activities	$(11,209)	$(16,811)	$5,602
_______________________________
(1) Our purchases of property, plant and equipment may vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2)    On March 6, 2026, we entered into a definitive agreement to sell certain assets that constitute a business, as defined under ASC 805, Business Combinations. We received a $2.0 million advanced deposit on the pending sale, see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Three months ended March 31,
	2026	2025	Change
Financing Cash Flows:
Principal payments on long-term debt	$(4,688)	$(47,750)	$43,062	(1)
Proceeds from exercise of stock options	—	133	(133)	(2)
Payments on finance leases	(658)	(328)	(330)
Tax withholding payments related to net share settlement of equity awards	(38,776)	(8,391)	(30,385)	(3)
Net cash used in financing activities	$(44,122)	$(56,336)	$12,214
_______________________________
(1)    Relates to scheduled principal payments and any prepayments on the Senior Secured Credit Facilities. In March 2025, we prepaid $35.0 million on our Term Loan B. Due to pre-payments in 2025, we do not have any mandatory principal payment on our Term Loan B until 2029.
(2)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(3)    During the three months ended March 31, 2026, our employees surrendered 295,896 shares of our common stock from vested restricted stock unit awards as consideration for approximately $38.8 million in minimum statutory withholding obligations paid on their behalf. During the three months ended March 31, 2025, our employees surrendered 58,858 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.4 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorizes the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of March 31, 2026, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements).

Critical Accounting Policies

In our 2025 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies from those previously disclosed in our 2025 Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 2: New Accounting Pronouncements Not Yet Adopted to the accompanying condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    Our variable-rate term loans and revolving credit facility are exposed to changes in interest rates.

The term loan A facility currently bears interest based on Term SOFR plus an applicable margin of 1.50% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.25%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from March 31, 2026, the additional annual interest expense or savings related to the existing term loans would be approximately $12.9 million before considering any offsetting impacts of our interest rate swaps.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027 and we pay a fixed rate of 1.32% and receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap has an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026 and we pay a fixed rate of 1.17% and receive the greater of 3-month USD SOFR or 0.35%. In June 2023, we entered into an additional swap with a notional amount of $300.0 million with a maturity date of June 30, 2028 and we pay a fixed rate of 3.8765% starting on June 30, 2023 and receive 3-month USD SOFR. In February 2026, we entered into an additional swap with a notional amount of $225.0 million with a maturity date of December 31, 2029 and we pay a fixed rate of 3.302% and receive 3-months USD SOFR. See Note 9: Derivatives and Hedging Activities to our accompanying condensed consolidated financial statements.

Foreign Currency Exchange Rate Risk

    We transact business globally in multiple currencies, some of which are considered volatile. Our international revenues and expenses and working capital positions denominated in these foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. As the receiver of foreign currencies we are adversely affected by the strengthening of the U.S. dollar and other currencies relative to the operating unit functional currency. Our hedging policy attempts to manage these risks to an acceptable level. We manage our foreign currency exposures on a consolidated basis to take advantage of net exposures and natural offsets, which are then further reduced by the gains and losses of our hedging instruments. Gains and losses on the hedging instruments offset gains and losses on the hedged forecasted transactions and reduce the earnings volatility related to foreign exchange, however we do not hedge our entire foreign exchange exposure and are still subject to potentially significant earnings volatility due to foreign currency exchange rate risk.

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Japanese Yen, Canadian Dollar, and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 9: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At March 31, 2026, the effect of a hypothetical 10% weakening in the foreign currencies for the prevailing currency pairs we have contracts in would result in an estimated increase in the fair value of these outstanding derivative contracts by approximately $7.3 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

    Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 20. Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2025 Annual Report on Form 10-K, as well as the information contained in this Quarterly Report, in each case, as updated by our other filings with the SEC. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the first quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
01/01/2026 — 01/31/2026	—	$—	—	$100,000,000
02/01/2026 — 02/28/2026	—	$—	—	$100,000,000
03/01/2026— 03/31/2026	—	$—	—	$100,000,000
First quarter of 2026 total	—	$—	—	$100,000,000
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

Item 5. Other Information

(a)    None.

(b)    None.

(c)    During the three months ended March 31, 2026, none of the Company's directors or "officers" (as defined in Rule
16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” each as defined in
Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.3†	Purchase Agreement, dated November 12, 2024, by and between ICU Medical, Inc., a Delaware corporation, ICU Medical Sales, Inc., a Delaware corporation and Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation. Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, filed on November 12, 2024 (File No. 001-34634).
3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-34634).
3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on November 3, 2023 (File No. 001-34634).
10.1	Third Amendment to ICU Medical, Inc. Executive Severance Plan. Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed on February 20, 2026 (File No. 001-34634)
10.2	Form of Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement.	*
10.3	Form of Amended and Restated 2011 Stock Incentive Plan Performance Restricted Stock Unit Agreement.	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	May 7, 2026
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)