Form 10-Q
period 2026-06-30
ICU MEDICAL INC/DE
filed 2026-08-06
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2026
Common	25,007,038

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2026

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: our future results of operations and financial position, including expected decreases in restructuring costs, business strategy and approach; the anticipated benefits and costs associated with our purchase agreement with Otsuka Pharmaceutical Factory America, Inc. ("OPF"); expected capital expenditures; anticipated consumer demand; supply chain constraints; timing and resolution of the 2025 Warning Letter (as defined below); the expected impact of macroeconomic developments, such as foreign exchange, inflation and interest rates, and new accounting and tax regulations; tariffs and the timing and receipt of any potential future refunds; the impact of the One Big Beautiful Bill Act (the "OBBBA"); as well as plans and objectives of management for future operations, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•cost volatility or loss of supply of our raw materials could have an adverse effect on our profitability;
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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	June 30, 2026	December 31, 2025
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$298,299	$307,963
Accounts receivable, net of allowance of $14,292 at June 30, 2026 and $14,383 at December 31, 2025	183,531	180,515
Inventories	607,421	615,859
Prepaid expenses and other current assets	121,657	86,217
TOTAL CURRENT ASSETS	1,210,908	1,190,554

PROPERTY, PLANT AND EQUIPMENT, net	446,798	451,817
OPERATING LEASE RIGHT-OF-USE ASSETS	38,610	54,470
GOODWILL	1,484,384	1,499,754
INTANGIBLE ASSETS, net	567,665	633,559
DEFERRED INCOME TAXES	25,569	25,891
OTHER ASSETS	63,435	62,877
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	133,913	131,586
TOTAL ASSETS	$3,971,282	$4,050,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$149,165	$154,374
Accrued liabilities	322,489	315,337
Current portion of long-term debt	18,750	18,750
Income tax payable	7,960	10,400
TOTAL CURRENT LIABILITIES	498,364	498,861

LONG-TERM DEBT	1,212,449	1,265,917
OTHER LONG-TERM LIABILITIES	70,994	89,536
DEFERRED INCOME TAXES	12,227	37,756
INCOME TAX LIABILITY	25,397	34,613
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 25,186 shares at June 30, 2026 and 24,688 shares at December 31, 2025; and outstanding — 25,007 shares at June 30, 2026 and 24,688 shares at December 31, 2025	2,519	2,469
Additional paid-in capital	1,475,974	1,465,118
Treasury stock, at cost (179,637 shares at June 30, 2026 and 172 shares at December 31, 2025)	(23,415)	(22)
Retained earnings	740,109	690,890
Accumulated other comprehensive loss	(43,336)	(34,630)
TOTAL STOCKHOLDERS' EQUITY	2,151,851	2,123,825
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,971,282	$4,050,508
______________________________________________________
(1) December 31, 2025 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
TOTAL REVENUES	$551,683	$548,866	$1,081,908	$1,153,568
COST OF GOODS SOLD	316,630	340,802	640,629	735,395
GROSS PROFIT	235,053	208,064	441,279	418,173
OPERATING EXPENSES:
Selling, general and administrative	151,922	159,392	306,488	316,625
Research and development	22,702	21,867	43,982	45,158
Restructuring, strategic transaction and integration	21,302	16,218	38,103	32,915
TOTAL OPERATING EXPENSES	195,926	197,477	388,573	394,698
INCOME FROM OPERATIONS	39,127	10,587	52,706	23,475
INTEREST EXPENSE, NET	(15,747)	(20,549)	(32,241)	(42,580)
OTHER (EXPENSE) INCOME, NET	(236)	1,818	(1,296)	55
GAIN ON SALE OF BUSINESS	—	41,823	—	41,823
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	23,144	33,679	19,169	22,773
(PROVISION) BENEFIT FOR INCOME TAXES	(7,070)	(1,178)	27,644	(5,748)
NET INCOME FROM CONSOLIDATED COMPANIES	16,074	32,501	46,813	17,025
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	3,013	2,837	2,406	2,837
NET INCOME	$19,087	$35,338	$49,219	$19,862
NET INCOME PER SHARE
Basic	$0.76	$1.43	$1.98	$0.81
Diluted	$0.76	$1.43	$1.96	$0.80
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	25,000	24,645	24,884	24,593
Diluted	25,044	24,708	25,132	24,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
NET INCOME	$19,087	$35,338	$49,219	$19,862
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $0 and $(415) for the three months ended June 30, 2026 and 2025, respectively, and $0 and $(2,247) for the six months ended June 30, 2026 and 2025, respectively.	7,866	(8,816)	10,796	(14,701)
Foreign currency translation adjustment, net of tax of $0 for all periods	695	81,569	(19,547)	121,460
Other adjustments, net of tax of $0 for all periods	—	—	45	—
Other comprehensive income (loss), net of tax	8,561	72,753	(8,706)	106,759
COMPREHENSIVE INCOME	$27,648	$108,091	$40,513	$126,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2026	24,688	$2,469	$1,465,118	$(22)	$690,890	$(34,630)	$2,123,825
Issuance of restricted stock and exercise of stock options	794	50	(13,665)	13,615	—	—	—
Tax withholding payments related to net share settlement of equity awards	(296)	—	—	(38,776)	—	—	(38,776)
Stock compensation	—	—	14,011	—	—	—	14,011
Other comprehensive loss, net of tax	—	—	3	—	—	(17,267)	(17,264)
Net income	—	—	—	—	30,132	—	30,132
Balance, March 31, 2026	25,186	$2,519	$1,465,467	$(25,183)	$721,022	$(51,897)	$2,111,928
Issuance of restricted stock and exercise of stock options	1	—	(1,364)	1,854	—	—	490
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(86)	—	—	(86)
Stock compensation	—	—	11,870	—	—	—	11,870
Other comprehensive income, net of tax	—	—	1	—	—	8,561	8,562
Net income	—	—	—	—	19,087	—	19,087
Balance, June 30, 2026	25,186	$2,519	$1,475,974	$(23,415)	$740,109	$(43,336)	$2,151,851

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2025	24,518	$2,452	$1,412,118	$(92)	$690,158	$(139,401)	$1,965,235
Issuance of restricted stock and exercise of stock options	152	9	(8,299)	8,423	—	—	133
Tax withholding payments related to net share settlement of equity awards	(59)	—	—	(8,391)	—	—	(8,391)
Stock compensation	—	—	12,179	—	—	—	12,179
Other comprehensive income, net of tax	—	—	3	—	—	34,006	34,009
Net loss	—	—	—	—	(15,476)	—	(15,476)
Balance, March 31, 2025	24,611	$2,461	$1,416,001	$(60)	$674,682	$(105,395)	$1,987,689
Issuance of restricted stock and exercise of stock options	77	8	5,480	351	—	—	5,839
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(297)	—	—	(297)
Stock compensation	—	—	14,457	—	—	—	14,457
Other comprehensive income, net of tax	—	—	(3)	—	—	72,753	72,750
Net income	—	—	—	—	35,338	—	35,338
Balance, June 30, 2025	24,686	$2,469	$1,435,935	$(6)	$710,020	$(32,642)	$2,115,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,219	$19,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,640	99,110
Noncash lease expense	8,136	9,308
Stock compensation	25,881	26,636
Loss on disposal and write-off of property, plant and equipment and other assets	1,983	1,753
Debt issuance costs amortization	1,574	3,482
Undistributed equity in earnings of unconsolidated affiliates	(2,406)	(2,837)
Net gain on sale of business	—	(41,823)
Other	13,471	8,037
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(7,562)	16,691
Inventories	4,625	(29,213)
Prepaid expenses and other current assets	(16,461)	(9,208)
Other assets	(2,936)	(5,682)
Accounts payable	(4,909)	14,382
Accrued liabilities	(5,895)	(19,835)
Income taxes, including excess tax benefits and deferred income taxes	(45,301)	(28,125)
Net cash provided by operating activities	119,059	62,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(29,813)	(34,317)
Proceeds from sale of business	—	209,464
Deposit received for the sale of a business	2,000	—
Proceeds from sale of assets	22	42
Intangible asset additions	(3,555)	(4,541)
Net cash (used in) provided by investing activities	(31,346)	170,648
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(54,688)	(247,750)
Proceeds from exercise of stock options	490	5,972
Payments on finance leases	(1,297)	(885)
Tax withholding payments related to net share settlement of equity awards	(38,862)	(8,688)
Net cash used in financing activities	(94,357)	(251,351)
Effect of exchange rate changes on cash	(3,020)	9,624
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,664)	(8,541)
CASH AND CASH EQUIVALENTS, beginning of period	307,963	308,566
CASH AND CASH EQUIVALENTS, end of period	$298,299	$300,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Six months ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$15,300	$34,072
Cash paid for interest	$34,606	$44,414

NONCASH INVESTING ACTIVITIES:
Purchases of property, plant, and equipment in accounts payable	$4,470	$13,253
Equity method investment - noncash (see Note 4)	$—	$125,826

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

We develop, manufacture, and sell innovative medical products used in infusion therapy, vascular access, and vital care applications. Our product portfolio includes ambulatory, syringe, and large volume IV pumps and safety software; dedicated and non-dedicated IV sets; needlefree IV connectors; peripheral IV catheters; closed system transfer devices; pharmacy compounding systems; as well as a range of respiratory, anesthesia, patient monitoring, and temperature management products. We also offer IV Solutions products through a commercial relationship with the joint venture (as defined in Note 4: Disposal of Business). We sell the majority of our products globally through our direct sales force and through independent distributors throughout the U.S. and internationally. We also sell certain products on an original equipment manufacturer basis to other medical device manufacturers. All subsidiaries are wholly owned and are included in the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. In Note 12: Prepaid Expenses and Other Current Assets, amounts previously included in the "other" line item have been reclassified to separately present VAT/GST receivables, and prepaid insurance and property taxes and interest rate contracts have been combined with the "other" line item. In Note 6: Segment Data, amounts in the prior period significant segment expense table have been reclassified to conform to the current year presentation of standard cost of goods sold, other cost of goods sold, and tariffs and duties expense. These reclassifications had no impact on the reported results of operations.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us during the six months ended June 30, 2026, as compared to the recent accounting pronouncements described in our 2025 Annual Report on Form 10-K.

Note 3: Restructuring, Strategic Transaction and Integration

Restructuring, strategic transaction and integration expenses were $21.3 million and $38.1 million for the three and six months ended June 30, 2026, respectively, as compared to $16.2 million and $32.9 million for the three and six months ended June 30, 2025, respectively.

Restructuring

During the three and six months ended June 30, 2026, restructuring charges were $13.0 million and $19.9 million, respectively, as compared to $8.2 million and $15.0 million for the three and six months ended June 30, 2025, respectively, and were primarily related to facility closure costs and severance costs.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the three and six months ended June 30, 2026 (in thousands), which is included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

	Employee & Related Costs	Facility & Other Closure Costs	Total
Accrued balance, January 1, 2026	$6,411	$5,737	$12,148
Charges incurred	2,233	4,663	6,896
Payments	(6,816)	(6,613)	(13,429)
Currency translation	(68)	(19)	(87)
Accrued balance, March 31, 2026	$1,760	$3,768	$5,528
Charges incurred	1,848	5,356	7,204
Payments	(2,625)	(4,275)	(6,900)
Currency translation	9	(32)	(23)
Accrued balance, June 30, 2026	$992	$4,817	$5,809
______________________________
The table above excludes $5.8 million of non-cash impairment charges related to operating lease right-of-use assets and property, plant and equipment, recorded in connection with the early exit of certain facilities, that were classified to restructuring, strategic transaction and integration expense.

Strategic Transaction and Integration Expenses

We incurred and expensed $8.3 million and $18.2 million in strategic transaction and integration expenses during the three and six months ended June 30, 2026, respectively, as compared to $8.0 million and $17.9 million in strategic transaction and integration expenses during the three and six months ended June 30, 2025, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and six months ended June 30, 2026 and 2025 were primarily related to ongoing consulting expenses, employee costs and costs from certain facility consolidations incurred to integrate our Smiths Medical business acquired in 2022. For the three and six months ended June 30, 2025, transaction costs also included expenses related to the sale of a 60% ownership in our IV Solutions business that was completed during the second quarter of 2025.

Note 4: Disposal of Business

2025 Disposal of Business

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

For the three and six months ended June 30, 2026, we recognized $3.7 million and $7.4 million, respectively, in fixed and variable service fees related to reimbursed expenses under the various transition service agreements and $1.1 million and $2.2 million, respectively, related to the release of the unfavorable contract liability. The fees, reimbursements and release of unfavorable contract liability serve to reduce the same line items as their respective incurred expenses within cost of goods sold or selling, general, and administrative expenses in our condensed consolidated statement of operations.

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

During the third quarter of 2025, upon finalizing the purchase price, the combined effect of the transaction was a gain of $44.8 million, comprising the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $19.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract liability recorded upon disposition. The gain recognized in connection with the transaction during 2025 was presented as a separate line item in our condensed consolidated statement of operations. No gain related to contingent consideration was recorded. We will record such gain, if any, if and when the measurement period has ended and we have concluded that a payment will be received.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

The following table presents condensed consolidated financial statement data resulting from transactions with the joint venture (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2026		2025	2026	2025
Condensed consolidated statement of operations:
Manufacturing services agreement revenue (total revenue)	$3,799		$3,513	$8,250	$3,513
Manufacturing services agreement cost of goods sold (costs of good sold)	$3,224		$3,101	$7,301	$3,101

Service fees - Otsuka ICU Medical LLC (cost of goods sold)	$526		$117	$1,061	$117
Service fees - Otsuka ICU Medical LLC (selling, general & administrative)	$3,169		$2,074	$6,346	$2,074

Equity in earnings of unconsolidated affiliates	$3,013	—	$2,837	2,406	$2,837
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

As of June 30, 2026 and December 31, 2025, a $8.5 million and $0.8 million related-party receivable, respectively, from the joint venture was included within prepaid expenses and other current assets in our condensed consolidated balance sheet.

2026 Disposal of Business

On March 6, 2026, we entered into a definitive agreement to divest certain assets constituting a business, as defined under ASC 805, Business Combinations. Because the transaction met the criteria for held for sale classification, the associated balances were reclassified accordingly as of March 31, 2026. These assets are included within prepaid expenses and other current assets on our balance sheet. The divestiture is immaterial to our financial position and results of operations. As part of the terms of the agreement, we received an advanced deposit for $2.0 million out of the total expected proceeds of approximately $6.0 million which is included within accrued liabilities on our condensed consolidated balance sheet.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended June 30,		Six months ended June 30,
Product line	2026	2025	2026	2025
Consumables	$289,276	$273,133	$567,551	$539,359
Infusion Systems	188,998	167,696	368,602	333,996
Vital Care (1)	73,409	108,037	145,755	280,213
Total Revenues	$551,683	$548,866	$1,081,908	$1,153,568
______________________________
(1) During May 2025, we completed the sale of 60% interest in our IV Solutions business (see Note 4: Disposal of Business).

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended June 30,		Six months ended June 30,
Geography	2026	2025	2026	2025
United States	$349,901	$335,432	$665,404	$723,676
Europe, the Middle East and Africa	95,069	99,059	199,745	194,747
APAC	55,632	58,404	113,930	117,816
Other Foreign	51,081	55,971	102,829	117,329
Total Revenues	$551,683	$548,866	$1,081,908	$1,153,568

Contract Balances

The following table presents the changes in our contract balances for the six months ended June 30, 2026 and 2025 (in thousands), which are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

Contract Liabilities
Beginning balance, January 1, 2026	$41,233
Equipment revenue recognized	(56,287)
Equipment revenue deferred due to implementation	76,620
Software revenue recognized	(18,411)
Software revenue deferred due to implementation	18,608
Government grant income recognized(1)	(934)
Other deferred revenue recognized	(841)
Other deferred revenue	1,317
Ending balance, June 30, 2026	$61,305

Beginning balance, January 1, 2025	$39,403
Equipment revenue recognized	(33,525)
Equipment revenue deferred due to implementation	30,365
Software revenue recognized	(6,348)
Software revenue deferred due to implementation	2,473
Government grant income recognized(1)	(1,024)
Other deferred revenue recognized	(1,156)
Other deferred revenue	390
Ending balance, June 30, 2025	$30,578

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
______________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of June 30, 2026, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in thousands)	< 12 Months	> 12 Months
Equipment deferred revenue	$44,985	$360
Software deferred revenue	5,946	2,223
Government grant deferred income(1)	2,064	4,342
Other deferred revenue(2)	1,375	10
Total	$54,370	$6,935
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

Our chief executive officer is our CODM. Our CODM uses net profit (loss) to manage our business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Our segment performance is monitored and resource allocation is determined during the consolidated annual budget/forecast processes. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Expenditures for additions to long-lived assets were $20.2 million and $33.4 million for the three and six months ended June 30, 2026, respectively, and $22.0 million and $38.9 million for the three and six months ended June 30, 2025, respectively.

The following table presents information about our segment revenue, segment profit or loss, and significant segment expenses (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVENUES	$551,683	$548,866	$1,081,908	$1,153,568
Less:
Standard COGS(1)	223,689	249,451	438,488	541,629
Quality remediation/recall(2)	5,890	5,706	13,297	15,686
Other COGS(3)	95,059	81,965	183,710	169,028
Tariffs and duties (income) expense, net(4)	(8,008)	3,680	5,134	9,052
Selling, general and administrative	151,922	159,392	306,488	316,625
Research and development	22,702	21,867	43,982	45,158
Restructuring and integration	21,302	16,218	38,103	32,915
Other segment items(5)	(2,574)	(46,157)	(3,553)	(47,626)
Interest expense	18,557	23,065	37,090	48,328
Income (benefit) tax provision	7,070	1,178	(27,644)	5,748
Equity in earnings of unconsolidated affiliates	(3,013)	(2,837)	(2,406)	(2,837)
Net income	$19,087	$35,338	$49,219	$19,862
______________________________
(1)Represents the average annual budgeted cost of producing each good sold in the period.
(2) Represents significant labor and material costs to replace or repair a product outside the scope of standard warranty and compliance costs related to quality systems and manufacturing operations.
(3)Includes costs related to capitalized manufacturing variances to standard COGS, supply chain and logistics costs including freight, inventory management and reserves, hardware service, quality and regulatory, and operations and supply chain management costs.
(4)For the three and six months ended June 30, 2026, tariff and duties (income) expense, net of ($8.0) million and$5.1 million, respectively, included $0.8 million and $1.9 million, respectively, typically grouped within standard COGS, and $10.1 million and $22.1 million, respectively, typically grouped within other COGS. The amounts typically grouped within Other COGS were net of $18.9 million of tariff refunds recognized during the second quarter of 2026.
For the three and six months ended June 30, 2025, tariff and duties (income) expense, net included $0.4 million and $1.6 million, respectively, typically grouped within standard COGS, and $3.3 million and $7.5 million, respectively, typically grouped within other COGS.
(5)Includes interest income, gain/loss on disposition of assets, gain/loss on foreign exchange, and other miscellaneous income/expense.

For information on depreciation expense, see Note 14: Property, Plant, & Equipment. For information on amortization expense, see Note 15: Goodwill and Intangible Assets, Net.

Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to end customers. The manufacturers and distributors, in turn, sell our products to healthcare providers. For the three and six months ended June 30, 2026, our consolidated worldwide net sales to a single distributor were 19%, and 19%, respectively, and for the three and six months ended June 30, 2025, were 19% and 18%.

Geographic Information

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of
	June 30, 2026	December 31, 2025
Costa Rica	172,945	168,678
Mexico	133,424	127,389
Other LATAM	77,229	71,054
Canada	1,981	1,982
Italy	35,032	35,468
Spain	22,217	21,532
Czech Republic	2,123	14,111
Other Europe	11,420	11,485
APAC	27,781	28,239
Total Foreign	$484,152	$479,938
United States	638,254	617,792
Worldwide Total	$1,122,406	$1,097,730
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

The following table presents the components of our lease cost (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$4,202	$5,103	$8,347	$10,129
Impairment of operating lease ROU assets (1)	7,922	—	7,922	—
Finance lease cost — interest	106	107	223	161
Finance lease cost — reduction of ROU assets	515	623	1,276	812
Short-term lease cost	—	5	—	7
Total lease cost	$12,745	$5,838	$17,768	$11,109
___________________________

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(1) During the three and six months ended June 30, 2026, we recorded non-cash impairment charges to reduce the carrying value of operating lease ROU assets to their estimated fair values, driven by the early exit of the facilities as we integrate the Smiths Medical business acquired in 2022. The impairment charges are included in restructuring, strategic transaction and integration expense in our condensed consolidated statements of operations and as a non-cash add back to net income included in the Other line item within net cash provided by operating activities on the condensed consolidated statement of cash flows.
Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Six months ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,229	$8,906
Operating cash flows from finance leases	$223	$161

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,356	$11,654
Finance leases	$1,451	$1,713

Non-cash operating lease terminations, modifications, and impairments:
Operating lease ROU assets derecognized	$(3,976)	$—
Operating lease liabilities derecognized	$(3,853)	$—
Reduction in operating lease ROU assets due to impairment	$(7,922)	$—

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

	As of
	June 30, 2026	December 31, 2025
Operating leases
Operating lease ROU assets(1)	$38,610	$54,470

Accrued liabilities	$13,221	$13,825
Other long-term liabilities	36,626	43,951
Total operating lease liabilities	$49,847	$57,776

Weighted-Average Remaining Lease Term
Operating leases	5.0 years	6.3 years

Weighted-Average Discount Rate
Operating leases	5.68%	5.40%
______________________________
(1) During the three and six months ended June 30, 2026, we recorded non-cash impairment charges of $7.9 million to reduce the carrying value of operating lease ROU assets to their estimated fair values, driven by the early exit of the facilities.

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	As of
	June 30, 2026	December 31, 2025
Finance leases
Finance lease ROU assets (other assets)	$5,853	$5,599

Accrued liabilities	$2,357	$2,095
Other long-term liabilities	3,744	3,729
Total finance lease liabilities	$6,101	$5,824

Weighted-Average Remaining Lease Term
Finance leases	2.8 years	3.0 years

Weighted-Average Discount Rate
Finance leases	6.45%	6.29%

As of June 30, 2026, the maturities of our operating and finance lease liabilities for each of the next five years and thereafter are approximately (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$8,166	$1,400
2027	13,952	2,448
2028	10,645	1,868
2029	8,195	850
2030	4,847	93
2031	4,177	—
Thereafter	7,561	—
Total lease payments	57,543	6,659
Less imputed interest	(7,696)	(558)
Total	$49,847	$6,101

Note 8:    Net Income Per Share

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

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$19,087	$35,338	$49,219	$19,862

Weighted-average number of common shares outstanding (basic)	25,000	24,645	24,884	24,593
Dilutive securities	44	63	248	153
Weighted-average common and common equivalent shares outstanding (diluted)	25,044	24,708	25,132	24,746
EPS — basic	$0.76	$1.43	1.98	0.81
EPS — diluted	$0.76	$1.43	1.96	0.80

Total anti-dilutive stock options and restricted stock awards	41	65	40	40

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros ("EUR"), Japanese Yen ("JPY"), Canadian Dollar ("CAD"), and Australian Dollar ("AUD") and have varying maturities with an average term of approximately ten months. The total notional amount of these outstanding derivative contracts as of June 30, 2026 was $149.1 million, which included the notional equivalent of $42.2 million in CAD, $54.3 million in EUR, $48.1 million in MXN, and $4.5 million in other foreign currencies, with terms currently through December 2026.

Floating Interest Rate Risk

In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 18: Long-Term Debt). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis, excluding its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and receive the greater of 3-months USD Secured Overnight Financing Rate ("SOFR") or (0.15)%. The total notional amount of this outstanding derivative as of June 30, 2026 was approximately $165.8 million. Effective March 30, 2022, the term loan B swap, as amended, had an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We paid a

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
fixed rate of 1.17% and received the greater of 3-months USD SOFR or 0.35%. This swap matured on March 30, 2026, and there was no notional amount outstanding as of March 31, 2026.

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

These swaps effectively convert the relevant portion of the floating-rate term loans to fixed rates.

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of June 30, 2026
Prepaid expenses and other current assets	$4,775	$4,344	$9,119
Other assets	—	2,503	2,503
Total assets	$4,775	$6,847	$11,622

Accrued liabilities	$1,017	$—	$1,017
Other long-term liabilities	—	17	17
Total liabilities	$1,017	$17	$1,034

As of December 31, 2025
Prepaid expenses and other current assets	$1,093	$3,745	$4,838
Other assets	70	664	734
Total assets	$1,163	$4,409	$5,572

Accrued liabilities	$479	$1,508	$1,987
Other long-term liabilities	67	3,196	3,263
Total liabilities	$546	$4,704	$5,250

We recognized the following gains (losses) on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net income (in thousands):

	Gains (Losses) Recognized in Other Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$3,251	$1,830	$3,619	$1,656
Interest rate swaps	5,244	(7,974)	9,478	(12,065)
Total derivatives designated as cash flow hedging instruments	$8,495	$(6,144)	$13,097	$(10,409)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

	Gains (Losses) Reclassified From Accumulated Other Comprehensive Income into Income
		Three months ended June 30,		Six months ended June 30,
	Location of Gains (Losses) in the Condensed Consolidated Statements of Operations	2026	2025	2026	2025
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$(1,012)	$164	$(716)	$874
Foreign exchange forward contracts	Cost of goods sold	506	(393)	655	(1,407)
Interest rate swaps	Interest expense	1,136	3,316	2,354	7,072
Total derivatives designated as cash flow hedging instruments		$630	$3,087	$2,293	$6,539

As of June 30, 2026, we expect an estimated $3.7 million in deferred gains on the outstanding foreign exchange contracts and an estimated $4.3 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Fair value measurements as of June 30, 2026
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$4,775	$—	$4,775	$—
Interest rate contracts:
Prepaid expenses and other current assets	4,344	—	4,344	—
Other assets	2,503	—	2,503	—
Total Assets	$11,622	$—	$11,622	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$1,017	$—	$1,017	$—
Interest rate contracts:
Accrued liabilities	—	—	—	—
Other long-term liabilities	17	—	17	—
Total Liabilities	$1,034	$—	$1,034	$—

	Fair value measurements as of December 31, 2025
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$1,093	$—	$1,093	$—
Other assets	70	—	70	—
Interest rate contracts:
Prepaid expenses and other current assets	3,745	—	3,745	—
Other assets	664	—	664	—
Total Assets	$5,572	$—	$5,572	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$479	$—	$479	$—
Other long-term liabilities	67	—	67	—
Interest rate contracts:
Accrued liabilities	1,508	—	1,508	—
Other long-term liabilities	3,196	—	3,196	—
Total Liabilities	$5,250	$—	$5,250	$—

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

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

Our investment in unconsolidated affiliates consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Otsuka ICU Medical LLC	$131,069	$128,662
Other equity method investment	2,844	2,924
	$133,913	$131,586

Our recorded share of our investees' income was $3.0 million and $2.3 million for the three and six months ended June 30, 2026. Our recorded share of our investees' income was $2.8 million for the three and six months ended June 30, 2025. We did not receive any dividend distributions from these investments during the three and six months ended June 30, 2026 and 2025.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Note 12:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Other prepaid expenses and receivables	$24,749	$23,390
Deferred costs	21,460	13,110
VAT/GST receivable	10,355	7,665
Prepaid income taxes	25,448	16,549
Other	34,351	25,503
Assets held for sale(1)	5,294	—
	$121,657	$86,217
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

Inventories consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Raw materials	$271,832	$265,383
Work in process	51,264	38,097
Finished goods	284,325	312,379
Total inventories	$607,421	$615,859
______________________________
As of June 30, 2026, approximately $2.0 million inventory account balances that are part of a disposal group that met the criteria for assets held for sale were combined with other disposal group assets and included in "Prepaid Expenses and Other Current Assets" in our condensed consolidated balance sheet (See Note 12: Prepaid Expenses and Other Current Assets).

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Note 14:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Machinery and equipment	$448,104	$434,959
Land, building and building improvements	179,578	176,972
Molds	109,423	107,296
Computer equipment and software	115,937	116,259
Furniture and fixtures	22,874	23,055
Instruments placed with customers(1)	154,589	148,441
Construction in progress	91,901	90,748
Total property, plant and equipment, cost	1,122,406	1,097,730
Accumulated depreciation	(675,608)	(645,913)
Property, plant and equipment, net	$446,798	$451,817
______________________________
(1)     Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $16.6 million and $33.6 million for the three and six months ended June 30, 2026, respectively, as compared to $16.9 million and $33.8 million for the three and six months ended June 30, 2025, respectively. Depreciation expense included in costs of goods sold was $15.1 million and $30.4 million for the three and six months ended June 30, 2026, respectively, as compared to $15.4 million and $30.2 million for the three and six months ended June 30, 2025, respectively.

Note 15: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2026	$1,499,754
Goodwill reclassified to assets held for sale (1)	(2,811)
Currency translation	(12,559)
Balance as of June 30, 2026	$1,484,384
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

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-line basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	June 30, 2026
		Cost	Accumulated Amortization	Net
Patents	10	$41,602	$26,803	$14,799
Customer contracts	12	9,900	7,482	2,418
Non-contractual customer relationships(1)	8	555,818	333,336	222,482
Trademarks	1	5,425	5,425	—
Trade name	15	18,253	10,182	8,071
Developed technology(2)	10	635,892	324,691	311,201
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,275,990	$717,019	$558,971

Internally developed software(3)		$8,694		$8,694

Total intangible assets		$1,284,684	$717,019	$567,665
______________________________
(1)    As of June 30, 2026, approximately $0.6 million non-contractual customer relationships account balances that are part of a disposal group that met the criteria for assets held for sale were combined with other disposal group assets and included in "Prepaid Expenses and Other Current Assets" in our condensed consolidated balance sheet (See Note 12: Prepaid Expenses and Other Current Assets).
(2)    Developed technology primarily consists of acquired patented technologies and internally developed software. Upon completion of development, the assets are amortized over their estimated useful lives.
(3)    Internally developed software will be reclassified to developed technology and amortized when the projects are complete and the assets are ready for their intended use. During the six months ended June 30, 2026, no amounts were reclassified to developed technology.

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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $33.0 million and $66.1 million for the three and six months ended June 30, 2026, respectively, as compared to $32.7 million and $65.3 million for the three and six months ended June 30, 2025, respectively. Amortization expense included in cost of goods sold was $1.3 million and $2.5 million for the three and six months ended June 30, 2026 and $1.0 million and $2.1 million for the three and six months ended June 30, 2025, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2026 estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2026	$63,047
2027	127,311
2028	118,875
2029	115,796
2030	53,784
2031	52,809
Thereafter	27,349
Total	$558,971

Note 16:     Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Salaries and benefits	$79,337	$70,526
Incentive compensation	41,796	60,799
Deferred revenue	54,370	33,843
Italy medical device payback provision(1)	25,670	24,597
Field service corrective action(2)	25,674	27,777
Other	95,642	97,795
	$322,489	$315,337
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

Note 17:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 31% and (144)% for the three and six months ended June 30, 2026 , respectively, as compared to 3% and 25% for the three and six months ended June 30, 2025, respectively.

The effective tax rate for the three and six months ended June 30, 2026 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, foreign-derived intangible income (“FDII”), and tax credits. Additionally, the effective tax rate for the three and six months ended June 30, 2026 included a discrete tax benefit of $0.9 million and $30.1 million, respectively, related to unrecognized tax benefits released as a result of the expiration of statute of limitations.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $1.5 million tax expense and $2.7 million tax benefit during the three and six months ended June 30, 2026, respectively. The significant piece of objectively verifiable negative evidence evaluated

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
was the recent U.S. cumulative losses. The company's ability to use our deferred tax assets depends on the amount of taxable income in future periods.

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

In connection with the October 2025 refinancing, we capitalized approximately $4.4 million in new lender fees and third-party costs. As of June 30, 2026 and December 31, 2025, the unamortized debt discount and issuance costs related to the Term Loans and Revolving Credit Facility totaled $11.7 million and $13.3 million, respectively.

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

For the six months ended June 30, 2026 and 2025, total principal payments on the Term Loans were $54.7 million and $247.8 million, respectively. The 2026 amount includes a prepayment of $45.3 million on Term Loan B made during the second quarter of 2026. The 2025 amount included a prepayment of $35.0 million on Term Loan B made during the first quarter of 2025 and a prepayment of $200.0 million on Term Loan A made during the second quarter of 2025 using proceeds from the sale of our IV Solutions business (see Note 4: Disposal of Business).

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

We were in compliance with all financial covenants as of June 30, 2026.

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

Prior Credit Facilities

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of June 30, 2026	Effective Interest Rate	As of December 31, 2025

Senior Secured Credit Facilities:
New Credit Facilities:
Term Loan A — principal	5.52%	$740,625	7.02%	$750,000
Revolving Credit Facility — principal	—	—	—%	—
Prior Credit Facilities:
Term Loan B — principal	6.60%	499,188	7.56%	544,500
Less unamortized debt issuance costs(1)		(8,614)		(9,833)
Total carrying value of long-term debt		1,231,199		1,284,667
Less current portion of long-term debt		18,750		18,750
Long-term debt, net		$1,212,449		$1,265,917
_______________________________
(1)    Comprised of $4.8 million and $3.8 million relating to the Term Loan A and the Term Loan B, respectively, as of June 30, 2026. Comprised of $5.3 million and $4.5 million relating to the Term Loan A and the Term Loan B, respectively, as of December 31, 2025.

As of June 30, 2026, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2026	$9,375
2027	18,750
2028	37,500
2029	536,688
2030	637,500
2031	—
Total	$1,239,813

The following table presents the total interest expense related to our long-term debt (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Contractual interest	$18,184	$23,868	$36,408	$50,756
Amortization of debt issuance costs	799	1,783	1,573	3,483
Commitment fee — Revolving Credit Facility	253	342	537	717
Total long-term debt-related interest expense	$19,236	$25,993	38,518	54,956

We currently hedge against the contractual interest expense on our long-term debt (see Note 9: Derivatives and Hedging Activities).

Note 19: Stockholders' Equity

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended June 30, 2026 and 2025, we did not purchase any shares of our common stock under our share purchase plan. As of June 30, 2026, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt).

    For the six months ended June 30, 2026, we withheld 296,524 shares of our common stock from employee vested restricted stock units in consideration for $38.9 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the six months ended June 30, 2025, we withheld 61,066 shares of our common stock from employee vested restricted stock units in consideration for $8.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2026	$(27,025)	$(9,484)	$1,879	$(34,630)
Other comprehensive (loss) income before reclassifications	(20,242)	4,593	45	(15,604)
Amounts reclassified from AOCI	—	(1,663)	—	(1,663)
Other comprehensive (loss) income	(20,242)	2,930	45	(17,267)
Balance as of March 31, 2026	$(47,267)	$(6,554)	$1,924	$(51,897)
Other comprehensive income before reclassifications	695	8,497	—	9,192
Amounts reclassified from AOCI	—	(631)	—	(631)
Other comprehensive income	695	7,866	—	8,561
Balance as of June 30, 2026	$(46,572)	$1,312	$1,924	$(43,336)

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2025	$(146,942)	$5,722	$1,819	$(139,401)
Other comprehensive income (loss) before reclassifications	39,890	(3,260)	—	36,630
Amounts reclassified from AOCI	—	(2,624)	—	(2,624)
Other comprehensive income (loss)	39,890	(5,884)	—	34,006
Balance as of March 31, 2025	$(107,052)	$(162)	$1,819	$(105,395)
Other comprehensive income (loss) before reclassifications	81,569	(6,524)	—	75,045
Amounts reclassified from AOCI	—	(2,292)	—	(2,292)
Other comprehensive income (loss)	81,569	(8,816)	—	72,753
Balance as of June 30, 2025	$(25,483)	$(8,978)	$1,819	$(32,642)

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

Contingencies

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the U.S. Food and Drug Administration ("FDA") following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (the "2021 Warning Letter"). The 2021 Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the three and six months ended June 30, 2026, we recorded a net reversal to the provision of $1.4 million and $0.4 million, respectively, to adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of June 30, 2026, approximately $16.6 million of the $27.5 million accrued field service corrective action represents outstanding fulfillment costs to complete work under the 2021 Warning Letter. On February 5, 2026, the FDA notified us that the 2021 Warning Letter has been closed.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2025, we received a warning letter from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility that occurred from July 23, 2024 through August 9, 2024 (the "2025 Warning letter"). The 2025 Warning Letter noted changes we made to the MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could affect the safety or effectiveness of these devices and therefore require new 510(k) clearance. In July 2025, we submitted 510(k) applications to the FDA seeking clearance for the next generation of MedFusion and updated CADD infusion pumps. As a result of discussions with the FDA and their requests for certain additional testing, we agreed to withdraw our 510(k) applications for MedFusion and CADD infusion pumps. We are actively planning to resubmit the applications as soon as possible after completing certain additional testing. Until the matters cited in the 2025 Warning Letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. As a result, the outcome and the financial impact of the 2025 Warning Letter cannot be predicted at this time. Accordingly, no loss contingency has been recorded for the 2025 Warning Letter, and the likelihood of loss is not considered probable and reasonably estimable as of June 30, 2026.

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

Global Economic Challenges

In recent years, we have experienced, and may continue to experience, significant impacts to our business as a result of global economic challenges, resulting from, among other events, health pandemics and geopolitical conflicts which have resulted in fluctuating inflation rates, especially with respect to increased cost and shortages of raw materials, supply chain disruptions, higher interest rates, volatility in foreign currency exchange rates, and freight costs driven by higher fuel prices.

2026 Events

In February 2026, the Supreme Court ruled that the U.S. Administration lacked the authority to impose tariffs under the International Emergency Economic Powers Act ("IEEPA"); the U.S. Court of International Trade subsequently ruled that companies are entitled to seek refunds for tariffs previously paid under that Act. We account for potential tariff refunds under the gain contingency model, recognizing recoveries in the period in which the contingency is resolved and realization is assured; during the second quarter of 2026, $18.9 million of tariff refunds were recognized in cost of goods sold and $0.7 million of related interest income was recognized in interest expense, net. The ultimate outcome, timing and amount of any additional potential refunds remain uncertain. In response to the Supreme Court ruling, the Administration formally repealed the tariffs imposed under IEEPA while immediately implementing new broader tariff measures under Section 122 of the Trade Act of 1974. The Section 122 tariffs expired on July 24, 2026 and the Administration subsequently announced new tariffs under Section 301 of the Trade Act of 1974, including tariffs ranging from 10% to 12.5% on imports from certain countries. In addition, the U.S. Department of Commerce continues to evaluate imports of medical consumables and equipment under a Section 232 national security investigation, which could result in additional tariffs and/or changes to currently available exemptions such as the United States-Mexico-Canada Agreement if the imports are determined to pose a national security risk. The applicability, duration, and resulting impact of these tariff measures, including ongoing legal challenges and potential changes to tariff levels or exemptions, remain uncertain. Any new tariffs, increases to existing tariff levels, or changes to currently available exemptions could increase the cost of products we import into the U.S. and adversely affect our business, financial condition and results of operations.

Based on current geopolitical conditions we expect foreign currency exchange rates, freight costs, oil prices, interest rates, and general inflation to remain subject to volatility in the market. For example, the conflict involving Iran has and could continue to significantly disrupt the global oil and fuel supply-demand balance, increase commodity price volatility and heighten uncertainty in regional operating conditions. Higher fuel prices along with disruptions to transportation routes are expected to result in higher logistics costs and affect our operating results, liquidity, and cash flows, particularly if conditions persist or escalate. In addition, because resin is a primary petroleum-based raw material for our products, sustained increases in crude oil prices directly impact our manufacturing costs. While the situation remains fluid, adverse impacts could continue in future periods. We will continue to monitor developments and assess potential impacts on our business and financial position.

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

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and six months ended June 30, 2026 and 2025, the percentages of each income statement caption in relation to total revenue:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenues	100%	100%	100%	100%
Gross profit	43%	38%	41%	36%
Selling, general and administrative expenses	28%	29%	28%	27%
Research and development expenses	4%	4%	4%	4%
Restructuring, strategic transaction and integration expenses	4%	3%	4%	3%
Total operating expenses	36%	36%	36%	34%
Income from operations	7%	2%	5%	2%
Interest expense, net	(3)%	(4)%	(3)%	(4)%
Other (expense) income, net	—%	—%	—%	—%
Gain on sale of business	—%	8%	—%	4%
Income before income taxes and equity in earnings of unconsolidated affiliates	4%	6%	2%	2%
(Provision) benefit for income taxes	(1)%	—%	3%	—%
Net income from consolidated companies	3%	6%	5%	2%
Equity in earnings of unconsolidated affiliates	1%	1%	—%	—%
Net income	4%	7%	5%	2%

Seasonality/Quarterly Results

There are no significant seasonal aspects to our business. We can experience fluctuations in net sales as a result of variations in the ordering patterns of our largest customers, which may be driven more by production scheduling and customer inventory levels, and less by seasonality. Our expenses often do not fluctuate in the same manner as net sales, which may cause fluctuations in operating income that are disproportionate to fluctuations in our revenue. In addition, the results of our joint venture may be affected by seasonal factors, including planned facility shutdowns, which may result in lower earnings from the joint venture during the second half of the year.

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

Consumables

    The following table summarizes our total Consumables revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Consumables revenue (GAAP)	$289.3	$273.1	$16.2	5.9%	$567.6	$539.4	$28.2	5.2%
Impact of foreign currency exchange rate changes	(2.0)				(8.8)
Consumables revenue on a constant currency basis (non-GAAP)	$287.3				$558.8
$ Change in constant currency	$14.2				$19.4
% Change in constant currency	5.2%				3.6%

Consumables revenue increased for the three and six months ended June 30, 2026, as compared to the same periods in the prior year. Price increases contributed approximately 1% to growth, for both the three and six months ended June 30, 2026, with the remaining revenue increase driven by higher sales volumes for our Infusion Consumables and Oncology product lines of approximately $9 million and $17 million for the three and six months ended June 30, 2026, respectively.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Infusion Systems (GAAP)	$189.0	$167.7	$21.3	12.7%	$368.6	$334.0	$34.6	10.4%
Impact of foreign currency exchange rate changes	(0.9)				(4.6)
Infusion Systems on a constant currency basis (non-GAAP)	$188.1				$364.0
$ Change in constant currency	$20.4				$30.0
% Change in constant currency	12.2%				9.0%

Infusion Systems revenue increased for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, primarily driven by approximately $26 million and $33 million, respectively, in increased sales volumes of LVP hardware.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Vital Care (GAAP)	$73.4	$108.0	$(34.6)	(32.0)%	$145.7	$280.2	$(134.5)	(48.0)%
Impact of foreign currency exchange rate changes	0.1				(1.3)
Vital Care on a constant currency basis (non-GAAP)	$73.5				$144.4
$ Change in constant currency	$(34.5)				$(135.8)
% Change in constant currency	(31.9)%				(48.5)%

Vital Care revenue decreased for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, primarily due to the sale of our IV Solutions business on May 1, 2025 (see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements), which reduced revenue by approximately $32 million and $127 million, respectively. The remaining decrease of approximately $3 million and $8 million, respectively, was primarily due to lower sales volumes of Pain Management and Temperature Management products.

Gross Margins

    For the three and six months ended June 30, 2026, gross margins were 42.6% and 40.8%, respectively, as compared to 37.9% and 36.3% for the same periods in the prior year.

The increase in gross margin for the three months ended June 30, 2026, as compared to the same period in the prior year, was primarily driven by (i) 18.9 million or 3.4% impact from tariff refunds that were received during the second quarter of 2026 and (ii) approximately a 1.7% impact from the May 1, 2025 sale of a 60% interest in our lower margin IV Solutions business. The remaining increase was related to integration synergies and pricing changes. These favorable impacts were partially offset by a 1% unfavorable impact from tariff expense and the impact of foreign currency exchange rate changes.

The increase in gross margin for the six months ended June 30, 2026, as compared to the same period in the prior year, was primarily driven by (i) 18.9 million or 1.7% impact from tariff refunds that were received during the second quarter of 2026 and (ii) approximately a 3.4% impact from the May 1, 2025 sale of a 60% interest in our lower margin IV Solutions business. The remaining increase was related to integration synergies and pricing changes. These favorable impacts were partially offset by a 1.3% unfavorable impact from tariff expense and the impact of foreign currency exchange rate changes.

The impact of any additional potential tariff refunds on future gross margins will depend on the ultimate outcome, timing and amount of such refunds, which remain uncertain.

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
SG&A	$151.9	$159.4	$(7.5)	(4.7)%	$306.5	$316.6	$(10.1)	(3.2)%

SG&A expenses decreased for the three months ended June 30, 2026, as compared to the same period in the prior year, primarily due to a decrease of $2.7 million in stock based compensation and $1.1 million in professional services, which were combined with other smaller category increases and decreases. Stock based compensation decreased driven by the timing of our equity award vestings, which resulted in one less outstanding annual award during the second quarter of 2026, partially offset by the adoption of a retirement policy on the 2026 equity awards. Professional services decreased primarily due to lower costs related to the use of third-party service providers supporting various projects and initiatives.

SG&A expenses decreased for the six months ended June 30, 2026, as compared to the same period in the prior year, primarily due to a decrease of $2.4 million in dealer fees, $1.9 million in IT expenses, $1.8 million in facilities expenses, $1.5 million in loss contract amortization, combined with other smaller category decreases, were primarily offset by an increase of $1.6 million in compensation costs. Dealer fees decreased primarily due to the timing of end customer sales. IT expenses decreased primarily due to lower computer maintenance costs and lower outsourced data processing costs as a result of integration synergies. Facilities expenses decreased primarily due to a decrease in rent expense as a result of the expiration and exit of certain facility leases and due to lower operating lease expense driven by a lower amortization base following ROU asset impairments. Loss contract amortization decreased due to the release of an unfavorable contract liability related to the sale of the IV Solutions business in the second quarter of 2025. Compensation increased due to an increase in cash incentive compensation and employee benefits.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
R&D	$22.7	$21.9	$0.8	3.7%	$44.0	$45.2	$(1.2)	(2.7)%

R&D expenses slightly increased for the three months ended June 30, 2026, as compared to the same period in the prior year, primarily related to higher employment expense that support ongoing R&D projects. R&D expenses decreased for the six months ended June 30, 2026, as compared to the same period in the prior year, primarily related to organizational synergies and project reprioritization. R&D expenses for both periods presented generally include compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $21.3 million and $38.1 million for the three and six months ended June 30, 2026, respectively, as compared to $16.2 million and $32.9 million for the three and six months ended June 30, 2025, respectively.

Restructuring charges

    Restructuring charges were $13.0 million and $19.9 million for the three and six months ended June 30, 2026, respectively, as compared to $8.2 million and $15.0 million for the three and six months ended June 30, 2025, respectively. The restructuring costs for the three and six months ended June 30, 2026 were primarily related to facility closure costs and severance costs, which included $5.8 million of non-cash impairment charges related to operating lease right-of-use assets and property, plant and equipment. The restructuring costs for the three and six months ended June 30, 2025 were primarily related to facility closure costs and severance costs. As of June 30, 2026, we expect to pay the majority of our outstanding restructuring charges during the next twelve months. We expect restructuring costs to decrease during the remainder of 2026.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $8.3 million and $18.2 million for the three and six months ended June 30, 2026, respectively, as compared to $8.0 million and $17.9 million for the three and six months ended June 30, 2025, respectively. The strategic transaction and integration expenses during the three and six months ended June 30, 2026 and 2025 were primarily related to ongoing consulting expenses, employee costs and costs from certain facility consolidations incurred to integrate our Smiths Medical business acquired in 2022. For the three and six months ended June 30, 2025, transaction costs also included expenses related to the sale of 60% of our IV solutions business that was completed during the second quarter of 2025.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense	$(18,557)	$(23,065)	$(37,090)	$(48,328)
Interest income	2,810	2,516	4,849	5,748
Interest expense, net	$(15,747)	$(20,549)	$(32,241)	$(42,580)

    Interest expense, net for the three and six months ended June 30, 2026 and 2025 primarily included the contractual interest incurred on borrowings under the Credit Agreement, as defined below, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements), the impact of the interest rate swaps, and interest income. Additionally, interest expense includes the interest accretion on an unfavorable contract loss provision beginning in the second quarter of 2025.

The interest expense component decreased for the three and six months ended June 30, 2026, as compared to the respective prior year periods, primarily due to lower obligation principal balances resulting from principal prepayments including the $200.0 million paydown of our Term Loan A in May 2025 using proceeds from the sale of a 60% interest of our IV Solutions business.

Other (Expense) Income, net

The following table presents other (expense) income, net (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Foreign exchange (loss) gain, net	$(853)	$1,943	(1,761)	141
Loss on disposition of assets	(567)	$(57)	(702)	(227)
Other miscellaneous income (expense), net	1,184	(68)	1,167	141
Other expense, net	$(236)	$1,818	$(1,296)	$55

For the three and six months ended June 30, 2026, the foreign exchange losses were primarily related to the strengthening of the U.S. dollar relative to certain foreign currencies, including the Euro. For the three and six months ended, June 30, 2025, the foreign exchange gains were primarily related to the weakening of the U.S. dollar relative to certain foreign currencies, most notably including the British Pound in the second quarter of 2025.

For the three and six months ended June 30, 2026, other miscellaneous income (expense), net primarily includes the recognition of UK research and development tax credits.

Income Taxes

For the three and six months ended June 30, 2026, income taxes were accrued at an estimated effective tax rate of 31% and (144)%, respectively, as compared to 3% and 25% for the three and six months ended June 30, 2025, respectively.

The effective tax rate for the three and six months ended June 30, 2026 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, FDII, and tax credits. Additionally, the effective tax rate for the three and six months ended June 30, 2026 included a tax benefit of $0.9 million and $30.1 million, respectively, related to unrecognized tax benefits released as a result of the expiration of statute of limitations.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $1.5 million tax expense and $2.7 million tax benefit during the three and six months ended June 30, 2026, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The Company's ability to use our deferred tax assets depends on the amount of taxable income in future periods.

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

Equity in Earnings of Unconsolidated Affiliates

For the three and six months ended June 30, 2026, we recorded equity in earnings of unconsolidated affiliates of $3.0 million and $2.4 million, respectively, as compared to equity in earnings of unconsolidated affiliates of $2.8 million for each of the three and six months ended June 30, 2025, related to our 40% proportionate share of the joint venture's financial results (see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements). The joint venture's earnings are typically lower in the second half of the year due to seasonality and planned facility shutdowns.

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

Funds generated from operations are held in cash and cash equivalents. During the six months ended June 30, 2026, our cash and cash equivalents decreased by $9.7 million from $308.0 million at December 31, 2025 to $298.3 million at June 30, 2026. This decrease was due to principal payments in 2026, including a $45.3 million prepayment on our Term Loan B during the second quarter of 2026 and $38.9 million of tax withholding payments made during 2026 to settle employee equity award vests. Tax withholding payments are typically highest during the first quarter due to the timing of employee equity vesting activity. These payments represent the value of the shares withheld by the Company to satisfy employee tax obligations, which effectively reduced the total number of shares issued upon vesting and minimized shareholder dilution.

Credit Facilities and Access to Capital

As discussed in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements, on October 31, 2025 (the "Closing Date"), we entered into an Amendment No. 2 to our Credit Agreement (the "Amendment"), whereby we refinanced our Term Loan A and our Revolving Credit Facility under our existing Credit Agreement dated as of January 6, 2022 (as amended by Amendment No. 1, dated as of October 5, 2022, the "Existing Credit Agreement" and as further amended by the Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement includes new credit facilities (the "New Credit Facilities") that consists of a $750.0 million senior secured term loan A and a new $500.0 million revolving credit facility (the "New Revolving Facility"). The outstanding aggregate principal amount of the term loans is $1.2 billion as of June 30, 2026, which includes the Term Loan A that will mature in October 2030 and the Term Loan B that will mature in January 2029. There are no outstanding borrowings under the New Revolving Facility as of June 30, 2026.

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

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the New Revolving Facility. Specifically, we were required to maintain a Secured Net Leverage Ratio of no more than 4.50 to 1.00, with a step-down to 4.00 to 1.00 starting with the quarter ending June 30, 2027 and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of June 30, 2026.

In January 2023, we entered into a receivables purchase agreement with Bank of the West, which was subsequently acquired by BMO Bank, N.A. ("BMO") in February 2023. The program accelerates our access to capital and may be utilized as needed. The program was not utilized during the periods presented, and there were no outstanding sold receivables as of June 30, 2026 and December 31, 2025.

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

Uses of Liquidity

Capital Expenditures

As of June 30, 2026, we now expect capital expenditures to be approximately $85 million for estimated 2026 planned capital expenditures, which is at the low end of our previously disclosed $85 million to $100 million range in our 2025 Annual Report on Form 10-K.

Contractual Obligations

Our principal commitments at June 30, 2026 include both short and long-term future obligations.

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

Term Loan B Principal Prepayments

Due to a principal prepayment of $45.3 million during the second quarter of 2026 and principal prepayments in 2025, we have no mandatory principal payments on our Term Loan B until 2029.

The principal repayment obligations, estimated interest payments and revolver commitment fee payments are estimated in the below table. We expect to fund these obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	Remainder of 2026	2027	2028	2029	2030	Thereafter
Term Loan A Principal Payments*	$9.3	$18.8	$37.5	$37.5	$637.5	$—
Term Loan A Interest Payments*	19.7	38.2	36.9	34.8	32.5	—
Term Loan B Principal Payments	—	—	—	499.2	—	—
Term Loan B Interest Payments	15.6	30.9	31.0	0.5	—	—
Revolver Commitment Fee	0.5	1.0	1.0	1.0	1.0	—
	$45.1	$88.9	$106.4	$573.0	$671.0	$—

*The Term Loan A principal and interest payments in the above table are subject to the springing maturity clause described in Exhibit 10.1 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

Other Future Capital Investments

Other future capital investments include restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, which includes acquired field action liabilities. As of June 30, 2026, there have been no material changes to our range of $60 million to $80 million for estimated 2026 other future capital investments previously disclosed in our 2025 Annual Report on Form 10-K.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the six months ended June 30, 2026 was $119.1 million. The changes in operating assets and liabilities included a $4.6 million decrease in inventories. Offsetting these amounts was a $7.6 million increase in accounts receivable, a $16.5 million increase in prepaid expenses and other current assets, a $2.9 million increase in other assets, a $4.9 million decrease in accounts payable, $5.9 million decrease in accrued liabilities, and $45.3 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in inventory was primarily due to strong sales volume of certain products and delays in the inventory production as a result of plant transfers. The increase in accounts receivable was primarily due to the amount and timing of collections. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs related to infusion pumps sold, prepaid income taxes, and amounts due from the joint venture. The increase in other assets was due to the purchase of spare parts. The decrease in accounts payable was due to the timing of payments. The decrease in accrued liabilities was primarily due to payout of annual bonuses and operating lease payments offset by an increase in deferred revenue. The net changes in income taxes was a result of the timing of payments, recording of the current deferred provision, and valuation allowance.

Our net cash provided by operations for the six months ended June 30, 2025 was $62.5 million. The changes in operating assets and liabilities included a $16.7 million decrease in accounts receivable and a $14.4 million increase in accounts payable. Offsetting these amounts was a $29.2 million increase in inventories, a $9.2 million increase in prepaid expenses and other current assets, a $5.7 million increase in other assets, $19.8 million decrease in accrued liabilities, and $28.1 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in accounts receivable was primarily due to the sale of accounts receivable as part of our accounts receivable purchase program with BMO and the amount and timing of revenues. The increase in accounts payable was due to the timing of payments. The increase in inventory was primarily to build inventory safety stock levels and the impact of the capitalization of tariffs in our accounting. The increase in prepaid expenses and other current assets was primarily due to an increase in the payment of miscellaneous prepaid invoices. The increase in other assets was due to the purchase of spare parts. The decrease in accrued liabilities was primarily due to payout of annual bonuses and operating lease payments. The net changes in income taxes was a result of the timing of payments.

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Six months ended June 30,
	2026	2025	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(29,813)	$(34,317)	$4,504	(1)
Proceeds from sale of business	—	209,464	(209,464)	(2)
Deposit received for the sale of a business	2,000	—	2,000	(3)
Proceeds from sale of assets	22	42	(20)
Intangible asset additions	(3,555)	(4,541)	986
Net cash (used in) provided by investing activities	$(31,346)	$170,648	$(201,994)
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

(3)    On March 6, 2026, we entered into a definitive agreement to sell certain assets that constitute a business, as defined under ASC 805, Business Combinations. We received a $2.0 million advanced deposit on the pending sale, see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Six months ended June 30,
	2026	2025	Change
Financing Cash Flows:
Principal payments on long-term debt	$(54,688)	$(247,750)	$193,062	(1)
Proceeds from exercise of stock options	490	5,972	(5,482)	(2)
Payments on finance leases	(1,297)	(885)	(412)
Tax withholding payments related to net share settlement of equity awards	(38,862)	(8,688)	(30,174)	(3)
Net cash used in financing activities	$(94,357)	$(251,351)	$156,994
_______________________________
(1)    Relates to scheduled principal payments and any prepayments on the Senior Secured Credit Facilities. In March 2025, we prepaid $35.0 million on our Term Loan B. In May 2025, we used $200.0 million received from the sale of a 60% interest in our IV Solutions business to pay down a portion of our Term Loan A. In June 2026, we prepaid $45.3 million on our Term Loan B. Due to prepayments in 2025 and 2026, we do not have any mandatory principal payment on our Term Loan B until 2029.
(2)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(3)    During the six months ended June 30, 2026, our employees surrendered 296,524 shares of our common stock from vested restricted stock unit awards as consideration for approximately $38.9 million in minimum statutory withholding obligations paid on their behalf. During the six months ended June 30, 2025, our employees surrendered 61,066 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.7 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorizes the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of June 30, 2026, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements).

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

The term loan A facility currently bears interest based on Term SOFR plus an applicable margin of 1.50% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.25%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from June 30, 2026, the additional annual interest expense or savings related to the existing term loans would be approximately $12.4 million before considering any offsetting impacts of our interest rate swaps.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Japanese Yen, Canadian Dollar, and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 9: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At June 30, 2026, the effect of a hypothetical 10% weakening in the foreign currencies for the prevailing currency pairs we have contracts in would result in an estimated increase in the fair value of these outstanding derivative contracts by approximately $4.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

    Certain legal proceedings in which we are involved are discussed in Part I, Item 1. "Financial Statements" of this Form 10-Q in Note 20. Commitments and Contingencies to the Condensed Consolidated Financial Statements, which are incorporated herein by reference.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the second quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
04/01/2026 — 04/30/2026	—	$—	—	$100,000,000
05/01/2026 — 05/31/2026	—	$—	—	$100,000,000
06/01/2026—06/30/2026	—	$—	—	$100,000,000
Second quarter of 2026 total	—	$—	—	$100,000,000
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

Item 5. Other Information

(a)    None.

(b)    None.

(c)    The following table shows any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K and intended to satisfy the Rule 10b5-1 affirmative defense, adopted, modified, or terminated by our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 30, 2026.

Name/Title	Action	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Brian Bonnell, Chief Financial Officer	Adopted	Rule 10b5-1 trading plan	June 1, 2026	June 1, 2027	24,535	Sale of vested time-based and performance-based restricted shares.
Virginia Sanzone, CVP, General Counsel	Adopted	Rule 10b5-1 trading plan	June 4, 2026	June 4, 2027	4,856	Sale of vested time-based and performance-based restricted shares.

Other than as disclosed above, no other officer (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith
2.1	Share Sale and Purchase Agreement, dated September 8, 2021, by and between Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales, and ICU Medical, Inc., a Delaware corporation. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.2	Put Option Deed from ICU Medical, Inc., a Delaware corporation to Smiths Group International Holdings Limited, a private limited company incorporated in England and Wales. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on September 8, 2021 (File No. 001-34634).
2.3†	Purchase Agreement, dated November 12, 2024, by and between ICU Medical, Inc., a Delaware corporation, ICU Medical Sales, Inc., a Delaware corporation and Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation. Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, filed on November 12, 2024 (File No. 001-34634).
3.1	Registrant's Certificate of Incorporation, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on May 18, 2026 (File No. 001-34634).
3.2	Registrant's Bylaws, as amended and restated. Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on May 18, 2026 (File No. 001-34634).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	August 6, 2026
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)