Form 10-Q
period 2026-09-30
ICU MEDICAL INC/DE
filed 2026-11-05
CIK 883984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2026
Common	25,010,099

ICU MEDICAL, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2026

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: our future results of operations and financial position, including expected decreases in restructuring costs; our business strategy and approach; the anticipated benefits and costs associated with our purchase agreement with Otsuka Pharmaceutical Factory America, Inc. ("OPF"); expected capital expenditures; anticipated consumer demand; supply chain constraints; timing and resolution of the 2025 Warning Letter (as defined below); the expected impact of macroeconomic developments, such as foreign exchange, inflation and interest rates, and new accounting and tax regulations; the impact of the One Big Beautiful Bill Act (the "OBBBA"); as well as plans and objectives of management for future operations, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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

PART I - FINANCIAL INFORMATION
Item1.Financial Statements (Unaudited)

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data and treasury shares)

	September 30, 2026	December 31, 2025
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$301,780	$307,963
Accounts receivable, net of allowance of $13,751 at September 30, 2026 and $14,383 at December 31, 2025	206,258	180,515
Inventories	607,268	615,859
Prepaid expenses and other current assets	104,559	86,217
TOTAL CURRENT ASSETS	1,219,865	1,190,554

PROPERTY, PLANT AND EQUIPMENT, net	444,991	451,817
OPERATING LEASE RIGHT-OF-USE ASSETS	36,170	54,470
GOODWILL	1,482,783	1,499,754
INTANGIBLE ASSETS, net	536,466	633,559
DEFERRED INCOME TAXES	25,437	25,891
OTHER ASSETS	69,161	62,877
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	128,929	131,586
TOTAL ASSETS	$3,943,802	$4,050,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$142,989	$154,374
Accrued liabilities	342,805	315,337
Current portion of long-term debt	18,750	18,750
Income tax payable	10,089	10,400
TOTAL CURRENT LIABILITIES	514,633	498,861

LONG-TERM DEBT	1,133,096	1,265,917
OTHER LONG-TERM LIABILITIES	68,969	89,536
DEFERRED INCOME TAXES	8,764	37,756
INCOME TAX LIABILITY	26,922	34,613
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $1.00 par value; Authorized — 500 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value; Authorized — 80,000 shares; Issued — 25,186 shares at September 30, 2026 and 24,688 shares at December 31, 2025; and outstanding — 25,010 shares at September 30, 2026 and 24,688 shares at December 31, 2025	2,519	2,469
Additional paid-in capital	1,487,156	1,465,118
Treasury stock, at cost 176,327 shares at September 30, 2026 and 172 shares at December 31, 2025)	(23,040)	(22)
Retained earnings	766,956	690,890
Accumulated other comprehensive loss	(42,173)	(34,630)
TOTAL STOCKHOLDERS' EQUITY	2,191,418	2,123,825
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,943,802	$4,050,508
______________________________________________________
(1) December 31, 2025 balances were derived from audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
TOTAL REVENUES	$560,439	$536,990	$1,642,347	$1,690,558
COST OF GOODS SOLD	325,685	336,109	966,314	1,071,504
GROSS PROFIT	234,754	200,881	676,033	619,054
OPERATING EXPENSES:
Selling, general and administrative	154,407	152,773	460,895	469,398
Research and development	21,754	21,251	65,736	66,409
Restructuring, strategic transaction and integration	6,271	13,138	44,374	46,053
TOTAL OPERATING EXPENSES	182,432	187,162	571,005	581,860
INCOME FROM OPERATIONS	52,322	13,719	105,028	37,194
INTEREST EXPENSE, NET	(15,240)	(19,808)	(47,481)	(62,388)
OTHER (EXPENSE) INCOME, NET	(3,142)	607	(4,438)	662
GAIN ON SALE OF BUSINESS	2,240	2,969	2,240	44,792
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN (LOSSES) EARNINGS OF UNCONSOLIDATED AFFILIATES	36,180	(2,513)	55,349	20,260
(PROVISION) BENEFIT FOR INCOME TAXES	(7,193)	658	20,451	(5,090)
NET INCOME (LOSS) FROM CONSOLIDATED COMPANIES	28,987	(1,855)	75,800	15,170
EQUITY IN (LOSSES) EARNINGS OF UNCONSOLIDATED AFFILIATES	(2,140)	(1,541)	266	1,296
NET INCOME (LOSS)	$26,847	$(3,396)	$76,066	$16,466
NET INCOME (LOSS) PER SHARE
Basic	$1.07	$(0.14)	$3.05	$0.67
Diluted	$1.07	$(0.14)	$3.02	$0.66
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	25,007	24,686	24,926	24,624
Diluted	25,145	24,686	25,153	24,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$26,847	$(3,396)	$76,066	$16,466
Other comprehensive income (loss), net of tax:
Cash flow hedge adjustments, net of tax of $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $(2,247) for the nine months ended September 30, 2026 and 2025, respectively.	5,604	4,185	16,400	(10,515)
Foreign currency translation adjustment, net of tax of $0 for all periods	(4,441)	(4,520)	(23,988)	116,939
Other adjustments, net of tax of $0 for all periods	—	—	45	—
Other comprehensive income (loss), net of tax	1,163	(335)	(7,543)	106,424
COMPREHENSIVE INCOME (LOSS)	$28,010	$(3,731)	$68,523	$122,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2026	24,688	$2,469	$1,465,118	$(22)	$690,890	$(34,630)	$2,123,825
Issuance of restricted stock and exercise of stock options	794	50	(13,665)	13,615	—	—	—
Tax withholding payments related to net share settlement of equity awards	(296)	—	—	(38,776)	—	—	(38,776)
Stock compensation	—	—	14,011	—	—	—	14,011
Other comprehensive loss, net of tax	—	—	3	—	—	(17,267)	(17,264)
Net income	—	—	—	—	30,132	—	30,132
Balance, March 31, 2026	25,186	$2,519	$1,465,467	$(25,183)	$721,022	$(51,897)	$2,111,928
Issuance of restricted stock and exercise of stock options	1	—	(1,364)	1,854	—	—	490
Tax withholding payments related to net share settlement of equity awards	(1)	—	—	(86)	—	—	(86)
Stock compensation	—	—	11,870	—	—	—	11,870
Other comprehensive income, net of tax	—	—	1	—	—	8,561	8,562
Net income	—	—	—	—	19,087	—	19,087
Balance, June 30, 2026	25,186	$2,519	$1,475,974	$(23,415)	$740,109	$(43,336)	$2,151,851
Issuance of restricted stock and exercise of stock options	2	—	(679)	679	—	—	—
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(304)	—	—	(304)
Stock compensation	—	—	11,863	—	—	—	11,863
Other comprehensive income, net of tax	—	—	(2)	—	—	1,163	1,161
Net income	—	—	—	—	26,847	—	26,847
Balance, September 30, 2026	25,186	$2,519	$1,487,156	$(23,040)	$766,956	$(42,173)	$2,191,418

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, January 1, 2025	24,518	$2,452	$1,412,118	$(92)	$690,158	$(139,401)	$1,965,235
Issuance of restricted stock and exercise of stock options	152	9	(8,299)	8,423	—	—	133
Tax withholding payments related to net share settlement of equity awards	(59)	—	—	(8,391)	—	—	(8,391)
Stock compensation	—	—	12,179	—	—	—	12,179
Other comprehensive income, net of tax	—	—	3	—	—	34,006	34,009
Net loss	—	—	—	—	(15,476)	—	(15,476)
Balance, March 31, 2025	24,611	$2,461	$1,416,001	$(60)	$674,682	$(105,395)	$1,987,689
Issuance of restricted stock and exercise of stock options	77	8	5,480	351	—	—	5,839
Tax withholding payments related to net share settlement of equity awards	(2)	—	—	(297)	—	—	(297)
Stock compensation	—	—	14,457	—	—	—	14,457
Other comprehensive income, net of tax	—	—	(3)	—	—	72,753	72,750
Net income	—	—	—	—	35,338	—	35,338
Balance, June 30, 2025	24,686	$2,469	$1,435,935	$(6)	$710,020	$(32,642)	$2,115,776
Issuance of restricted stock and exercise of stock options	—	—	(25)	25	—	—	—
Tax withholding payments related to net share settlement of equity awards	—	—	—	(31)	—	—	(31)
Stock compensation	—	—	15,243	—	—	—	15,243
Other comprehensive loss, net of tax	—	—	(7)	—	—	(335)	(342)
Net loss	—	—	—	—	(3,396)	—	(3,396)
Balance, September 30, 2025	24,686	$2,469	$1,451,146	$(12)	$706,624	$(32,977)	$2,127,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,066	$16,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,234	149,912
Noncash lease expense	11,341	13,739
Stock compensation	37,744	41,879
Loss on disposal and write-off of property, plant and equipment and other assets	2,074	3,211
Debt issuance costs amortization	2,398	5,112
Undistributed equity in earnings of unconsolidated affiliates	(266)	(1,296)
Net gain on sale of business	(2,240)	(44,792)
Other	20,473	18,217
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(29,548)	3,943
Inventories	2,319	(36,213)
Prepaid expenses and other current assets	(8,711)	(4,721)
Other assets	(1,737)	(7,149)
Accounts payable	(10,685)	23,328
Accrued liabilities	12,770	(28,887)
Income taxes, including excess tax benefits and deferred income taxes	(42,587)	(33,501)
Net cash provided by operating activities	218,645	119,248
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(45,999)	(63,397)
Proceeds from sale of business	5,931	211,185
Proceeds from sale of assets	39	42
Intangible asset additions	(5,245)	(7,210)
Net cash (used in) provided by investing activities	(45,274)	140,620
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(134,688)	(272,750)
Proceeds from exercise of stock options	490	5,972
Payments on finance leases	(1,966)	(1,543)
Tax withholding payments related to net share settlement of equity awards	(39,166)	(8,719)
Net cash used in financing activities	(175,330)	(277,040)
Effect of exchange rate changes on cash	(4,224)	8,338
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,183)	(8,834)
CASH AND CASH EQUIVALENTS, beginning of period	307,963	308,566
CASH AND CASH EQUIVALENTS, end of period	$301,780	$299,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICU MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED
(In thousands)

	Nine months ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$20,502	$38,535
Cash paid for interest	$51,421	$64,537

NONCASH INVESTING ACTIVITIES:
Purchases of property, plant, and equipment in accounts payable	$4,083	$5,544
Equity method investment - noncash (see Note 4)	$—	$129,851

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

Certain reclassifications have been made to the prior year financial statements and footnotes to conform to the presentation used in the current year. In Note 12: Prepaid Expenses and Other Current Assets, amounts previously included in the "other" line item have been reclassified to separately present VAT/GST receivables, and prepaid insurance and property taxes and interest rate contracts have been combined with the "other" line item. In Note 6: Segment Data, amounts in the prior period significant segment expense table have been reclassified to conform to the current year presentation of standard cost of goods sold, other cost of goods sold, and tariffs and duties (income) expense, net. These reclassifications had no impact on the reported results of operations.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us during the nine months ended September 30, 2026, as compared to the recent accounting pronouncements described in our 2025 Annual Report on Form 10-K.

Note 3: Restructuring, Strategic Transaction and Integration

Restructuring, strategic transaction and integration expenses were $6.3 million and $44.4 million for the three and nine months ended September 30, 2026, respectively, as compared to $13.1 million and $46.1 million for the three and nine months ended September 30, 2025, respectively.

Restructuring

During the three and nine months ended September 30, 2026, restructuring charges were $3.6 million and $23.5 million, respectively, as compared to $6.2 million and $21.2 million for the three and nine months ended September 30, 2025, respectively, and were primarily related to facility closure costs and severance costs.

The following table summarizes the activity in our restructuring-related accrual by major type of cost for the three and nine months ended September 30, 2026 (in thousands), which is included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

	Employee & Related Costs	Facility & Other Closure Costs	Total
Accrued balance, January 1, 2026	$6,411	$5,737	$12,148
Charges incurred	2,233	4,663	6,896
Payments	(6,816)	(6,613)	(13,429)
Currency translation	(68)	(19)	(87)
Accrued balance, March 31, 2026	$1,760	$3,768	$5,528
Charges incurred	1,848	5,356	7,204
Payments	(2,625)	(4,275)	(6,900)
Currency translation	9	(32)	(23)
Accrued balance, June 30, 2026	$992	$4,817	$5,809
Charges incurred	1,229	2,344	3,573
Payments	(1,695)	(1,768)	(3,463)
Currency translation	—	(11)	(11)
Accrued balance, September 30, 2026	$526	$5,382	$5,908
______________________________
The table above excludes $5.8 million of non-cash impairment charges related to operating lease right-of-use assets and property, plant and equipment, recorded during the nine months ended September 30, 2026, in connection with the early exit of certain facilities. These charges were classified to restructuring, strategic transaction and integration expense.

Strategic Transaction and Integration Expenses

We incurred and expensed $2.7 million and $20.9 million in strategic transaction and integration expenses during the three and nine months ended September 30, 2026, respectively, as compared to $6.9 million and $24.9 million in strategic transaction and integration expenses during the three and nine months ended September 30, 2025, respectively, which are included in restructuring, strategic transaction and integration expenses in our condensed consolidated statements of operations. The strategic transaction and integration expenses during the three and nine months ended September 30, 2026 and 2025 were primarily related to ongoing consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. For the nine months ended September 30, 2026, strategic transaction and integration expenses also included costs from certain facility consolidations incurred to integrate our Smiths Medical business acquired in 2022. For the nine

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
months ended September 30, 2025, transaction costs also included expenses related to the sale of a 60% ownership in our IV Solutions business that was completed during the second quarter of 2025.

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

For the three and nine months ended September 30, 2026, we recognized $3.8 million and $11.2 million, respectively, in fixed and variable service fees related to reimbursed expenses under the various transition service agreements and $1.1 million and $3.4 million, respectively, related to the release of the unfavorable contract liability. The fees, reimbursements and release of unfavorable contract liability serve to reduce the same line items as their respective incurred expenses within cost of goods sold or selling, general, and administrative expenses in our condensed consolidated statement of operations.

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

During the third quarter of 2025, upon finalizing the purchase price, the combined effect of the transaction for the nine months ended September 30, 2025 was a gain of $44.8 million, comprising the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $19.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract liability recorded upon disposition. The gain recognized in connection with the transaction during 2025 was presented as a separate line item in our condensed consolidated statement of operations. No gain related to contingent consideration was recorded. We will record such gain, if any, if and when the measurement period has ended and we have concluded that a payment will be received.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

The following table presents condensed consolidated financial statement data resulting from transactions with the joint venture (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2026		2025	2026	2025
Condensed consolidated statement of operations:
Manufacturing services agreement revenue (total revenue)	$4,026		$3,632	$12,276	$7,145
Manufacturing services agreement cost of goods sold (costs of good sold)	$3,332		$3,428	$10,633	$6,529

Service fees - Otsuka ICU Medical LLC (cost of goods sold)	$516		$311	$1,577	$428
Service fees - Otsuka ICU Medical LLC (selling, general & administrative)	$3,236		$2,843	$9,582	$4,917

Equity in (losses) earnings of unconsolidated affiliates	$(2,140)	—	$(1,541)	266	$1,296
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

As of September 30, 2026 and December 31, 2025, a $0.7 million and $0.8 million related-party receivable, respectively, from the joint venture was included within prepaid expenses and other current assets in our condensed consolidated balance sheet.

2026 Disposal of Business

On March 6, 2026, we entered into a definitive agreement to divest certain assets constituting a business, as defined under ASC 805, Business Combinations. During the three and nine months ended September 30, 2026, we completed the sale of the business for total proceeds of $5.9 million, resulting in a recognized gain of $2.2 million.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
•Estimating the relative standalone selling price of each performance obligation, typically using a directly observable method or calculated on a cost plus margin basis method.

Revenue Disaggregated

The following table represents our revenues disaggregated by product line (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product line	2026	2025	2026	2025
Consumables	$298,401	$285,089	$865,952	$824,448
Infusion Systems	192,526	173,909	561,128	507,905
Vital Care (1)	69,512	77,992	215,267	358,205
Total Revenues	$560,439	$536,990	$1,642,347	$1,690,558
______________________________
(1) During May 2025, we completed the sale of 60% interest in our IV Solutions business (see Note 4: Disposal of Business).

The following table represents our revenues disaggregated by geography (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Geography	2026	2025	2026	2025
United States	$361,225	$307,131	$1,026,629	$1,030,808
Europe, the Middle East and Africa	90,728	115,092	290,472	309,839
APAC	50,510	57,477	164,441	175,292
Other Foreign	57,976	57,290	160,805	174,619
Total Revenues	$560,439	$536,990	$1,642,347	$1,690,558

Contract Balances

The following table presents the changes in our contract balances for the nine months ended September 30, 2026 and 2025 (in thousands), which are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets:

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Contract Liabilities
Beginning balance, January 1, 2026	$41,233
Equipment revenue recognized	(82,594)
Equipment revenue deferred due to implementation	113,060
Software revenue recognized	(28,507)
Software revenue deferred due to implementation	27,348
Government grant income recognized(1)	(1,369)
Other deferred revenue recognized	(1,450)
Other deferred revenue	1,729
Ending balance, September 30, 2026	$69,450

Beginning balance, January 1, 2025	$39,403
Equipment revenue recognized	(46,677)
Equipment revenue deferred due to implementation	51,563
Software revenue recognized	(8,758)
Software revenue deferred due to implementation	4,293
Government grant income recognized(1)	(1,545)
Other deferred revenue recognized	(1,712)
Other deferred revenue	646
Ending balance, September 30, 2025	$37,213
______________________________
(1) The government grant income deferred is amortized over the life of the related depreciable asset as a reduction to depreciation expense.
Our contract liabilities are included in accrued liabilities or other long-term liabilities in our condensed consolidated balance sheet based on the expected timing of revenue recognition.

As of September 30, 2026, revenue from remaining performance obligations is as follows:

	Recognition Timing
(in thousands)	< 12 Months	> 12 Months
Equipment deferred revenue	$55,106	$371
Software deferred revenue	5,014	1,799
Government grant deferred income(1)	2,064	3,908
Other deferred revenue(2)	1,188	—
Total	$63,372	$6,078
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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
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

Our chief executive officer is our CODM. Our CODM uses net profit (loss) to manage our business activities on a consolidated basis and to evaluate and assess the performance of the Company when determining how to allocate capital resources. Our segment performance is monitored and resource allocation is determined during the consolidated annual budget/forecast processes. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Expenditures for additions to long-lived assets were $17.8 million and $51.2 million for the three and nine months ended September 30, 2026, respectively, and $31.7 million and $70.6 million for the three and nine months ended September 30, 2025, respectively.

The following table presents information about our segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
REVENUES	$560,439	$536,990	$1,642,347	$1,690,558
Less:
Standard COGS(1)	220,187	230,009	658,675	771,638
Quality remediation/recall(2)	6,610	13,797	19,908	29,483
Other COGS(3)	99,749	80,655	283,458	249,683
Tariffs and duties (income) expense, net(4)	(861)	11,648	4,273	20,700
Selling, general and administrative	154,407	152,773	460,895	469,398
Research and development	21,754	21,251	65,736	66,409
Restructuring and integration	6,271	13,138	44,374	46,053
Other segment items(5)	(1,959)	(5,997)	(5,511)	(53,623)
Interest expense	18,101	22,229	55,190	70,557
Income (benefit) tax provision	7,193	(658)	(20,451)	5,090
Equity in losses (earnings) of unconsolidated affiliates	2,140	1,541	(266)	(1,296)
Net income (loss)	$26,847	$(3,396)	$76,066	$16,466
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
(4)For the three and nine months ended September 30, 2026, tariff and duties (income) expense, net of ($0.9) million and $4.3 million, respectively, included $0.6 million and $2.5 million, respectively, typically grouped within standard COGS, and $8.9 million and $31.0 million, respectively, typically grouped within other COGS. The amounts typically grouped within Other COGS were net of $10.4 million and $29.2 million of tariff refunds recognized during the three and nine months ended September 30, 2026, respectively.
For the three and nine months ended September 30, 2025, tariff and duties (income) expense, net included $0.7 million and $2.3 million, respectively, typically grouped within standard COGS, and $10.9 million and $18.4 million, respectively, typically grouped within other COGS.
(5)Includes interest income, gain/loss on disposition of assets, gain/loss on foreign exchange, other miscellaneous income/expense, impairment on equity method investment, and gain on sale of business.

For information on depreciation expense, see Note 14: Property, Plant, & Equipment. For information on amortization expense, see Note 15: Goodwill and Intangible Assets, Net.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Significant Customers

We sell products worldwide, on credit terms on an unsecured basis, as an OEM supplier, to independent medical supply distributors and directly to end customers. The manufacturers and distributors, in turn, sell our products to healthcare providers. For the three and nine months ended September 30, 2026, our consolidated worldwide net sales to a single distributor were 20%, and 19%, respectively, and for the three and nine months ended September 30, 2025, were 17% and 17%.

Geographic Information

The table below presents our gross long-lived assets, consisting of property, plant and equipment, by country or region (in thousands):

	As of
	September 30, 2026	December 31, 2025
Costa Rica	174,578	168,678
Mexico	133,172	127,389
Other LATAM	81,212	71,054
Canada	2,001	1,982
Italy	35,329	35,468
Spain	22,366	21,532
Czech Republic	744	14,111
Other Europe	10,861	11,485
APAC	28,999	28,239
Total Foreign	$489,262	$479,938
United States	646,017	617,792
Worldwide Total	$1,135,279	$1,097,730
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

The following table presents the components of our lease cost (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$3,177	$4,648	$11,523	$14,778
Impairment of operating lease ROU assets (1)	—	—	7,922	—
Finance lease cost — interest	132	136	355	296
Finance lease cost — reduction of ROU assets	629	617	1,905	1,429
Short-term lease cost	—	—	—	7
Total lease cost	$3,938	$5,401	$21,705	$16,510
___________________________
(1) During the nine months ended September 30, 2026, we recorded non-cash impairment charges to reduce the carrying value of operating lease ROU assets to their estimated fair values, driven by the early exit of the facilities as we integrate the Smiths Medical business acquired in 2022. The impairment charges are included in restructuring, strategic transaction and integration expense in our condensed consolidated statements of operations and as a non-cash add back to net income included in the Other line item within net cash provided by operating activities on the condensed consolidated statement of cash flows.
Interest expense on our finance leases is included in interest expense, net in our condensed consolidated statements of operations. The reduction of the operating and finance ROU assets is included as noncash lease expense in costs of goods sold and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the supplemental cash flow information related to our leases (in thousands):

	Nine months ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,368	$13,531
Operating cash flows from finance leases	$355	$296

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,735	$12,195
Finance leases	$4,704	$3,728

Non-cash operating lease terminations, modifications, and impairments:
Operating lease ROU assets derecognized	$(3,973)	$—
Operating lease liabilities derecognized	$(3,844)	$—
Reduction in operating lease ROU assets due to impairment	$(7,922)	$—

The following table presents the supplemental balance sheet information related to our operating leases (in thousands, except lease term and discount rate):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	As of
	September 30, 2026	December 31, 2025
Operating leases
Operating lease ROU assets(1)	$36,170	$54,470

Accrued liabilities	$12,946	$13,825
Other long-term liabilities	33,768	43,951
Total operating lease liabilities	$46,714	$57,776

Weighted-Average Remaining Lease Term
Operating leases	4.9 years	6.3 years

Weighted-Average Discount Rate
Operating leases	5.69%	5.40%
______________________________
(1) During the nine months ended September 30, 2026, we recorded non-cash impairment charges of $7.9 million to reduce the carrying value of operating lease ROU assets to their estimated fair values, driven by the early exit of the facilities.

The following table presents the supplemental balance sheet information related to our finance leases (in thousands, except lease term and discount rate):

	As of
	September 30, 2026	December 31, 2025
Finance leases
Finance lease ROU assets (other assets)	$8,352	$5,599

Accrued liabilities	$2,525	$2,095
Other long-term liabilities	6,101	3,729
Total finance lease liabilities	$8,626	$5,824

Weighted-Average Remaining Lease Term
Finance leases	5.1 years	3.0 years

Weighted-Average Discount Rate
Finance leases	6.66%	6.29%

As of September 30, 2026, the maturities of our operating and finance lease liabilities for each of the next five years and thereafter are approximately (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Operating Leases	Finance Leases
Remainder of 2026	$4,204	$816
2027	14,086	2,906
2028	10,667	2,329
2029	8,216	1,313
2030	4,870	543
2031	5,044	421
Thereafter	6,660	1,922
Total lease payments	53,747	10,250
Less imputed interest	(7,033)	(1,624)
Total	$46,714	$8,626

Note 8:    Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus any dilutive securities. Dilutive securities include outstanding common stock options and unvested restricted stock units, less the number of shares that could have been purchased with the proceeds from the exercise of the options, using the treasury stock method. Options and restricted stock units that are anti-dilutive are not included in the treasury stock method calculation. A net loss for the three months ended September 30, 2025 causes all of the potentially dilutive common shares to be antidilutive and, accordingly, they were not included in the computation of diluted earnings per share, and basic and diluted net loss per share are equal for that period.

The following table presents the calculation of net earnings per common share (“EPS”) — basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$26,847	$(3,396)	$76,066	$16,466

Weighted-average number of common shares outstanding (basic)	25,007	24,686	24,926	24,624
Dilutive securities(1)	138	—	227	159
Weighted-average common and common equivalent shares outstanding (diluted)	25,145	24,686	25,153	24,783
EPS — basic	$1.07	$(0.14)	3.05	0.67
EPS — diluted	$1.07	$(0.14)	3.02	0.66

Total anti-dilutive stock options and restricted stock awards	35	41	40	40
_______________________________
(1)    Due to the net loss for the three months ended September 30, 2025, there are no potentially dilutive common shares included in the computation of diluted earnings per share.

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

Foreign Currency Exchange Rate Risk

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated revenues and expenses to minimize the effect of foreign exchange rate movements on the related cash flows. These contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. Our foreign exchange forward contracts hedge exposures principally denominated in Mexican Pesos ("MXN"), Euros ("EUR"), Japanese Yen ("JPY"), Canadian Dollar ("CAD"), and Australian Dollar ("AUD") and have varying maturities with an average remaining term of approximately two months. The total notional amount of these outstanding derivative contracts as of September 30, 2026 was $75.3 million, which included the notional equivalent of $21.2 million in CAD, $27.2 million in EUR, $24.7 million in MXN, and $2.2 million in other foreign currencies, with terms currently through December 2026.

Floating Interest Rate Risk

In 2022, we entered into interest rate swaps to reduce the interest rate volatility on our variable-rate term loan A and variable-rate term loan B (see Note 18: Long-Term Debt). We exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. Effective March 30, 2022, the term loan A swap, as amended, has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis, excluding its final maturity on March 30, 2027. We pay a fixed rate of 1.32% and receive the greater of 3-months USD Secured Overnight Financing Rate ("SOFR") or (0.15)%. The total notional amount of this outstanding derivative as of September 30, 2026 was approximately $157.9 million. Effective March 30, 2022, the term loan B swap, as amended, had an initial notional amount of $750.0 million, reducing to $46.9 million evenly on a quarterly basis through its final maturity on March 30, 2026. We paid a fixed rate of 1.17% and received the greater of 3-months USD SOFR or 0.35%. This swap matured on March 30, 2026.

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

The following table presents the fair values of our derivative instruments included within the Condensed Consolidated Balance Sheets (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Derivatives Designated as Cash Flow Hedging Instruments
Condensed Consolidated Balance Sheet Location	Foreign Exchange Contracts	Interest Rate Swaps	Gross Derivatives

As of September 30, 2026
Prepaid expenses and other current assets	$2,616	$6,096	$8,712
Other assets	—	8,362	8,362
Total assets	$2,616	$14,458	$17,074

Accrued liabilities	$876	$—	$876
Total liabilities	$876	$—	$876

As of December 31, 2025
Prepaid expenses and other current assets	$1,093	$3,745	$4,838
Other assets	70	664	734
Total assets	$1,163	$4,409	$5,572

Accrued liabilities	$479	$1,508	$1,987
Other long-term liabilities	67	3,196	3,263
Total liabilities	$546	$4,704	$5,250

We recognized the following gains (losses) on our derivative instruments designated as cash flow hedges in other comprehensive income before reclassifications to net income (loss) (in thousands):

	Gains (Losses) Recognized in Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$(386)	$858	$4,243	$2,515
Interest rate swaps	8,781	6,885	18,260	(5,181)
Total derivatives designated as cash flow hedging instruments	$8,395	$7,743	$22,503	$(2,666)

The following table presents the effects of our derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Gains (Losses) Reclassified From Accumulated Other Comprehensive Income into Income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gains (Losses) in the Condensed Consolidated Statements of Operations	2026	2025	2026	2025
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	Total revenues	$1,568	$(79)	$2,877	$794
Foreign exchange forward contracts	Cost of goods sold	88	722	(270)	(685)
Interest rate swaps	Interest expense	1,153	2,915	3,507	9,987
Total derivatives designated as cash flow hedging instruments		$2,809	$3,558	$6,114	$10,096

As of September 30, 2026, we expect an estimated $1.7 million in deferred gains on the outstanding foreign exchange contracts and an estimated $6.1 million in deferred gains on the interest rate swaps will be reclassified from accumulated other comprehensive loss to net income during the next 12 months concurrent with the underlying hedged transactions also being reported in net income.

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

Our assets and liabilities measured at fair value on a recurring basis consisted of the following Level 1, 2 and 3 inputs as defined above (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

	Fair value measurements as of September 30, 2026
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$2,616	$—	$2,616	$—
Interest rate contracts:
Prepaid expenses and other current assets	6,096	—	6,096	—
Other assets	8,362	—	8,362	—
Total Assets	$17,074	$—	$17,074	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$876	$—	$876	$—
Total Liabilities	$876	$—	$876	$—

	Fair value measurements as of December 31, 2025
	Total carrying value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Foreign exchange contracts:
Prepaid expenses and other current assets	$1,093	$—	$1,093	$—
Other assets	70	—	70	—
Interest rate contracts:
Prepaid expenses and other current assets	3,745	—	3,745	—
Other assets	664	—	664	—
Total Assets	$5,572	$—	$5,572	$—

Liabilities:
Foreign exchange contracts:
Accrued liabilities	$479	$—	$479	$—
Other long-term liabilities	67	—	67	—
Interest rate contracts:
Accrued liabilities	1,508	—	1,508	—
Other long-term liabilities	3,196	—	3,196	—
Total Liabilities	$5,250	$—	$5,250	$—

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

Otsuka ICU Medical LLC

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

In July 2026, Otsuka ICU Medical LLC announced plans for an over $500 million expansion to its IV Solutions manufacturing plant in Austin, Texas. During the three and nine months ended September 30, 2026, our equity in (losses) earnings of unconsolidated affiliates related to our Otsuka ICU Medical LLC joint venture included $0.8 million in non-cash impairment charges related to the expansion.

Other Equity Method Investment

As of September 30, 2026, we owned an approximately 20% non-marketable equity interest in a nonpublic company. In connection with this investment, we had entered into a three-year distribution agreement where we have the exclusive rights to market, sell and distribute the company's products in exchange for a cash payment of $3.3 million. In addition, we were granted an exclusive license for all of the seller's intellectual property. At the expiration of the distribution agreement we have the right but not the obligation to acquire the remaining interest in the business. We report our proportionate share of the investee's income or (loss) resulting from this investment in other expense, net in our condensed consolidated statements of operations.

On October 13, 2026, we resolved a 2024 legal action in which we were named co-defendant. Under the terms of the settlement, we agreed to fully relinquish our approximately 20% non-marketable equity interest in the unconsolidated affiliate. As such, we evaluated the investment for impairment as of September 30, 2026, determined that the impairment became probable and reasonably estimable, and consequently, we recorded a full write-down of $2.8 million, recognized as an other-than-temporary impairment loss included in other (expense) income, net within the condensed consolidated statement of operations for the three and nine months ended September 30, 2026. On the condensed consolidated statement of cash flows for the nine months ended September 30, 2026, this non-cash impairment charge is included as an add back to net income in the other line item within operating activities. Our distribution agreement remains in effect until its various termination dates in 2027.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Our investment in unconsolidated affiliates consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Otsuka ICU Medical LLC	$128,929	$128,662
Other equity method investment	—	2,924
	$128,929	$131,586

Our recorded share of our investees' (loss) income was $(2.2) million and $0.2 million for the three and nine months ended September 30, 2026. Our recorded share of our investees' (loss) income was $(1.6) million and $1.2 million for the three and nine months ended September 30, 2025, respectively. We did not receive any dividend distributions from these investments during the three and nine months ended September 30, 2026 and 2025.

Note 12:     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Other prepaid expenses and receivables	$19,968	$23,390
Deferred costs	26,335	13,110
VAT/GST receivable	10,748	7,665
Prepaid income taxes	22,977	16,549
Other	24,531	25,503
	$104,559	$86,217

Note 13: Inventories

    Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory costs include material, labor and overhead related to the manufacturing of our products.

Inventories consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Raw materials	$268,994	$265,383
Work in process	53,473	38,097
Finished goods	284,801	312,379
Total inventories	$607,268	$615,859

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Note 14:     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Machinery and equipment	$456,812	$434,959
Land, building and building improvements	184,501	176,972
Molds	109,540	107,296
Computer equipment and software	117,004	116,259
Furniture and fixtures	21,844	23,055
Instruments placed with customers(1)	158,893	148,441
Construction in progress	86,685	90,748
Total property, plant and equipment, cost	1,135,279	1,097,730
Accumulated depreciation	(690,288)	(645,913)
Property, plant and equipment, net	$444,991	$451,817
______________________________
(1)     Instruments placed with customers consist of drug-delivery and monitoring systems placed with customers under operating leases.

Depreciation expense was $16.6 million and $50.2 million for the three and nine months ended September 30, 2026, respectively, as compared to $17.7 million and $51.5 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense included in costs of goods sold was $15.1 million and $45.5 million for the three and nine months ended September 30, 2026, respectively, as compared to $16.0 million and $46.2 million for the three and nine months ended September 30, 2025, respectively.

Note 15: Goodwill and Intangible Assets, Net

Goodwill

    The following table presents the changes in the carrying amount of our goodwill (in thousands):

Total
Balance as of January 1, 2026	$1,499,754
Goodwill disposed(1)	(1,589)
Currency translation	(15,382)
Balance as of September 30, 2026	$1,482,783
______________________________
(1)    During the three months ended September 30, 2026, we completed the sale of certain assets constituting a business, as defined under ASC 805 Business Combinations, which included the disposal of related goodwill (see Note 4: Disposal of Business).

Intangible Assets, Net

    Intangible assets, carried at cost less accumulated amortization and amortized on a straight-line basis, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted-Average Amortization Life in Years	September 30, 2026
		Cost	Accumulated Amortization	Net
Patents	10	$41,979	$27,481	$14,498
Customer contracts	12	9,897	7,557	2,340
Non-contractual customer relationships	8	555,852	349,214	206,638
Trademarks	1	5,425	5,425	—
Trade name	15	18,254	10,485	7,769
Developed technology(1)	10	635,777	340,563	295,214
Non-compete	3	9,100	9,100	—
Total amortized intangible assets		$1,276,284	$749,825	$526,459

Internally developed software(2)		$10,007		$10,007

Total intangible assets		$1,286,291	$749,825	$536,466
______________________________
(1)    Developed technology primarily consists of acquired patented technologies and internally developed software. Upon completion of development, the assets are amortized over their estimated useful lives.
(2)    Internally developed software will be reclassified to developed technology and amortized when the projects are complete and the assets are ready for their intended use. During the nine months ended September 30, 2026, no amounts were reclassified to developed technology.

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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $33.0 million and $99.1 million for the three and nine months ended September 30, 2026, respectively, as compared to $33.1 million and $98.4 million for the three and nine months ended September 30, 2025, respectively. Amortization expense included in cost of goods sold was $1.3 million and $3.8 million for the three and nine months ended September 30, 2026 and $1.2 million and $3.3 million for the three and nine months ended September 30, 2025, respectively.

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2026 estimated annual amortization for our intangible assets for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2026	$30,402
2027	126,075
2028	119,227
2029	116,156
2030	54,123
2031	53,148
Thereafter	27,328
Total	$526,459

Note 16:     Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Salaries and benefits	$86,453	$70,526
Incentive compensation	51,439	60,799
Deferred revenue	63,372	33,843
Italy medical device payback provision(1)	26,304	24,597
Field service corrective action(2)	21,657	27,777
Other	93,580	97,795
	$342,805	$315,337
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

Note 17:     Income Taxes

Income taxes were accrued at an estimated effective tax rate of 20% and (37)% for the three and nine months ended September 30, 2026, respectively, as compared to 26% and 25% for the three and nine months ended September 30, 2025, respectively.

The effective tax rate for the three and nine months ended September 30, 2026 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, foreign-derived intangible income (“FDII”), and tax credits. Additionally, the effective tax rate for the three and nine months ended September 30, 2026 included the following:

•A discrete tax benefit of $0.0 million and $30.1 million, respectively, related to unrecognized tax benefits released as a result of the expiration of statutes of limitations.
•U.S. return-to-provision adjustments net of related tax reserves for the year ended December 31, 2025 resulted in a tax benefit of $3.3 million, for both the three and nine months ended September 30, 2026. The adjustments related primarily to a decrease to the U.S. valuation allowance.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $2.5 million and $5.2 million tax benefit during the three and nine months ended September 30, 2026, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The Company's ability to use its deferred tax assets depends on the amount of taxable income in future periods.

The effective tax rate for the three and nine months ended September 30, 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits, and the following discrete items recognized during the interim period:

•Tax expense of $0.0 million and $6.1 million, respectively, related to the sale of a 60% interest in our IV solutions business during the three and nine months ended September 30, 2025.
•Unrecognized tax benefits released as a result of the expiration of statutes of limitations during the three and nine months ended September 30, 2025 of $0.0 million and $5.0 million, respectively.
•U.S. return-to-provision adjustments resulted in a tax benefit of $12.0 million during the three and nine months ended September 30, 2025.

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

In connection with the October 2025 refinancing, we capitalized approximately $4.4 million in new lender fees and third-party costs. As of September 30, 2026 and December 31, 2025, the unamortized debt discount and issuance costs related to the Term Loans and Revolving Credit Facility totaled $10.9 million and $13.3 million, respectively.

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

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

For the nine months ended September 30, 2026 and 2025, total principal payments on the Term Loans were $134.7 million and $272.8 million, respectively. The 2026 amount includes prepayments of $45.3 million and $75.3 million on Term Loan B made during the second and third quarter of 2026, respectively. The 2025 amount included a prepayment of $35.0 million on Term Loan B made during the first quarter of 2025, a prepayment of $200.0 million on Term Loan A made during the second quarter of 2025 using proceeds from the sale of our IV Solutions business (see Note 4: Disposal of Business), and a prepayment of $25.0 million on Term Loan B made during the third quarter of 2025.

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

We were in compliance with all financial covenants as of September 30, 2026.

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

The carrying values of our long-term debt consist of the following (in thousands):

	Effective Interest Rate	As of September 30, 2026	Effective Interest Rate	As of December 31, 2025

Senior Secured Credit Facilities:
New Credit Facilities:
Term Loan A — principal	5.56%	$735,938	7.02%	$750,000
Revolving Credit Facility — principal	—	—	—%	—
Prior Credit Facilities:
Term Loan B — principal	6.67%	423,875	7.56%	544,500
Less unamortized debt issuance costs(1)		(7,967)		(9,833)
Total carrying value of long-term debt		1,151,846		1,284,667
Less current portion of long-term debt		18,750		18,750
Long-term debt, net		$1,133,096		$1,265,917
_______________________________
(1)    Comprised of $4.5 million and $3.5 million relating to the Term Loan A and the Term Loan B, respectively, as of September 30, 2026. Comprised of $5.3 million and $4.5 million relating to the Term Loan A and the Term Loan B, respectively, as of December 31, 2025.

As of September 30, 2026, the aggregate amount of principal repayments of our long-term debt (including any current portion) for each of the next five years and thereafter is approximately (in thousands):

Remainder of 2026	$4,688
2027	18,750
2028	37,500
2029	461,375
2030	637,500
2031	—
Total	$1,159,813

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the total interest expense related to our long-term debt (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Contractual interest	$17,723	$22,815	$54,131	$73,571
Amortization of debt issuance costs	824	1,629	2,397	5,112
Commitment fee — Revolving Credit Facility	255	319	792	1,036
Total long-term debt-related interest expense	$18,802	$24,763	57,320	79,719

We currently hedge against the contractual interest expense on our long-term debt (see Note 9: Derivatives and Hedging Activities).

Note 19: Stockholders' Equity

Treasury Stock

    In August 2019, our Board approved a share purchase plan to purchase up to $100.0 million of our common stock. This plan has no expiration date. During the three months ended September 30, 2026 and 2025, we did not purchase any shares of our common stock under our share purchase plan. As of September 30, 2026, all of the $100.0 million available for purchase was remaining under the plan. We are currently limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt).

    For the nine months ended September 30, 2026, we withheld 298,361 shares of our common stock from employee vested restricted stock units in consideration for $39.2 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. For the nine months ended September 30, 2025, we withheld 61,304 shares of our common stock from employee vested restricted stock units in consideration for $8.7 million in payments made on the employees' behalf for their minimum statutory income tax withholding obligations. Treasury stock is used to issue shares for stock option exercises and restricted stock grants.

Accumulated Other Comprehensive (Loss) Income ("AOCI")

    The components of AOCI, net of tax, were as follows (in thousands):

ICU MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2026	$(27,025)	$(9,484)	$1,879	$(34,630)
Other comprehensive (loss) income before reclassifications	(20,242)	4,593	45	(15,604)
Amounts reclassified from AOCI	—	(1,663)	—	(1,663)
Other comprehensive (loss) income	(20,242)	2,930	45	(17,267)
Balance as of March 31, 2026	$(47,267)	$(6,554)	$1,924	$(51,897)
Other comprehensive income before reclassifications	695	8,497	—	9,192
Amounts reclassified from AOCI	—	(631)	—	(631)
Other comprehensive income	695	7,866	—	8,561
Balance as of June 30, 2026	$(46,572)	$1,312	$1,924	$(43,336)
Other comprehensive (loss) income before reclassifications	(4,441)	8,414	—	3,973
Amounts reclassified from AOCI	—	(2,810)	—	(2,810)
Other comprehensive (loss) income	(4,441)	5,604	—	1,163
Balance as of September 30, 2026	$(51,013)	$6,916	$1,924	$(42,173)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Other Adjustments	Total
Balance as of January 1, 2025	$(146,942)	$5,722	$1,819	$(139,401)
Other comprehensive income (loss) before reclassifications	39,890	(3,260)	—	36,630
Amounts reclassified from AOCI	—	(2,624)	—	(2,624)
Other comprehensive income (loss)	39,890	(5,884)	—	34,006
Balance as of March 31, 2025	$(107,052)	$(162)	$1,819	$(105,395)
Other comprehensive income (loss) before reclassifications	81,569	(6,524)	—	75,045
Amounts reclassified from AOCI	—	(2,292)	—	(2,292)
Other comprehensive income (loss)	81,569	(8,816)	—	72,753
Balance as of June 30, 2025	$(25,483)	$(8,978)	$1,819	$(32,642)
Other comprehensive income (loss) before reclassifications	(4,520)	7,743	—	3,223
Amounts reclassified from AOCI	—	(3,558)	—	(3,558)
Other comprehensive income (loss)	(4,520)	4,185	—	(335)
Balance as of September 30, 2025	$(30,003)	$(4,793)	$1,819	$(32,977)

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

Contingencies

Prior to being acquired, during 2021, Smiths Medical received a Warning Letter from the U.S. Food and Drug Administration ("FDA") following an inspection of Smiths Medical’s Oakdale, Minnesota Facility (the "2021 Warning Letter"). The 2021 Warning Letter cited, among other things, failures to comply with FDA's medical device reporting requirements and failures to comply with applicable portions of the Quality System Regulation. A provision for the estimated costs related to the field service corrective actions identified as of the closing date of the acquisition was recorded on the opening acquired balance sheet of Smiths Medical in the amount of $55.1 million. The initial estimate recorded was based on a probability-weighted estimate of the costs required to settle the obligation related to known field corrective actions. The actual costs to be incurred are dependent upon the scope of the work necessary to achieve regulatory clearance, including potential additional field corrective actions, and could differ from the original estimate. For the three and nine months ended September 30, 2026, we recorded a net reversal to the provision of $0.2 million and $0.6 million, respectively, to adjust the estimated cost to complete the field corrective actions to the amounts expected to be incurred based on historical experience. As of September 30, 2026, approximately $13.8 million of the $23.2 million accrued field service corrective action represents outstanding fulfillment costs to complete work under the 2021 Warning Letter. On February 5, 2026, the FDA notified us that the 2021 Warning Letter has been closed.

In April 2025, we received a warning letter from the FDA following an inspection of Smiths Medical's Oakdale, Minnesota Facility that occurred from July 23, 2024 through August 9, 2024 (the "2025 Warning letter"). The 2025 Warning Letter noted changes we made to the MedFusion™ Model 4000 Syringe Infusion Pump and CADD™ Solis VIP Ambulatory Infusion Pump that could affect the safety or effectiveness of these devices and therefore require new 510(k) clearance. In July 2025, we submitted 510(k) applications to the FDA seeking clearance for the next generation of MedFusion and updated CADD infusion pumps. As a result of discussions with the FDA and their requests for certain additional testing, we agreed to withdraw our 510(k) applications for MedFusion and CADD infusion pumps. We are actively planning to resubmit the applications as soon as possible after completing certain additional testing. Until the matters cited in the 2025 Warning Letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. As a result, the outcome and the financial impact of the 2025 Warning Letter cannot be predicted at this time. Accordingly, no loss contingency has been recorded for the 2025 Warning Letter, and the likelihood of loss is not considered probable and reasonably estimable as of September 30, 2026.

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

Vital Care

Our Vital Care business unit includes IV Solutions, General Anesthesia and Respiratory, Critical Care, Temperature Management and Regional Anesthesia/Pain Management products.

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

    General Anesthesia & Respiratory

Our General Anesthesia & Respiratory products include anesthesia, airway management, and respiratory care products.

Critical Care

Our Critical Care products include catheters, blood pressure transducers and related components used in hospital and acute care settings.

    Temperature Management

Our Temperature Management products include rapid infusion, blood and fluid warming, irrigation fluid warming, convective patient warming and temperature monitoring products used in perioperative and critical care settings.

    Regional Anesthesia/Pain Management

Our Pain Management products are used in regional anesthesia and pain management procedures.

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

2026 Events

In February 2026, the Supreme Court ruled that the U.S. Administration lacked the authority to impose tariffs under the International Emergency Economic Powers Act ("IEEPA"); the U.S. Court of International Trade subsequently ruled that companies are entitled to seek refunds for tariffs previously paid under that Act. We account for potential tariff refunds under the gain contingency model, recognizing recoveries in the period in which the contingency is resolved and realization is assured; during the nine months ended September 30, 2026, $29.2 million of tariff refunds were recognized in cost of goods sold and $1.1 million of related interest income was recognized in interest expense, net. We do not expect any additional refunds related to tariffs previously paid under IEEPA to be material. In response to the Supreme Court ruling, the Administration formally repealed the tariffs imposed under IEEPA while immediately implementing new broader tariff measures under Section 122 of the Trade Act of 1974. The Section 122 tariffs expired on July 24, 2026 and the Administration subsequently implemented new tariffs under Section 301 of the Trade Act of 1974, including tariffs ranging from 10% to 12.5% on imports from certain countries. In addition, the U.S. Department of Commerce continues to evaluate imports of medical consumables and equipment under a Section 232 national security investigation, which could result in additional tariffs and/or changes to currently available exemptions such as the United States-Mexico-Canada Agreement if the imports are determined to pose a national security risk. The applicability, duration, and resulting impact of these tariff measures, including ongoing legal challenges and potential changes to tariff levels or exemptions, remain uncertain. Any new tariffs, increases to existing tariff levels, or changes to currently available exemptions could increase the cost of products we import into the U.S. and adversely affect our business, financial condition and results of operations.

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

Disposition of our IV Solutions Business and Prepayment of a Portion of our Long-term Obligations

On April 24, 2025, pursuant to a purchase agreement (the "Agreement") with Otsuka Pharmaceutical Factory America, Inc., a Delaware corporation ("OPF") (described in Note 4: Disposal of Business to our accompanying condensed consolidated financial statements), we completed the formation of ICU Medical Pearl LLC (n/k/a Otsuka ICU Medical LLC (the "joint venture")) and transferred the assets, liabilities and operations that comprise our IV Solutions product line to the joint venture. At the closing of the transaction on May 1, 2025, under the Agreement, we sold a 60% interest in the joint venture to OPF. The total sales price, inclusive of our final purchase price adjustments, was $211.2 million, of which we used $200.0 million of the proceeds from the sale to pay down a portion of our outstanding Term Loan A (as defined below) long-term debt during the second quarter of 2025.

Consolidated Results of Operations

    We present income statement data in Part I, Item 1. "Financial Statements." The following table shows, for the three and nine months ended September 30, 2026 and 2025, the percentages of each income statement caption in relation to total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenues	100%	100%	100%	100%
Gross profit	42%	37%	41%	37%
Selling, general and administrative expenses	28%	28%	28%	28%
Research and development expenses	4%	4%	4%	4%
Restructuring, strategic transaction and integration expenses	1%	2%	3%	3%
Total operating expenses	33%	34%	35%	35%
Income from operations	9%	3%	6%	2%
Interest expense, net	(3)%	(4)%	(3)%	(4)%
Other (expense) income, net	(1)%	—%	—%	—%
Gain on sale of business	—%	1%	—%	3%
Income (loss) before income taxes and equity in (losses) earnings of unconsolidated affiliates	5%	—%	3%	1%
(Provision) benefit for income taxes	(1)%	—%	1%	—%
Net income (loss) from consolidated companies	4%	—%	4%	1%
Equity in (losses) earnings of unconsolidated affiliates	—%	—%	—%	—%
Net income (loss)	4%	—%	4%	1%

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

Consumables

    The following table summarizes our total Consumables revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Consumables revenue (GAAP)	$298.4	$285.1	$13.3	4.7%	$866.0	$824.4	$41.6	5.0%
Impact of foreign currency exchange rate changes	(0.2)				(9.0)
Consumables revenue on a constant currency basis (non-GAAP)	$298.2				$857.0
$ Change in constant currency	$13.1				$32.6
% Change in constant currency	4.6%				4.0%

Consumables revenue increased for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year. Price increases contributed approximately 1% to growth for both periods and higher sales volumes for our Infusion Therapy and Oncology product lines increased revenue by approximately $17 million and $38 million for the three and nine months ended September 30, 2026, respectively. These increases were partially offset by lower sales volumes in other product lines.

Infusion Systems

    The following table summarizes our total Infusion Systems revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Infusion Systems (GAAP)	$192.5	$173.9	$18.6	10.7%	$561.1	$507.9	$53.2	10.5%
Impact of foreign currency exchange rate changes	$—				(4.6)
Infusion Systems on a constant currency basis (non-GAAP)	$192.5				$556.5
$ Change in constant currency	$18.6				$48.6
% Change in constant currency	10.7%				9.6%

Infusion Systems revenue increased for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year, primarily driven by approximately $16 million and $48 million, respectively, in increased sales volumes of LVP hardware.

Vital Care

    The following table summarizes our total Vital Care revenue (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Vital Care (GAAP)	$69.5	$78.0	$(8.5)	(10.9)%	$215.2	$358.2	$(143.0)	(39.9)%
Impact of foreign currency exchange rate changes	0.3				(1.0)
Vital Care on a constant currency basis (non-GAAP)	$69.8				$214.2
$ Change in constant currency	$(8.2)				$(144.0)
% Change in constant currency	(10.5)%				(40.2)%

Vital Care revenue decreased for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year. The decrease for the three months ended September 30, 2026, was primarily due to lower sales volumes of Pain Management products of approximately $4 million. The decrease for the nine months ended September 30, 2026, was primarily due to the sale of our IV Solutions business on May 1, 2025 (see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements), which reduced revenue by approximately $127 million. The remaining decrease of approximately $16 million was primarily due to lower sales volumes across the portfolio outside of the U.S.

Gross Margins

    For the three and nine months ended September 30, 2026, gross margins were 41.9% and 41.2%, respectively, as compared to 37.4% and 36.6% for the same periods in the prior year.

The increase in gross margin for the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily driven by (i) $10.4 million or 1.9% impact from tariff refunds that were received during the third quarter of 2026 and (ii) approximately 1.5% from price increases. The remaining net increase was related to integration synergies and product mix, partially offset by higher freight costs and the impact of foreign currency exchange rate changes.

The increase in gross margin for the nine months ended September 30, 2026, as compared to the same period in the prior year, was primarily driven by (i) $29.2 million or 1.8% impact from tariff refunds that were received during the second and third quarter of 2026 and (ii) approximately a 2.2% impact from the May 1, 2025 sale of a 60% interest in our lower margin IV Solutions business and (iii) approximately 1.5% from price increases. The remaining net increase was related to pricing changes, integration synergies and product mix, partially offset by a 0.8% unfavorable impact from tariff expense and the impact of foreign currency exchange rate changes.

We do not expect any additional refunds related to tariffs previously paid under IEEPA to be material and, therefore, do not expect such refunds to materially impact our future gross margins..

Selling, General and Administrative (“SG&A”) Expenses

    The following table summarizes our total SG&A Expenses (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
SG&A	$154.4	$152.8	$1.6	1.0%	$460.9	$469.4	$(8.5)	(1.8)%

SG&A expenses increased for the three months ended September 30, 2026, as compared to the same period in the prior year, primarily due to an increase of $1.3 million in professional fees and $1.2 million in dealer fees, combined with other smaller category increases, which were primarily offset by a decrease of $3.6 million in stock compensation. Professional services increased primarily due to increase in accounting and consulting fees. Dealer fees increased due to an increase in revenue to distributors. Stock based compensation decreased driven by the timing of our equity award vestings, which resulted in one less outstanding annual award during the second quarter of 2026, partially offset by the adoption of a retirement policy on the 2026 equity awards.

SG&A expenses decreased for the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily due to a decrease of $4.7 million in stock compensation, $2.3 million in facilities expenses, $2.2 million in IT expenses, $1.7 million in marketing and promotion expenses, $1.6 million in loss contract amortization, which when combined with other smaller category increases, were primarily offset by an increase of $2.8 million in compensation costs. The stock based compensation decrease was driven by the timing of our equity award vestings, which resulted in one less outstanding annual award during the second quarter of 2026, partially offset by the adoption of a retirement policy on the 2026 equity awards. Facilities expenses decreased primarily due to a decrease in rent expense as a result of the expiration and exit of certain facility leases and due to lower operating lease expense driven by a lower amortization base following ROU asset impairments. IT expenses decreased primarily due to lower outsourced data processing costs as a result of integration synergies. Marketing and promotion expenses decreased primarily due to lower marketing materials and market research costs. Loss contract expense decreased due to higher amortization of the unfavorable contract liability in 2026 as compared to 2025, as the liability was recorded in connection with the sale of the IV Solutions business in the second quarter of 2025. Compensation increased due to an increase in employee benefits.

Research and Development (“R&D”) Expenses

    The following table summarizes our total R&D Expenses (in millions, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
R&D	$21.8	$21.3	$0.5	2.3%	$65.7	$66.4	$(0.7)	(1.1)%

R&D expenses slightly increased for the three months ended September 30, 2026, as compared to the same period in the prior year, primarily related to higher employment expense that support ongoing R&D projects. R&D expenses slightly decreased for the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily related to organizational synergies and project reprioritization. R&D expenses for both periods presented generally include compensation and benefit expenses, consulting fees, production supplies, samples, travel costs, utilities and other miscellaneous administrative costs incurred in our ongoing R&D projects.

Restructuring, Strategic Transaction and Integration Expenses

    Restructuring, strategic transaction and integration expenses were $6.3 million and $44.4 million for the three and nine months ended September 30, 2026, respectively, as compared to $13.1 million and $46.1 million for the three and nine months ended September 30, 2025, respectively.

Restructuring charges

    Restructuring charges were $3.6 million and $23.5 million for the three and nine months ended September 30, 2026, respectively, as compared to $6.2 million and $21.2 million for the three and nine months ended September 30, 2025, respectively. The restructuring costs for the three and nine months ended September 30, 2026 were primarily related to facility closure costs and severance costs, which included $5.8 million of non-cash impairment charges related to operating lease right-of-use assets and property, plant and equipment. The restructuring costs for the three and nine months ended September 30, 2025 were primarily related to facility closure costs and severance costs. As of September 30, 2026, we expect to pay the majority of our outstanding restructuring charges during the next twelve months. We expect restructuring costs to decrease during the remainder of 2026.
Strategic transaction and integration expenses

    Strategic transaction and integration expenses were $2.7 million and $20.9 million for the three and nine months ended September 30, 2026, respectively, as compared to $6.9 million and $24.9 million for the three and nine months ended September 30, 2025, respectively. The strategic transaction and integration expenses during the three and nine months ended September 30, 2026 and 2025 were primarily related to ongoing consulting expenses and employee costs incurred to integrate our Smiths Medical business acquired in 2022. For the nine months ended September 30, 2026, strategic transaction and integration expenses also included costs from certain facility consolidations incurred to integrate our Smiths Medical business acquired in 2022. For the nine months ended September 30, 2025, transaction costs also included expenses related to the sale of a 60% ownership in our IV solutions business that was completed during the second quarter of 2025.

Interest Expense, net

The following table presents interest expense, net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest expense	$(18,101)	$(22,229)	$(55,190)	$(70,557)
Interest income	2,861	2,421	7,709	8,169
Interest expense, net	$(15,240)	$(19,808)	$(47,481)	$(62,388)

    Interest expense, net for the three and nine months ended September 30, 2026 and 2025 primarily included the contractual interest incurred on borrowings under the Credit Agreement, as defined below, the per annum commitment fee charged on the available amount of the revolving credit facility contained in the Credit Agreement, the amortization of debt issuance costs incurred in connection with entering into the Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements), the impact of the interest rate swaps, and interest income. Additionally, interest expense includes the interest accretion on an unfavorable contract loss provision beginning in the second quarter of 2025.

The interest expense component decreased for the three and nine months ended September 30, 2026, as compared to the respective prior year periods, primarily due to lower obligation principal balances resulting from principal prepayments, including the $45.3 million prepayment of our Term Loan B in the second quarter of 2026. For the nine months ended September 30, 2026, the decrease in interest expense also reflected the $200.0 million paydown of our Term Loan A in May 2025 using proceeds from the sale of a 60% interest of our IV Solutions business.

Other (Expense) Income, net

The following table presents other (expense) income, net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Foreign exchange (loss) gain, net	$(423)	$1,827	(2,184)	1,967
Loss on disposition of assets	(232)	$(1,458)	(935)	(1,685)
Impairment of equity method investment	(2,832)	—	(2,832)	—
Other miscellaneous income, net	345	238	1,513	380
Other (expense) income, net	$(3,142)	$607	$(4,438)	$662

For the three and nine months ended September 30, 2026, the foreign exchange losses were primarily related to the strengthening of the U.S. dollar relative to certain foreign currencies, including the Euro. For the three and nine months ended, September 30, 2025, the foreign exchange gains were primarily related to the weakening of the U.S. dollar relative to certain foreign currencies, including the Euro and British Pound, partially offset by the strengthening of the U.S. dollar relative to the Mexican Peso.

For the three and nine months ended September 30, 2026, we recognized a $2.8 million impairment loss related to the full write-down of an equity method investment (see Note 11: Investment Securities to our accompanying condensed consolidated financial statements). For the nine months ended September 30, 2026, other miscellaneous income (expense), net primarily included the recognition of UK research and development tax credits.

Gain on Sale of Business

For the three and nine months ended September 30, 2026, we completed the sale of a business and recognized a gain on the sale of $2.2 million (see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements)

For the three months ended September 30, 2025, we recorded a gain on the sale of business of $3.0 million related to the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest. For the nine months ended September 30, 2025, the gain on the sale of business of $44.8 million comprised of the sum of a $45.6 million gain from the disposal of a 60% ownership interest in the joint venture, a $19.4 million gain from the difference between the fair value of our retained 40% ownership interest in the joint venture and our carrying value of that same proportionate ownership interest, and a $20.2 million unfavorable contract loss (see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements).

Income Taxes

For the three and nine months ended September 30, 2026, income taxes were accrued at an estimated effective tax rate of 20% and (37)%, respectively, as compared to 26% and 25% for the three and nine months ended September 30, 2025, respectively.

The effective tax rate for the three and nine months ended September 30, 2026 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, FDII, and tax credits. The effective tax rate for the three and nine months ended September 30, 2026 included a tax benefit of $0.0 million and $30.1 million, respectively, related to unrecognized tax benefits released as a result of the expiration of statutes of limitations. Additionally, U.S. return-to-provision adjustments net of related tax reserves for the year ended December 31, 2025 resulted in a tax benefit of $3.3 million, for both the three and nine months ended September 30, 2026.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $2.5 million tax benefit and $5.2 million tax benefit during the three and nine months ended September 30, 2026, respectively. The significant piece of objectively verifiable negative evidence evaluated was the recent U.S. cumulative losses. The Company's ability to use its deferred tax assets depends on the amount of taxable income in future periods.

The effective tax rate for the three and nine months ended September 30, 2025 differs from the federal statutory rate of 21% principally because of the effect of the mix of U.S. and foreign incomes, section 162(m) excess compensation, federal and state valuation allowance, and tax credits. The effective tax rate during the three and nine months ended September 30, 2025 included a tax expense of $0.0 million and $6.1 million, respectively, related to the sale of a 60% interest in our IV solutions business. Additionally, there were unrecognized tax benefits released as a result of the expiration of statutes of limitations during the three and nine months ended September 30, 2025 of $0.0 million and $5.0 million, respectively. The effective tax rate during the three and nine months ended September 30, 2025 also included a tax benefit of $12.0 million related to U.S. return-to-provision adjustments.

The Company recorded a change to the valuation allowance against certain U.S. federal and state deferred tax assets, resulting in a $1.4 million tax benefit and $2.3 million tax expense during the three and nine months ended September 30, 2025, respectively.

Equity in Earnings of Unconsolidated Affiliates

For the three and nine months ended September 30, 2026, we recorded equity in (losses) earnings of unconsolidated affiliates of $(2.1) million and $0.3 million, respectively, as compared to equity in (losses) earnings of unconsolidated affiliates of $(1.5) million and $1.3 million, respectively for the three and nine months ended September 30, 2025, related to our 40% proportionate share of the joint venture's financial results (see Note 4: Disposal of Business to our accompanying condensed consolidated financial statements). The joint venture's earnings are typically lower in the second half of the year due to seasonality and planned facility shutdowns.

In July 2026, Otsuka ICU Medical LLC announced plans for an over $500 million expansion to its IV Solutions manufacturing plant in Austin, Texas. This capital project will be funded by OPF, and we have no commitment to provide cash in connection with the plant expansion. Our equity in (losses) earnings of unconsolidated affiliates related to our Otsuka ICU Medical LLC ("OIM") joint venture is expected to be impacted by anticipated non-cash impairment charges related to the write-off of certain historical plant assets and equipment as they are decommissioned or replaced prior to the end of their respective useful lives. Our proportionate share of these non-cash charges will temporarily and significantly impact our reported net income (loss) in the periods recognized. These charges are expected to be non-cash in nature. Further, our equity in (losses) earnings of unconsolidated affiliates may also be impacted by certain expenses incurred solely for the benefit of our joint venture partner that will be fully reimbursable under our contract exit provisions. Accordingly, these expenses and the non-cash charges should not impact our consolidated cash flows or our recoverability of our investment in OIM. During the three and nine months ended September 30, 2026, our equity in (losses) earnings of unconsolidated affiliates related to our Otsuka ICU Medical LLC joint venture included $0.8 million of these non-cash impairment charges.

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

Funds generated from operations are held in cash and cash equivalents. During the nine months ended September 30, 2026, our cash and cash equivalents decreased by $6.2 million from $308.0 million at December 31, 2025 to $301.8 million at September 30, 2026. This decrease was primarily due to principal payments in 2026, including a $45.3 million prepayment on our Term Loan B during the second quarter of 2026 and a $75.3 million prepayment on our Term Loan B during the third quarter of 2026, as well as $39.2 million of tax withholding payments made during 2026 to settle employee equity award vests. Tax withholding payments are typically highest during the first quarter due to the timing of employee equity vesting activity. These payments represent the value of the shares withheld by the Company to satisfy employee tax obligations, which effectively reduced the total number of shares issued upon vesting and minimized shareholder dilution.

Credit Facilities and Access to Capital

As discussed in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements, on October 31, 2025 (the "Closing Date"), we entered into an Amendment No. 2 to our Credit Agreement (the "Amendment"), whereby we refinanced our Term Loan A and our Revolving Credit Facility under our existing Credit Agreement dated as of January 6, 2022 (as amended by Amendment No. 1, dated as of October 5, 2022, the "Existing Credit Agreement" and as further amended by the Amendment, the "Amended Credit Agreement"). The Amended Credit Agreement includes new credit facilities (the "New Credit Facilities") that consists of a $750.0 million senior secured term loan A and a new $500.0 million revolving credit facility (the "New Revolving Facility"). The outstanding aggregate principal amount of the term loans is $1.2 billion as of September 30, 2026, which includes the Term Loan A that will mature in October 2030 and the Term Loan B that will mature in January 2029. There are no outstanding borrowings under the New Revolving Facility as of September 30, 2026.

As part of entering into the Senior Secured Credit Facilities, we were assigned issuer and Term Loan B credit ratings. At the date of issuance of this report, our issuer and Term Loan B credit ratings assigned and outlook were as follows:

	Issuer/Term Loan B Credit Ratings	Outlook
Moody's	Ba3/Ba3	Stable
Fitch	BB/BB+	Stable
Standard & Poor's	BB/BB	Stable

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

The Credit Agreement contains financial covenants that pertain to the Term Loan A and the New Revolving Facility. Specifically, we were required to maintain a Secured Net Leverage Ratio of no more than 4.50 to 1.00, with a step-down to 4.00 to 1.00 starting with the quarter ending June 30, 2027 and an Interest Coverage Ratio of no less than 3.00 to 1.00 (defined and discussed in greater detail in Note 18: Long-Term Debt to our accompanying condensed consolidated financial statements). We were in compliance with these financial covenants as of September 30, 2026.

In January 2023, we entered into a receivables purchase agreement with Bank of the West, which was subsequently acquired by BMO Bank, N.A. ("BMO") in February 2023. The program accelerates our access to capital and may be utilized as needed. The program was not utilized during the periods presented, and there were no outstanding sold receivables as of September 30, 2026 and December 31, 2025.

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

Uses of Liquidity

Capital Expenditures

As of September 30, 2026, we now expect capital expenditures to be approximately $75 million for estimated 2026 planned capital expenditures, which is lower than our previously disclosed $85 million to $100 million range in our 2025 Annual Report on Form 10-K, due to the timing of project spend.

Contractual Obligations

Our principal commitments at September 30, 2026 include both short and long-term future obligations.

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

Term Loan B Principal Prepayments

As a result of principal prepayments made in 2025 and principal prepayments of $45.3 million during the second quarter of 2026 and $75.3 million during the third quarter of 2026, we have no mandatory principal payments on our Term Loan B until 2029.

The principal repayment obligations, estimated interest payments and revolver commitment fee payments are estimated in the below table. We expect to fund these obligations with our existing cash and cash equivalents and cash generated from our future operations.

	(in millions)
	Remainder of 2026	2027	2028	2029	2030	Thereafter
Term Loan A Principal Payments*	$4.6	$18.8	$37.5	$37.5	$637.5	$—
Term Loan A Interest Payments*	10.5	43.6	42.2	39.8	37.1	—
Term Loan B Principal Payments	—	—	—	423.9	—	—
Term Loan B Interest Payments	7.0	29.4	29.5	0.5	—	—
Revolver Commitment Fee	0.3	1.0	1.0	1.0	1.0	—
	$22.4	$92.8	$110.2	$502.7	$675.6	$—

*The Term Loan A principal and interest payments in the above table are subject to the springing maturity clause described in Exhibit 10.1 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

Other Future Capital Investments

Other future capital investments include restructuring and integration expenses along with spending to support quality systems and quality compliance objectives, which includes acquired field action liabilities. As of September 30, 2026, there have been no material changes to our range of $60 million to $80 million for estimated 2026 other future capital investments previously disclosed in our 2025 Annual Report on Form 10-K.

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

Historical Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operations for the nine months ended September 30, 2026 was $218.6 million. The changes in operating assets and liabilities included a $2.3 million decrease in inventories and $12.8 million increase in accrued liabilities. Offsetting these amounts were a $29.5 million increase in accounts receivable, an $8.7 million increase in prepaid expenses and other current assets, a $1.7 million increase in other assets, a $10.7 million decrease in accounts payable, and $42.6 million in net changes in income taxes, including excess tax benefits and deferred income taxes. The decrease in inventory was primarily due to strong sales volume of certain products and delays in inventory production as a result of plant transfers. The increase in accrued liabilities was primarily due to an increase in deferred revenue, offset by operating lease payments. The increase in accounts receivable was primarily due to the amount and timing of sales and collections. The increase in prepaid expenses and other current assets was primarily due to an increase in deferred costs related to infusion pumps sold. The increase in other assets was due to the purchase of spare parts. The decrease in accounts payable was due to the timing of payments. The net changes in income taxes was a result of the timing of payments, recording of the current deferred provision, and valuation allowance.

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

Cash Flows from Investing Activities

    The following table summarizes the changes in our investing cash flows (in thousands):

	Nine months ended September 30,
	2026	2025	Change
Investing Cash Flows:
Purchases of property, plant and equipment	$(45,999)	$(63,397)	$17,398	(1)
Proceeds from sale of business	5,931	211,185	(205,254)	(2)
Proceeds from sale of assets	39	42	(3)
Intangible asset additions	(5,245)	(7,210)	1,965
Net cash (used in) provided by investing activities	$(45,274)	$140,620	$(185,894)
_______________________________
(1)    Our purchases of property, plant and equipment may vary from period to period based on additional investments needed to support new and existing products and expansion of our manufacturing facilities.
(2)    During the three and nine months ended September 30, 2026, we completed the sale of a business. In 2025, we sold a 60% ownership interest in our IV Solutions business to OPF. See Note 4: Disposal of Business to our accompanying condensed consolidated financial statements.

Cash Flows from Financing Activities

    The following table summarizes the changes in our financing cash flows (in thousands):

	Nine months ended September 30,
	2026	2025	Change
Financing Cash Flows:
Principal payments on long-term debt	$(134,688)	$(272,750)	$138,062	(1)
Proceeds from exercise of stock options	490	5,972	(5,482)	(2)
Payments on finance leases	(1,966)	(1,543)	(423)
Tax withholding payments related to net share settlement of equity awards	(39,166)	(8,719)	(30,447)	(3)
Net cash used in financing activities	$(175,330)	$(277,040)	$101,710
_______________________________
(1)    Relates to scheduled principal payments and any prepayments on the Senior Secured Credit Facilities. In March 2025, we prepaid $35.0 million on our Term Loan B. In May 2025, we used $200.0 million received from the sale of a 60% interest in our IV Solutions business to pay down a portion of our Term Loan A. In June 2026, we prepaid $45.3 million on our Term Loan B. In September 2026, we prepaid an additional $75.3 million on our Term Loan B. Due to prepayments in 2025 and 2026, we do not have any mandatory principal payments on our Term Loan B until 2029.
(2)    Proceeds from the exercise of stock options will vary from period to period based on the volume of options exercised and the exercise price of the specific options exercised.
(3)    During the nine months ended September 30, 2026, our employees surrendered 298,361 shares of our common stock from vested restricted stock unit awards as consideration for approximately $39.2 million in minimum statutory withholding obligations paid on their behalf. During the nine months ended September 30, 2025, our employees surrendered 61,304 shares of our common stock from vested restricted stock unit awards as consideration for approximately $8.7 million in minimum statutory withholding obligations paid on their behalf.

Our common stock purchase plan, which authorizes the repurchase of up to $100.0 million of our common stock, was approved by our Board of Directors in August 2019. This plan has no expiration date. As of September 30, 2026, all of the $100.0 million available for purchase was remaining under the plan. We are limited on share purchases in accordance with the terms and conditions of our Credit Agreement (see Note 18: Long-Term Debt in our accompanying condensed consolidated financial statements).

Critical Accounting Policies

In our 2025 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies from those previously disclosed in our 2025 Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 2: New Accounting Pronouncements to the accompanying condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    Our variable-rate term loans and revolving credit facility are exposed to changes in interest rates.

The term loan A facility currently bears interest based on Term SOFR plus an applicable margin of 1.50% per year. The term loan B facility currently bears interest based on Adjusted Term SOFR subject to a 0.50% floor plus an applicable margin of 2.25%. We used a sensitivity analysis to measure our interest rate risk exposure. If the SOFR rate increases or decreases 1% from September 30, 2026, the additional annual interest expense or savings related to the existing term loans would be approximately $11.6 million before considering any offsetting impacts of our interest rate swaps.

In order to mitigate and offset a portion of this interest rate risk exposure associated with these debt instruments, we entered into interest rate swaps to achieve a targeted mix of fixed and variable-rate debt. The term loan A swap has an initial notional amount of $300.0 million, reducing to $150.0 million evenly on a quarterly basis through its final maturity on March 30, 2027, and we pay a fixed rate of 1.32% and receive the greater of 3-month USD SOFR or (0.15)%. The term loan B swap, which matured on March 30, 2026, had an initial notional amount of $750.0 million that reduced to $46.9 million evenly on a quarterly basis. We paid a fixed rate of 1.17% and received the greater of 3-month USD SOFR or 0.35%. In June 2023, we entered into an additional swap with a notional amount of $300.0 million with a maturity date of June 30, 2028 and we pay a fixed rate of 3.8765% starting on June 30, 2023 and receive 3-month USD SOFR. In February 2026, we entered into an additional swap with a notional amount of $225.0 million with a maturity date of December 31, 2029 and we pay a fixed rate of 3.302% and receive 3-month USD SOFR. See Note 9: Derivatives and Hedging Activities to our accompanying condensed consolidated financial statements.

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

Our foreign currency exchange forward contracts hedge a portion of our forecasted foreign currency-denominated revenues and expenses (principally Mexican Pesos, Euros, Japanese Yen, Canadian Dollar, and Australian Dollar) that differ from the functional currency of the operating unit. These derivative contracts are designated and qualify as cash flow hedges (see Note 9: Derivatives and Hedging Activities to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We performed a sensitivity analysis to estimate changes in the fair value of our foreign exchange derivatives due to potential changes in near-term foreign currency exchange rates. At September 30, 2026, the effect of a hypothetical 10% weakening in the foreign currencies for the prevailing currency pairs we have contracts in would result in an estimated increase in the fair value of these outstanding derivative contracts by approximately $2.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

    The following is a summary of our stock repurchasing activity during the third quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
07/01/2026 — 07/31/2026	—	$—	—	$100,000,000
08/01/2026 — 08/31/2026	—	$—	—	$100,000,000
09/01/2026—09/30/2026	—	$—	—	$100,000,000
Third quarter of 2026 total	—	$—	—	$100,000,000
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

Item 5. Other Information

(a)    None.

(b)    None.

(c)    During the three months ended September 30, 2026, none of the Company's directors or "officers" (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” each as defined in
Item 408(a) of Regulation S-K.

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

ICU Medical, Inc.

(Registrant)

/s/ Brian M. Bonnell	Date:	November 5, 2026
Brian M. Bonnell
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)